Form 10QSB
period 2004-06-30
TREMISIS ENERGY ACQUISITION CORP
filed 2004-08-13
CIK 1282648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2004

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to _____________

                        Commission File Number 000-50682

                     Tremisis Energy Acquisition Corporation
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                      20-0700684
            --------                                      ----------
(State or other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

               1775 Broadway, Suite 604, New York, New York 10019
               --------------------------------------------------
                     (Address of Principal Executive Office)

                                 (212) 397-1464
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

      As of August 13, 2004, 7,700,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                           Page
                                                                           ----

Part I: Financial Information:

      Item 1 -Financial Statements (Unaudited):

         Balance Sheet                                                       3

         Statements of Operations                                            4

         Statements of Stockholders' Equity                                  5

         Statements of Cash Flows                                            6

         Summary of Significant Accounting Policies                          7

         Notes to Financial Statements                                       8

      Item 2 - Management's Discussion and Analysis or Plan
               of Operation                                                 11

      Item 3 - Controls and Procedures                                      12

Part II.  Other Information

      Item 2 - Changes in Securities and Small Business Issuer
               Purchases of Equity Securities                               13

      Item 5 - Other Information                                            13

      Item 6 - Exhibits and Reports on Form 8-K                             13

Signatures and Certifications                                               15

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                                       Balance Sheet (Unaudited)
================================================================================
                                                                        June 30,
                                                                          2004
--------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                     $  1,006,059
     U.S. Government Securities held in Trust Fund (Note 2)          33,143,000
     Accrued interest receivable, Trust Fund                             50,777
     Prepaid expenses                                                    51,625
                                                                   ------------
          Total current assets                                       34,251,461

Furniture & equipment (net of accumulated depreciation of $203)           7,773
                                                                   ------------
          Total assets                                             $ 34,259,234
                                                                   ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accrued expenses                                              $     80,585
     Note payable, stockholder (Note 4)                                      --
                                                                   ------------
          Total current liabilities                                      80,585
                                                                   ------------
Common stock, subject to possible redemption,
     1,264,368 shares at redemption value (Note 2)                    6,448,277
                                                                   ------------
Commitment (Note 5)

Stockholders' equity (Notes 2, 3, 6 and 7)
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 30,000,000 shares;  Issued and outstanding
               7,700,000 shares (which includes 1,264,368 subject
               to possible redemption) and 1,375,000, respectively          770
     Additional paid-in capital                                      27,738,953
     Deficit accumulated during development stage                        (9,351)
                                                                   ------------

          Total stockholders' equity                                 27,730,372
                                                                   ------------
Total liabilities and stockholders' equity                         $ 34,259,234
                                                                   ============

    See accompanying summary of significant accounting policies and notes to unaudited financial statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                            Statements of Operations (Unaudited)
================================================================================

                                                                 Period from
                                                 Three months  February 5, 2004
                                                    ended       (inception) to
                                                June 30, 2004   June 30, 2004
--------------------------------------------------------------------------------
Expenses:
     General and administrative expenses         $   (61,167)     $(62,017)
                                                 -----------      --------

     Operating loss                              $   (61,167)     $(62,017)

Other income:
     Interest income                             $    52,666      $ 52,666
                                                 -----------      --------

Net loss                                         $    (8,501)     $ (9,351)
                                                 -----------      --------

Basic and fully diluted net loss per share       $     (0.00)
                                                 -----------

Weighted average common shares outstanding         4,363,776
                                                 -----------

    See accompanying summary of significant accounting policies and notes to unaudited financial statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                  Statements of Stockholders' Equity (Unaudited)
================================================================================


                                                            Preferred Stock              Common Stock
                                                         Shares       Amount          Shares       Amount
---------------------------------------------------------------------------------------------------------
Balance, February 5, 2004 (inception)                       --         $ --               --        $ --

Issuance of common stock to
     initial stockholders                                   --           --         1,375,000         137

Sale of 6,325,000 units, net of underwriters'
   discount and offering expenses (includes
   1,264,368 shares subject to possible
   redemption)                                              --           --         6,325,000         633

Net loss for the period                                     --           --                --          --
---------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                                     --           --         7,700,000         770

Net loss for the period (unaudited)                         --           --                --          --

---------------------------------------------------------------------------------------------------------
Balance, June 30, 2004 (unaudited)                          --           --         7,700,000        $770
              --- ----                                                              ---------        ----
---------------------------------------------------------------------------------------------------------

                                                          Additional       Deficit accumulated
                                                           Paid-In             during the
                                                           Capital          development stage           Total
----------------------------------------------------------------------------------------------------------------
Balance, February 5, 2004 (inception)                    $        --            $    --             $         --

Issuance of common stock to
     initial stockholders                                     24,863                 --                   25,000

Sale of 6,325,000 units, net of underwriters'
   discount and offering expenses (includes
   1,264,368 shares subject to possible
   redemption)                                            27,714,090                 --               27,714,723

Net loss for the period                                           --               (850)                    (850)
----------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                                   27,738,953               (850)              27,738,873

Net loss for the period (unaudited)                               --             (8,501)                  (8,501)
----------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004 (unaudited)                       $27,738,953            $(9,351)            $ 27,730,372
              --- ----                                   -----------            -------             ------------
----------------------------------------------------------------------------------------------------------------

    See accompanying summary of significant accounting policies and notes to unaudited financial statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                            Statements of Cash Flows (Unaudited)
================================================================================

                                                                                  Three months           February 5, 2004
                                                                                     ended                (inception) to
                                                                                 June 30, 2004             June 30, 2004
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
       Net loss                                                                   $     (8,501)            $     (9,351)
       Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation                                                                  203                      203
           Increase in accrued interest receivable                                     (50,777)                 (50,777)
           Increase in prepaid expenses                                                (51,625)                 (51,625)
           Increase in accrued expenses                                                 80,585                   80,585
                                                                                  ------------             ------------
               Net cash used in operating activities                                   (30,115)                 (30,965)
                                                                                  ------------             ------------
Cash Flows from Investing Activities
     U.S. Government securities held in Trust Fund                                 (33,143,000)             (33,143,000)
     Purchase of furniture and equipment                                                (7,976)                  (7,976)
                                                                                  ------------             ------------
           Net cash used in investing activities                                   (33,150,976)             (33,150,976)
                                                                                  ------------             ------------
Cash Flows from Financing Activities
     Proceeds from public offering of 6,325,000 units net                           34,163,000               34,163,000
     Decrease in deferred registration costs                                            89,885                      (--)
     Proceeds from issuance of common
          stock to initial stockholders                                                     --                   25,000
     Proceeds from note payable, stockholder                                             7,500                   77,500
     Repayment of note payable, stockholder                                            (77,500)                 (77,500)
                                                                                  ------------             ------------
           Net cash provided by financing activities                                34,182,885               34,188,000
                                                                                  ------------             ------------
Net increase in cash and cash equivalents                                                                     1,006,059
Cash and cash equivalents at beginning of the period                                     4,265                       --
                                                                                  ------------             ------------
Cash and cash equivalents at end of the period                                    $  1,006,059             $  1,006,059
                                                                                  ------------             ------------


      See accompanying summary of significant accounting policies and notes to unaudited financial statements

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                      Summary of Significant Accounting Policies
================================================================================

Cash and Cash Equivalents      The Company considers all highly liquid
                               investments with original maturities of three months or less to be cash equivalents.

Income Taxes                   The Company follows Statement of Financial
                               Accounting Standards No. 109 ("SFAS No. 109"),
                               "Accounting for Income Taxes" which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has a net operating loss carryforward of approximately $$9,300 available to reduce any future income taxes. The tax benefit of this loss, approximately $1,400 has been fully offset by a valuation allowance due to the uncertainty of its realization.

Net Loss Per Share             Net loss per share is computed on the basis of
                               the weighted average number of common shares outstanding during the period, including common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock warrants.

Use of Estimates               The preparation of financial statements in
                               conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Furniture and Equipment        Furniture and equipment is stated at cost, net of
                               accumulated depreciation. Depreciation is computed on a straight line basis over the estimated lives of 5 to 7 years commencing upon the date the asset is placed in service.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
================================================================================

1. Basis of Presentation       The financial statements are unaudited and
                               include the accounts of Tremisis Energy
                               Acquisition Corporation (a corporation in the development stage) ("Company").

                               In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations and its cash flows for the periods ended June 30, 2004. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

                               The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Current Report on Form 8-K filed on May 18, 2004.

2. Organization and
   Business Operations         The Company was incorporated in Delaware on
                               February 5, 2004 as a blank check company, the objective of which is to acquire an operating business in either the energy or the environmental industry and their related infrastructures. The Company's initial stockholders purchased 1,375,000 common shares,
                               $.0001 par value, for $25,000 on February 5, 2003.

                               On May 18, 2004, the Company consummated an
                               Initial Public Offering ("Offering") and raised net proceeds of $34,163,000 which is discussed in
                               Note 3. The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business in either the energy or environmental industry and their related infrastructures ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $33,143,000 of the net proceeds is being held in an interest bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United Stated government securities (treasury bills) with a maturity of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
================================================================================

                               The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,375,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of the Company's first Business Combination, all of these voting safeguards will no longer be applicable.

                               With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Proposed Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $6,448,277 has been classified as common stock subject to possible redemption.

                               The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public Offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the warrants contained in the Units in the Offering discussed in Note 3).

3. Offering                    On May 18, 2004, the Company sold 6,325,000 units
                               ("Units") in the Offering, which includes all of the 825,000 Units subject to the underwriters' over allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
================================================================================

                               Common Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Offering and expiring four years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given. In connection with this Offering, the Company issued an option for $100 to the representative of the underwriters to purchase 275,000 units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

4. Note Payable, Stockholder   The Company issued a $70,000 unsecured
                               non-interest bearing promissory note to a stockholder on February 17, 2004. The stockholder advanced additional amounts aggregating $7,500 through June 30, 2004. The notes were paid in full on June 1, 2004 from the net proceeds of the Offering.

5. Commitment                  The Company presently occupies office space
                               provided by an affiliate of an Initial
                               Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company is obligated to pay such affiliate $3,500 per month for such services commencing on May 18, 2004, the effective date of the Offering.

6. Preferred Stock             The Company is authorized to issue 1,000,000
                               shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7. Common Stock                The Company's Board of Directors authorized a
                               1.666666 to one forward stock split of its common stock on March 10, 2004, a 11428571 to one forward stock split of its common stock on April
                               16, 2004 and a 1.375 to one forward stock split of its common stock on April 23, 2004. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the transaction.

                               At June 30, 2004, there were 13,475,000 shares of common stock reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

      The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

Plan of Operations

      We were formed on February 5, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company in the either of the energy or environmental industries and their related infrastructures. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

      We consummated our initial public offering on May 18, 2004. Net loss of $8,501 reported for the quarter consists of $7,000 expense for a monthly administrative services agreement, $2,250 for professional fees, $7,375 expense for officer liability insurance, $8,900 for travel expenses, and $35,642 for other expenses. Interest income on the Trust Fund investment was $52,666.

      We consummated our initial public offering on May 18, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $37,950,000. After deducting offering expenses of $1,510,000 including $990,000 evidencing the underwriters' non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $2,277,000, net proceeds were $34,163,000. Of this amount, $33,143,000 is held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through May 18, 2006, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $180,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $84,000 for the administrative fee payable to First Americas Management LLC ($3,500 per month for two years), $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $666,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $60,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

      We are obligated, commencing May 12, 2004, to pay to First Americas Management LLC, an affiliate of Isaac Kier, our secretary, treasurer and a member of our board of directors, a monthly fee of $3,500 for general and administrative services. In addition, in February and April 2004, Lawrence S. Coben advanced an aggregate of $77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in May 2004 out of proceeds of our initial public offering.

ITEM 3.  CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004 was made under the supervision and with the participation of our management, including our chairman and chief executive officer (who is also our principal financial officer). Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      On May 18, 2004, we closed our initial public offering of 6,325,000 Units, including 825,000 Units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The Units were sold at an offering price of $6.00 per Unit, generating gross proceeds of 37,950,000. The representative of the underwriters in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-113583). The Securities and Exchange Commission declared the registration statement effective on May 12, 2004.

      We paid a total of $2,277,000 in underwriting discounts and commissions, and approximately $1,510,000 has been paid for costs and expenses related to the offering, including $990,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds.

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $34,163,000, of which $33,143,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through June 30, 2004, we have used approximately $22,000 of cash for operating expenses and $77,500 to repay advances made to us by one of our initial stockholders.

ITEM 5: OTHER INFORMATION

      In June 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics has been filed as an exhibit to this Quarterly Report on Form 10-QSB.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            14 - Code of Ethics

            31.1 - Section 302 Certification by CEO (and principal financial officer)

            32.1 - Section 906 Certification by CEO (and principal financial officer)

      (b)   Reports on Form 8-K:

            Date             Items     Financial Statements
            ----             -----     --------------------

            May 18, 2004     5, 7      Audited Financial Statements for the
                                       periods from February 5, 2004 (inception) to May 18, 2004 and February 5, 2004
                                       (Inception) to March 10, 2004

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TREMISIS ENERGY
                                               ACQUISITION CORPORATION

Dated: August 13, 2004
                                               /s/ Lawrence S. Coben
                                               ---------------------------------
                                               Lawrence S. Coben
                                               Chairman of the Board and Chief
                                               Executive Officer
                                               (and principal financial officer)