Form 10QSB
period 2004-09-30
TREMISIS ENERGY ACQUISITION CORP
filed 2004-11-12
CIK 1282648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2004

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to _____________

                        Commission File Number 000-50682

                     Tremisis Energy Acquisition Corporation
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

      As of November 12, 2004, 7,700,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                            Page
                                                                            ----

Part I: Financial Information:

       Item 1 -Financial Statements (Unaudited):

         Balance Sheet                                                        3

         Statements of Operations                                             4

         Statement of Stockholders' Equity                                    5

         Statement of Cash Flows                                              6

         Summary of Significant Accounting Policies                           7

          Notes to Financial Statements                                       8

       Item 2 - Management's Discussion and Analysis or
                  Plan of Operation                                          11

       Item 3 - Controls and Procedures                                      12

Part II. Other Information

       Item 2 - Changes in Securities and Small Business Issuer
                  Purchases of Equity Securities                             13

       Item 6 - Exhibits and Reports on Form 8-K                             13

Signatures                                                                   15

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                                       Balance Sheet (Unaudited)
================================================================================

                                                                   September 30,
                                                                        2004
--------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                      $   912,671
     U.S. Government Securities held in Trust Fund (Note 2)          33,143,000
     Accrued interest receivable, Trust Fund (Note 2)                   157,953
     Prepaid expenses                                                    36,875
                                                                    -----------
          Total current assets                                       34,250,499

Furniture and equipment (net of accumulated depreciation of $811)         7,165
                                                                    -----------
          Total assets                                              $34,257,664
                                                                    ===========

Liabilities and Stockholders' Equity
Current liabilities:
     Accrued expenses                                               $     9,096
     Income tax payable                                                  21,200
                                                                    -----------
          Total current liabilities                                      30,296
                                                                    -----------

Common stock, subject to possible redemption,
     1,264,368 shares at redemption value (Note 2)                    6,448,277
                                                                    -----------

Commitment (Note 5)

Stockholders' equity (Notes 2, 3, 6 and 7)
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 30,000,000 shares;  Issued and outstanding
               7,700,000 shares (which includes 1,264,368 subject
               to possible redemption)                                      770
     Additional paid-in capital                                      27,738,953
     Retained earnings accumulated during development stage              39,368
                                                                    -----------
          Total stockholders' equity                                 27,779,091
                                                                    -----------
Total liabilities and stockholders' equity                          $34,257,664
                                                                    ===========

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

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                            Statements of Operations (Unaudited)
================================================================================

                                                   Three months
                                                   Period from
                                                       ended               February 5, 2004
                                                 September 30, 2004         (inception) to
                                                                          September 30, 2004
--------------------------------------------------------------------------------------------
Expenses:
     General and administrative expenses            $   (40,657)             $  (102,674)
                                                    -----------              -----------

     Operating loss                                 $   (40,657)             $  (102,674)

Other income:

     Interest income                                $   110,576              $   163,242
                                                    -----------              -----------

Income before provision for income taxes                 69,919                   60,568

Provision for income taxes                          $   (21,200)                 (21,200)
                                                    -----------              -----------

Net income                                          $    48,719              $    39,368
                                                    -----------              -----------


Basic and fully diluted net income per share        $      0.01              $      0.01
                                                    -----------              -----------

Weighted average common shares outstanding            7,700,000                4,977,848
                                                    -----------              -----------

         See accompanying summary of significant accounting policies and notes to unaudited financial statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                   Statement of Stockholders' Equity (Unaudited)
================================================================================

                                                                                               Retained earnings
                                                                               Additional         accumulated
                                        Preferred Stock       Common Stock       Paid-In          during the
                                        Shares   Amount     Shares     Amount    Capital        development stage        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, February 5, 2004 (inception)     --     $  --            --   $  --   $        --        $        --        $        --

Issuance of common stock to
     initial stockholders                 --        --     1,375,000     137        24,863                 --             25,000

Sale of 6,325,000 units, net of
   underwriters' discount and
   offering expenses (includes
   1,264,368 shares subject to            --        --     6,325,000     633    27,714,090                 --         27,714,723
   possible redemption)

Net income for the period                 --        --            --      --            --             39,368             39,368

---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004               --        --     7,700,000   $ 770   $27,738,953        $    39,368        $27,779,091
---------------------------------------------------------------------------------------------------------------------------------

         See accompanying summary of significant accounting policies and notes to unaudited financial statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                             Statement of Cash Flows (Unaudited)
================================================================================

                                                                           February 5, 2004
                                                                            (inception) to
                                                                          September 30, 2004
--------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
       Net income                                                           $     39,368
       Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                  811
       Increase in prepaid expenses                                              (36,875)
       Increase in accrued expenses                                                9,096
       Increase in income tax payable                                             21,200
                                                                            ------------
         Net cash provided by operating activities                                33,600
                                                                            ------------

Cash Flows from Investing Activities
     Purchase of U.S. Government securities held in Trust Fund               (33,143,000)
     Increase in accrued interest receivable                                    (157,953)
     Purchase of furniture and equipment                                          (7,976)
                                                                            ------------
           Net cash used in investing activities                             (33,308,929)
                                                                            ------------

Cash Flows from Financing Activities
     Proceeds from public offering of 6,325,000 units, net                    34,163,000
     Proceeds from issuance of common
         stock to initial stockholders                                            25,000
     Proceeds from note payable, stockholder                                      77,500
     Repayment of note payable, stockholder                                      (77,500)
                                                                            ------------
         Net cash provided by financing activities                            34,188,000

Net  increase in cash and cash equivalents                                       912,671
Cash and cash equivalents at beginning of the period                                  --
                                                                            ------------
Cash and cash equivalents at end of the period                              $    912,671
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


Income Taxes                  The Company follows Statement of Financial
                              Accounting Standards No. 109 ("SFAS No. 109"),
                              "Accounting for Income Taxes" which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has an income tax payable of approximately
                              $21,200.

Net Income Per Share          Net income per share is computed on the basis of
                              the weighted average number of common shares outstanding during the period, including common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock warrants.

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

                              In the opinion of management, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of its operations and its cash flows for the periods ended September 30, 2004. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year. The Company has selected December 31st as its fiscal year end.

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



2.    Organization and
      Business Operations     The Company was incorporated in Delaware on
                              February 5, 2004 as a blank check company, the objective of which is to acquire an operating business in either the energy or the environmental industry and their related infrastructures. The
                              Company's initial stockholders purchased 1,375,000 common shares, $.0001 par value, for $25,000 on February 5, 2004.

                              On May 18, 2004, the Company consummated an
                              Initial Public Offering ("Offering") and raised net proceeds of $34,163,000 which is discussed in
                              Note 3. The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business in either the energy or environmental industry and their related infrastructures ("Business Combination").
                              Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $33,300,953 (which includes accrued interest of $157,953) is being held in an interest bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or
                              (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United Stated government securities (treasury bills) with a maturity of 180 days or less. The remaining net proceeds (not held in trust) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
================================================================================

                              The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the stock sold in the Offering, vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,375,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of the Company's first Business Combination, all of these voting safeguards will no longer be applicable.

                              With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Proposed Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $6,448,277 has been classified as common stock subject to possible redemption.

                              The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public Offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the warrants contained in the Units in the Offering discussed in Note 3).

3.    Offering                The Company sold 6,325,000 units ("Units") in the
                              Offering, which includes all of the 825,000 Units subject to the underwriters' over allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
================================================================================

                              Redeemable Common Stock Purchase Warrants
                              ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Offering and expiring four years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given. In connection with this Offering, the Company issued an option for $100 to the representative of the underwriters to purchase 275,000 units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

4.    Note Payable,
      Stockholder             The Company issued a $70,000 unsecured
                              non-interest bearing promissory note to a stockholder on February 17, 2004. The stockholder advanced additional amounts aggregating $7,500 through June 30, 2004. The notes were paid in full on June 1, 2004 from the net proceeds of the Offering.

5.    Commitment              The Company presently occupies office space
                              provided by an affiliate of an Initial
                              Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $3,500 per month for such services commencing on May 18, 2004, the effective date of the Offering.

6.    Preferred Stock         The Company is authorized to issue 1,000,000
                              shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7.    Common Stock            The Company's Board of Directors authorized a
                              1.666666 to one forward stock split of its common stock on March 10, 2004, a 1.1428571 to one forward stock split of its common stock on April
                              16, 2004 and a 1.375 to one forward stock split of its common stock on April 23, 2004. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the transaction.

                              At September 30, 2004, there were 13,475,000 shares of common stock reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

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

      Net income for the three months ended September 30, 2004 consisted of interest income on the Trust Fund investment of $107,176, interest on cash and cash equivalents of $3,400 offset by general and administration expenses of $10,500 expense for a monthly administrative services agreement, $5,183 for professional fees, $14,750 expense for officer liability insurance, $1,729 for travel expenses, $21,200 in income tax payable and $8,495 for other expenses

      Net income for the period from February 5, 2004 (inception) to September 30, 2004 consisted of interest income on the Trust Fund investment of $157,953, interest on cash and cash equivalents of $5,289 offset by general and administration expenses of $17,500 expense for a monthly administrative services agreement, $7,443 for professional fees, $22,125 expense for officer liability insurance, $4,518 for travel expenses, $21,200 in income tax payable and $51,088 for other expenses.

      We consummated our initial public offering on May 18, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $37,950,000. After deducting offering expenses of $1,510,000 including $990,000 evidencing the underwriters' non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $2,277,000, net proceeds were $34,163,000. Of this amount, $33,300,953 (which includes accrued interest of $157,953) is being held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through May 18, 2006, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $180,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $84,000 for the administrative fee payable to First Americas Management LLC ($3,500 per month for two years), $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $666,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $60,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

      Commencing May 12, 2004, we pay to First Americas Management LLC, an affiliate of Isaac Kier, our secretary, treasurer and a member of our board of directors, a monthly fee of $3,500 for general and administrative services. In addition, in February and April 2004, Lawrence S. Coben advanced an aggregate of $77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in May 2004 out of proceeds of our initial public offering.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of our management, including chief executive officer and treasurer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $34,163,000, of which $33,143,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through September 30, 2004, we have used approximately $ 137,000 of cash for operating expenses and $77,500 to repay advances made to us by one of our initial stockholders.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            31.1 - Section 302 Certification by CEO

            31.2 - Section 302 Certification by Treasurer

            32.1 - Section 906 Certification by CEO

            32.2 - Section 906 Certification by Treasurer

      (b)   Reports on Form 8-K:

            None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TREMISIS ENERGY
                                                     ACQUISITION CORPORATION

Dated: November 12, 2004

                                                     /s/ Lawrence S. Coben
                                                     ---------------------------
                                                     Lawrence S. Coben and Chief
                                                     Executive Officer
                                                     Chairman of the Board