Form 10KSB
period 2004-12-31
TREMISIS ENERGY ACQUISITION CORP
filed 2005-03-31
CIK 1282648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended: December 31, 2004

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________to ______________

                        Commission File Number 000-50682

                     TREMISIS ENERGY ACQUISITION CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                Delaware                                     20-0700684
        (State of Incorporation)                       (Small Business Issuer
                                                    I.R.S. Employer I.D. Number)

        1775 Broadway, Suite 604                               10019
           New York, New York                                (zip code)
(Address of principal executive offices)

                                  212-397-1464
                (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
   Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
                    Common Stock, $.0001 par value per share
                   Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X |

Issuer's revenues for the fiscal year ended December 31, 2004 were $0.

As of March 25, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $34,344,750.

As of March 28, 2005, there were 7,700,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Tremisis Energy Acquisition Corporation is a blank check company formed on February 5, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the energy or the environmental industry and their related infrastructures.

      On May 18, 2004, we closed our initial public offering of 6,325,000 units, including 825,000 units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $37,950,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $34,163,000, of which $33,143,000 was deposited into a trust fund and the remaining proceeds ($1,020,000) are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2004, we have used $185,906 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2004, there was $33,442,528 held in the trust fund.

      We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Energy industry and its related infrastructure

      The energy industry and its related infrastructure generally includes the production, generation, transmission and distribution of electricity, heat, fuel and other consumable forms of energy and the infrastructure needed to maintain and operate the facilities, services and installations used in the foregoing areas. The shortage of natural gas, rising oil prices and blackouts that have occurred as a result of over-usage in current energy forms have brought renewed focus on a variety of energy forms and the infrastructure related to the transmission of such energy.

      Although we may consider a target business in any segment of the energy industry, we are concentrating our search for an acquisition candidate on companies in the following segments:

      o     Electricity generation, distribution and transmission;

      o     Natural gas production, distribution and transmission;

      o Energy related services including conservation, metering, operations and maintenance;

      o     Steam generation and distribution;

      o     Alternative and renewable energy technologies; and

      o The infrastructure necessary to operate in the energy industry including but not limited to areas such as the production, transportation or distribution of towers, power lines, scaffolding products and other equipment or supplies incidental to the energy industry.

Environmental industry and its related infrastructure

      The environmental industry and its related infrastructure generally includes the technologies and services that protect the natural and human environment from destruction and pollution, and the infrastructure needed to maintain and operate the facilities, services and installations used in the foregoing areas. The environmental industry also seeks to ameliorate the negative effects of industrial production and unhealthy practices and materials on our population as a whole.

      Landfill closures and the difficulty of positioning new facilities in certain parts of the country have required that waste be transported long distances for environmentally sound disposal. New landfills require additional remediation measures to ensure that waste does not contaminate the surrounding ground or nearby water supplies. New technologies and expenditures are increasingly required with respect to air emissions and water cleanup, as pollution from power and industrial plants merit increasing examination and concern. Searches for new energy and water sources must meet stringent environmental standards, while existing and alternative forms of energy that are being used, developed and tested must adhere to an expanding body of practices and procedures to ensure that our environment is protected.

      Although we may consider a target business in any segment of the environmental industry, we are concentrating our search for an acquisition candidate on companies in the following segments:

      o Waste management and disposal, including wastewater treatment and management and sewage control;

      o     Air treatment and ionization, pollution and emission control;

      o     Medical waste disposal;

      o     Radon and site cleanup services;

      o     Other energy/environmental related technologies; and

      The infrastructure necessary to operate in the environmental industry including but not limited to areas such as the operation of water supply facilities, waste and wastewater treatment facilities, pollution control facilities and transportation facilities and the production, transportation or distribution of the equipment and products incidental to such operations.

Selection of a target business and structuring of a business combination

      We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates. While we do not currently have any agreements or plans to engage professional firms that specialize in business acquisitions to assist us in our search for a target business, we may do so in the future. If we do, we may be required to pay such firm a finder's fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our "Founders") or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

      Subject to the requirement that the target business must be in either the energy or the environmental industry and their related infrastructures, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

      o     financial condition and results of operation;

      o     growth potential;

      o experience and skill of management and availability of additional personnel;

      o     capital requirements;

      o     competitive position;

      o     stage of development of the products, processes or services;

      o degree of current or potential market acceptance of the products, processes or services;

      o proprietary features and degree of intellectual property or other protection of the products, processes or services;

      o     regulatory environment of the energy and environmental industries;
            and

      o     costs associated with effecting the business combination.

      These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

      The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

      Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

      In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering ("Founder Shares") in accordance with the vote of the majority of the shares of our common stock sold in such offering ("IPO Shares"). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares are voted in favor of the business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

      At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the total number of IPO Shares. As of December 31, 2004, the per-share conversion price would have been $ 5.29. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

      If we do not complete a business combination by November 18, 2005, or by May 18, 2006 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

      If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to November 18, 2005, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by May 18, 2006, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

      If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2004 would have been $5.29. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Lawrence S. Coben, our chairman of the board and chief executive officer, has each agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, in excess of the net proceeds of our initial public offering not held in the trust account.

Competition

      In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

      o our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

      o our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

      o our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

      If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business in the energy and environmental industries. Such a business combination may also be subject to regulatory approval. There is substantial competition in all aspects and segments of the energy and environmental industries. Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we intend to focus on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Government regulation

      The energy and environmental industries in general are subject to extensive controls and regulations imposed by various levels of the federal and state governments in the United States. Laws and regulations are generally intended to promote the safe use and disposal of various energy sources. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties or the imposition of injunctive relief. Governmental regulations may be changed from time to time in response to economic, political or other conditions. Any laws enacted or other governmental action taken which prohibit or restrict our operations following a business combination could have a material adverse effect on our business, financial condition and results of operations.

Employees

      We have two executive officers, each of whom is a member of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

                       Risks associated with our business

      In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

      We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in either of the energy or environmental industries and their related infrastructures. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $ 5.29 per share.

      Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $ 5.29 per share held in trust as of December 31, 2004 due to claims of creditors. If we liquidate before the completion of a business combination, Lawrence S. Coben, our chairman of the board and chief executive officer, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Mr. Coben will be able to satisfy those obligations.

Since we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business' operations.

      Since we have not yet identified a prospective target business, there is basis for investors to evaluate the possible merits or risks of the target business' operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

      Our certificate of incorporation authorizes the issuance of up to 30,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 8,825,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

      o     may significantly reduce the equity interest of stockholders;

      o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

      o     may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

      o default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

      o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

      o our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

      o our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

It is likely that our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

      Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

      Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Some of our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

      Some of our officers and directors may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations to. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

      All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

      As of December 31, 2004, we had $ 33,442,528 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

      o     solely dependent upon the performance of a single business, or

      o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

      In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.

      We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions in the energy or environmental industry. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

      Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

      Our board of directors is divided into three classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

      We currently have outstanding warrants to purchase 12,650,000 shares of common stock and an option to purchase 275,000 shares of common stock and warrants to purchase an additional 550,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

      If we do not complete a business combination by November 18, 2005, or by May 18, 2006 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

      Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,375,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities.

      Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

      If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

      o     restrictions on the nature of our investments; and

      o     restrictions on the issuance of securities,


      which may make it difficult for us to complete a business combination.


      In addition, we may have imposed upon us burdensome requirements, including:

      o     registration as an investment company;'

      o     adoption of a specific form of corporate structure; and

      o reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.


      We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

          Risks associated with the energy and environmental industries and their related infrastructures

Fluctuations in energy prices may cause a reduction in the demand or profitability of the products or services we may ultimately produce or offer.

      Prices for energy sources such as oil and natural gas tend to fluctuate widely based on a variety of political and economic factors. These price fluctuations heavily influence both the energy and environmental industries and their related infrastructures. Lower energy prices for existing products tend to limit the demand for alternate forms of energy services and related products and infrastructure. Factors that impact price fluctuations include the actions of the members of the Organization of Petroleum Exporting Countries (OPEC), the level of production by non-OPEC countries, worldwide demand for oil and natural gas, political tensions involving OPEC and non-OPEC countries and other varying factors. If we complete a business combination with a target business that is involved with an energy source that is affected by these or other factors, there may be a decrease in the demand for the products or services we may ultimately produce or offer and our profitability could be adversely affected.

Changes in technology may render our products or services obsolete following a business combination.

      Both the energy and environmental industries and their related infrastructures are substantially affected by rapid and significant changes in technology. These changes may render certain existing services and technologies currently used obsolete. We cannot assure you that the technologies used by or relied upon by a target business with which we effect a business combination will not be subject to such obsolescence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

Failure to comply with governmental regulations could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities.

      Both the energy and environmental industries are subject to extensive federal, state and local laws and regulations related to our population's health and safety and those associated with compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances or wastes, or discharges and air and other emissions) as well as land use and development. Existing laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Compliance with these laws, regulations and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities. These costs and liabilities could adversely affect our operations following a business combination. These laws, regulations and obligations could change with the promulgation of new laws and regulations or a change in the interpretation of existing laws and regulations, which could result in substantially similar risks. We cannot assure you that we will be able to comply with existing or new regulations.

If we are unable to acquire or renew permits and approvals required for our operations following a business combination, we may be forced to suspend or cease our operations altogether.

      The construction and operation of energy projects require numerous permits and approvals from governmental agencies. We cannot assure you that we will be able to obtain all necessary permits and approvals following a business combination. If we are unable to obtain or renew permits or approvals necessary for the operation of our business following a business combination, our operations would be adversely affected. In addition, obtaining all necessary permits and approvals may necessitate substantial expenditures and may create a significant risk of expensive delays or loss of value if a project is unable to function as planned due to changing requirements or local opposition.

Regulation within the energy industry could reduce our profitability following a business combination.

      Essentially all of the energy sectors including electric generation, transmission and distribution, natural gas transmission and distribution, and oil transportation are subject to highly technical Federal and state regulatory regimes. Rates, terms of service, facility sites, financing, dividend payments, wages, divestitures, changes in control and business dealings with affiliates are all subject to ongoing regulatory disclosure and approval on the merits. The failure or refusal of any jurisdictional regulator to grant approval as to any particular rate, service or transaction could prove harmful to us, as could the occurrence of any dispute with a regulator.

ITEM 2. DESCRIPTION OF PROPERTY

      We maintain our executive offices at 1775 Broadway, Suite 604, New York, New York pursuant to an agreement with First Americas Management LLC, an affiliate of Isaac Kier, our secretary and treasurer and a member of our board of directors. We pay First Americas Management a monthly fee of $3,500 which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by First Americas Management is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols TEGYU, TEGY and TEGYW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on May 13, 2004 and since the common stock and warrants commenced public trading on May 24, 2004. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                          Units                   Common Stock            Warrants
                                          -----                   ------------            --------
                                     High        Low            High        Low       High        Low
                                     ----        ---            ----        ---       ----        ---
      2005:
           First Quarter*.........   7.35       6.65            5.50       5.01       0.94       0.75

      2004:
           Fourth Quarter.........   6.65       5.70            5.15       4.80       0.83       0.46
           Third Quarter..........   6.35       5.97            5.00       4.80       0.72       0.52
           Second Quarter.........   6.40       6.00            5.00       4.70       0.85       0.65

* Through March 24, 2005

Holders

      As of March 28, 2005, there was 1 holder of record of our units, 5 holders of record of our common stock and 1 holder of record of our warrants.

Dividends

      We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

      In February 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

            Stockholders                                  Number of Shares
            ------------                                  ----------------

            Lawrence S. Coben                                 550,000

            Isaac Kier                                        100,000

            David A. Preiser                                  50,000

            Jon Schotz                                        50,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entity above were sold at a purchase price of approximately $0.033 per share. On March 10, 2004, April 16, 2004 and April 23, 2004, our board of directors authorized a 1.1666666-to-one forward stock split, a 1.1428571-to-one forward stock split and a 1.375-to-one forward stock split, respectively, of our common stock, effectively lowering the purchase price to $0.018 per share.

Initial Public Offering

      On May 18, 2004, we closed our initial public offering of 6,325,000 units, including 825,000 units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $37,950,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-113583). The Securities and Exchange Commission declared the registration statement effective on May 12, 2004.

      We paid a total of $2,277,000 in underwriting discounts and commissions and approximately $1,510,000 for other costs and expenses related to the offering, including $990,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $34,163,000, of which $33,143,000 was deposited into a trust fund and the remaining proceeds ($1,020,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $299,775 in interest through December 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      We were formed on February 5, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating company in either of the energy or environmental industries and their related infrastructures. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

      We consummated our initial public offering on May 18, 2004. All activity from February 5, 2004 through May 18, 2004 related to our formation and our initial public offering.

      Net income of $64,525 for the fiscal year ended December 31, 2004 consisted of $28,000 expense for a monthly administrative services agreement, $19,486 for professional fees, $36,875 expense for officer liability insurance, $23,000 for franchise fees, $ 5,429 for travel expenses and $51,602 for other expenses. Interest income for the fiscal year ended December 31, 2004 was $308,032.

      $33,143,000 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $1,020,000 available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2004, we had cash outside of the trust fund of $834,094, prepaid expenses of $22,125 and total liabilities of $ 52,680. We believe that we have sufficient available funds outside of the trust fund to operate through May 18, 2006, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

      We are obligated to pay to First Americas Management a monthly fee of $3,500 for general and administrative services. In addition, in February and April 2004, Lawrence S. Coben advanced an aggregate of $77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in June 2004 out of proceeds of our initial public offering.

ITEM 7. FINANCIAL STATEMENTS

      This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A. CONTROL AND PROCEDURES

      An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and our treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2004, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

      Our current directors and executive officers are as follows:

            Name                  Age     Position

            Lawrence S. Coben             Chairman of the Board of Directors and
                                   46     Chief Executive Officer

            Isaac Kier             52     Secretary, Treasurer and Director

            David A. Preiser       47     Director

            Jon Schotz             49     Director

      Lawrence S. Coben has been our chairman of the board and chief executive officer since our inception. From January 2001 until December 2003, Mr. Coben served as senior principal of Sunrise Capital Partners L.P., a private equity firm established by Houlihan Lokey Howard & Zukin, an international investment banking firm that invests capital in middle market companies. From January 1997 to December 2000, Mr. Coben was an independent consultant. From October 1994 to December 1996, Mr. Coben was chief executive officer of Bolivian Power Company, Ltd., a New York Stock Exchange-listed company that was one of Bolivia's largest private electric generator and distributor until its sale to an American-Swedish utility consortium. He was also a managing director of Liberty Power Latin America, L.P., a private developer and owner of power facilities, from January 1993 to December 1996. He has served as a director of Prisma Energy, one of the successor Enron companies, since September 2003. Mr. Coben has also been a director of NRG Energy, Inc. since December 2003, when he was appointed in connection with its plan of reorganization following its emergence from Chapter 11 bankruptcy. Mr. Coben is a member of the board of directors of the Bolivian-American Chamber of Commerce and was the co-chairman of the Lieberman 2004 National Energy Policy Committee which has devised a plan (the Declaration of Energy Independence) to reduce American dependence on politically unstable sources of energy. Mr. Coben is also an archaeologist affiliated with the University of Pennsylvania and is completing a doctorate in Anthropology. Mr. Coben received a B.A. in economics from Yale University, an M.A. in Anthropology (Archaeology) from the University of Pennsylvania and a J.D. from Harvard School of Law.

      Isaac Kier has been a member of our board of directors and our secretary and treasurer since our inception. Since February 2000, Mr. Kier has served as a general partner of Coqui Capital Patners L.P., a venture capital firm, which invests primarily in early stage companies. Since October 1997, he has been a principal and managing partner of First Americas Partners, LLC, an investment partnership focusing on investments in North and South America. From 1987 to 1997, he served as the managing partner of the Alabama 8 Market, a non-wireline cellular licensee. From 1982 until its sale in 1995, Mr. Kier served as the chairman of the board and chief executive officer of Lida, Inc., a Nasdaq-listed company engaged in textile production and printing. Since October 2004, Mr. Kier has served as a member of the board of directors of Hana Biosciences Inc., an Over The Counter Bulletin Board listed biopharmaceutical company that aims to acquire, develop and commercialize innovative products for the treatment of important unmet medical needs in cancer and immunological diseases, and Rand Acquisition Corporation, an Over The Counter Bulletin Board listed company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business. Mr. Kier also serves on the board of directors of several private companies including Caribbean Storage, Inc. and Montebello Brand Liquors, Inc. Mr. Kier received a B.A. in Economics from Cornell University and a J.D. from George Washington University Law School.

      David A. Preiser has been a director of ours since our inception. Since January 1991, Mr. Preiser has served as an officer of Houlihan Lokey and is currently a senior managing director and a member of the board of directors of Houlihan Lokey and has served as managing partner of Sunrise Capital Partners since December 1998. Mr. Preiser has been a director of NVR, Inc., an American Stock Exchange-listed home building and mortgage banking company, since September 1993. Mr. Preiser is also a director of Jos. A Bank Clothiers, Inc., a Nasdaq-listed company, and Akrion, LLC. Mr. Preiser received a B.A. (magna cum laude) in Economics from the University of Virginia and a J.D. (with honors) from Columbia University.

      Jon Schotz has been a director of ours since our inception. Mr. Schotz has been a partner of Saybrook Capital, LLC, a private investment bank engaged in capital management and financial advisory services, since he co-founded it in February 1990 and has managed the Saybrook Tax-Exempt Opportunity Funds since May 1999. Mr. Schotz also helps manage the investments of Saybrook's proprietary capital as well as the investments of the Saybrook Fund. Prior to co-founding Saybrook, Mr. Schotz was involved in opening the Los Angeles office of Ehrlich Bober & Co., Inc., a public finance investment bank, in 1983. Mr. Schotz is also a director of Saybrook Capital Corp. Mr. Schotz received a B.A. and a Master of Public and Private Management degree from Yale University.

      Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Jon Schotz, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of David A. Preiser, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Lawrence S. Coben and Isaac Kier, will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2004, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

      In June 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Tremisis Energy Acquisition Corporation, 1775 Broadway, Suite 604, New York, New York 10019.

ITEM 10. EXECUTIVE COMPENSATION

      Commencing May 12, 2004 and ending upon the acquisition of a target business, we will pay First Americas Management, an affiliate of Isaac Kier, our secretary and treasurer and a member of our board of directors, a fee of $3,500 per month for providing us with office space and certain office and secretarial services. Other than this $3,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

      Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2005 by:

            o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

            o each of our officers and directors; and o all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                    Amount and
                                                    Nature of
                                                    Beneficial       Percent of
Name and Address of Beneficial Owner(1)             Ownership          Class
---------------------------------------             ---------          -----

Lawrence S. Coben                                   1,008,334           13.1%
Sapling, LLC(2)                                       393,100(3)         5.1%
Isaac Kier                                            183,334(4)         2.4%
David A. Preiser(5)                                    91,666            1.2%
Jon Schotz(6)                                          91,666(7)         1.2%

All directors and executive officers as a group     1,375,000(8)        17.9%
(4 individuals)

----------

(1) Unless otherwise noted, the business address of each of the following is 1775 Broadway, Suite 604, New York, New York 10019.

(2) The business address of Sapling, LLC is 535 Fifth Avenue, 31st Floor, New York, New York 10017.

(3) Does not include 430,000 shares of common stock issuable upon exercise of warrants that are not exercisable and will not become exercisable within 60 days. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on January 28, 2005.

(4) Mr. Preiser's business address is c/o Houlihan Lokey Howard & Zukin, 685 Third Avenue, New York, New York 10016.

(5) Mr. Schotz's business address is c/o Saybrook Capital, LLC, 401 Wilshire Boulevard, Suite 850, Santa Monica, California 90401.

(6) Does not include 150,000 shares of common stock issuable upon exercise of warrants that are not exercisable and will not become exercisable within 60 days

(7) Does not include 580,000 shares of common stock issuable upon exercise of warrants held by our officers and directors that are not currently exercisable and will not become exercisable within 60 days.

      All of the shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

      Lawrence S. Coben and Isaac Kier may be deemed to be our "parents" and "promoters," as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In February 2004, we issued 750,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.033 per share, as follows:

      Name                        Number of Shares        Relationship to Us
      ----                        ----------------        ------------------
      Lawrence S. Coben               550,000          Chairman of the Board and
                                                       Chief Executive Officer
      Isaac Kier                      100,000          Secretary, Treasurer and
                                                       Director

      Name                        Number of Shares        Relationship to Us
      ----                        ----------------        ------------------
      David A. Preiser                 50,000          Director

      Jon Schotz                       50,000          Director

On March 10, 2004, our board of directors authorized a 1.1666666-to-one forward stock split of our common stock, on April 16, 2004, our board of directors authorized a 1.1428571-to-one forward stock split of our common stock and on April 23, 2004, our board of directors authorized a 1.375-to-one forward stock split of our common stock, effectively lowering the purchase price to $0.018 per share.

      Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

      o     May 12, 2007;

      o     our liquidation; or

      o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

      During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

      We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

      Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

      o each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

      o if we fail to consummate a business combination by November 18, 2005 (or by May 18, 2006 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

      o each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

      o each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

      o each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

      o each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

      o each agreed that he and his affiliates will not be entitled to receive or accept a finder's fee or any other compensation in the event he or his affiliates originate a business combination.

      First Americas Management, an affiliate of Isaac Kier, our secretary and treasurer and a member of our board of directors, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay First Americas Management $3,500 per month for these services.

      During 2004, Lawrence S. Coben advanced $77,500 to us to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of February 17, 2005 or the consummation of our initial public offering. This loan was repaid in June 2004.

      We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

      Other than the $3,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

      All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13. EXHIBITS AND LISTS

(a) The following Exhibits are filed as part of this report.

 Exhibit No.      Description
 -----------      -----------

     3.1          Certificate of Incorporation. (1)

     3.2          By-laws. (1)

 Exhibit No.      Description
 -----------      -----------

     4.1          Specimen Unit Certificate. (1)

     4.2          Specimen Common Stock Certificate. (1)

     4.3          Specimen Warrant Certificate. (1)

     4.4          Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.
                  (1)

     4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

     10.1         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Lawrence S. Coben (1)

     10.2         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Isaac Kier (1)

     10.3         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and David A. Preiser (1)

     10.4         Letter Agreement among the Registrant, EarlyBirdCapital, Inc.
                  and Jon Schotz (1)

     10.5 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.
                  (1)

     10.6 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders.
                  (1)

     10.7 Form of Letter Agreement between First Americas Management LLC and Registrant regarding administrative support. (1)

     10.8 Promissory Note, dated February 17, 2004, in the principal amount of $70,000 issued to Lawrence S. Coben. (1)

     10.9         Registration Rights Agreement among the Registrant and the
                  Founders. (1)

     10.10 Warrant Purchase Agreement among Lawrence S. Coben and EarlyBirdCapital, Inc. (1)

     14           Code of Ethics (2)

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Chief Executive Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-113583).

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The firm of BDO Seidman, LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

      During the fiscal year ended December 31, 2004, the fees for our principal accountant are $39,000 in connection with our initial public offering (financial statements included in the Form S-1 and Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2004), the review of our June 30 and September 30 Quarterly Reports on Form 10-QSB and the audit of our December 31, 2004 Annual Report on Form 10-KSB.

Audit-Related Fees

      During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

      During 2004, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

      During 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

                                    Tremisis Energy Acquisition Corporation
                                    (a corporation in the development stage)

================================================================================

                                                                            Page
                                                                            ----

       Financial Statements:

         Report of Independent Registered Public Accounting Firm             F-2

         Balance Sheet                                                       F-3

         Statement of Operations                                             F-4

         Statement of Stockholders' Equity                                   F-5

         Statement of Cash Flows                                             F-6

         Summary of Significant Accounting Policies                          F-7

          Notes to Financial Statements                               F-8 - F-10

                                    Tremisis Energy Acquisition Corporation
                                    (a corporation in the development stage)

================================================================================

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tremisis Energy Acquisition Corporation
New York, NY

We have audited the accompanying balance sheet of Tremisis Energy Acquisition Corporation (a corporation in the development stage) as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the period from February 5, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, the Company's Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of its initial public offering ("Offering")(such date would be November 18, 2005) or 24 months from the consummation of the Offering if certain extension criteria have been satisfied.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tremisis Energy Acquisition Corporation as of December 31, 2004 and the results of its operations and cash flows for the period from February 5, 2004 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
New York, NY

March 16, 2005

                                    Tremisis Energy Acquisition Corporation
                                    (a corporation in the development stage)

                                                                   Balance Sheet
================================================================================

                                                                                   December 31,
                                                                                        2004
------------------------------------------------------------------------------------------------

Assets
Current assets:
     Cash and cash equivalents                                                      $   834,094
     U.S. Government Securities held in Trust Fund (Note 1)                          33,351,358
     Accrued interest receivable held in Trust Fund (Note 1)                             91,170
     Prepaid expenses                                                                    22,125
                                                                                    -----------
          Total current assets                                                       34,298,747

Furniture and equipment (net of accumulated depreciation of $1,418)                       6,558
                                                                                    -----------
          Total assets                                                              $34,305,305
                                                                                    ===========

Liabilities and Stockholders' Equity
Current liabilities:
     Accrued expenses                                                               $    26,680
     Income tax payable                                                                  26,000
                                                                                    -----------
          Total current liabilities                                                      52,680
                                                                                    -----------

Common stock, subject to possible redemption,
     1,264,368 shares at redemption value (Note 1)                                    6,448,277
                                                                                    -----------

Commitment (Note 4)

Stockholders' equity (Notes 1, 2, 5, and 6)
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 30,000,000 shares; Issued and outstanding
            7,700,000 shares (which includes 1,264,368 subject
            to possible redemption)                                                         770
     Additional paid-in capital                                                      27,739,053
     Earnings accumulated during development stage                                       64,525
                                                                                    -----------
          Total stockholders' equity                                                 27,804,348
                                                                                    -----------
Total liabilities and stockholders' equity                                          $34,305,305
                                                                                    ===========

        See accompanying summary of significant accounting policies and notes to financial statements.

                                    Tremisis Energy Acquisition Corporation
                                    (a corporation in the development stage)

                                                         Statement of Operations
================================================================================

                                                                   Period from
                                                                February 5, 2004
                                                                (inception) to
                                                               December 31, 2004
--------------------------------------------------------------------------------

Expenses:
     General and administrative expenses (Note 4)                $  (164,392)
                                                                 -----------

     Operating loss                                                 (164,392)

Interest income                                                      308,032
                                                                 -----------

Income before provision for taxes                                    143,640

Provision for taxes (Note 7)                                         (79,115)
                                                                 -----------

Net income                                                       $    64,525
                                                                 -----------

Basic and diluted net income per share                           $      0.01
                                                                 -----------

Weighted average common shares outstanding                         5,739,057
                                                                 -----------

        See accompanying summary of significant accounting policies and notes to financial statements.

                                    Tremisis Energy Acquisition Corporation
                                    (a corporation in the development stage)

                                               Statement of Stockholders' Equity
================================================================================

                                                                                                        Earnings
                                                                                         Additional    accumulated
                                                Preferred Stock        Common Stock       Paid-In       during the
                                                Shares   Amount     Shares      Amount    Capital    development stage     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, February 5, 2004 (inception)              --    $  --            --   $  --    $        --    $     --         $        --

Issuance of common stock to
     initial stockholders                          --       --     1,375,000     137         24,863          --              25,000

Sale of 6,325,000 units and underwriters'
   option, net of underwriters' discount and
   offering expenses (includes 1,264,368
   shares subject to possible redemption           --       --     6,325,000     633     27,714,190          --          27,714,823

Net income for the period                          --       --            --      --             --      64,525              64,525
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                         --       --     7,700,000   $ 770    $27,739,053    $ 64,525         $27,804,348
                                                                   =========   =====    ===========    ========         ===========
------------------------------------------------------------------------------------------------------------------------------------

        See accompanying summary of significant accounting policies and notes to financial statements.

                                    Tremisis Energy Acquisition Corporation
                                    (a corporation in the development stage)

                                                         Statement of Cash Flows
================================================================================

                                                                            Period from
                                                                         February 5, 2004
                                                                         (inception) to
                                                                        December 31, 2004
-------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
       Net income for the period                                        $     64,525
       Adjustments to reconcile net income to net cash used in
            operating activities:
           Depreciation                                                        1,418
           Gain on maturity of U.S. Government Securities held in
                          Trust Fund                                        (208,605)
               Change in operating assets and liabilities:
               Increase in prepaid expenses                                  (22,125)
             Increase in accrued interest receivable                         (91,170)
               Increase in accrued expenses                                   26,680
               Increase in income tax payable                                 26,000
                                                                        ------------
               Net cash used in operating activities                        (203,277)
                                                                        ------------

Cash Flows from Investing Activities
     Purchases of U.S. Government securities held in Trust Fund          (66,493,753)
     Maturity of U.S. Government Securities held in Trust Fund            33,351,000
     Purchase of furniture and equipment                                      (7,976)
                                                                        ------------
           Net cash used in investing activities                         (33,150,729)
                                                                        ------------

Cash Flows from Financing Activities
     Proceeds from public offering of 6,325,000 units
           and underwriter option, net                                    34,163,100
     Proceeds from issuance of common
          stock to initial stockholders                                       25,000
     Proceeds from note payable, stockholder                                  77,500
     Repayment of note payable, stockholder                                  (77,500)
                                                                        ------------
           Net cash provided by financing activities                      34,188,100
                                                                        ------------

Net  increase in cash and cash equivalents                                   834,094
Cash and cash equivalents at beginning of the period
                                                                                  --
                                                                        ------------
         Cash and cash equivalents at end of the period                 $    834,094
                                                                        ------------

Supplemental disclosure of cash flow information:
     Cash paid during the year for income taxes                         $     53,115
                                                                        ------------

         See accompanying summary of significant accounting policies and notes to financial statements

                                    Tremisis Energy Acquisition Corporation
                                    (a corporation in the development stage)

                                      Summary of Significant Accounting Policies
================================================================================

Furniture and Equipment       Furniture and equipment is stated at cost, net of
                              accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated lives commencing upon the date the asset is placed in service.

Cash and Cash Equivalents     The Company considers all highly liquid
                              investments with original maturities of three months or less to be cash equivalents.

Income Taxes                  The Company follows Statement of Financial
                              Accounting Standards No. 109 ("SFAS No. 109"),
                              "Accounting for Income Taxes" which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. At December
                              31, 2004, there were no deferred taxes.

Net Income Per Share          Basic and diluted net income per share is
                              calculated by dividing net income by the weighted average number of common shares outstanding during the period. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation as the effect would be antidilutive.

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

                                    Tremisis Energy Acquisition Corporation
                                    (a corporation in the development stage)

                                                   Notes to Financial Statements
================================================================================

1.    Organization and
      Business Operations     The Company was incorporated in Delaware on
                              February 5, 2004 as a blank check company, the objective of which is to acquire an operating business in either the energy or the environmental industry and their related infrastructures. The
                              Company's initial stockholders purchased 1,375,000 common shares, $.0001 par value, for $25,000 on February 5, 2004.

                              On May 18, 2004, the Company consummated an
                              Initial Public Offering ("Offering") and raised net proceeds of $34,163,000 which is discussed in
                              Note 2. The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business in either the energy or environmental industry and their related infrastructures ("Business Combination").
                              Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $33,442,528 (which includes accrued interest of $91,170) is being held in an interest bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or
                              (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United Stated government securities (treasury bills) with maturity of 180 days or less. The remaining net proceeds (not held in trust) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

                              With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may

                                    Tremisis Energy Acquisition Corporation
                                    (a corporation in the development stage)

                                                   Notes to Financial Statements
================================================================================

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

                              The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public Offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the warrants contained in the Units in the Offering discussed in Note 2).

2.    Offering                The Company sold 6,325,000 units ("Units") in the
                              Offering, which includes all of the 825,000 Units subject to the underwriters' over allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two
                              Redeemable Common Stock Purchase Warrants
                              ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Offering and expiring four years from the date of the prospectus. The
                              Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least
                              $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given. In connection with this Offering, the Company issued an option for $100 to the representative of the underwriters to purchase
                              275,000 units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

                                    Tremisis Energy Acquisition Corporation
                                    (a corporation in the development stage)

                                                   Notes to Financial Statements
================================================================================

3.    Note Payable,
      Stockholder             The Company issued a $70,000 unsecured
                              non-interest bearing promissory note to a stockholder on February 17, 2004. The stockholder advanced additional amounts aggregating $7,500 through May 2004. The note and advances were paid in full in June 2004 from the net proceeds of the Offering.

4.    Commitment              The Company presently occupies office space
                              provided by an affiliate of an Initial
                              Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $3,500 per month for such services commencing on May 18, 2004, the effective date of the Offering and $28,000 is included in general and administrative expenses for such services.

5.    Preferred Stock         The Company is authorized to issue 1,000,000
                              shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6.    Common Stock            The Company's Board of Directors authorized a
                              1.666666 to one forward stock split of its common stock on March 10, 2004, a 1.1428571 to one forward stock split of its common stock on April
                              16, 2004 and a 1.375 to one forward stock split of its common stock on April 23, 2004. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect these transactions. At December 31, 2004, there were 13,475,000 shares of common stock reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.



7.    Provision for Taxes     Provision for taxes consists of:

                                             For the Period from February 5,2004
                                               (inception) to December 31, 2004
                                               --------------------------------

                             Current
                             -------
                              Federal                        $33,000
                              State and local                 46,115
                                                             -------

                                                             $79,115
                                                             -------

                              The effective tax rate exceeds statutory rates primarily due to state and local taxes which are calculated as a percentage of capital.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2005.

                                        TREMISIS ENERGY
                                        ACQUISITION CORPORATION

                                        By: /s/ Lawrence S. Coben
                                            ------------------------------------
                                            Lawrence S. Coben
                                            Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                 Title                            Date
----                                 -----                            ----

/s/ Lawrence S. Coben    Chairman of the Board and Chief         March 30, 2005
---------------------    Executive Officer (Principal
Lawrence S. Coben        Executive Officer)

/s/ Isaac Kier           Secretary, Treasurer and Director
--------------           (Principal Accounting and Financial
Isaac Kier               Officer)                                March 30, 2005

/s/ David A. Preiser
--------------------
David A. Preiser         Director                                March 30, 2005

/s/ Jon Schotz           Director                                March 30, 2005
--------------
Jon Schotz