Form 10QSB
period 2005-03-31
TREMISIS ENERGY ACQUISITION CORP
filed 2005-05-16
CIK 1282648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2005

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to _____________

                        Commission File Number 000-50682

                     Tremisis Energy Acquisition Corporation
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                             20-0700684
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

               1775 Broadway, Suite 604, New York, New York 10019
               --------------------------------------------------
                     (Address of Principal Executive Office)

                                 (212) 397-1464
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_| |_|

      As of May 16, 7,700,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                            Page
                                                                            ----

Page
----

Part I: Financial Information:

      Item I - Financial Statements (Unaudited):

            Balance Sheet                                                      3

            Statements of Operations                                           4

            Statements of Stockholders' Equity                                 5

            Statements of Cash Flows                                           6

            Notes to Financial Statements                                   7-10

      Item 2 - Management's Discussion and Analysis or Plan of Operation      11

      Item 3 - Controls and Procedures                                        12

Part II. Other Information

      Item  2 - Changes in Securities and Small Business Issuer Purchases of
            Equity Securities Controls and Procedures                         13

      Item  6 - Exhibits and Reports on Form 10Q                              13

Signatures                                                                    14

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                                       Balance Sheet (Unaudited)
================================================================================

                                                                     March 31,     December 31,
                                                                       2005            2004
----------------------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and cash equivalents                                      $   722,229    $   834,094
     U.S. Government Securities held in Trust Fund (Note 2)          33,619,888     33,351,358
     Accrued interest receivable held in Trust Fund (Note 2)              3,248         91,170
     Prepaid expenses                                                     7,375         22,125
                                                                    -----------    -----------
         Total Current assets                                        34,352,740     34,298,747
                                                                    -----------    -----------

Deferred Acquisition Costs (Note 4)                                      15,000             --
Furniture and equipment (net accumulated depreciation of
  $1,999 and $1,418)                                                      8,865          6,558
----------------------------------------------------------------------------------------------

          Total assets                                              $34,376,605    $34,305,305
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accrued expenses                                            $    96,797    $    26,680
        Taxes Payable                                                     8,300         26,000
                                                                    -----------    -----------
           Total current liabilities                                    105,097         52,680
----------------------------------------------------------------------------------------------

Common stock, subject to possible conversion
    1,264,368 shares at conversion value (Note 2)                     6,448,277      6,448,277

Commitment (Note 5)

Stockholders' equity (Notes 2, 3, 6 and 7)
        Preferred stock, $.0001 par value, authorized
            1,000,000 shares; none issued
        Common stock, $.0001 par value
            Authorized 30,000,000 shares; Issued and outstanding
            7,700,000 shares (which includes 1,264,368 subject to
            possible conversion)                                            770            770
        Additional paid-in capital                                   27,739,053     27,739,053
        Earnings accumulated during the development stage                83,408         64,525
----------------------------------------------------------------------------------------------

          Total stockholders' equity                                 27,823,231     27,804,348
----------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                          $34,376,605    $34,305,305
==============================================================================================
                                                  See Notes to Unaudited Financial Statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                             Statement of Operations (Unaudited)
================================================================================

                                                     For the        For the
                                                     Three          Period from
                                                     Months         February 5,
                                                     Ended          2004
                                                     March 31,      (inception)
                                                     2005           to March 31,
                                                                    2005
--------------------------------------------------------------------------------
Expenses:
     General and administrative expenses (Note 5)  $   131,214      $ 295,606
                                                   -----------      ---------
     Operating Loss                                   (131,214)      (295,606)

Interest Income                                        183,397        491,429
                                                   -----------      ---------
Income before provision for taxes                       52,183        195,823
                                                   -----------      ---------
Provision for taxes (Note 8)                           (33,300)      (112,415)
                                                   -----------      ---------
Net income                                         $    18,883      $  83,408
                                                   -----------      ---------
Basic and diluted net income per share             $       -0-

  Weighted average common shares outstanding         7,700,000
================================================================================
                                     See Notes to Unaudited Financial Statements

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                   Statement of Stockholders' Equity (Unaudited)
================================================================================

                                                                                    Earnings
                                                                                   Accumulated
                                               Common Stock                        During the
                                           -------------------    Addition paid-   Development
                                            Shares      Amount       in cap           Stage         Total
                                           ------------------------------------------------------------------
Balance, February 5, 2004 (inception)             --     $--              $--           $--              $--

Issuance of common stock to initial
   stockholders                            1,375,000     137           24,863            --           25,000

Sale of 6,325,000 units and
   underwriters' option, net of
   underwriters' discount and offering
   expenses (includes 1,264,368
   shares subject to possible
   conversion)                             6,325,000     633       27,714,190            --       27,714,823

Net income for the period                         --      --               --        64,525           64,525
                                           -----------------------------------------------------------------

Balance, December 31, 2004                 7,700,000     770       27,739,053        64,525       27,804,348

Net income for the three months
   ended March 31, 2005 (unaudited)               --      --               --        18,883           18,883
                                           ---------    ----      -----------       -------      -----------

Balance, March 31, 2005 (unaudited)        7,700,000    $770      $27,739,053       $83,408      $27,823,231
                                           ---------    ----      -----------       -------      -----------
                                          ==================================================================
                                                                 See Notes to Unaudited Financial Statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                             Statement of Cash Flows (Unaudited)
================================================================================

                                                                    For the Three     For the period from
                                                                     Months Ended        February 5, 2004
                                                                        March 31,    (inception) to March
                                                                             2005                31, 2005
---------------------------------------------------------------------------------------------------------

Cash flows from operating activities
     Net income for the period                                       $     18,883            $     83,408
       Adjustments to reconcile net income to net cash used in
       operating activities:
          Depreciation                                                        580                   1,999
        Gain on maturity of U.S. Government Securities held in
            Trust Fund                                                   (270,890)               (480,531)
        Change in operating assets and liabilities:
        Decrease (increase) in prepaid expenses                            14,750                  (7,375)
        Decrease in accrued interest receivable                            91,170                      --
        Increase in accrued expenses                                       70,117                  96,797
        (Decrease) increase in income tax payable                         (17,700)                  8,300
                                                                     ------------            ------------
            Net cash used in operating activities                         (93,090)               (297,402)
                                                                     ------------            ------------

Cash flows from investing activities
        Purchases of U.S. Government Securities held in Trust Fund    (33,619,888)           (100,112,605)
        Maturity of U.S. Government Securities held in Trust Fund      33,619,000              66,970,000
        Increase in deferred acquisition costs                            (15,000)                (15,000)
        Purchase of furniture and equipment                                (2,887)                (10,864)
                                                                     ------------            ------------
           Net cash used in investing activities                          (18,775)            (33,168,469)
                                                                     ------------            ------------

Cash flows from financing activities
       Proceeds from public offering of 6,325,000 units
           and underwriter option, net                                        --               34,163,100
       Proceeds from issuance of common stock to initial
           Stockholders                                                       --                   25,000
       Proceeds from note payable, stockholder                                --                   77,500
       Repayment of note payable, stockholder                                 --                  (77,500)
                                                                     ------------            ------------
             Net cash provided by financing activities                        --               34,188,100
                                                                     ------------            ------------

Net (decrease) increase in cash and cash equivalents                 $   (111,865)           $    722,229
Cash and cash equivalent at beginning of period                           834,094                      --
                                                                     ------------            ------------
        Cash and cash equivalents at end of period                   $    722,229            $    722,229
                                                                     ------------            ------------

Supplemental disclosure of cash flow information:
        Cash paid during the period for income taxes                 $     51,000            $    104,115
=========================================================================================================
                                                             See Notes to Unaudited Financial Statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
================================================================================

1. Basis of Presentation      The accompanying financial statements are
                              unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB.
                              Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's
                              Annual Report on Form 10-KSB for the period ended
                              December 31, 2004.

                              In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Tremisis Energy Acquisition Corporation (the "Company") as of March 31, 2005 and the results of its operations and its cash flow for the three month period ended March 31, 2005 and from February 5, 2005 (inception) to March 31, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

2. Organization and           The Company was incorporated in February 5, 2004
   Business Operations        as a blank check company whose objective is to
                              acquire an operating business in either the energy or the environmental industry and their related infrastructures.

                              The registration statement for the Company's initial public offering ("Offering") was declared effective May 13, 2004. The Company consummated the offering on May 18, 2004 and received net proceeds of approximately $34,163,100 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the energy and environmental industry and their related infrastructures ("Business Combination"). An amount of approximately $33,623,136 of the net proceeds is being held in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or
                              (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
================================================================================

                              The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering, vote against the Business Combination and exercise the conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,375,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

                              With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $6,448,277 has been classified as common stock subject to possible conversion The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date would be November 18, 2005), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in
                              Note 3).

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
================================================================================

3. Offering                   On May 18, 2004, the Company sold 6,325,000 units
                              ("Units") in the Offering including an additional
                              825,000 Units pursuant to the underwriters' over-allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase
                              Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 275,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

4. Deferred Acquisition       During the three months ended March 31, 2005,
   Costs                      consulting fees of $15,000 have been incurred with
                              respect to a potential business combination.

5. Commitment                 The Company presently occupies office space
                              provided by an affiliate of an initial
                              stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $3,500 per month for such services commencing on May 18, 2004, the effective date of the Offering and $10,500 for the three month period ended March 31, 2005 and $38,500 for the period from February 5, 2004 (inception) to March
                              31, 2005 is included in general and administrative expenses for such services.

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

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
================================================================================

7. Common Stock               The Company's Board of Directors authorized a
                              1.666666 to one forward stock split of its common stock on March 10, 2004, a 1.1428571 to one forward stock split of its common stock on April
                              16, 2004 and a 1.375 to one forward stock split of its common stock on April 23, 2004. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the transactions.

                              As of March 31, 2005, 13,475,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

8. Provision for Taxes        Provision for taxes consists of:

                                                                    For the
                                                                  Period from
                                                For the Three   February 5, 2005
                                                 Months ended    (inception) to
                                                March 31, 2005   March 31, 2005
                                                --------------   --------------

                              Current
                              -------
                                 Federal           $10,500         $ 43,500
                                 State and local    22,800           68,915
                                                   -------         --------
                                                   $33,300         $112,415
                                                   =======         ========

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

      Net income for the three months ended March 31, 2005 consisted of interest income of $183,397 reduced by $10,500 for a monthly administrative services agreement, $37,979 for professional fees, $14,750 for officer liability insurance, $54,655 for travel expenses, $7,494 for franchise fees, $33,300 for taxes and $5,836 for other expenses.

      Net income for the period from February 5, 2004 (inception) to March 31, 2005 consisted of interest income of $491,429 reduced by $38,500 for a monthly administrative services agreement, $57,465 for professional fees, $51,625 for officer liability insurance, $60,084 for travel expenses, $30,494 for franchise fees, $112,415 for taxes and $57,438 for other expenses.

      We consummated our initial public offering on May 18, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $37,950,100. After deducting offering expenses of $1,510,000 including $990,000 evidencing the underwriters' non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $2,277,000, net proceeds were $34,163,100. Of this amount, $33,623,136 (which includes accrued interest of $3,248) is held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through May 18, 2006, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $180,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $84,000 for the administrative fee payable to First Americas Management LLC ($3,500 per month for two years), $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $666,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $60,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

      We are obligated to pay to First Americas Management LLC, an affiliate of Isaac Kier, our secretary, treasurer and a member of our board of directors, a monthly fee of $3,500 for general and administrative services. Through March 31, 2005, an aggregate of $38,500 has been paid for such services. In addition, in February and April 2004, Lawrence S. Coben, C.E.O. advanced an aggregate of $77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in May 2004 out of proceeds of our initial public offering.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of our management, including the chief executive officer and treasurer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      On May 18, 2004, we closed our initial public offering of 6,325,000 Units, including 825,000 Units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The Units were sold at an offering price of $6.00 per Unit, generating gross proceeds of 37,950,100. The representative of the underwriters in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-113583). The Securities and Exchange Commission declared the registration statement effective on May 12, 2004.

      We paid a total of $2,277,000 in underwriting discounts and commissions, and $1,510,000 for costs and expenses related to the offering, including $990,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds.

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $34,163,100, of which $33,143,000 was deposited into a trust fund and the remaining proceeds are to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through March 31, 2005, we have used approximately $297,000 of cash for operating expenses and $77,500 to repay advances made to us by one of our initial stockholders.

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

                                                     TREMISIS ENERGY
                                                     ACQUISITION CORPORATION

Dated: May 16, 2005

                                                     /s/ Lawrence S. Coben
                                                     ---------------------------
                                                     Lawrence S. Coben
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                                     /s/ Isaac Kier
                                                     ---------------------------
                                                     Treasurer