Form 10QSB
period 2005-06-30
TREMISIS ENERGY ACQUISITION CORP
filed 2005-08-15
CIK 1282648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2005

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

               1775 Broadway, Suite 604, New York, New York 10019
                     (Address of Principal Executive Office)

                                 (212) 397-1464
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

      As of August 15, 2005, 7,700,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                            Page
                                                                            ----
Part I: Financial Information:

       Item I - Financial Statements (Unaudited):

         Balance Sheets                                                        3

         Statements of Operations                                              4

         Statements of Stockholders' Equity                                    5

         Statements of Cash Flows                                              6

         Summary of Significant Accounting Policies                            7

         Notes to Financial Statements                                      8-11

       Item 2 - Management's Discussion and Analysis or
                Plan of Operation                                             12

       Item 3 - Controls and Procedures                                       13

Part II. Other Information

       Item 2 - Unregistered Sales of Equity Securities and
                Use of Proceeds                                               14

       Item 6 - Exhibits                                                      14

Signatures                                                                    15

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                                      Balance Sheets (Unaudited)
================================================================================

                                                                    June 30, 2005    December 31, 2004
------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash                                                             $   578,330          $   834,094
     U.S. Government Securities held in Trust Fund (Note 2)            33,826,040           33,351,358
     Accrued interest receivable held in Trust Fund (Note 2)               18,361
                                                                                                91,170
     Prepaid expenses                                                      25,315               22,125
                                                                      -----------          -----------
         Total current assets                                          34,448,046           34,298,747
                                                                      -----------          -----------
Furniture and equipment (net accumulated depreciation of
     $2,880 and $1,418)                                                    10,993                6,558
------------------------------------------------------------------------------------------------------
          Total assets                                                $34,459,039          $34,305,305
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued expenses                                                 $    54,463          $    26,680
     Taxes Payable                                                         64,015               26,000
                                                                      -----------          -----------
        Total current liabilities                                         118,478               52,680
======================================================================================================

Common stock, subject to possible conversion
     1,264,368 shares at conversion value (Note 2)                      6,765,498            6,685,164

Commitment (Note 4)

Stockholders' equity (Notes 2, 3, 5 and 6)
     Preferred stock, $.0001 par value,
         authorized 1,000,000 shares; none issued                            --                   --
     Common stock, $.0001 par value
         Authorized 30,000,000 shares; Issued and
         outstanding 7,700,000 shares (which includes
         1,264,368 subject to possible conversion)                            770                  770
     Additional paid-in capital                                        27,421,832           27,502,166
     Earnings accumulated during the development stage                    152,461               64,525
------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                   27,575,063           27,567,461
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $34,459,039          $34,305,305
======================================================================================================

               See Summary of Significant Accounting Policies and
                    Notes to Unaudited Financial Statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                            Statements of Operations (Unaudited)
================================================================================

                                                For the        For the        For the Six     For the          For the Period
                                                Three          Three          Months          Period from      from February
                                                Months         Months         Ended June      February 5,      5, 2004
                                                Ended June     Ended June     30, 2005        2004             (inception) to
                                                30, 2005       30, 2004                       (inception)      June 30, 2005
                                                                                              to June 30,
                                                                                              2004
-----------------------------------------------------------------------------------------------------------------------------
Expenses:
     General and administrative
       expense (Note 4)                         $    80,909    $    61,167    $   212,123     $    62,017      $   376,515
                                                -----------    -----------    -----------     -----------      -----------

     Operating loss                                 (80,909)       (61,167)      (212,123)        (62,017)        (376,515)

Interest Income                                     223,812         52,666        407,209          52,666          715,241
                                                -----------    -----------    -----------     -----------      -----------

Income (loss) before provision for taxes            142,903         (8,501)       195,086          (9,351)         338,726

Provision for taxes (Note 7)                        (73,850)          --         (107,150)           --           (186,265)
                                                -----------    -----------    -----------     -----------      -----------

Net income (loss)                               $    69,053    $    (8,501)   $    87,936     $    (9,351)     $   152,461
                                                -----------    -----------    -----------     -----------      -----------

Accretion of Trust Fund relating to
     common stock subject to possible
     conversion                                      44,231         10,150         80,334          10,150          140,210
                                                -----------    -----------    -----------     -----------      -----------

Net income (loss) attributable to common
       stockholders                             $    24,822    $   (18,561)   $     7,602     $   (19,501)     $   (12,251)
                                                -----------    -----------    -----------     -----------      -----------

Basic and diluted income (loss) per share       $      0.00    $     (0.00)   $      0.00     $     (0.01)

==========================================================================================================================
Weighted average common shares outstanding        7,700,000      4,363,776      7,700,000       3,250,690
==========================================================================================================================

               See Summary of Significant Accounting Policies and
                    Notes to Unaudited Financial Statements

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                  Statements of Stockholders' Equity (Unaudited)
================================================================================

                                                                                                       Earnings
                                                                                                      Accumulated
                                                          Common Stock               Addition          During the
                                                 ------------------------------       paid-in         Development
                                                    Shares            Amount          capital            Stage            Total
                                                 ----------------------------------------------------------------------------------
Balance, February 5, 2004 (inception)                      --      $         --     $         --      $         --     $         --

Issuance of common stock to initial
   stockholders                                     1,375,000               137           24,863                --           25,000

   Sale of 6,325,000 units and
   underwriters' option, net of
   underwriters' discount and
   offering expenses (includes
   1,264,368 shares subject to
   possible conversion)                             6,325,000               633       27,537,178                --       27,537,811

 Accretion of Trust Fund relating to
   Common stock subject to possible
   conversion                                              --                --          (59,875)               --          (59,875)

Net income for the period                                  --                --               --            64,525
                                                                                                                             64,525
                                                 ----------------------------------------------------------------------------------

Balance, December 31, 2004                          7,700,000      $        770     $ 27,502,166      $     64,525     $ 27,567,461

Accretion of Trust Fund relating to
   Common stock subject to possible
   conversion                                              --                --          (80,334)               --          (80,334)

Net income for the six month period
   (unaudited)                                             --                --               --            87,936           87,936
                                                 ----------------------------------------------------------------------------------

Balance, June 30, 2005 (unaudited)                  7,700,000      $        770     $ 27,421,832      $    152,461     $ 27,575,063
                                                 ==================================================================================

               See Summary of Significant Accounting Policies and
                    Notes to Unaudited Financial Statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                            Statements of Cash Flows (Unaudited)
================================================================================

                                                        For the          For the             For           For the           For the
                                                          Three            Three          the Six      Period from       Period from
                                                         Months           Months           Months      February 5,       February 5,
                                                     Ended June       Ended June            Ended             2004              2004
                                                       30, 2005         30, 2004         June 30,      (inception)       (inception)
                                                                                             2005      to June 30,       to June 30,
                                                                                                              2004              2005
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
     Net income (loss) for the period             $      69,053    $      (8,501)   $      87,936    $      (9,351)   $     152,461
     Adjustments to reconcile net income to
       net cash used in operating activities:
             Depreciation                                   881              203            1,461              203            2,880
             Gain on maturity of U.S.
               Government                              (203,634)              --         (474,524)              --         (684,165)
               securities held in Trust Fund
             Change in operating assets and
               liabilities:
             Increase in prepaid expenses               (17,940)         (51,625)          (3,190)         (51,625)         (25,315)

             (Increase) decrease in accrued
               interest receivable                      (18,361)         (50,777)          72,809          (50,777)         (18,361)
             (Decrease) increase in accrued
               expenses                                 (42,334)          80,585           27,783           80,585           54,463
             Increase in income tax payable              55,715               --           38,015               --           64,015
                                                  -------------    -------------    -------------    -------------    -------------
                 Net cash used in operating
                   activities                          (156,620)         (30,115)        (249,710)         (30,965)        (454,022)
                                                  -------------    -------------    -------------    -------------    -------------

Cash flows from investing activities
     Purchase of U.S. Government Securities
       held in Trust Fund                          (101,268,270)     (33,143,000)    (134,888,158)     (33,143,000)    (201,380,875)
     Maturity of U.S. Government Securities
       held in Trust Fund                           101,269,000               --      134,888,000               --      168,239,000
     (Increase) decrease in deferred                         --
       acquisition costs                                 15,000               --               --               --
     Purchase of furniture and equipment                 (3,009)          (7,976)          (5,896)          (7,976)         (13,873)
                                                  -------------    -------------    -------------    -------------    -------------
         Net cash provided by (used in)
           investing activities                          12,721      (33,150,976)          (6,054)     (33,150,976)     (33,155,748)
                                                  -------------    -------------    -------------    -------------    -------------

Cash flows from financing activities
     Proceeds from public offering of 6,325,000              --       34,163,000               --       34,163,000       34,163,100
       units and underwriter option, net
     Decrease in deferred registration costs                 --           89,885               --               --               --
     Proceeds from issuance of common stock to
       initial stockholders                                  --               --               --           25,000           25,000
     Proceeds from note payable, stockholder                 --            7,500               --           77,500           77,500
     Repayment of note payable, stockholder                  --          (77,500)              --          (77,500)         (77,500)
                                                  -------------    -------------    -------------    -------------    -------------
        Net cash provided by financing
          activities                                         --       34,182,885               --       34,188,000       34,188,100
                                                  -------------    -------------    -------------    -------------    -------------

Net (decrease) increase in cash                        (143,899)       1,001,794         (255,764)       1,006,059          578,330
Cash at beginning of period                             722,229            4,265          834,094               --               --
                                                  -------------    -------------    -------------    -------------    -------------
Cash at end of period                             $     578,330    $   1,006,059          578,330    $   1,006,059          578,330
                                                  -------------    -------------    -------------    -------------    -------------

Supplemental disclosure of cash flow
information:
Cash paid during the period for income taxes      $      18,300    $          --    $      69,300    $          --    $     122,415
Supplemental disclosure of non cash activity:
Accretion of Trust Fund relating to common
stock subject to possible conversion              $      44,231    $      10,150    $      80,334    $      10,150    $     140,210
===================================================================================================================================

               See Summary of Significant Accounting Policies and
                    Notes to Unaudited Financial Statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                      Summary of Significant Accounting Policies
================================================================================

Income taxes             The Company follows Statement of Financial Accounting
                         Standards No. 109("SFAS No. 109"), "Accounting for
                         Income Taxes" which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Net income per share     Net income per share is computed on the basis of the
                         weighted average number of common shares outstanding during the period, including common stock equivalents
                         (unless anti-dilutive) which would arise from the exercise of stock warrants.

Use of estimates         The preparation of financial statements in conformity
                         with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the report amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications        Certain items have been reclassified from prior periods
                         to conform with current period presentation.

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

                            In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of Tremisis Energy Acquisition Corporation (the "Company"). Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

2. Organization and
   Business Operations      The Company was incorporated in February 5, 2004 as
                            a blank check company whose objective is to acquire an operating business in either the energy or the environmental industry and their related infrastructures.

                            The registration statement for the Company's initial public offering ("Offering") was declared effective May 13, 2004. The Company consummated the offering on May 18, 2004 and received net proceeds of approximately $34,163,100 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the energy and environmental industry and their related infrastructures ("Business Combination"). At June 30, 2005 an amount of $33,844,401 (which includes accrued interest of $18,361) is being held in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

                            With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $6,765,498 and $6,685,164 (which includes accretion of Trust Fund) has been classified as common stock subject to possible conversion at June 30, 2005 and December 31, 2004, respectively.

                            The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date would be November 18, 2005), or 24 months from the consummation of the Offering (such date would be May 18, 2005) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

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

4 Commitment                The Company presently occupies office space provided
                            by and affiliate of an initial stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time.
                            The Company pays such affiliate $3,500 per month for such services commencing on May 18, 2004, the effective date of the Offering. Included in general and administrative such services are $10,500 and $7,000 for the three month periods ended June 30, 2005 and 2004 respectively, $21,000 and $7,000 for the six month periods ended June 30, 2005 an 2004, respectively and $49,000 for the period from February 5, 2004 (inception) to June 30, 2005.

5 Preferred Stock           The Company is authorized to issue 1,000,000 shares
                            of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6 Common Stock              The Company's Board of Directors authorized a
                            1.666666 to one forward stock split of its common stock on March 10, 2004, a 1.1428571 to one forward stock split of its common stock on April 16, 2004 and a 1.375 to one forward stock split of its common stock on April 23, 2004. All references in the accompanying financial

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
================================================================================

                            statements to the numbers of shares have been retroactively restated to reflect the transaction.

                            As of June 30, 2005, 13,475,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

7 Provision for Taxes       Provision for taxes consists of:

                                                           For the Period from
                          For the Three    For the six       February 5, 2004
                          Months ended     Months ended       (inception) to
                          June 30, 2005   June 30, 2005       June 30, 2005
                          -------------   -------------    -------------------
      Current
      Federal               $ 41,959        $ 52,459            $ 85,459
      State and local         31,891          54,691             100,806
                            --------        --------            --------
                            $ 73,850        $107,150            $186,265
                            --------        --------            --------

                            The effective tax rate exceeds statutory rates primarily due to state and local taxes which are calculated as a percentage of capital.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

      The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

      Net income for the three months ended June 30, 2005 consisted Interest income of $223,812 reduced by $10,500 for a monthly administrative services agreement, $24,052 for professional fees, $14,647 for officer liability insurance, $11,732 for travel, meals and entertainment expenses, $7,788 for franchise fees, $73,850 for taxes and $12,190 for other expenses.

      Net income for the three months ended June 30, 2004 consisted Interest income of $52,666 reduced by $7,000 for a monthly administrative services agreement, $1,125 for professional fees, $7,375 for officer liability insurance, $5,564 for travel, meals and entertainment expenses and $40,103 for other expenses.

      Net income for the six months ended June 30, 2005 consisted Interest income of $407,209 reduced by $21,000 for a monthly administrative services agreement, $62,031 for professional fees, $29,397 for officer liability insurance, $66,387 for travel, meals and entertainment expenses, $15,282 for franchise fees, $107,150 for taxes and $18,026 for other expenses.

      Net income for the period from February 5, 2004 (inception) to June 30, 2004 consisted Interest income of $52,666 reduced by $7,000 for a monthly administrative services agreement, $1,125 for professional fees, $7,375 for officer liability insurance, $5,564 for travel, meals and entertainment expenses and $40,953 for other expenses

      Net income for the period from February 5, 2004 (inception) to June 30, 2005 consisted of Interest income of $715,241 reduced by $49,000 for a monthly administrative services agreement, $81,517 for professional fees, $66,272 for officer liability insurance, $71,816 for travel, meals and entertainment expenses, $38,282 for franchise fees, $186,265 for taxes and $69,628 for other expenses.

      We consummated our initial public offering on May 18, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $37,950,100. After deducting offering expenses of $1,510,000 including $990,000 evidencing the underwriters' non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $2,277,000, net proceeds were $34,163,100. $33,844,401 (which includes accrued interest of $18,361) is currently held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through May 18, 2006, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $180,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $84,000 for the administrative fee payable to First Americas Management LLC ($3,500 per month for two years), $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $666,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $60,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

      We are obligated to pay to First Americas Management LLC, an affiliate of Isaac Kier, our secretary, treasurer and a member of our board of directors, a monthly fee of $3,500 for general and administrative services. Through June 30, 2005, an aggregate of $49,000 has been paid for such services. In addition, in February and April 2004, Lawrence S. Coben advanced an aggregate of $77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in May 2004 out of proceeds of our initial public offering.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including chief executive officer and treasurer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $34,163,100, of which $33,143,000 was deposited into a trust fund and the remaining proceeds are to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through June 30, 2005, we have used approximately $454,000 of cash for operating expenses and $77,500 to repay advances made to us by one of our initial stockholders.

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

                                           TREMISIS ENERGY
                                           ACQUISITION CORPORATION

Dated:  August 15, 2005
                                           /s/ Lawrence S. Coben
                                           -------------------------------
                                           Lawrence S. Coben
                                           Chairman of the Board and
                                           Chief Executive Officer

                                           /s/ Isaac Kier
                                           -------------------------------
                                           Isaac Kier
                                           Treasurer