Form 10QSB
period 2005-09-30
TREMISIS ENERGY ACQUISITION CORP
filed 2005-11-14
CIK 1282648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to _____________

                        Commission File Number 000-50682

                     Tremisis Energy Acquisition Corporation
                     ---------------------------------------
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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      As of November 14, 2005, 7,700,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                            Page
                                                                            ----

Page

Part I:  Financial Information:

   Item I - Financial Statements (Unaudited):

      Balance Sheets                                                           3

      Statements of Operations                                                 4

      Statements of Stockholders' Equity                                       5

      Statements of Cash Flows                                                 6

      Summary of Significant Accounting Policies                               7

      Notes to Financial Statements                                         8-11

   Item 2 - Management's Discussion and Analysis or Plan of Operation         12

   Item 3 - Controls and Procedures                                           14

Part II.  Other Information

   Item 2 - Unregistered Sales of Equity Securities
            and Use of Proceeds                                               15

   Item 6 - Exhibits                                                          15

Signatures                                                                    16

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                                      Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                                             September 30,            December 31,
                                                                                                 2005                    2004
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash                                                                                        $   499,413             $   834,094
  U.S. Government Securities held in Trust Fund (Note 2)                                       34,059,992              33,351,358
  Accrued interest receivable, Trust Fund (Note 2)                                                 57,699                  91,170
  Prepaid expenses                                                                                 10,771                  22,125
                                                                                              -----------             -----------
      Total current assets                                                                     34,627,875              34,298,747
                                                                                              -----------             -----------

Deferred acquisition costs (Note 4)                                                                85,063                      --
Furniture and equipment (net accumulated
  depreciation of $4,044 and $1,418)                                                                9,829                   6,558
---------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                            $34,722,767             $34,305,305
=================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                                            $   122,490             $    26,680
  Taxes payable                                                                                   130,637                  26,000
                                                                                              -----------             -----------
     Total current liabilities                                                                    253,127                  52,680
---------------------------------------------------------------------------------------------------------------------------------

Common stock, subject to possible conversion
  1,264,368 shares at conversion value (Note 2)                                                 6,820,129               6,685,164

Commitment (Note 4)

Stockholders' equity (Notes 2, 3, 4, 6 and 7)
  Preferred stock, $.0001 par value,
    authorized 1,000,000 shares; none issued                                                           --                      --
  Common stock, $.0001 par value
    Authorized 30,000,000 shares; Issued and
    outstanding 7,700,000 shares (which
    includes 1,264,368 subject to possible
    conversion)                                                                                       770                     770
  Additional paid-in capital                                                                   27,367,201              27,502,166
  Earnings accumulated during the development stage                                               281,540                  64,525
---------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                               27,649,511              27,567,461
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                    $34,722,767             $34,305,305
=================================================================================================================================

               See Summary of Significant Accounting Policies and
                    Notes to Unaudited Financial Statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                            Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                For the Three    For the Three    For the Nine   For the Period     For the Period
                                                Months Ended     Months Ended     Months Ended   from February 5,   from February 5,
                                                September 30,    September 30,    September 30,  2004 (inception)   2004 (inception)
                                                2005             2004             2005           to September 30,   to September 30,
                                                                                                 2004               2005
------------------------------------------------------------------------------------------------------------------------------------
Expenses:
  General and administrative
    expense (Note 5)                            $    54,758      $    40,657      $   266,881    $   102,674        $   431,273
                                                -----------      -----------      -----------    -----------        -----------

  Operating loss                                    (54,758)         (40,657)        (266,881)      (102,674)         (431,1273)

Interest Income                                     275,237          110,576          682,446        163,242            990,478
                                                -----------      -----------      -----------    -----------        -----------

Income before provision for taxes                   220,479           69,919          415,565         60,568            559,205

Provision for taxes (Note 8)                        (91,400)         (21,200)        (198,550)       (21,200)          (277,665)
                                                -----------      -----------      -----------    -----------        -----------

Net income                                      $   129,079      $    48,719      $   217,015    $    39,368        $   281,540
                                                -----------      -----------      -----------    -----------        -----------

Accretion of Trust Fund relating to
  common stock subject to possible
  conversion                                         54,631           21,424          134,965         31,574            194,841
                                                -----------      -----------      -----------    -----------        -----------
Net income attributable to
  common stockholders                           $    74,448      $    27,295      $    82,050    $     7,794        $    86,699
                                                -----------      -----------      -----------    -----------        -----------

Basic and diluted income per share              $      0.01      $      0.00      $      0.01    $      0.00
====================================================================================================================================
Weighted average common shares
  outstanding                                     7,700,000        7,700,000        7,700,000      4,977,848
====================================================================================================================================

               See Summary of Significant Accounting Policies and
                    Notes to Unaudited Financial Statements

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                  Statements of Stockholders' Equity (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         Earnings
                                                                                                        Accumulated
                                                              Common Stock              Addition        During the
                                                      ----------------------------       paid-in        Development
                                                          Shares         Amount          capital           Stage          Total
                                                      -----------------------------------------------------------------------------
Balance, February 5, 2004 (inception)                           --    $         --    $         --     $         --    $         --

Issuance of common stock to initial
  stockholders                                           1,375,000             137          24,863               --          25,000

  Sale of 6,325,000 units and
  underwriters' option, net of
  underwriters' discount and
  offering expenses (includes
  1,264,368 shares subject to
  possible conversion)                                   6,325,000             633      27,537,178               --      27,537,811

Accretion of Trust Fund relating
  to common stock subject to
  possible conversion                                                                      (59,875)              --         (59,875)

Net income for the period                                       --              --              --           64,525          64,525
                                                      -----------------------------------------------------------------------------

Balance, December 31, 2004                               7,700,000    $        770    $ 27,502,166     $     64,525    $ 27,567,461

Accretion of Trust Fund relating
  to common stock subject to
  possible conversion (unaudited)                               --              --        (134,965)              --        (134,965)

Net income for the nine month
  period (unaudited)                                            --              --              --          217,015         217,015
                                                      -----------------------------------------------------------------------------

Balance, September 30, 2005 (unaudited)                  7,700,000    $        770    $ 27,367,201     $    281,540    $ 27,649,511
                                                      ============    ============    ============     ============    ============
====================================================================================================================================

               See Summary of Significant Accounting Policies and
                    Notes to Unaudited Financial Statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                            Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                          For the Period from   For the Period from
                                                                           For the Nine      February 5, 2004      February 5, 2004
                                                                           Months Ended        (inception) to        (inception) to
                                                                     September 30, 2005    September 30, 2004    September 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income for the period                                               $     217,015         $      39,368         $     281,540
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation                                                                  2,626                   811                 4,044
    Gain on maturity of U.S. Government
      securities held in Trust Fund                                            (708,476)                   --              (918,117)
    Change in operating assets and liabilities:
      Decrease (increase) in prepaid
        expenses                                                                 11,354               (36,875)              (10,771)
      (Increase) decrease in accrued
        interest receivable                                                      33,471              (157,953)              (57,699)
        Increase  in accrued  expenses                                           10,747                 9,096                37,427
        Increase in income tax payable                                          104,637                21,200               130,637
                                                                          -------------         -------------         -------------
          Net cash used in operating activities                                (328,626)             (124,353)             (532,939)
                                                                          -------------         -------------         -------------

Cash flows from investing activities
  Purchase of U.S. Government Securities
    held in Trust Fund                                                     (202,846,158)          (33,143,000)         (269,338,875)
  Maturity of U.S. Government Securities
    held in Trust Fund                                                      202,846,000                    --           236,197,000
  Purchase of furniture and equipment                                            (5,897)               (7,976)              (13,873)
                                                                          -------------         -------------         -------------
          Net cash used in investing activities                                  (6,055)          (33,150,976)          (33,155,748)
                                                                          -------------         -------------         -------------
Cash flows from financing activities
  Proceeds from public offering of 6,325,000
    units and underwriter option, net                                                --            34,163,000            34,163,100
  Proceeds from issuance of common stock to
    initial stockholders                                                             --                25,000                25,000
  Proceeds from note payable, stockholder                                            --                77,500                77,500
  Repayment of note payable, stockholder                                             --               (77,500)              (77,500)
                                                                          -------------         -------------         -------------
          Net cash provided by financing activities                                  --            34,188,000            34,188,100
                                                                          -------------         -------------         -------------

Net (decrease) increase in cash                                                (334,681)              912,671               499,413
Cash at beginning of period                                                     834,094                    --                    --
                                                                          -------------         -------------         -------------
Cash  at end of period                                                    $     499,413         $     912,671         $     499,413
                                                                          -------------         -------------         -------------
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes                              $      93,913         $          --         $     147,028

Supplemental  disclosure of non cash activity:
Accrued deferred acquisition costs                                        $      85,063         $          --         $      85,063
Accretion of Trust Fund relating to common
  stock subject to possible conversion                                    $     134,965         $      31,574         $     194,841
------------------------------------------------------------------------------------------------------------------------------------

               See Summary of Significant Accounting Policies and
                    Notes to Unaudited Financial Statements.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                      Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

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

Net income              Net income per share is computed on the basis of the
per share               weighted average number of common shares outstanding
                        during the period, including common stock equivalents
                        (unless anti-dilutive) which would arise from the exercise of stock warrants.

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

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

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

                              The registration statement for the Company's initial public offering ("Offering") was declared effective May 13, 2004. The Company consummated the offering on May 18, 2004 and received net proceeds of approximately $34,163,100 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the energy and environmental industry and their related infrastructures ("Business Combination"). An amount of $34,117,691 and $33,442,528 (which includes accrued interest of $57,699 and $91,170) as of September 30, 2005 and December 31, 2004, respectively, is being held in an interest-bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

                              The Company has signed a definitive agreement for the acquisition of a target business (See Note 4) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering, vote against the Business Combination and exercise the conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,375,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

                              With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $6,820,129 and $6,685,164 (which includes accretion of Trust
                              Fund) has been classified as common stock subject to possible conversion at September 30, 2005 and December 31, 2004, respectively.

                              The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date would be November 18, 2005), or 24 months from the consummation of the Offering (such date would be May 18, 2006) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3). The Company has satisfied the extension criteria by entering into an Agreement and Plan of merger with Ram Energy, Inc as described in

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

                              Note 4.

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

4. Business Combination       On October 20, 2005, the Company entered into an
   and Deferred               Agreement and Plan of Merger ("Merger Agreement")
   Acquisition Costs          with RAM Energy, Inc. and all of its stockholders
                              ("Stockholders"), which was amended on November
                              11, 2005. The Company formed a wholly owned subsidiary on October 5, 2005 to effectuate the transactions contemplated by the Merger Agreement with RAM Energy, Inc. ("Merger"). RAM Energy, Inc.
                              will be the surviving corporation in the Merger, becoming a wholly owned subsidiary of Tremisis.
                              RAM is a privately-owned, independent, oil and gas company headquartered in Tulsa, Oklahoma. RAM's business strategy is to acquire, explore, develop, exploit, produce and manage oil and gas properties, primarily in Texas, Louisiana and Oklahoma. RAM has been active in these core areas since its inception in 1987. RAM's management team has extensive technical and operating expertise in all areas of RAM's operations and geographic focus.

                              Pursuant to the Merger Agreement, the
                              Stockholders, in exchange for all of the securities of RAM outstanding immediately prior to the Merger, will receive from the Company $30 million in cash and a number of shares of the Company's common stock equal to the greater of (x) $160,000,000 divided by 115% of the average closing price of a share of the Company's common stock for the ten trading days immediately prior to the consummation of the Merger and (y) 25,600,000. A portion of the shares of the Company's common stock

                                         Tremisis Energy Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

                              being issued to the Stockholders in the Merger will be placed into escrow to secure the indemnity rights of the Company under the Merger Agreement and will be governed by the terms of an Escrow Agreement.

                              In connection with this business combination, the Company incurred $85,063 in Deferred Acquisition costs as of September 30, 2005.

5. Commitment                 The Company presently occupies office space
                              provided by and affiliate of an initial
                              stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $3,500 per month for such services commencing on May 18, 2004, the effective date of the Offering. Included in general and administrative such services are $10,500 for each of the three month periods ended September 30, 2005 and 2004 respectively, $31,500 and $17,500 for the nine month periods ended September 30, 2005 an 2004, respectively and $59,500 for the period from February 5, 2004 (inception) to
                              September 30, 2005.

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

                              As of September 30, 2005, 13,475,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

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

      Net income for the three months ended September 30, 2005 consisted of interest income of $275,237 reduced by $10,500 for a monthly administrative services agreement, $11,466 for professional fees, $14,544 for officer liability insurance, $3,319 for travel, meals and entertainment expenses, $7,993 for franchise fees, $91,400 for taxes and $6,936 for other expenses.

      Net income for the three months ended September 30, 2004 consisted of interest income of $110,576 reduced by $10,500 for a monthly administrative services agreement, $5,183 for professional fees, $14,750 for officer liability insurance, $1,729 for travel, meals and entertainment expenses, $21,200 for taxes and $8,495 for other expenses.

      Net income for the nine months ended September 30, 2005 consisted of interest income of $682,446 reduced by $31,500 for a monthly administrative services agreement, $73,498 for professional fees, $43,941 for officer liability insurance, $69,707 for travel, meals and entertainment expenses, $23,275 for franchise fees, $198,550 for taxes and $24,960 for other expenses.

      Net income for the period from February 5, 2004 (inception) to September 30, 2004 consisted of interest income of $163,242 reduced by $17,500 for a monthly administrative services agreement, $7,443 for professional fees, $22,125 for officer liability insurance, $4,518 for travel, meals and entertainment expenses, $21,200 for taxes and $51,088 for other expenses.

      Net income for the period from February 5, 2004 (inception) to September 30, 2005 consisted of interest income of $990,478 reduced by $59,500 for a monthly administrative services agreement, $92,983 for professional fees, $80,816 for officer liability insurance, $75,135 for travel, meals and entertainment expenses, $46,275 for franchise fees, $277,665 for taxes and $76,564 for other expenses.

      We consummated our initial public offering on May 18, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $37,950,100. After deducting offering expenses of $1,510,000 including $990,000 evidencing the underwriters' non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $2,277,000, net proceeds were $34,163,100. An amount of $34,117,691 (which includes accrued interest of $57,699) is currently held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

      On October 20, 2005, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with RAM Energy, Inc. and all of its stockholders ("Stockholders"), which was amended on November 11, 2005. A wholly owned subsidiary of the Company formed to effectuate the transactions contemplated by the Merger Agreement by merging with and into RAM Energy, Inc. ("Merger"), is also a party to the Merger Agreement. RAM Energy, Inc. will be the surviving corporation in the Merger, becoming a wholly owned subsidiary of Tremisis. RAM is a privately-owned, independent, oil and gas company headquartered in Tulsa, Oklahoma. RAM's business strategy is to acquire, explore, develop, exploit, produce and manage oil and gas properties, primarily in Texas, Louisiana and Oklahoma. RAM has been active in these core areas since its inception in 1987. RAM's management team has extensive technical and operating expertise in all areas of RAM's operations and geographic focus.

      Pursuant to the Merger Agreement, the Stockholders, in exchange for all of the securities of RAM outstanding immediately prior to the Merger, will receive from the Company $30 million in cash and a number of shares of the Company's common stock equal to the greater of (x) $160,000,000 divided by 115% of the average closing price of a share of the Company's common stock for the ten trading days immediately prior to the consummation of the Merger and (y) 25,600,000. A portion of the shares of the Company's common stock being issued to the Stockholders in the Merger will be placed into escrow to secure the indemnity rights of the Company under the Merger Agreement and will be governed by the terms of an Escrow Agreement.

      For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K dated October 20, 2005 and filed with the SEC on October 26, 2005.

      In connection with this business combination, the Company incurred $85,063 in Deferred Acquisition costs as of September 30, 2005.

      We are obligated to pay to First Americas Management LLC, an affiliate of Isaac Kier, our secretary, treasurer and a member of our board of directors, a monthly fee of $3,500 for general and administrative services. Through September 30, 2005, an aggregate of $59,500 has been paid for such services. In addition, in February and April 2004, Lawrence S. Coben advanced an aggregate of $77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in May 2004 out of proceeds of our initial public offering.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including chief executive officer and treasurer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $34,163,100, of which $33,143,000 was deposited into a trust fund and the remaining proceeds are to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through September 30, 2005, we have used approximately $448,000 of cash for operating expenses and $77,500 to repay advances made to us by one of our initial stockholders.

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

                                                       TREMISIS ENERGY
                                                       ACQUISITION CORPORATION

Dated: November 14, 2005

                                                       /s/ Lawrence S. Coben
                                                       ---------------------
                                                       Lawrence S. Coben
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                                                       /s/ Isaac Kier
                                                       --------------
                                                       Isaac Kier
                                                       Treasurer