Form 10QSB/A
period 2005-03-31
TREMISIS ENERGY ACQUISITION CORP
filed 2006-01-31
CIK 1282648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1
                                  FORM 10-QSB/A


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


      As of May 16, 2005, 7,700,000 shares of common stock, par value $.0001 per share, were issued and outstanding.


      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Note: Amendment No. 1 to this Quarterly Report on Form 10-QSB is being filed solely to amend the disclosure in Item 3 of Part I, Controls and Procedures. Except for the amended information referred to above, this Form 10-QSB/A continues to speak as of March 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES.


      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

      As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

      Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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


Dated: January 31, 2006


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