Form 10QSB/A
period 2005-06-30
TREMISIS ENERGY ACQUISITION CORP
filed 2006-01-31
CIK 1282648

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

Note: Amendment No. 1 to this Quarterly Report on Form 10-QSB is being filed solely to amend the disclosure in Item 3 of Part I, Controls and Procedures. Except for the amended information referred to above, this Form 10-QSB/A continues to speak as of June 30, 2005.

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

      As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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