Form 10KSB
period 2005-12-31
TREMISIS ENERGY ACQUISITION CORP
filed 2006-03-07
CIK 1282648

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-50682

TREMISIS ENERGY ACQUISITION CORPORATION

(Name of Small Business Issuer in Its Charter)

Delaware	20-0700684
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)

1775 Broadway, Suite 604 New York, New York	10019
(Address of principal executive offices)	(zip code)

212-397-1464

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants

Common Stock, $.0001 par value per share

Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Issuer’s revenues for the fiscal year ended December 31, 2005 were $0.

As of March 6, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $34,661,000.

As of March 7, 2006, there were 7,700,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Tremisis Energy Acquisition Corporation is a blank check company formed on February 5, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in either the energy or the environmental industry and their related infrastructures.

On May 18, 2004, we closed our initial public offering of 6,325,000 units, including 825,000 units issued upon exercise of the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $37,950,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $34,163,000, of which $33,143,000 was deposited into a trust fund and the remaining proceeds ($1,020,000) are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used approximately $729,000 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses and deferred acquisition costs. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was $34,423,264 held in the trust fund including accrued interest of $167,172.

Recent Developments

On October 20, 2005, we entered into an Agreement and Plan of Merger with RAM Energy, Inc. and all of its stockholders, which was amended on November 11, 2005. Pursuant to the merger agreement, the stockholders of RAM Energy, in exchange for all of the securities of RAM Energy outstanding immediately prior to the merger, will receive from us $30 million in cash and 25,600,000 shares of our common stock. A portion of the shares of common stock being issued to the Ram Energy stockholders in the merger will be placed into escrow to secure our indemnity rights under the merger agreement and will be governed by the terms of an escrow agreement. A wholly owned subsidiary of ours will merge with and into RAM Energy, with RAM Energy being the surviving corporation in the merger. RAM Energy will thereafter become a wholly owned subsidiary of ours.

RAM Energy is a privately-owned, independent, oil and gas company headquartered in Tulsa, Oklahoma. RAM Energy’s business strategy is to acquire, explore, develop, exploit, produce and manage oil and gas properties, primarily in Texas, Louisiana and Oklahoma. RAM Energy has been active in these core areas since its inception in 1987. RAM Energy’s management team has extensive technical and operating expertise in all areas of RAM Energy’s operations and geographic focus.

For a more complete discussion of RAM Energy and our proposed business combination, including the risks that are applicable to us with respect to our acquisition of RAM Energy, see our Current Report on Form 8-K dated October 20, 2005 and filed with the SEC on October 26, 2005, as amended by Form 8-K/A filed with the SEC on November 14, 2005, and our Preliminary Proxy Statement for our Special Meeting of Stockholders filed with the SEC on December 8, 2005, as amended on February 1, 2006.

We expect that the transaction will be consummated in the first half of 2006, after the required approval by our stockholders. However, as described below, if we do not complete the business combination by May 18, 2006, we will be forced to dissolve and liquidate.

Opportunity for stockholder approval of business combination

We agreed to submit the RAM Energy transaction to our stockholders for approval, although the acquisition would not require stockholder approval under applicable state law. In connection with seeking stockholder approval of the business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of RAM Energy’s operations and its audited historical financial statements.

In connection with the vote required for our business combination with RAM Energy, our initial officers, directors and stockholders (“Founders”) have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares are voted in favor of the business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of our business combination with RAM Energy, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the total number of IPO Shares. As of December 31, 2005, the per-share conversion price would have been $5.44. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to the proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of the business combination. We will not complete the business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

We are required to liquidate and dissolve if we have not consummated a business combination by May 18, 2006. If we are unable to complete the business combination with RAM Energy, we will not have enough time to negotiate another business combination prior to May 18, 2006. As a result, if we are unable to consummate the transaction with RAM Energy, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2005 would have been $5.44. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors in a liquidation, which could be prior to the claims of our public stockholders. Lawrence S. Coben, our chairman of the board and chief executive officer, has agreed that, if we are unable to complete the business combination with RAM Energy and are forced to liquidate, he will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent they have claims against the funds in our trust account.

Competition

If we succeed in effecting the business combination with RAM Energy, there will be intense competition from competitors of RAM Energy in the oil and natural gas business. For a more complete discussion of the risks that will be applicable to us following the business combination with RAM Energy, see our filings referred to above under “Recent Developments.” We cannot assure you that, subsequent to our business combination, we will have the resources or ability to compete effectively.

Government regulation

The oil and natural gas business is subject to extensive controls and regulations imposed by various levels of the federal and state governments in the United States. For a complete discussion of the regulations that will be applicable to us following the business combination with RAM Energy, see our filings referred to above under “Recent Developments.”

Employees

We currently have two executive officers, each of whom is a member of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of the business combination with RAM Energy.

Risks associated with our business

In addition to other information included in this report, you should consider all the risks relating to our operations following the business combination with RAM Energy described in our filings referred to above under “Recent Developments.” You should also consider the following factors in evaluating our business and future prospects.

If we are unable to complete the business combination with RAM Energy, we will not have enough time to negotiate and consummate another business combination and will be required to liquidate.

We must complete our business combination by May 18, 2006. Accordingly, if we are unable to complete the business combination with RAM Energy, we will not have enough time to negotiate and consummate another business combination. We will therefore be forced to liquidate our assets. In such event, the per-share liquidation distribution will be less than the $6.00 per unit offering price in our initial public offering because of the expenses of our initial public offering and our general and administrative expenses. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate.

If we are unable to effect the business combination with RAM Energy and are forced to liquidate, our warrants will expire worthless.

If we do not complete the business combination with RAM Energy by May 18, 2006, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.44 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.44 per share held in trust as of December 31, 2005 due to claims of creditors. If we are unable to complete the business combination with RAM Energy and liquidate, Lawrence S. Coben, our chairman of the board and chief executive officer, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Mr. Coben will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Our officers and directors own shares of our common stock and warrants which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether particular changes to the business combination with RAM Energy are appropriate.

All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares. Additionally, some of our directors own warrants to purchase additional shares of our common stock. The shares and warrants owned by our directors and officers will be worthless if we do not consummate the business combination with RAM Energy. The personal and financial interests of our directors and officers may influence their motivation in accepting any changes or waiving any terms with respect to our business combination with RAM Energy. Consequently, our directors’ and officers’ discretion in agreeing to such changes or waivers may result in a conflict of interest when determining whether such changes or waivers are appropriate and in our stockholders’ best interest.

Upon consummation of our business combination with RAM Energy, there will be a substantial number of shares of our common stock available for sale in the future that may increase the volume of common stock available for sale in the open market and may cause a decline in the market price of our common stock.

The consideration to be issued in the merger with RAM Energy will include 25,600,000 shares of our common stock. These shares are initially not being registered. However, the holders of such shares will have certain registration rights. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of the common stock.

Outstanding warrants to purchase an aggregate of 12,650,000 shares of common stock issued in our initial public offering will become exercisable after the consummation of the merger with RAM Energy. These will be exercised only if the $5.00 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Upon consummation of the merger with RAM Energy, certain individuals who are parties to the voting agreement entered into in connection with the merger will own approximately 80.5% of our voting stock. These persons have agreed to vote for each other’s designees to our board of directors through director elections in 2008. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction during the term of the voting agreement. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

If our Founders or the persons who will be issued the 25,600,000 shares of common stock in the business combination with RAM Energy exercise their registration rights, it may have an adverse effect on the market price our common stock.

Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. The stockholders of RAM Energy were given similar rights in connection with the proposed merger with respect to the 25,600,000 shares of common stock they will receive in such merger. If such persons exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 26,975,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust have only been invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our executive offices at 1775 Broadway, Suite 604, New York, New York pursuant to an agreement with First Americas Management LLC, an affiliate of Isaac Kier, our secretary and treasurer and a member of our board of directors. We pay First Americas Management a monthly fee of $3,500 for general and administrative services, including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by First Americas Management is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2006:
First Quarter*	8.25	7.07	5.90	5.41	1.28	0.81

2005:
Fourth Quarter	7.35	6.65	5.56	5.30	0.97	0.65
Third Quarter	7.30	6.01	5.50	5.13	1.01	0.50
Second Quarter	7.15	6.36	5.56	5.10	0.85	0.57
First Quarter	7.45	6.65	5.48	5.01	0.94	0.74

2004:
Fourth Quarter	6.65	5.70	5.15	4.80	0.83	0.46
Third Quarter	6.35	5.97	5.00	4.80	0.72	0.52
Second Quarter	6.40	6.00	5.00	4.70	0.85	0.65

*	Through March 6, 2006

Holders

As of March 7, 2006, there was 1 holder of record of our units, 5 holders of record of our common stock and 1 holder of record of our warrants. We believe the beneficial holders of our units, common stock and warrants are in excess of 400 persons each.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of the business combination with RAM Energy. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the business combination. The payment of any dividends subsequent to the business combination with RAM Energy will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In February 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Lawrence S. Coben	550,000

Isaac Kier	100,000

David A. Preiser	50,000

Jon Schotz	50,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals above were sold at a purchase price of approximately $0.033 per share. On March 10, 2004, April 16, 2004 and April 23, 2004, our board of directors authorized a 1.1666666-to-one forward stock split, a 1.1428571-to-one forward stock split and a 1.375-to-one forward stock split, respectively, of our common stock, effectively lowering the purchase price to $0.018 per share.

Initial Public Offering

On May 18, 2004, we closed our initial public offering of 6,325,000 units, including 825,000 units issued upon exercise of the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $37,950,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-113583). The Securities and Exchange Commission declared the registration statement effective on May 12, 2004.

We paid a total of $2,277,000 in underwriting discounts and commissions and approximately $1,510,000 for other costs and expenses related to the offering, including $990,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $34,163,000, of which $33,143,000 was deposited into a trust fund and the remaining proceeds ($1,020,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,280,264 in interest through December 31, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We were formed on February 5, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating company in either of the energy or environmental industries and their related infrastructures.

We consummated our initial public offering on May 18, 2004. All activity from February 5, 2004 through May 18, 2004 related to our formation and our initial public offering. Since that time, we have been searching for prospective target businesses to acquire, negotiating the documentation relating to our proposed business combination with RAM Energy and other activities related to consummating such business combination.

Net income of $351,001 for the fiscal year ended December 31, 2005 consisted of interest income of $989,337 reduced by $42,000 expense for a monthly administrative services agreement, $56,705 for professional fees, $58,485 expense for officer liability insurance, $78,180 for travel, meals and entertainment, $34,000 for franchise taxes, $313,550 for income taxes and $55,416 for other expenses.

Net income of $64,525 for the period from February 5, 2004 (inception) through December 31, 2004 consisted of interest income of $308,032 reduced by $28,000 expense for a monthly administrative services agreement, $19,486 for professional fees, $36,875 expense for officer liability insurance, $11,032 for travel, meals and entertainment, $23,000 for franchise taxes, $79,115 for income taxes and $45,999 for other expenses

Net income of $415,526 for the period from February 5, (inception) through December 31, 2005 consisted of interest income of $1,297,369 reduced by $70,000 expense for a monthly administrative services agreement, $76,191 for professional fees, $95,360 expense for officer liability insurance, $89,212 for travel, meals and entertainment, $57,000 for franchise taxes, $392,665 for income taxes and $101,415 for other expenses

$33,143,000 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $1,020,000 available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We have used the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select our target business, and structure, negotiate and consummate our business combination. At December 31, 2005, we had cash outside of the trust fund of $290,751, prepaid expenses of $25,314, deferred acquisition costs of $540,907 fixed assets, net of accumulated depreciation of $8,954 and total liabilities of $685,564. Lawrence S. Coben, our chairman of the board and chief executive officer, has agreed that, if we are unable to complete the business combination with RAM Energy and are forced to liquidate, he will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent they have claims against the funds in our trust account.

We are obligated to pay to First Americas Management a monthly fee of $3,500 for general and administrative services until the earlier of the consummation of our business combination or our liquidation. In addition, in February and April 2004, Lawrence S. Coben advanced an aggregate of $77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in June 2004 out of proceeds of our initial public offering.

As indicated in our accompanying financial statements, such financial statements have been prepared assuming that we will continue as a going concern. As discussed elsewhere in this Annual Report, we are required to consummate a business combination by May 18, 2006. The possibility that our merger with RAM Energy will not be consummated raises substantial doubt about our ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7. FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Lawrence S. Coben	47	Chairman of the Board of Directors and Chief Executive Officer

Isaac Kier	53	Secretary, Treasurer and Director

David A. Preiser	48	Director

Jon Schotz	50	Director

Lawrence S. Coben has been our chairman of the board and chief executive officer since our inception. From January 2001 until December 2003, Mr. Coben served as senior principal of Sunrise Capital Partners L.P., a private equity firm established by Houlihan Lokey Howard & Zukin, an international investment banking firm that invests capital in middle market companies. From January 1997 to December 2000, Mr. Coben was an independent consultant. From October 1994 to December 1996, Mr. Coben was chief executive officer of Bolivian Power Company, Ltd., a New York Stock Exchange-listed company that was one of Bolivia’s largest private electric generator and distributor until its sale to an American-Swedish utility consortium. He was also a managing director of Liberty Power Latin America, L.P., a private developer and owner of power facilities, from January 1993 to December 1996. He has served as a director of Prisma Energy, one of the successor Enron companies, since September 2003. Mr. Coben has also been a director of NRG Energy, Inc. since December 2003, when he was appointed in connection with its plan of reorganization following its emergence from Chapter 11 bankruptcy. Mr. Coben is a member of the board of directors of the Bolivian-American Chamber of Commerce and was the co-chairman of the Lieberman 2004 National Energy Policy Committee which has devised a plan (the Declaration of Energy Independence) to reduce American dependence on politically unstable sources of energy. Mr. Coben is also an archaeologist affiliated with the University of Pennsylvania and is completing a doctorate in Anthropology. Mr. Coben received a B.A. in economics from Yale University, an M.A. in Anthropology (Archaeology) from the University of Pennsylvania and a J.D. from Harvard School of Law.

Isaac Kier has been a member of our board of directors and our secretary and treasurer since our inception. Since February 2000, Mr. Kier has served as a general partner of Coqui Capital Partners L.P., a venture capital firm, which invests primarily in early stage companies. Since October 1997, he has been a principal and managing partner of First Americas Partners, LLC, an investment partnership focusing on investments in North and South America. Since January 2005, Mr. Kier has also served as president, secretary, treasurer and a director of MPLC, Inc., a public “shell” company that recently emerged from bankruptcy and is seeking to locate and consummate a merger or acquisition with a private company. From 1987 to 1997, he served as the managing partner of the Alabama 8 Market, a non-wireline cellular licensee. From 1982 until its sale in 1995, Mr. Kier served as the chairman of the board and chief executive officer of Lida, Inc., a NASDAQ-listed company engaged in textile production and printing. Since October 2004, Mr. Kier has served as a member of the board of directors of Hana Biosciences Inc. and Rand Acquisition Corporation, an OTC

Bulletin Board-listed company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business. Since June 2005, Mr. Kier has served as a member of the board of directors of Paramount Acquisition Corp., an OTC Bulletin Board-listed company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry. Mr. Kier also serves on the board of directors of several private companies, including Caribbean Storage, Inc. and Montebello Brand Liquors, Inc. Mr. Kier received a B.A. from Cornell University and a J.D. from George Washington University Law School.

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

Jon Schotz has been a director of ours since our inception. Mr. Schotz has been a partner of Saybrook Capital, LLC, a private investment bank engaged in capital management and financial advisory services, since he co-founded it in February 1990 and has managed the Saybrook Tax-Exempt Opportunity Funds since May 1999. Mr. Schotz also helps manage the investments of Saybrook’s proprietary capital as well as the investments of the Saybrook Fund. Prior to co-founding Saybrook, Mr. Schotz was involved in opening the Los Angeles office of Ehrlich Bober & Co., Inc., a public finance investment bank, in 1983. Mr. Schotz is also a director of Saybrook Capital Corp. Mr. Schotz received a B.A. and a Master of Public and Private Management degree from Yale University.

For a complete discussion of our management following our business combination with RAM Energy, see our filings referred to above under “Item 1, Description of Business, Recent Developments.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In June 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Tremisis Energy Acquisition Corporation, 1775 Broadway, Suite 604, New York, New York 10019.

ITEM 10. EXECUTIVE COMPENSATION

Commencing May 12, 2004 and ending upon the earlier of the consummation of our business combination with RAM Energy or our liquidation, we will pay First Americas Management, an affiliate of Isaac Kier, our secretary and treasurer and a member of our board of directors, a fee of $3,500 per month for providing us with office space and certain office and secretarial services. Other than this $3,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, for services rendered prior to or in connection with our business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Lawrence S. Coben	1,008,334		13.1%
Issac Kier	183,334	(2)	2.4%
David A. Preiser(3)	91,666		1.2%
Jon Schotz(4)	91,666	(5)	1.2%
Farallon Partners, L.L.C.(6)	743,070	(7)	9.7%
Amaranth LLC(8)	739,175	(9)	9.6%
Robert H. Setrakian(10)	446,600	(11)	5.8%
Sapling, LLC(12)	393,100	(13)	5.1%
All current Tremisis directors and executive officers as a group (4 individuals)	1,375,000	(14)	17.9%

(1)	Unless otherwise noted, the business address of each of the following is 1775 Broadway, Suite 604, New York, New York 10019.
(2)	Does not include 430,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable and may not become exercisable within 60 days.
(3)	Mr. Preiser’s business address is c/o Houlihan Lokey Howard & Zukin, 685 Third Avenue, New York, New York 10016.
(4)	Mr. Schotz’s business address is c/o Saybrook Capital, LLC, 401 Wilshire Boulevard, Suite 850, Santa Monica, California 90401.
(5)	Does not include 150,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable and may not become exercisable within 60 days.
(6)	The business address of Farallon Partners is One Maritime Plaza, Suite 1325, San Francisco, California 94111.

(7)	Represents (i) a total of 503,500 shares held by Farallon Capital Partners, L.P, Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P, Farallon Capital Institutional Partners III, L.P, Tinicum Partners, L.P. and Farallon Capital Offshore Investors II, L.P. (collectively, the “Funds”), and (ii) 239,570 shares held by a certain account managed by Farallon Capital Management, L.L.C (“Management Company”). Farallon Partners, L.L.C. is the general partner (“General Partner”) of the Funds. As such it exercises voting and dispositive power over all shares held by the Funds. Chun R. Ding, William F. Duhamel, Charles E. Ellwein, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Rajiv A. Patel, Derek C. Schrier, Thomas F. Steyer and Mark C. Wehrly are managing members of the General Partner and exercise voting and dispositive power over the General Partner. Such individuals are also the managing members of the Management Company, and as such, exercise voting and dispositive power over the Management Company. The foregoing information was derived from an Amendment to Schedule 13D filed with the Securities and Exchange Commission on December 14, 2005.
(8)	The business address of Amaranth LLC is c/o Amaranth Advisors L.L.C., One American Lane, Greenwich Connecticut 06831.
(9)	Represents shares held by Amaranth LLC. Amaranth Advisors L.L.C. serves as the trading advisor for Amaranth LLC and accordingly controls the voting and disposition of these shares through Nicholas M. Maounis, the managing member of Amaranth Advisors L.L.C. The foregoing information was derived from an Amendment to Schedule 13G filed with the Securities and Exchange Commission on February 10, 2006.
(10)	The business address of Mr. Setrakian is 126 East 56th Street, New York, New York 10022.
(11)	Represents 38,000 shares of common stock owned directly by Mr. Setrakian and 408,600 shares of common stock held by Helios Partners Fund, LP and Helios Partners Offshore, Ltd. Mr. Setrakian is the managing director of Helios Partners Fund Management, LLC, the investment manager of the two funds, and as a result, exercises voting and dispositive power over these shares. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006.
(12)	The business address of Sapling, LLC is 535 Fifth Avenue, 31st Floor, New York, New York 10017.
(13)	Fir Tree Inc., of whom Jeffrey Tannenbaum is President, is the controlling person of Sapling, LLC. This information was derived from a Schedule 13G filed with the Securities and Exchange Commission on January 28, 2005.
(14)	Does not include 580,000 shares of common stock issuable upon exercise of warrants held by our officers and directors that are not currently exercisable and may not become exercisable within 60 days.

For a complete discussion of our security ownership following our business combination with RAM Energy, see our filings referred to above under “Item 1, Description of Business, Recent Developments.”

All 1,375,000 shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Lawrence S. Coben and Isaac Kier may be deemed to be our “parents” and “promoters,” as these terms are defined under the Federal securities laws.

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

Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

•	May 12, 2007;

•	our liquidation; or

•	the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating the business combination with a target business.

During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect the business combination with RAM Energy and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders were granted certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. In connection with the registration rights agreement to be entered into with stockholders of RAM Energy in connection with our proposed business combination, we modified the registration rights agreement to insure that the rights granted to our Founders do not conflict with the new registration rights granted to the RAM stockholders. In consideration therefore, we agreed that the Founders shall be entitled to “piggy-back” their registrable securities on any registration statement that we file, even if such registration statements are filed prior to the date on which their shares are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by May 18, 2006, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•	each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•	each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

First Americas Management, an affiliate of Isaac Kier, our secretary and treasurer and a member of our board of directors, has agreed that, through the earlier of our consummation of the business combination with RAM Energy or our liquidation, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay First Americas Management $3,500 per month for these services.

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

ITEM 13. EXHIBITS AND LISTS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Lawrence S. Coben (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Isaac Kier (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and David A. Preiser (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jon Schotz (1)

10.5	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.6	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (1)

10.7	Form of Letter Agreement between First Americas Management LLC and Registrant regarding administrative support. (1)

10.8	Promissory Note, dated February 17, 2004, in the principal amount of $70,000 issued to Lawrence S. Coben. (1)

10.9	Registration Rights Agreement among the Registrant and the Founders. (1)

10.10	Warrant Purchase Agreement among Lawrence S. Coben and EarlyBirdCapital, Inc. (1)

10.11	Merger Agreement dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc. (2)

10.12	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant. (2)

10.13	Letter agreement dated October 20, 2005 from C. David Stinson to the Registrant and RAM Energy, Inc. (2)

10.14	Lock-Up Agreement dated October 20, 2005 executed by the Stockholders of RAM Energy, Inc. (2)

10.15	Form of Employment Agreement between the Registrant and Larry E. Lee. (2)

10.16	Form of Escrow Agreement among the Registrant, Larry E. Lee, as the Stockholders’ Representative, and Continental Stock Transfer & Trust Company, as Escrow Agent. (2)

10.17	Form of Registration Rights Agreement among the Registrant and the Investors party thereto. (2)

10.18	Form of 2006 Long-Term Incentive Plan of the Registrant. (2)

10.19	Form of Amendment No. 1 to Registration Rights Agreement dated April 27, 2004 by and among the Registrant and the Investors party thereto. (2)

10.20	Amendment No. 1 to Underwriting Agreement and Unit Purchase Option dated as October 20, 2005 to Underwriting Agreement dated May 12, 2004 and Unit Purchase Option dated May 18, 2004 between the Registrant and EarlyBirdCapital, Inc. (2)

10.21	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 20, 2005 and filed with the SEC on October 26, 2005.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated October 20, 2005 and filed with the SEC on November 14, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of BDO Seidman, LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the fiscal year ended December 31, 2005, the fees for our principal accountant are $23,000 for the review of our Quarterly Reports on Form 10-QSB and the audit of our December 31, 2005 Annual Report on Form 10-KSB.

During the period from February 5, 2004 (inception) through December 31, 2004, the fees for our principal accountant were $39,000 in connection with our initial public offering (financial statements included in the Form S-1 and Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2004), the review of our June 30 and September 30 Quarterly Reports on Form 10-QSB and the audit of our December 31, 2004 Annual Report on Form 10-KSB.

Audit-Related Fees

During the fiscal year ended December 31, 2005, the fees for our principal accountant are $23,966 in connection with a proxy statement filed with the Securities and Exchange Commission on December 8, 2005. During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2005, our principal accountant rendered tax compliance services for $3,675. In 2004, our principal accountant did not render tax services.

All Other Fees

During 2004 and 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tremisis Energy Acquisition Corporation

We have audited the accompanying balance sheets of Tremisis Energy Acquisition Corporation (a corporation in the development stage) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005, the period from February 5, 2004 (inception) to December 31, 2004 and the period from February 5, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not consummate a business combination by May 18, 2006. As discussed in Note 3, the Company plans to merge with RAM Energy, Inc. subject to stockholder approval prior to May 18, 2006; and thus avoid such mandatory liquidation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tremisis Energy Acquisition Corporation as of December 31, 2005 and 2004 and the related statements of operations and cash flows for the year ended December 31, 2005, the period from February 5, 2004 (inception) to December 31, 2004 and the period from February 5, 2004 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is required to consummate a business combination by May 18, 2006. The possibility of such merger not being consummated raises substantial doubt about its ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

New York, NY

February 10, 2006

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Balance Sheets

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$290,751	$834,094
U.S. Government Securities held in Trust Fund (Note 1)	34,256,092	33,351,358
Accrued interest receivable, Trust Fund (Note 1)	167,172	91,170
Prepaid expenses	25,314	22,125

Total current assets	34,739,329	34,298,747

Deferred acquisition costs (Note 3)	540,907	—
Furniture and equipment (net of accumulated deprecation of $4,919 and $1,418)	8,954	6,558

Total assets	$35,289,190	$34,305,305

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$37,373	$26,680
Accrued acquisition costs (Note 3)	423,304	—
Taxes payable	224,887	26,000

Total current liabilities	685,564	52,680

Common stock, subject to possible conversion 1,264,368 shares at conversion value (Note 1)	6,881,213	6,685,164

Commitment (Note 5)	—	—
Stockholders’ equity (Notes 2, 3, 4 and 6 and 7) Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value Authorized 30,000,000 shares; Issued and outstanding 7,700,000 shares (which includes 1,264,368 subject to possible conversion)	770	770
Additional paid-in capital	27,306,117	27,502,166
Earnings accumulated during the development stage	415,526	64,525

Total stockholders’ equity	27,722,413	27,567,461

Total liabilities and stockholders’ equity	$35,289,190	$34,305,305

See accompanying summary of significant accounting policies and notes to financial statements.

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Statements of Operations

	Year Ended December 31, 2005	Period from February 5, 2004 (inception) to December 31, 2004	Period from February 5, 2004 (inception) to December 31, 2005
Expenses:
General and administrative expenses (Note 5)	$324,786	$164,392	$489,178

Operating loss	(324,786)	(164,392)	(489,178)
Interest income	989,337	308,032	1,297,369

Income before provision for taxes	664,551	143,640	808,191
Provision for taxes (Note 8)	(313,550)	(79,115)	(392,665)

Net Income	$351,001	$64,525	$415,526
Accretion of Trust Fund relating to common stock subject to possible conversion	(196,049)	(59,875)	(255,924)

Net income attributable to common stockholders	$154,952	$4,650	$159,602

Basic and fully diluted income per share	$0.02	$0.00

Weighted average common shares outstanding	7,700,000	5,739,057

See accompanying summary of significant accounting policies and notes to financial statements.

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Statements of Stockholder’s Equity

	Common Stock		Additional Paid-In Capital	Earnings accumulated during the development stage	Total
	Shares	Amount
Balance, February 5, 2004 (inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholders	1,375,000	137	24,863	—	25,000
Sale of 6,325,000 units and underwriters’ option, net of underwriters’ discount and offering expenses (includes 1,264,368 share subject to Possible conversion)	6,325,000	633	27,537,178	—	27,537,811
Accretion of Trust Fund relating to common stock subject to conversion			(59,875)	—	(59,875)
Net income for the period	—	—	—	64,525	64,525

Balance, December 31, 2004	7,700,000	770	27,502,166	64,525	27,567,461
Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(196,049)	—	(196,049)
Net income for the year ended December 31, 2005	—	—	—	351,001	351,001

Balance, December 31, 2005	7,700,000	$770	$27,306,117	$415,526	27,722,413

See accompanying summary of significant accounting policies and notes to financial statements.

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Statements of Cash Flows

	Year ended December 31, 2005	February 5, 2004 (inception) to December 31, 2004	February 5, 2004 (inception) to December 31, 2005
Cash Flows from Operating Activities
Net income for the period	$351,001	$64,525	$415,526
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,501	1,418	4,919
Gain on maturities of U.S. Government Securities held in Trust Fund	(904,576)	(208,605)	(1,113,181)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(3,189)	(22,125)	(25,314)
Increase in accrued interest receivable	(76,002)	(91,170)	(167,172)
Increase in accrued expenses	10,693	26,680	37,373
Increase in income tax payable	198,887	26,000	224,887

Net cash used in operating activities	(419,685)	(203,277)	(622,962)

Cash Flows from Investing Activities
Purchases of U.S. Government Securities held in Trust Fund	(237,102,158)	(66,493,753)	(303,595,911)
Maturity of U.S. Government Securities held in Trust Fund	237,102,000	33,351,000	270,453,000
Deferred acquisition costs	(117,603)	—	(117,603)
Purchase of furniture and equipment	(5,897)	(7,976)	(13,873)

Net cash used in investing activities	(123,658)	(33,150,729)	(33,274,387)

Cash Flows from Financing Activities
Proceeds from public offering of 6,325,000 units and underwriter option, net	—	34,163,100	34,163,100
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000
Proceeds from note payable, stockholder	—	77,500	77,500
Repayment of note payable, stockholder	—	(77,500)	(77,500)

Net cash provided by financing activities	—	34,188,100	34,188,100

Net (decrease) increase in cash and cash equivalents	(543,343)	834,094	290,751
Cash and cash equivalents at beginning of the period	834,094	—	—

Cash and cash equivalents at end of the period	$290,751	$834,094	$290,751

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$114,663	$53,115	$147,028
Supplemental disclosure of non cash activity:
Accrued acquisition costs	$423,304	$—	$423,304
Accretion of Trust Fund relating to common Stock subject to possible conversion	$196,049	$59,875	$255,924

See accompanying summary of significant accounting policies and notes to financial statements.

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Summary of Significant Accounting Policies

Furniture & Equipment	Furniture and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated lives commencing upon the date the asset is placed in service.

Cash and Cash Equivalents	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Securities Held in Trust Fund	The Company carries its investment in U.S. Government Securities at cost which approximates fair value.

Income Taxes	The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Net Income Per Share	Net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Basic earnings per share excludes dilution and is computed by dividing net income after accretion attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock is antidilutive, they have been excluded from the Company’s computation of net income per share.

Use of Estimates	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Reclassification	Certain items have been reclassified from prior periods to conform with the current period presentation.

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Notes to Financial Statements

1.	Organization and Business Operations	The Company was incorporated in February 5, 2004 as a blank check company whose objective is to acquire an operating business in either the energy or the environmental industry and their related infrastructures.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective May 13, 2004. The Company consummated the offering on May 18, 2004 and received net proceeds of $34,163,100 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the energy and environmental industry and their related infrastructures (“Business Combination”). An amount of $34,423,264 and $33,442,528 (which includes accrued interest of $167,172 and $91,170) as of December 31, 2005 and 2004, respectively, is being held in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, has signed a definitive agreement for the acquisition of a target business (see Note 3), and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering, vote against the Business Combination and exercise the conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,375,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $6,881,213 and $6,685,164 (which includes accretion of Trust Fund) has been classified as common stock subject to possible conversion at December 31, 2005 and 2004, respectively.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date was November 18, 2005), or 24 months from the consummation of the Offering (such date would be May 18, 2006) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 2). The Company has satisfied the extension criteria by entering into an Agreement and Plan of merger with Ram Energy, Inc as described in Note 3.

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Notes to Financial Statements

2.	Offering	On May 18, 2004, the Company sold 6,325,000 units (“Units”) in the Offering including an additional 825,000 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued, for $100, an option (“UPO”) to the representative of the underwriters to purchase 275,000 Units at an exercise price of $9.90 per Unit. The Units underlying the UPO are identical to the Units sold in the Offering except that the Warrants underlying the UPO have an exercise price of $6.25 per share. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying Warrants and the market price of the Units and underlying securities) to exercise the UPO without the payment of any cash.

3.	Proposed Merger

On October 20, 2005, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with RAM Energy, Inc. (“RAM”) and all of its stockholders (“Stockholders”), which was amended on November 11, 2005. Pursuant to the Merger Agreement, a wholly owned subsidiary of the Company will merge (“Merger”) with and into RAM. RAM will be the surviving corporation in the Merger, becoming a wholly owned subsidiary of the Company. RAM is a privately-owned, independent, oil and gas company headquartered in Tulsa, Oklahoma. RAM’s business strategy is to acquire, explore, develop, exploit, produce and manage oil and gas properties, primarily in Texas, Louisiana and Oklahoma. RAM has been active in these core areas since its inception in 1987. RAM’s management team has extensive technical and operating expertise in all areas of RAM’s operations and geographic focus.

Pursuant to the Merger Agreement, the Stockholders, in exchange for all of the securities of RAM outstanding immediately prior to the Merger, will receive from the Company $30 million in cash and 25,600,000 shares of the Company’s common stock. A portion of the shares of the Company’s common stock being issued to the Stockholders in the Merger will be placed into escrow to secure the indemnity rights of the Company under the Merger Agreement and will be governed by the terms of an Escrow Agreement.

The financial statements have been prepared assuming the Company will continue as a going concern. In the event the Merger Agreement is not consummated before May 18, 2006, the Company will be forced to liquidate. Under such circumstances, an agreement with the Company’s Chairman/CEO would be implemented, whereby he would become personally liable for settlement of accrued expenses, taxes payable and acquisition costs incurred.

In connection with this business combination, the Company incurred $540,907 of costs related to this proposed acquisition which have been deferred as of December 31, 2005.

4.	Note Payable, Stockholder	The Company issued a $70,000 unsecured non-interest bearing promissory note to a stockholder on February 17, 2004. The stockholder advanced additional amounts aggregating $7,500 through May 2004. The note and advances were paid in full in June 2004 from the net proceeds of the Offering.

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Notes to Financial Statements

5.	Commitment	The Company presently occupies office space provided by and affiliate of an initial stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $3,500 per month for such services commencing on May 18, 2004, the effective date of the Offering. Included in general and administrative such services are $42,000 for the year ended December 31, 2005, $28,000 for the period from February 5, 2004 (inception) to December 31, 2004 and $70,000 for the period from February 5, 2004 (inception) to December 31, 2005.

6.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. Certain items have been reclassified from prior periods to conform with the current period presentation.

7.	Common Stock

The Company’s Board of Directors authorized a 1.666666 to one forward stock split of its common stock on March 10, 2004, a 1.1428571 to one forward stock split of its common stock on April 16, 2004 and a 1.375 to one forward stock split of its common stock on April 23, 2004. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the transactions.

As of December 31, 2005, 13,475,000 shares of common stock were reserved for issuance upon exercise of Warrants and the UPO.

8.	Provision for Taxes	Provision for taxes consists of:

	Year Ended December 31, 2005	For the Period from February 5, 2004 (inception) to December 31, 2004	For the Period from February 5, 2004 (inception) to December 31, 2005
Current
Federal	$190,859	$33,000	$223,859
State and local	122,691	46,115	168,806
Deferred	—	—	—

	$313,550	$79,115	$392,665

The effective rate exceeds statutory rates primarily due to state and local taxes which are calculated as a percentage of capital.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of March 2006.

TREMISIS ENERGY ACQUISITION CORPORATION

By:	/s/ Lawrence S. Coben
Lawrence S. Coben
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence S. Coben Lawrence S. Coben	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 7, 2006

/s/ Isaac Kier Isaac Kier	Secretary, Treasurer and Director (Principal Accounting and Financial Officer)	March 7, 2006

/s/ David A. Preiser David A. Preiser	Director	March 7, 2006

/s/ Jon Schotz Jon Schotz	Director	March 7, 2006