Form 10QSB
period 2006-03-31
TREMISIS ENERGY ACQUISITION CORP
filed 2006-05-05
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to

Commission File Number 000-50682

Tremisis Energy Acquisition Corporation

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-0700684
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1775 Broadway, Suite 604, New York, New York 10019

(Address of Principal Executive Office)

(212) 397-1464

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 4, 2006, 7,700,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,327	$290,751
U.S. Government Securities held in Trust Fund (Note 2)	34,677,498	34,256,092
Accrued interest receivable, Trust Fund (Note 2)	91,852	167,172
Prepaid expenses and other	26,791	25,314

Total current assets	34,957,468	34,739,329

Deferred acquisition costs (Note 4)	930,632	540,907
Furniture and equipment (net of accumulated depreciation of $5,760 and $4,919)	8,113	8,954

Total assets	$35,896,213	$35,289,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$89,371	$37,373
Accrued acquisition costs (Note 4)	757,376	423,304
Taxes payable	323,887	224,887

Total current liabilities	1,170,634	685,564

Common stock, subject to possible conversion 1,264,368 shares at conversion value (Note 2)	6,950,396	6,881,213

Commitment (Note 5)	—	—

Stockholders’ equity (Notes 2, 3, 6 and 7)
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value
Authorized 30,000,000 shares; Issued and outstanding 7,700,000 shares (which includes 1,264,368 subject to possible conversion)	770	770
Additional paid-in capital	27,236,934	27,306,117
Earnings accumulated during the development stage	537,479	415,526

Total stockholders’ equity	27,775,183	27,722,413

Total liabilities and stockholders’ equity	$35,896,213	$35,289,190

See Summary of Significant Accounting Policies and Notes to Unaudited Financial Statements.

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Statements of Operations (Unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period from February 5, 2004 (inception) to March 31, 2006
Expenses:
General and administrative expenses (Note 5)	$125,943	$131,214	$615,121

Operating loss	(125,943)	(131,214)	(615,121)

Interest Income	346,896	183,397	1,644,265

Income before provision for taxes	220,953	52,183	1,029,144

Provision for taxes (Note 8)	(99,000)	(33,300)	(491,665)

Net income	$121,953	$18,883	$537,479

Accretion of Trust Fund relating to common stock subject to possible conversion	(69,183)	(36,104)	(325,107)

Net income (loss) attributable to common stockholders	$52,770	$(17,221)	$212,372

Basic and diluted income per share	$.01	$—

Weighted average common shares outstanding	7,700,000	7,700,000

See Summary of Significant Accounting Policies and Notes to Unaudited Financial Statements

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Statements of Stockholders’ Equity

	Common Stock		Addition paid-in capital	Earnings Accumulated During the Development Stage	Total
	Shares	Amount
Balance, February 5, 2004 (inception)	—	$—	$—	$—	$—

Issuance of common stock to initial stockholders	1,375,000	137	24,863	—	25,000

Sale of 6,325,000 units and underwriters’ option, net of underwriters’ discount and offering expenses (includes 1,264,368 shares subject to possible conversion)	6,325,000	633	27,537,178	—	27,537,811

Accretion of Trust Fund relating to common stock subject to possible conversion			(59,875)	—	(59,875)

Net income for the year	—	—	—	64,525	64,525

Balance, December 31, 2004	7,700,000	$770	$27,502,166	$64,525	$27,567,461

Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	(196,049)	—	(196,049)

Net income for the year	—	—	—	351,001	351,001

Balance, December 31, 2005	7,700,000	$770	$27,306,117	$415,526	$27,722,413

Accretion of Trust Fund relating to common stock subject to possible conversion (unaudited)	—	—	(69,183)	—	(69,183)

Net income for the three months ended March 31, 2006 (unaudited)	—	—	—	121,953	121,953

Balance, March 31, 2006 (unaudited)	7,700,000	$770	$27,236,934	$537,479	$27,775,183

See Summary of Significant Accounting Policies and Notes to Unaudited Financial Statements.

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period from February 5, 2004 (inception) to March 31, 2006
Cash flows from operating activities
Net income for the period	$121,953	$18,883	$537,479
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	841	580	5,760
Gain on maturity of U.S. Government securities held in Trust Fund	(421,117)	(270,890)	(1,534,298)
Change in operating assets and liabilities:
Increase in prepaid expenses	(1,477)	14,750	(26,791)
(Increase) decrease in accrued interest receivable	75,320	91,170	(91,852)
Increase in accrued expenses	51,998	70,117	89,371
Increase (decrease) in income tax payable	99,000	(17,700)	323,887

Net cash used in operating activities	(73,482)	(93,090)	(696,444)

Cash flows from investing activities
Purchases of U.S. Government Securities held in Trust Fund	(103,697,289)	(33,619,888)	(407,293,200)
Maturity of U.S. Government Securities held in Trust Fund	103,697,000	33,619,000	374,150,000
Increase in deferred acquisition costs	(55,653)	(15,000)	(173,256)
Purchase of furniture and equipment	—	(2,887)	(13,873)

Net cash used in investing activities	(55,942)	(18,775)	(33,330,329)

Cash flows from financing activities
Proceeds from public offering of 6,325,000 units and underwriter option, net	—	—	34,163,100
Proceeds from issuance of common stock to initial stockholders	—	—	25,000
Proceeds from note payable, stockholder	—	—	77,500
Repayment of note payable, stockholder	—	—	(77,500)

Net cash provided by financing activities	—	—	34,188,100

Net (decrease) increase in cash	(129,424)	(111,865)	161,327
Cash and cash equivalents at beginning of period	290,751	834,094	—

Cash and cash equivalents at end of period	161,327	$722,229	161,327

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$51,000	$147,028

Supplemental disclosure of non cash activity:
Accrued acquisition costs	$334,072	$—	$757,376
Accretion of Trust Fund relating to common stock subject to possible conversion	$69,183	$36,104	$325,107

See Summary of Significant Accounting Policies and Notes to Unaudited Financial Statements.

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Summary of Significant Accounting Policies

Furniture & Equipment	Furniture and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated lives commencing upon the date the asset is placed in service.

Cash and Cash Equivalents	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Securities Held in Trust Fund	The Company carries its investment in U.S. Government Securities at cost which approximates fair value.

Income Taxes	The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Net Income/(Loss) Per Share	Net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period. Basic earnings per share excludes dilution and is computed by dividing net income after accretion attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase common stock is antidilutive, they have been excluded from the Company’s computation of net income per share.

Use of Estimates	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Reclassification	Certain items have been reclassified from prior periods to conform with the current period presentation.

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements

1.	Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

In the opinion of management, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of Tremisis Energy Acquisition Corporation (the “Company”). Results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

2.	Organization and Business Operations

The Company was incorporated in February 5, 2004 as a blank check company whose objective is to acquire an operating business in either the energy or the environmental industry and their related infrastructures.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective May 13, 2004. The Company consummated the offering on May 18, 2004 and received net proceeds of approximately $34,163,100 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the energy and environmental industry and their related infrastructures (“Business Combination”). An amount of $34,769,350 and $34,423,264 (which includes accrued interest of $91,852 and $167,172) as of March 31, 2006 and December 31, 2005, respectively, is being held in an interest-bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company has signed a definitive agreement for the acquisition of a target business (See Note 4) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering, vote against the Business Combination and exercise the

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements—(Continued)

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $6,950,396 and $6,881,213 (which includes accretion of Trust Fund) has been classified as common stock subject to possible conversion at March 31, 2006 and December 31, 2005, respectively.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date was November 18, 2005), or 24 months from the consummation of the Offering (such date would be May 18, 2006) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3). The Company has satisfied the extension criteria by entering into an Agreement and Plan of merger with Ram Energy, Inc as described in Note 4.

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

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements—(Continued)

with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 275,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The UPO may be exercised for cash or on a “cashless” basis, at the holders option such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying Warrants and the market price of the Units and underlying securities) to exercise the UPO without the payment of any cash.

4.	Proposed Merger and Deferred Acquisition Costs

On October 20, 2005, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with RAM Energy, Inc. and all of its stockholders (“Stockholders”), which was amended on November 11, 2005 and February 18, 2006. The Company formed a wholly owned subsidiary on October 5, 2005 to effectuate the transactions contemplated by the Merger Agreement with RAM Energy, Inc. (“Merger”). RAM Energy, Inc. will be the surviving corporation in the Merger, becoming a wholly owned subsidiary of Tremisis. RAM is a privately-owned, independent, oil and gas company headquartered in Tulsa, Oklahoma. RAM’s business strategy is to acquire, explore, develop, exploit, produce and manage oil and gas properties, primarily in Texas, Louisiana and Oklahoma. RAM has been active in these core areas since its inception in 1987. RAM’s management team has extensive technical and operating expertise in all areas of RAM’s operations and geographic focus.

Pursuant to the Merger Agreement, the Stockholders, in exchange for all of the securities of RAM outstanding immediately prior to the Merger, will receive from the Company $30 million in cash and a number of shares of the Company’s common stock equal to the greater of (x) $160,000,000 divided by 115% of the average closing price of a share of the Company’s common stock for the ten trading days immediately prior to the consummation of the Merger and (y) 25,600,000. A portion of the shares of the Company’s common stock being issued to the Stockholders in the Merger will be placed into escrow to secure the indemnity rights of the Company under the Merger Agreement and will be governed by the terms of an Escrow Agreement.

The financial statements have been prepared assuming the Company will continue as a going concern. In the event the Merger Agreement is not

Tremisis Energy Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements—(Continued)

consummated before May 18, 2006, the Company will be forced to liquidate. Under such circumstances, an agreement with the Company’s chairman/CEO would be implemented, whereby he would become personally liable for settlement of accrued expenses, taxes payable and acquisition costs incurred.

In connection with this proposed merger, the Company incurred $540,907 of costs through December 31, 2005 and a further $389,725 during the three months ended March 31, 2006 for an aggregate of $930,632 of costs which have been deferred as of March 31, 2006.

5.	Commitment	The Company presently occupies office space provided by and affiliate of an initial stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $3,500 per month for such services commencing on May 18, 2004, the effective date of the Offering. Included in general and administrative such services are $10,500 for each of the three month periods ended March 31, 2006 and 2005, respectively, and $80,500 for the period from February 5, 2004 (inception) to March 31, 2006.

6.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7.	Common Stock

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

As of March 31, 2006, 13,475,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

8.	Income Taxes	Provision for taxes consists of:

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period from February 5, 2004 (inception) to March 31, 2006
Current
Federal	$59,000	$10,500	$282,859
State and local	40,000	22,800	208,806
Deferred	—	—	—

	$99,000	$33,300	$491,665

The effective rate exceeds statutory rates primarily due to state and local taxes which are calculated as a percentage of capital.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

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

Net income for the three months ended March 31, 2006 consisted of interest income of $346,896 reduced by $10,500 for a monthly administrative services agreement, $38,471 for professional fees, $14,544 for officer liability insurance, $7,610 for travel, meals and entertainment expenses, $10,019 for franchise taxes, $99,000 for income taxes and $44,799 for other expenses.

Net income for the three months ended March 31, 2005 consisted of interest income of $183,397 reduced by $10,500 for a monthly administrative services agreement, $37,979 for professional fees, $14,750 for officer liability insurance, $54,655 for travel expenses, $7,494 for franchise fees, $33,300 for income taxes and $5,836 for other expenses.

Net income for the period from February 5, 2004 (inception) to March 31, 2006 consisted of interest income of $1,644,265 reduced by $80,500 for a monthly administrative services agreement, $114,662 for professional fees, $109,904 for officer liability insurance, $96,822 for travel, meals and entertainment expenses, $67,019 for franchise taxes, $491,665 for income taxes and $146,214 for other expenses.

We consummated our initial public offering on May 18, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, were $37,950,100. After deducting offering expenses of $1,510,000 including $990,000 evidencing the underwriters’ non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $2,277,000, net proceeds were $34,163,100. An amount of $34,769,350 (which includes accrued interest of $91,852) is currently held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Our chairman of the board and chief executive officer has agreed pursuant to an agreement that, if we liquidate prior to the consummation of a business combination, he would be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds from our initial public offering not held in the trust account.

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

We expect that the transaction will be consummated in the second quarter of 2006, after the required approval by our stockholders. The stockholder meeting called to approve the transaction is scheduled to be held on May 8, 2006. However, if we do not complete the business combination by May 18, 2006, we will be forced to dissolve and liquidate.

For a more complete discussion of RAM Energy and our proposed business combination, including the risks that are applicable to us with respect to our acquisition of RAM Energy, see our Current Report on Form 8-K dated October 20, 2005 and filed with the SEC on October 26, 2005, as amended by Form 8-K/A filed with the SEC on November 14, 2005, and our Definitive Proxy Statement for our Special Meeting of Stockholders filed with the SEC on April 18, 2006.

In connection with this business combination, we have incurred $930,632 in Deferred Acquisition costs as of March 31, 2006.

We are obligated to pay to First Americas Management LLC, an affiliate of Isaac Kier, our secretary, treasurer and a member of our board of directors, a monthly fee of $3,500 for general and administrative services. Through March 31, 2006, an aggregate of $80,500 has been paid for such services. In addition, in February and April 2004, Lawrence S. Coben advanced an aggregate of $77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in May 2004 out of proceeds of our initial public offering.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

We paid a total of $2,277,000 in underwriting discounts and commissions, and $1,510,000 for costs and expenses related to the offering, including $990,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $34,163,100, of which $33,143,000 was deposited into a trust fund and the remaining proceeds are to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through March 31, 2006, we have used approximately $673,000 of cash for operating expenses and $173,000 for acquisition costs, $14,000 for fixed assets and $77,500 to repay advances made to us by one of our initial stockholders.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1—Section 302 Certification by CEO

31.2—Section 302 Certification by Treasurer

32.1—Section 906 Certification by CEO

32.2—Section 906 Certification by Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREMISIS ENERGY ACQUISITION CORPORATION
Dated: May 4, 2006
/s/ Lawrence S. Coben
Lawrence S. Coben
Chairman of the Board and Chief Executive Officer

/s/ Isaac Kier
Isaac Kier
Treasurer