Form 10-Q
period 2006-06-30
RAM ENERGY RESOURCES INC
filed 2006-08-14
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-1282648

RAM Energy Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	1311	20-0700684
(State of other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

5100 East Skelly Drive, Suite 650, Tulsa, OK 74135

(Address of principal executive offices)

(918) 663-2800

(Registrant’s telephone number, including area code)

Tremisis Energy Acquisition Corporation

                   1775 Broadway, Suite 604, New York, New York 10019

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes (x)	No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ( )	Accelerated Filer ( )	Non-Accelerated Filer (x)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )	No (x)

At August 11, 2006, 33,531,900 shares of the Registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Completion of Merger

On May 8, 2006, upon completion of the merger described below, RAM Energy Resources, Inc. (formerly named Tremisis Energy Acquisition Corporation, or Tremisis), acquired RAM Energy, Inc. through the merger of a subsidiary of Tremisis into RAM Energy, Inc. The merger was accomplished pursuant to the terms of an Agreement and Plan of Merger dated October 20, 2005, as amended, which is referred to as the merger agreement, among Tremisis, its subsidiary, RAM Energy, Inc. and the stockholders of RAM Energy, Inc. Upon completion of the merger, RAM Energy, Inc. became a wholly owned subsidiary of Tremisis and Tremisis changed its name to RAM Energy Resources, Inc.

Tremisis was formed in February 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in either the energy or the environmental industry. Prior to the merger, Tremisis did not engage in an active trade or business.

Prior to the merger, RAM Energy, Inc, was a privately held, independent oil and natural gas company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties and the production of oil and natural gas.

Upon consummation of the merger, the stockholders of RAM Energy, Inc. received an aggregate of 25,600,000 shares of Tremisis common stock and $30.0 million of cash. The merger agreement provided, among other things, that, prior to the consummation of the merger, RAM Energy, Inc. was entitled to either pay its stockholders a one-time extraordinary dividend or effect one or more redemptions of a portion of its outstanding stock, although the aggregate amount of such cash payments to the RAM Energy, Inc. stockholders could not exceed the difference between $40.0 million and the aggregate amount of cash the RAM Energy, Inc. stockholders would receive in the merger. On April 6, 2006, RAM Energy, Inc. redeemed a portion of its outstanding stock for an aggregate consideration of $10.0 million.

The merger has been accounted for as a reverse acquisition. RAM Energy, Inc. has been treated as the continuing acquirer and the reporting entity for accounting purposes. Upon completion of the merger, the assets and liabilities of Tremisis were recorded at their fair value, which is considered to approximate historical cost, and added to those of RAM Energy, Inc. Because Tremisis had no active business operations prior to consummation of the merger, the merger has been accounted for as a recapitalization of RAM Energy, Inc.

ITEM 1 – FINANCIAL STATEMENTS

(This space left blank intentionally)

RAM Energy Resources, Inc.

Condensed consolidated balance sheets

(in thousands, except number of shares)

	June 30,	December 31,
	2006	2005

ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,943	$70
Accounts receivable-
Oil and natural gas sales	6,603	7,422
Joint interest operations, net of allowance of $334 ($31 at December 31, 2005)	555	566
Related party	3	142
Other, net of allowance of $52 ($13 at December 31, 2005)	51	175
Prepaid expenses	535	756
Other current assets	142	484

Total current assets	20,832	9,615

PROPERTIES AND EQUIPMENT, AT COST:
Oil and natural gas properties and equipment, using full cost accounting	167,695	160,704
Other property and equipment	5,972	7,276

	173,667	167,980
Less accumulated amortization and depreciation	41,830	36,848

Net properties and equipment	131,837	131,132

OTHER ASSETS:
Deferred loan costs, net of accumulated amortization of $4,435 ($4,905 at December 31, 2005)	2,994	1,613
Other	894	916

Total assets	$156,557	$143,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$5,156	$4,343
Oil and natural gas proceeds due others Other Related party	3,012 19 14	3,201 - 41
Accrued liabilities:
Compensation	814	749
Interest	3,727	1,745
Income taxes	46	146
Derivative liabilities	4,135	3,510
Long-term debt due within one year	320	560

Total current liabilities	17,243	14,295
OIL & NATURAL GAS PROCEEDS DUE OTHERS	2,390	1,972
LONG-TERM DEBT	131,493	112,286
DEFERRED AND OTHER NON-CURRENT INCOME TAXES	25,181	25,300
ASSET RETIREMENT OBLIGATION	10,363	10,192
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ DEFICIT:
Common stock	3	1
Additional paid-in capital	2,218	95
Treasury stock	(593)	-
Accumulated deficit	(31,741)	(20,865)

Stockholders’ deficit	(30,113)	(20,769)

Total liabilities and stockholders’ deficit	$156,557	$143,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.

Condensed consolidated statements of operations

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

OPERATING REVENUES:
Oil and natural gas sales	$17,973	$15,347	$34,783	$30,166
Realized and unrealized losses on derivatives	(4,178)	(3,794)	(2,770)	(4,216)
Other	180	215	424	585

Total revenues	13,975	11,768	32,437	26,535

OPERATING EXPENSES:
Oil and natural gas production taxes	874	777	1,684	1,541
Oil and natural gas production expenses	4,607	3,838	8,913	7,536
Amortization and depreciation	3,311	2,857	6,524	5,816
Accretion expense	132	68	265	146
Share-based compensation	2,218	-	2,218	-
General and administrative, overhead and other expenses	2,088	1,860	4,047	3,918

Total operating expenses	13,230	9,400	23,651	18,957

Operating income	745	2,368	8,786	7,578

OTHER INCOME (EXPENSE):
Interest expense	(5,778)	(2,851)	(9,307)	(5,624)
Interest income	82	13	109	22

INCOME (LOSS) BEFORE INCOME TAXES	(4,951)	(470)	(412)	1,976

INCOME TAX PROVISION (BENEFIT)	(1,882)	(179)	(157)	750

NET INCOME (LOSS)	$(3,069)	$(291)	$(255)	$1,226

EARNINGS (LOSS) PER SHARE:
Basic and diluted	$(0.13)	$(0.04)	$(0.02)	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	23,028,820	7,700,000	15,406,755	7,700,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

RAM Energy Resources, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Six months ended June 30,

	2006	2005

OPERATING ACTIVITIES:
Net income (loss)	$(255)	$1,226
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation-
Oil and natural gas properties and equipment	6,176	5,613
Amortization of deferred loan costs and Senior notes discount	562	420
Charge off of unamortized deferred loan costs	1,055	-
Other property and equipment	348	214
Accretion expense	265	146
Unrealized (gain) loss on derivatives	(844)	3,249
Deferred income taxes	686	(903)
Share-based compensation	2,218	-
Gain on disposal of other property and equipment	(99)	-
Changes in operating assets and liabilities-
Accounts receivable	1,093	(1,262)
Prepaid expenses and other current assets	567	(347)
Accounts payable	616	4,546
Income taxes payable	(109)	-
Accrued liabilities and other	3,930	(3,826)

Total adjustments	16,464	7,850

Net cash provided by operating activities	16,209	9,076

INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(10,493)	(7,443)
Proceeds from sales of oil and natural gas properties and equipment	3,502	2,335
Payments for other property and equipment	(566)	(823)
Proceeds from sales and disposals of other property and equipment	366	-
Payments of merger costs	(4,187)	-
Cash acquired in merger	3,801	-

Net cash used in investing activities	(7,577)	(5,931)

FINANCING ACTIVITIES:
Payments on long-term debt	(87,508)	(6,760)
Payments of loan fees	(2,977)	(283)
Proceeds from borrowings on long-term debt	106,454	5,335
Stock redemption	(9,792)	-
Repurchase of stock	(593)	-
Deferred income taxes on share-based compensation	(843)	-
Dividends paid	(500)	(900)

Net cash provided by (used in) financing activities	4,241	(2,608)

Increase in cash and cash equivalents	12,873	537

CASH AND CASH EQUIVALENTS, beginning of period	70	1,175

CASH AND CASH EQUIVALENTS, end of period	$12,943	$1,712

RAM Energy Resources, Inc.

Condensed consolidated statements of cash flows, continued

(in thousands)

(unaudited)

Six months ended
June 30,

	2006	2005
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,618	$ 1,638
Cash paid for income taxes	$ 109	$ -

DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrued interest added to principal balance of revolving Credit Facility	$ 2,797	$ 3,592

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAM Energy Resources, Inc.

Notes to unaudited condensed consolidated financial statements

A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION, AND BASIS OF PRESENTATION

1.	Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements present the financial position at June 30, 2006 and December 31, 2005 and the results of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005 of RAM Energy Resources, Inc. and its subsidiaries, including RAM Energy, Inc., (collectively, the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. Reference is made to the consolidated financial statements of RAM Energy, Inc. for the year ended December 31, 2005, for an expanded discussion of the Company’s financial disclosures and accounting policies.

2.	Nature of Operations and Organization

On May 8, 2006, Tremisis Energy Acquisition Corporation, or Tremisis, acquired RAM Energy, Inc. through the merger of a subsidiary of Tremisis into RAM Energy, Inc. The merger was accomplished pursuant to the terms of an Agreement and Plan of Merger dated October 20, 2005, as amended, among Tremisis, its subsidiary, RAM Energy, Inc. and the stockholders of RAM Energy, Inc. Upon completion of the merger, RAM Energy, Inc. became a wholly owned subsidiary of Tremisis and Tremisis changed its name to RAM Energy Resources, Inc.

Tremisis was formed in February 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in either the energy or the environmental industry. Prior to the consummation of the merger, Tremisis did not engage in an active trade or business.

Prior to the merger, RAM Energy, Inc. was a privately held, independent oil and natural gas company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties and the production of oil and natural gas.

Upon consummation of the merger, the stockholders of RAM Energy, Inc. received an aggregate of 25,600,000 shares of Tremisis common stock and $30.0 million of cash. The merger agreement provided, among other things, that, prior to the consummation of the merger, RAM Energy, Inc. was entitled to either pay its stockholders a one-time extraordinary dividend or effect one or more redemptions of a portion of its outstanding stock, although the aggregate amount of such cash payments to the RAM Energy, Inc. stockholders could not exceed the difference between $40.0 million and the aggregate amount of cash they would receive from Tremisis in the merger. On April 6, 2006, RAM Energy, Inc. redeemed a portion of its outstanding stock for an aggregate consideration of $10.0 million.

The merger has been accounted for as a reverse acquisition. Because Tremisis had no active business operations prior to consummation of the merger, the merger has been accounted for as a recapitalization of RAM Energy, Inc. and RAM Energy, Inc. has been treated as the acquirer and the continuing reporting entity for accounting purposes. The assets and liabilities of Tremisis were recorded, as of completion of the merger, at the fair value, which is considered to approximate historical cost, and added to those of RAM Energy, Inc.

The Company operates exclusively in the upstream segment of the oil and gas industry with activities including the drilling, completion, and operation of oil and gas wells. The Company conducts the majority of its operations in the states of Texas, Louisiana, Oklahoma and New Mexico.

3.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions that, in the opinion of management of the Company are significant include oil and natural gas reserves, amortization relating to oil and natural gas properties, asset retirement obligations and income taxes.

4.	Reclassifications

Certain reclassifications of previously reported amounts for 2005 have been made to conform with the 2006 presentation format. These reclassifications had no effect on net income or loss.

5.	Stockholders’ Equity, Earnings Per Share and Share-Based Compensation

In connection with the reverse acquisition, the stockholders of RAM Energy, Inc. received an aggregate of 25,600,000 shares of Tremisis’ common stock and $40.0 million in cash. As of June 30, 2006, RAM Energy Resources, Inc. (formerly named Tremisis Energy Acquisition Corporation) has 100,000,000 shares of authorized common stock, of which 33,630 shares were issued and 33,532,000 shares were outstanding. At December 31, 2005, the Company had 30,000,000 shares of authorized common stock, of which 7,700,000 shares were issued and outstanding.

Basic earnings or loss per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The diluted earnings per share reflects the potential dilution that could occur if dilutive stock options and warrants were exercised, calculated using the treasury stock method, unless such effect would be anti-dilutive. A reconciliation of earnings or loss and weighted average shares used in computing basic earnings or loss per share is as follows for the three and six months ended June 30, 2006 and 2005 (in thousands, except share data and per share amounts):

	Three Months Ended

	June 30,

	2006	2005

BASIC EARNINGS PER SHARE:
Net loss	$ (3,069)	$ (291)

Weighted average shares	23,028,820	7,700,000

Basic loss per share	$ (0.13)	$ (0.04)

	Six Months Ended June 30,

	2006	2005

BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)	$ (255)	$ 1,226

Weighted average shares	15,406,755	7,700,000

Basic earnings (loss) income per share	$ (0.02)	$ 0.16

The Company has outstanding 12,650,000 warrants, exercisable at $5 per share. The warrants expire May 11, 2008 and are redeemable by the Company at a price of $.01 per warrant upon 30 days’ prior written notice if the closing price of Company common stock equals or exceeds $8.50 per share for 20 trading days within any 30 trading day period. Diluted weighted average number of outstanding shares for the three and six months ended June 30, 2006 were 24,429,028 and 16,110,727, respectively, and were not used due to their anti-dilutive effect, to compute diluted losses per share.

6.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of its 2007 year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48; however, it does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

B -	DERIVATIVE CONTRACTS

During 2006 and 2005, the Company entered into derivative contracts. The Company did not formally designate these transactions as hedges as required by SFAS No. 133 in order to receive hedge accounting treatment. Accordingly, all gains and losses on the derivative financial instruments have been recorded in the statement of operations.

At June 30, 2006 the Company held put options on 46,000 barrels of oil through December 2006, with a price of $40.00 per barrel. The Company also had collars in place on 276,000 barrels of oil through December 2006 with a weighted average floor price of $43.33 and a weighted average ceiling price of $65.80 per barrel, 547,000 barrels of oil for 2007 with a weighted average floor price of $52.67 and a weighted average ceiling price of $73.24, and 273,000 barrels of oil for January through September, 2008 with a weighted average floor price of $53.34 and a weighted average ceiling price of $86.37. For natural gas, the Company had collars on 920,000 Mmbtu through December 2006 with a weighted average floor price of $6.33 per Mmbtu and a weighted average ceiling price of $9.31 per Mmbtu. For 2007, the Company had collars on 1,550,155 Mmbtu with a weighted average floor price of $7.43 and a weighted average ceiling price of $11.62, and 1,092,000 Mmbtu for January through September, 2008 with a weighted average floor price of $7.16 and a weighted average ceiling price of $13.25. The Company had also held call options for July through October, 2006 on 615,000 Mmbtu with a weighted average floor price of $9.50, and 856,000 Mmbtu for April through October, 2007 with a weighted average floor price of $12.00.

At December 31, 2005, the Company had collars in place on 45,625 barrels/month through 2006 and 30,417 barrels/month through 2007. The 45,625 barrels/month in 2006 had a weighted average floor and ceiling of $42.51 and $60.56, respectively. The 30,417 barrels/month in 2007 had a weighted average floor and ceiling of $35.00 and $69.74, respectively. For natural gas, the Company had collars in place on 159,583 Mmbtu/month through 2006 and 150,000 Mmbtu/month for the three months ending March 2007. The 159,583 Mmbtu/month in 2006 had a weighted average floor and ceiling of $6.23 and $8.86, respectively. The 150,000 Mmbtu/month for the three months ending March 2007 had a weighted average floor and ceiling of $7.00 and $11.95. The Company also had purchased put options on 7,604 barrels/month of crude oil through 2006 at a weighted average floor price of $40.00. The Company purchased call options on 157,000 Mmbtu/month of natural gas for eight months in 2006 at a weighted average floor price of $9.94.

The Company measured the fair value of its derivatives at June 30, 2006 and December 31, 2005, based on quoted market prices. Accordingly, a liability of $4,135,000 and $3,510,000 was recorded in the consolidated balance sheets at June 30, 2006 and December 31, 2005, respectively.

C -	SUBSIDIARY GUARANTORS

RAM Energy Resources, Inc. is not a party to, or a guarantor of obligations under, RAM Energy, Inc.’s outstanding 11.5% senior notes due 2008. RAM Energy Inc.’s senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all current and future subsidiaries of RAM Energy, Inc. which are referred to as the “Subsidiary Guarantors”. The following table sets forth condensed consolidating financial information of the Subsidiary Guarantors. Currently there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to RAM Energy Inc. in the form of cash dividends, loans or advances.

The following represents the condensed consolidating balance sheets for RAM Energy Resources, Inc., RAM Energy Inc. and its subsidiaries at June 30, 2006 and December 31, 2005 (in thousands):

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

June 30, 2006
Current assets	$ 2,947	$ 6,832	$ 32,176	$ (21,123)	$ 20,832
Property and equipment, net	7	10,126	121,704	-	131,837
Investment in subsidiary	(33,271)	37,714	-	(4,443)	-
Other assets	-	3,753	135	-	3,888

Total assets	$ (30,317)	$ 58,425	$ 154,015	$ (25,566)	$ 156,557

Current liabilities	685	30,277	7,404	(21,123)	17,243
Long-term debt	-	48,934	82,559	-	131,493
Other non-current liabilities	-	3,276	9,477	-	12,753
Deferred income taxes	(889)	9,209	16,861	-	25,181

Total liabilities	(204)	91,696	116,301	(21,123)	186,670

Stockholders’ equity (deficit)	(30,113)	(33,271)	37,714	(4,443)	(30,113)

Total liabilities and stockholders’ equity (deficit)	$ (30,317)	$ 58,425	$ 154,015	$ (25,566)	$ 156,557

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

December 31, 2005
Current assets	$ -	$ 3,355	$ 26,527	$ (20,267)	$ 9,615
Property and equipment, net	-	14,167	116,965	-	131,132
Investment in subsidiary	-	27,324	-	(27,324)	-
Other assets	-	2,395	134	-	2,529

Total assets	$ -	$ 47,241	$ 143,626	$ (47,591)	$ 143,276

Current liabilities	-	28,713	5,849	(20,267)	14,295
Long-term debt	-	29,767	82,519	-	112,286
Other non-current liabilities	-	3,038	9,126	-	12,164
Deferred income taxes	-	6,492	18,808	-	25,300

Total liabilities	-	68,010	116,302	(20,267)	164,045

Stockholders’ equity (deficit)	-	(20,769)	27,324	(27,324)	(20,769)

Total liabilities and stockholders’ equity (deficit)	$ -	$ 47,241	$ 143,626	$ (47,591)	$ 143,276

The following represents the condensed consolidating statements of operations and statements of cash for RAM Energy Resources, Inc., RAM Energy Inc. and its subsidiaries for the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Three Months Ended June 30, 2006
Operating revenues	$ -	$ (2,192)	$ 16,167	$ -	$ 13,975
Operating expenses	2,451	1,299	9,480	-	13,230

Operating income	(2,451)	(3,491)	6,687	-	745
Other income (expense)	(1,544)	(614)	(2,230)	(1,308)	(5,696)

Income (loss) before income taxes	(3,995)	(4,105)	4,457	(1,308)	(4,951)
Income taxes	(926)	(2,545)	1,589	-	(1,882)

Net income (loss)	$ (3,069)	$ (1,560)	$ 2,868	$ (1,308)	$ (3,069)

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Three Months Ended June 30, 2005
Operating revenues	$ -	$ (1,863)	$ 13,631	$ -	$ 11,768
Operating expenses	-	2,943	6,457	-	9,400

Operating income	-	(4,806)	7,174	-	2,368
Other income (expense)	-	2,054	(19)	(4,873)	(2,838)

Income (loss) before income taxes	-	(2,752)	7,155	(4,873)	(470)
Income taxes	-	(2,461)	2,282	-	(179)

Net income (loss)	$ -	$ (291)	$ 4,873	$ (4,873)	$ (291)

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Six Months Ended June 30, 2006
Operating revenues	$ -	$ 886	$ 31,551	$ -	$ 32,437
Operating expenses	2,451	2,985	18,215	-	23,651

Operating income (loss)	(2,451)	(2,099)	13,336	-	8,786
Other income (expense)	1,270	1,864	(4,345)	(7,987)	(9,198)

Income (loss) from continuing operations before income taxes	(1,181)	(235)	8,991	(7,987)	(412)
Income taxes	(926)	(1,489)	2,258	-	(157)

Net income (loss)	$ (255)	$ 1,254	$ 6,733	$ (7,987)	$ (255)

Cash flows provided by operating activities	$ 1,118	$ 1,547	$ 13,544	$ -	$ 16,209
Cash flows provided by (used in) investing activities	-	3,777	(11,354)	-	(7,577)
Cash flows provided by (used in) financing activities	1,717	(392)	2,916	-	4,241

Increase in cash and cash equivalents	2,835	4,932	5,106	-	12,873
Cash and cash equivalents at beginning of period	-	617	(547)	-	70

Cash and cash equivalents at end of period	$ 2,835	$ 5,549	$ 4,559	$ -	$ 12,943

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Six Months Ended June 30, 2005
Operating revenues	$ -	$ (538)	$ 27,073	$ -	$ 26,535
Operating expenses	-	5,721	13,236	-	18,957

Operating income (loss)	-	(6,259)	13,837	-	7,578
Other income (expense)	-	4,050	15	(9,667)	(5,602)

Income (loss) from continuing operations before income taxes	-	(2,209)	13,852	(9,667)	1,976
Income taxes	-	(3,435)	4,185	-	750

Net income (loss)	$ -	$ 1,226	$ 9,667	$ (9,667)	$ 1,226

Cash flows provided by (used in) operating activities	$ -	$ (1,820)	$ 10,896	$ -	$ 9,076
Cash flows provided by (used in) investing activities	-	(2,500)	(3,431)	-	(5,931)
Cash flows provided by (used in) financing activities	-	3,410	(6,018)	-	(2,608)

Increase (decrease) in cash and cash equivalents	-	(910)	1,447	-	537
Cash and cash equivalents at beginning of period	-	1,043	132	-	1,175

Cash and cash equivalents at end of period	$ -	$ 133	$ 1,579	$ -	$ 1,712

Due to intercompany allocations among the RAM Energy, Inc. and its subsidiaries, the above condensed consolidating information is not intended to present the subsidiaries of RAM Energy, Inc. on a stand-alone basis.

D -	COMMITMENTS AND CONTINGENCIES

In April 2002, a lawsuit was filed in the District Court for Woods County, Oklahoma against RAM Energy, Inc., certain of its subsidiaries and various other individuals and unrelated companies, by a lessor of certain oil and gas leases from which production was sold to a gathering system owned and operated by Magic Circle Energy Corporation (Magic Circle) or its wholly-owned subsidiary, Carmen Field Limited Partnership (CFLP). The lawsuit covers the period from 1977 to a current date. In 1998, both Magic Circle and CFLP became wholly-owned subsidiaries of RAM Energy, Inc. The lawsuit was filed as a class action on behalf of all royalty owners under leases owned by any of the defendants during the period Magic Circle or CFLP owned and operated the gathering system. The petition claims that additional royalties are due because Magic Circle and CFLP resold oil and gas purchased at the wellhead for an amount in excess of the price upon which royalty payments were based and paid no royalties on natural gas liquids extracted from the gas at plants downstream of the system. Other allegations include under-measurement of oil and gas at the wellhead by Magic Circle and CFLP, failure to pay royalties on take or pay settlement proceeds and failure to properly report deductions for post-production costs in accordance with Oklahoma’s check stub law.

RAM Energy, Inc. and other defendants have filed answers in the lawsuit denying all material allegations set out in the petition. The Company believes that fair and proper accounting was made to the royalty owners for production from the subject leases and intends to vigorously defend the lawsuit. Management is unable to estimate a range of potential loss, if any, related to this lawsuit, and accordingly no amounts have been recorded in the consolidated financial statements. In the event the court should find RAM Energy, Inc. and its related defendants liable for damages in the lawsuit, a former joint venture partner is contractually obligated to pay a portion of any damages assessed against the defendant lessees up to a maximum contribution of approximately $2.8 million.

The Company is also involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

E -	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005

	(in thousands)

11.5% Senior Notes due 2008, net of discount	$ 28,330	$ 28,309
Term and Revolving Credit Facility	103,000	83,897
Installment loan agreements	483	640

	131,813	112,846
Less amount due within one year	320	560

	$ 131,493	$ 112,286

1.	Senior Notes

In February 1998, RAM Energy, Inc. issued $115.0 million principal amount of its of its senior, unsecured 11.5% senior notes due 2008 of which $28.4 million remained outstanding at June 30, 2006 and December 31, 2005. The senior notes are redeemable at the option of RAM Energy, Inc. in whole or in part, at any time prior to their scheduled maturity in 2008 at prices ranging from 111.5% to 103.8% of face principal amount. RAM Energy Resources, Inc. is not a party to, or a guarantor of obligations under, the senior notes issued by RAM Energy, Inc.

At June 30, 2006 and December 31, 2005, the unamortized original issue discount associated with the senior notes totaled $66,000 and $87,000, respectively.

2.	Revolving Credit Facility

On April 5, 2006, RAM Energy, Inc. obtained a $300.0 million senior secured credit facility, consisting of a $150.0 million, five-year term loan facility and a $150.0 million four-year revolving credit facility. RAM Energy Resources, Inc. is not a party to or a guarantor of obligations under this credit facility.

At closing, $50.0 million of the revolving credit facility was immediately available, and $90.0 million of the term loan was advanced. The remainder of the term loan facility will be available, subject to approval of the lenders, for certain future needs, including acquisitions. The revolving credit facility will mature in April, 2010, during which time amounts may be borrowed and repaid as often as needed, subject to a borrowing base limitation that is re-determined semi-annually, based on oil and gas reserves. The term loan facility will mature in April, 2011, with permitted prepayments after the first year, subject to a prepayment premium in the second and third years of the term. Advances under the revolving credit facility will bear interest at LIBOR plus 2% per annum, while amounts outstanding under the term loan will bear interest at LIBOR plus 5.5% to 6.0% per annum. Obligations under the credit facility are secured by a first lien on substantially all of the assets of RAM Energy, Inc. and its subsidiaries. The initial advance under the credit facility was used to refinance the previous credit facility, and to fund the pre-merger redemption payment permitted by the merger agreement. Subsequent advances may be used to:

•	repurchase all of RAM Energy, Inc.’s outstanding 11.5% senior notes ($28.4 million principal amount); and
•	for general working capital purposes.

The credit facility contains financial covenants requiring RAM Energy, Inc. to maintain certain ratios, including a current ratio, a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense, a ratio of total indebtedness to EBITDA, and a ratio of asset value to total indebtedness. In addition, the credit facility contains other affirmative and negative covenants customary in lending transactions of this nature, including the maintenance by RAM Energy, Inc. of hedging contracts for a minimum and maximum amount of projected oil and natural gas production from its properties. The Company was in compliance with all covenants as of June 30, 2006.

F -	CAPITAL STOCK

RAM Energy, Inc. declared and paid cash dividends of $0 and $219.974 per share for the three and six months ended June 30, 2006, respectively. RAM Energy, Inc. paid cash dividends of $220.0220 and $396.0396 per share for the three and six months ended June 30, 2005, respectively.

On April 6, 2006, RAM Energy, Inc. redeemed a portion of the outstanding shares of its common stock for an aggregate redemption price of $10.0 million.

On May 8, 2006, the Company acquired RAM Energy, Inc. by merger in exchange for an issuance of 25,600,000 shares of common stock and $30.0 million in cash. RAM Energy, Inc. is now a wholly-owned subsidiary of the Company. As a result of the merger, RAM Energy, Inc. was recapitalized so that the historical basis of its assets and liabilities remain intact. The only operations of the parent company included in the results of operations for the second quarter of 2006 are those that occurred subsequent to the date of the merger.

On May 8, 2006, the shareholders of the Company approved the Company’s 2006 Long-Term Incentive Plan, effective upon the consummation of the Company’s acquisition by merger of RAM Energy, Inc. The Company reserved a maximum of 2,400,000 shares of its common stock for issuance under the plan.

On May 8, 2006, 330,000 shares of common stock were awarded to certain officers and directors of the Company under the Company’s long-term incentive plan. The value of the shares was recorded at $6.72 per share, the closing market price of the Company’s common stock as of that date (see note J). At the request of the grantees, on June 8, 2006, the Company repurchased 98,100 of these shares at $6.04 per share, the closing market price of the Company’s common stock as of that date, to satisfy the grantees’ federal and state income tax withholding requirements, as permitted by the plan. The repurchased shares are held by the Company as treasury shares.

G -	DEFERRED COMPENSATION

On April 21, 2004 RAM Energy, Inc. adopted a Deferred Bonus Compensation Plan for senior management employees of the Company. The plan provides additional compensation for significant business transactions with a portion of each bonus to be deferred to encourage retention of key employees. Determination of significant business transactions and terms of awards is made by a committee comprised of the directors of RAM Energy, Inc.

During 2004 and 2005 three members of senior management were granted awards under the bonus plan. Each award provides for a total cash compensation of $75,000 per year and vests ratably on each anniversary date for three years beginning on July 1, 2004. Receipt of the award is contingent on the members being employed on the respective anniversary date. Should there be a change of control or involuntary termination, as defined in the award contract, each member will become fully vested in his award. Compensation expense is recorded on a straight-line basis. No awards were granted for the six months ended June 30, 2006.

H -	FINANCIAL CONDITION AND MANAGEMENT PLANS

As shown in the condensed consolidated financial statements, for the three and six months ended June 30, 2006, the Company reported net losses of approximately $3.1 million and $255,000 as compared to net loss of approximately $291,000 for the three months ended June 30, 2005 and net income of approximately $1.2 million for the six months ended June 30, 2005. The condensed consolidated financial statements also show an accumulated deficit of approximately $31.7 million at June 30, 2006.

Management believes that borrowings currently available to RAM Energy, Inc. under it’s credit facility, together with the remaining balance of unrestricted cash and cash flows from operations will be sufficient to satisfy the Company’s currently expected capital expenditures, working capital and debt service obligations for the foreseeable future. The actual amount and timing of future capital requirements may differ materially from estimates as a result of, among other things, changes in product pricing and regulatory requirements, and technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of oil and natural gas properties or equity or debt securities. Management cannot provide any assurance that any such financing will be available on acceptable terms or at all.

I -	RELATED PARTY TRANSACTIONS

RAM Energy, Inc., while a private company, paid rent expense of approximately $0 and $29,000 relating to a condominium for one of its shareholders for the six months ended June 30, 2006 and 2005, respectively.

For the six months ended June 30, 2006 and 2005, approximately $57,000 and $225,000, respectively, of expenses for the shareholders of RAM Energy, Inc., while a private company, are included in general and administrative expenses in the consolidated statements of operations, some of which may be personal in nature.

No such expenses have been incurred by the Company since the date of the merger.

J -	SHARE-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted the provisions of SFAS No. 123R, as required, effective January 1, 2006.

On May 8, 2006, certain officers and directors of the Company were awarded an aggregate 330,000 shares of common stock under the Company’s long-term incentive plan, which shares became fully vested at June 8, 2006. Accordingly, share-based compensation expense in the amount of $2,218,000 was recognized in the second quarter of 2006, representing the fair market value of the shares awarded as of May 8, 2006.

ITEM 2 – MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

BUSINESS OF RAM

General

We are an independent oil and gas company engaged in the acquisition, development, exploitation, exploration and production of oil and natural gas properties, primarily in Texas, Louisiana, Oklahoma, and New Mexico. We have been active in these core areas since 1987. Our management team has extensive technical and operating expertise in all areas of its geographic focus. Since 1987, we have managed and developed oil and gas properties while seeking acquisition opportunities.

Principal Properties

We own properties located in Texas, Louisiana, Oklahoma, Mississippi, New Mexico, Wyoming and Arkansas, together with a small interest in an undeveloped acreage block located offshore California. However, our principal fields/areas are as follows:

•	Electra/Burkburnett Area, Wichita and Wilbarger Counties, Texas
•	Boonsville Area, Jack and Wise Counties, Texas
•	Egan Field, Acadia Parish, Louisiana
•	Barnett Shale, Jack and Wise Counties, Texas
•	Vinegarone Field, Val Verde County, Texas

Second Quarter Drilling Activity

During the three months ended June 30, 2006:

•

We participated in the drilling of 22 gross (21.74 net) development wells and one gross (0.36 net) exploratory well. All of the development wells and the one exploratory well are capable of commercial production.

•	Our capital expenditures totaled $5.3 million, of which approximately $4.3 million was allocated to lower risk development activities, and $1.0 million was allocated to exploration activities.

•

We drilled 21 net wells in the Electra/Burkburnett area, of which 16 were completed as producing wells and five of which were in various stages of completion at the end of the second quarter. We own a 100% working interest in and operate all 21 of the wells.

•

We drilled the Sealy #B-6 well in the Boonsville area. This well was completed subsequent to the end of the quarter. We plan to spud a well at a second proved undeveloped location in the Boonsville area during the third quarter. We own a 74 percent working interest in and operate these wells.

•

In our Barnett Shale acreage in Jack and Wise Counties, Texas, we participated in the drilling of the Etta Burress #1H well, which at June 30, 2006 was being completed and at August 7, 2006 was flow testing. We own a 36 percent working interest in this well. We continue to acquire and interpret additional seismic data covering a portion of our Barnett Shale acreage. As a result, we currently own 27 square miles of 3-D seismic data and are in the process of acquiring an additional 8 square miles of 3-D seismic data covering our 27,700 gross (6,800 net) acres in the Barnett Shale. The seismic data is being used to target additional drilling locations. At June 30, 2006 we owned an interest in nine Barnett Shale producing wells, two of which we operate, six of which are operated by Devon Energy, as successor to Chief Oil & Gas, Inc. and one of which is operated by EOG Resources, Inc.

•

In the Vinegarone Field in south Texas, the Coe 27-2 well commenced on July 2, 2006. This is the first of three successive wells to be drilled in this field. We own a 25 percent working interest in the Vinegarone Field and plan to participate in all three of the proposed wells. We will not be the operator of any of these wells.

Second Quarter Producing Activities

During the three months ended June 30, 2006:

•

The aggregate net production attributable to our interest in our Electra/Burkburnett properties was 163,800 Bbls of oil and 10,528 Bbls of NGLs, or 174,328 Boe, and the average daily production from these properties for the period was 1,800 Bbls of oil and 115 Bbls of NGLs, or 1,915 Boe per day.

•

The aggregate net production attributable to our interest in our Boonsville shallow gas properties (above the Marble Falls) was 4,209 Bbls of oil, 114 MMcf of natural gas and 23,272 Bbls of NGLs, or 46,674 Boe, and the average daily production from these properties was 46 Bbls of oil, 1,252 Mcf of natural gas and 256 Bbls of NGLs, or 513 Boe per day.

•

The aggregate net production attributable to our interest in our Egan Field properties was 4,889 Bbls of oil and 100 MMcf of natural gas, or 21,476 Boe, and the average daily production from these properties was 236 Boe per day.

•

The aggregate net production attributable to our interest in our currently producing Barnett Shale wells was 1,045 Bbls of oil and 102 MMcf of natural gas and the average daily production from these properties was 11 Bbls of oil and 1,120 Mcf of natural gas, or 198 Boe per day.

•

The aggregate net production attributable to our interest in our Vinegarone Field properties was 81 MMcf of natural gas, and the average daily production from these properties was 892 Mcf of natural gas, or 149 Boe per day.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our oil and natural gas production, and prices and costs attributable to all oil and natural gas properties owned by us, for the three months ended June 30, 2006. Average realized prices reflect the actual realized prices received by us, before and after giving effect to the results of our derivative contract settlements. Our derivative activities are financial, and our production of oil, natural gas and NGLs, and the average realized prices we receive from our production, are not affected by our derivative arrangements.

Production volumes:
Oil (MBbls)	202
NGL (MBbls)	32
Natural gas (MMcf)	566
Total (Mboe)	329
Average sale prices received:
Oil (per Bbl)	$67.35
NGL (per Bbl)	$38.21
Natural gas (per Mcf)	$5.54
Total per Boe	$54.70
Effect of settlement of derivative contracts:
Oil (per Bbl)	($7.49)
NGL (per Bbl)	$0.00
Natural gas (per Mcf)	$0.01
Average prices computed after effect
of settlement of derivative contracts:
Oil (per Bbl)	$59.86
NGL (per Bbl)	$38.21
Natural gas (per Mcf)	$5.55

Expenses (per Boe):
Oil and natural gas production taxes	$2.66
Oil and natural gas production expenses	$14.02
Amortization of full-cost pool	$9.60
General and administrative	$6.35

Acquisition, Development and Exploration Capital Expenditures

The following table presents information regarding our net costs incurred in our acquisitions of proved and unproved properties, and our development and exploration activities during the three months ended June 30, 2006 (in thousands):

Development costs	$4,345
Exploration costs	530
Proved property acquisition costs	-
Unproved property acquisition costs	463
Total costs incurred	$5,338

Producing Wells

The following table sets forth the number of productive wells in which we owned an interest as of June 30, 2006. Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline connections or connection to production facilities. Wells that we complete in more than one producing horizon are counted as one well. A net well represents the fractional working interest we own in a gross well.

	Gross	Net

Oil	1,983	1,324.46
Natural gas	235	100.18

Total	2,218	1,424.64

Acreage

The following table sets forth our developed and undeveloped gross and net leasehold acreage as of June 30, 2006. Net acres represent the sum of fractional interests we own in the gross acres.

	Gross	Net

Developed	100,154	36,286
Undeveloped	114,163	17,633

Total	214,317	53,919

Oil and Natural Gas Marketing and Derivative Status

During the quarter ended June 30, 2006, Shell Trading-US accounted for $11.4 million, or approximately 63% and Targa Midstream Services accounted for $2.2 million, or approximately 12% of our oil and natural gas sales revenue.

Our derivative positions at June 30, 2006 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)

	Floors		Ceilings		Floors		Ceilings

	per day	Price	per day	Price	per day	Price	per day	Price
Collars
2006	1,500	$43.33	1,500	$65.80	5,000	$6.33	5,000	$9.31
2007	1,500	$52.67	1,500	$73.24	4,247	$7.43	4,247	$11.62
2008	1,000	$53.34	1,000	$86.37	4,000	$7.16	4,000	$13.25

Bare Floors
2006	250	$40.00

	Secondary Floors				Secondary Floors

	per day	Price			per day	Price
2006	-	-			5,000	$9.50
2007	-	-			4,000	$12.00

Natural gas secondary floors for 2006 are for July thru October and for 2007 are for April through October. Natural gas floors/ceilings and oil floors/ceilings for 2008 are for January through September.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect our reported assets, liabilities and contingencies as of the date of the financial statements and our reported revenues and expenses during the related reporting period. Our actual results could differ from those estimates.

We use the full cost method of accounting for our investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a “full cost pool” as incurred, and costs included in the pool are amortized and charged to operations using the future recoverable units of production method based on the ratio of current production to total proved reserves, computed based on current prices and costs. Significant downward revisions of quantity estimates or declines in oil and natural gas prices that are not offset by other factors could result in a write-down for impairment of the carrying value of our oil and natural gas properties. Once incurred, a write-down of oil and gas properties is not reversible at a later date, even if quantity estimates or oil or natural gas prices subsequently increase.

Under Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes,” deferred income taxes are recognized at each year end for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. We routinely assess the realizability of our deferred tax assets. We consider future taxable income in making such assessments. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance. However, despite our attempt to make an accurate estimate, the ultimate utilization of our deferred tax assets is highly dependent upon our actual production and the realization of taxable income in future periods.

Results of Operations

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Revenues and Other Operating Income. Our revenues and other operating income increased by $2.2 million, or 19%, for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005. The following table summarizes our oil and natural gas production volumes, average sales prices and period to period comparisons, including the effect on our oil and natural gas sales, for the periods indicated:

Three months ended
June 30,		Increase

2005	2006	(Decrease)

Oil and natural gas sales (in thousands):	$15,347	$17,973	17.1%
Production volumes:
Oil (MBbls)	190	202	6.4%
NGL (MBbls)	42	32	(23.2)%
Natural gas (MMcf)	652	566	(13.1)%
Total Mboe	340	329	(3.5)%
Average sale prices:
Oil (per Bbl)	$50.95	$67.35	32.2%
NGL (per Bbl)	$36.49	$38.21	4.7%
Natural gas (per Mcf)	$6.36	$5.54	(12.8)%
Per Boe	$45.08	$54.70	21.3%

Oil and Natural Gas Sales. Our oil and natural gas revenues increased by $2.6 million for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005, due primarily to a 21% increase in product prices.

Before giving effect to an outstanding reversionary interest in our Boonsville shallow gas area, our daily average production in the second quarter of 2006 would have been 3,804 Boe per day for the quarter ended June 30, 2006 versus 3,741 Boe per day for the quarter ended June 30, 2005, an increase of 2%. The outstanding reversionary interest, which vested in September 2005, impacted daily second quarter 2006 production by 5%, resulting in actual second quarter average daily production being 3,611 Boe per day versus 3,741 Boe per day for the quarter ended June 30, 2005.

For the quarter ended June 30, 2006, our oil production increased by 6%, NGL production decreased 23%, and natural gas production decreased 13%, compared to the quarter ended June 30, 2005. Our average realized sales price for oil was $67.35 per barrel for the quarter ended June 30, 2006, an increase of 32% compared to $50.95 per barrel for the quarter ended June 30, 2005. Our average realized NGL price for the quarter ended June 30, 2006 was $38.21 per barrel, a 5% increase compared to $36.49 per barrel for the quarter ended June 30, 2005. Our average realized natural gas price was $5.54 per Mcf for the quarter ended June 30, 2006, a decrease of 13% compared to $6.36 per Mcf for the quarter ended June 30, 2005.

Other Revenues. Other revenues for the quarter ended June 30, 2006 decreased $35,000, or 16%, compared to the quarter ended June 30, 2005.

Realized and Unrealized Gain (Loss) from Derivatives. For the quarter ended June 30, 2006, our loss from derivatives was $4.2 million, compared to a loss of $3.8 million for the quarter ended June 30, 2005. Our gains and losses during these periods were the net result of recording unrealized mark-to-market values of RAM Energy, Inc.’s derivative contracts, the premium costs paid for various derivative contracts, and actual contract settlements.

	Three months ended June 30,

	2005	2006

Contract settlements	($51)	($1,724)
Premium costs	(417)	(319)

Realized (losses)	(468)	(2,043)
Mark-to-market(losses)	(3,326)	(2,135)

Realized and unrealized (losses)	($3,794)	($4,178)

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes for the quarter ended June 30, 2006, were $874,000, an increase of $97,000, or 12%, from the $777,000 incurred for the quarter ended June 30, 2005. Production taxes are based on realized prices at the wellhead. As revenues from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 4.9% for the quarter ended June 30, 2006, compared to 5.1% for the quarter ended June 30, 2005.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $4.6 million for the quarter ended June 30, 2006, an increase of $769,000, or 20%, from the $3.8 million for the quarter ended June 30, 2005. The increase was primarily due to increased utility costs and higher maintenance costs due to additional producing wells. For the quarter ended June 30, 2006, our oil and natural gas production expense was $14.02 per Boe compared to $11.28 per Boe for the quarter ended

June 30, 2005, an increase of 24%. As a percentage of oil and natural gas sales, oil and natural gas production expense was substantially unchanged for the quarter ended June 30, 2005, compared to the quarter ended June 30, 2006.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $454,000, or 16%, for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005. The increase was a result of higher capitalized costs due to increased drilling, and higher amortization rates. On an equivalent basis, our amortization of the full-cost pool of $3.2 million was $9.60 per Boe for the quarter ended June 30, 2006, an increase per Boe of 20% compared to $2.7 million, or $8.00 per Boe for the quarter ended June 30, 2005.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $132,000 for the quarter ended June 30, 2006, compared to $68,000 for the quarter ended June 30, 2005.

Share-Based Compensation. Concurrent with our acquisition of RAM Energy, Inc. on May 8, 2006, our Board of Directors awarded grants of an aggregate 330,000 shares of our common stock to certain of our senior officers and directors under our 2006 Long-Term Incentive Plan.. For the quarter ended June 30, 2006, our share-based compensation was $2.2 million, calculated at a closing price on May 8, 2006, the day the shares were granted, of $6.72 per share.

General and Administrative Expense. For the quarter ended June 30, 2006, our general and administrative expense was $2.1million, compared to $1.9 million for the quarter ended June 30, 2005, an increase of $228,000, or 12%. The increase was caused by higher legal fees, costs of public reporting, and accounting,

Interest Expense. Our interest expense increased by $2.9 million, to $5.8 million for the quarter ended June 30, 2006, compared to $2.9 million incurred for the quarter ended June 30, 2005. During the second quarter we wrote off $1.1 million of unamortized costs associated with our previous credit facility. The remaining interest expense of $4.7 million represents an increase of $1.9 million, or 66%, over the $2.9 million reported for the three months ended June 30, 2005. This increase was due to higher interest rates and higher outstanding indebtedness during the 2006 period.

Income Taxes. For the quarter ended June 30, 2006, we recorded an income tax benefit of $1.9 million, on a pre-tax loss of $5.0 million. For the quarter ended June 30, 2005, our income tax benefit was $179,000, on a pre-tax loss of $470,000. The effective tax rate for both quarters was 38%.

Net Loss. Our net loss was $3.1 million for the quarter ended June 30, 2006, compared to a net loss of $291,000 for the quarter ended June 30, 2005. The increase in our net loss for the second quarter of 2006 resulted from increases in oil and natural gas prices, a non-cash charge to share-based compensation and non-cash unrealized losses from derivatives.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues and Other Operating Income. Our revenues and other operating income increased by $5.9 million, or 22%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The following table summarizes our oil and natural gas production volumes, average sales prices and period to period comparisons, including the effect on our oil and natural gas sales, for the periods indicated:

	Six months ended
	June 30,		Increase

	2005	2006	(Decrease)

Oil and natural gas sales (in thousands):	$30,165	$34,783	15.3%
Production volumes:
Oil (MBbls)	396	389	(1.7)%
NGL (MBbls)	91	63	(30.3)%
Natural gas (MMcf)	1,236	1,167	(5.6)%
Total Mboe	692	647	(6.6)%
Average sale prices:
Oil (per Bbl)	$49.63	$64.32	29.6%
NGL (per Bbl)	$33.60	$38.61	14.9%
Natural gas (per Mcf)	$6.06	$6.27	3.6%
Per Boe	$43.58	$53.79	23.4%

Oil and Natural Gas Sales. Our oil and natural gas revenues increased by $4.6 million for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, due primarily to a 23% increase in product prices.

Before giving effect to an outstanding reversionary interest in our Boonsville shallow gas area, our daily average production in the first six months of 2006 would have been 3,792 Boe per day for the six months ended June 30, 2006 versus 3,824 Boe per day for the six months ended June 30, 2005, a decrease of 1%. The outstanding reversionary interest, which vested in September 2005, impacted daily first half 2006 production by 6%, resulting in actual first half average daily production being 3,573 Boe per day versus 3,824 Boe per day for the six months ended June 30, 2005.

For the six months ended June 30, 2006, our oil production decreased by 2%, NGL production decreased 30%, and natural gas production decreased 6%, compared to the six months ended June 30, 2005. Our average realized sales price for oil was $64.32 per barrel for the six months ended June 30, 2006, an increase of 30% compared to $49.63 per barrel for the six months ended June 30, 2005. Our average realized NGL price for the six months ended June 30, 2006 was $38.61 per barrel, a 15% increase compared to $33.60 per barrel for the six months ended June 30, 2005. Our average realized natural gas price was $6.27 per Mcf for the six months ended June 30, 2006, an increase of 4% compared to $6.06 per Mcf for the six months ended June 30, 2005.

Other Revenues. Other revenues for the six months ended June 30, 2006 decreased $161,000, or 28%, compared to the six months ended June 30, 2005 other revenues and operating income of $585,000.

Realized and Unrealized Gain (Loss) from Derivatives. For the six months ended June 30, 2006, our loss from derivatives was $2.8 million, compared to a loss of $4.2 million for the six months ended June 30, 2005. Our gains and losses during these periods were the net result of recording unrealized mark-to-market values of RAM Energy, Inc.’s derivative contracts, the premium costs paid for various derivative contracts, and actual contract settlements.

	Six months ended June 30,

	2005	2006

Contract settlements	($138)	($2,866)
Premium costs	(829)	(748)

Realized (losses)	(967)	(3,614)
Mark-to-market gains (losses)	(3,249)	844

Realized and unrealized (losses)	($4,216)	($2,770)

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes for the six months ended June 30, 2006, were $1.7 million, an increase of $143,000, or 9%, from the $1.5 million incurred for the six months ended June 30, 2005. Production taxes are based on realized prices at the wellhead. As revenues from oil and natural gas sales increase or decrease, production taxes on these sales increase or decrease also. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 4.8% for the six months ended June 30, 2006, compared to 5.1% for the six months ended June 30, 2005.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $8.9 million for the six months ended June 30, 2006, an increase of $1.4 million, or 18%, from the $7.5 million for the six months ended June 30, 2005. The increase was primarily due to increased utility costs and higher maintenance costs due to additional producing wells. For the six months ended June 30, 2006, our oil and natural gas production expense was $13.78 per Boe compared to $10.89 per Boe for the six months ended June 30, 2005, an increase of 27%. As a percentage of oil and natural gas sales, oil and natural gas production expense decreased to 19% for the six months ended June 30, 2006 compared to 25% for the six months ended June 30, 2005.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $708,000, or 12%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The increase was a result of higher capitalized costs due to increased drilling, and higher amortization rates. On an equivalent basis, our amortization of the full-cost pool of $6.2 million was $9.55 per Boe for the six months ended June 30, 2006, an increase per Boe of 18% compared to $5.6 million, or $8.11 per Boe for the six months ended June 30, 2005.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $265,000 for the six months ended June 30, 2006, compared to $146,000 for the six months ended June 30, 2005.

Share-Based Compensation. Concurrent our acquisition of RAM Energy, Inc. on May 8, 2006, our Board of Directors awarded grants of an aggregate 330,000 shares of our common stock to certain of our senior officers and directors under our 2006 Long-Term Incentive Plan.. For the six months ended June 30, 2006, our share-based compensation was $2.2 million, calculated at a closing price on May 8, 2006, the day the shares were granted, of $6.72 per share.

General and Administrative Expense. For the six months ended June 30, 2006, our general and administrative expense was $4.0 million, compared to $3.9 million for the six months ended June 30, 2005, an increase of $129,000, or 3%. The increase was caused by higher legal fees, costs of public reporting, and accounting,

Interest Expense. Our interest expense increased by $3.7 million to $9.3 million for the six months ended June 30, 2006, compared to the $5.6 million incurred for the six months ended June 30, 2005. During the second quarter we wrote off $1.1 million of unamortized costs associated with our previous credit facility. The remaining interest expense of $8.2 million represents an increase of $2.6 million, or 47%, over the $5.6 million reported for the six months ended June 30, 2005. This increase was due to higher interest rates and higher outstanding indebtedness during the 2006 period.

Income Taxes. For the six months ended June 30, 2006, we recorded an income tax benefit of $157,000 on a pre-tax loss of $412,000. For the six months ended June 30, 2005, income tax expense was $750,000, on pre-tax income of $2.0 million. The effective tax rate for both six month periods was 38%.

Net Income(Loss). Our net loss was $255,000 for the six months ended June 30, 2006, compared to net income of $1.2 million for the six months ended June 30, 2005. The loss for the first half of 2006 results primarily from increases in oil and natural gas prices, a non-cash charge to share-based compensation and realized and unrealized losses on derivatives.

Liquidity and Capital Resources

As of June 30, 2006, we had cash and cash equivalents of $12.9 million and $37.0 million was available under our revolving credit facility. At that date, we had $131.8 million of indebtedness outstanding, including $103 million under our credit facility, $28.4 million principal amount ($28.3 million, excluding the original issue discount) of indebtedness evidenced by RAM Energy, Inc.’s 11½% senior notes due 2008, and $0.5 million in other indebtedness.

Credit Facility. On April 5, 2006, RAM Energy, Inc. entered into a Third Amended and Restated Loan Agreement with Guggenheim Corporate Funding, LLC, for itself and as Agent for a group of lenders. This new facility, which we refer to as the Guggenheim facility, amended, restated and replaced a prior credit facility known as the Foothill facility. Currently, RAM Energy Resources, Inc. is not a party to, or a guarantor of obligations under, the Guggenheim facility. As part of the transaction creating the Guggenheim facility, Foothill assigned the notes and liens under the Foothill facility to the Agent for the lenders under the Guggenheim facility. The Guggenheim facility includes a $150.0 million revolving credit facility of which $50.0 million was immediately available, and a $150.0 million term loan facility of which $90.0 million was advanced at closing. The remainder of the term loan facility may become available, subject to approval of each lender desiring to fund its proportionate share of the additional term loan advance, for certain of the future needs of RAM Energy, Inc., including acquisitions. The Guggenheim revolving credit facility is scheduled to mature in four years, during which time amounts may be borrowed, repaid and re-borrowed, subject to a borrowing base limitation to be determined by the lenders. The term loan facility is scheduled to mature in five years, with permitted prepayments after the first year, subject to a prepayment premium in the second and third years of the term. Advances under the revolving credit facility bear interest at LIBOR plus 2% per annum, while amounts outstanding under the term loan bear interest at LIBOR plus 5.5% to 6.0% per annum. Obligations under the Guggenheim facility are secured by liens on substantially all of the assets of RAM Energy, Inc. and its subsidiaries. The initial advance under the Guggenheim facility was used to refinance the Foothill facility, to pay expenses associated with establishing the Guggenheim facility, and to fund a $10.0 million redemption payment. Subsequent advances may be used to:

•	repurchase all of RAM Energy, Inc.’s outstanding 11.5% senior notes due 2008 ($28.4 million principal amount); and

•	for general working capital purposes.

The Guggenheim facility contains financial covenants requiring RAM Energy, Inc. to maintain certain ratios, including a current ratio, a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense, a ratio of total indebtedness to EBITDA, and a ratio of asset value to total indebtedness. In addition, the Guggenheim facility contains other affirmative and negative covenants customary in lending transactions of this nature, including the maintenance by RAM Energy, Inc. of hedging contracts on not less than 50% nor more than 85% of RAM Energy, Inc.’s projected oil and natural gas production from its properties on a rolling 24-month period; provided that the hedging requirements will be waived for any quarter in which RAM Energy Inc.’s leverage ratio is less than 2.0 to 1.0.

Senior Notes. On February 24, 1998, RAM Energy, Inc. issued $115.0 million principal amount of its 11½% senior notes which mature February 15, 2008. Currently, RAM Energy Resources, Inc. is not a party to, or a guarantor of, the senior notes or of any obligations under the indenture covering the senior notes. At June 30, 2006, RAM Energy, Inc. had outstanding $28.4 million aggregate principal amount of its senior notes. The notes bear interest at an annual rate of 11½%, payable semi-annually on each February 15 and August 15. Pursuant to a Second Supplemental Indenture executed in November 2002, substantially all of the restrictive covenants and certain events of default contained in the original indenture were eliminated.

Cash Flow From Operating Activities. Our cash flows from operating activities are comprised of three main items: net income (loss), adjustments to reconcile net income to cash provided (used) before changes in working capital, and changes in working capital. For the six months ended June 30, 2006, our net loss was $255,000, as compared with net income of $1.2 million for the six months ended June 30, 2005. Adjustments (primarily non-cash items such as depreciation and amortization, unrealized (gain) loss on derivatives, share-based compensation and deferred income taxes) were $10.4 million for the six months ended June 30, 2006 compared to $8.7 million for the first half of 2005, an increase of $1.6 million. Share-based compensation partially offset by an unrealized gain on derivatives caused most of this increase. Working capital changes for the six months ended June 30, 2006 were a positive $6.1 million compared with negative changes of $0.9 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, in total, net cash provided by operating activities was $16.2 million compared to $9.1 million of net cash provided by operations for the first half of the previous year.

Cash Flow From Investing Activities. For the six months ended June 30, 2006, net cash used in our investing activities was $7.2 million, consisting of $10.5 million in payments for oil and gas properties and equipment and $566,000 in payments for other property and equipment, offset by $3.5 million of sales proceeds from the sale of undeveloped acreage, and $0.4 million of net costs incurred in the acquisition of RAM Energy, Inc. The first half of 2006 reflected a 21% increase in cash used in investing activities compared to the first half of the previous year. For the six months ended June 30, 2005, net cash used in our investing activities was $5.9 million, consisting $7.4 million for oil and gas properties and $823,000 in payments for other property and equipment additions, offset by $2.3 million in proceeds from the sale of oil and gas properties.

Cash Flow From Financing Activities. For the six months ended June 30, 2006, net cash provided by our financing activities was $4.2 million, compared to net cash used of $2.6 million for the six months ended June 30, 2005. The cash provided in the first half of 2006 included an approximate $16.0 million net debt increase, partially offset by a stock redemption of $10.0 million and $500,000 in dividends.

Capital Commitments

During the six months ended June 30, 2006, we had capital expenditures of $10.5 million relating to our oil and gas operations, of which $8.7 million was allocated to drilling new development wells, and $1.8 million was for exploratory costs. We have budgeted an aggregate of $24.3 million for similar capital expenditures for the year 2006. However, the amount and timing of our capital expenditures may vary depending on the rate at which we expand and develop our oil and natural gas properties. We may require additional financing for future acquisitions and to refinance our debt before or at its final maturities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying amounts reported in our consolidated balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and variable rate long-term debt approximate their fair values. Based on management estimates, the fair value of the RAM Energy, Inc. senior notes exceeded their carrying value at June 30, 2006 by approximately $1.2 million.

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on our borrowings, other than the RAM Energy, Inc. senior notes. We have not used interest rate derivative instruments to manage our exposure to interest rate changes.

Commodity Price Risk

Our revenue, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell most of our oil and natural gas production under market price contracts.

To reduce exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow, we periodically utilize various derivative strategies to manage the price received for a portion of our future oil and natural gas production. We have not established derivatives in excess of our expected production.

Our derivative positions at June 30, 2006 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)

	Floors		Ceilings		Floors		Ceilings

	per day	Price	per day	Price	per day	Price	per day	Price
Collars
2006	1,500	$43.33	1,500	$65.80	5,000	$6.33	5,000	$9.31
2007	1,500	$52.67	1,500	$73.24	4,247	$7.43	4,247	$11.62
2008	1,000	$53.34	1,000	$86.37	4,000	$7.16	4,000	$13.25

Bare Floors
2006	250	$40.00

	Secondary Floors				Secondary Floors

	per day	Price			Per day	Price
2006	-	-			5,000	$ 9.50
2007	-	-			4,000	$12.00

Natural gas secondary floors for 2006 are for July through October and 2007 are for April through October. Natural gas floors/ceilings and oil floors/ceilings for 2008 are for January through September.

Part II – Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

The volatility of oil and natural gas prices due to factors beyond our control greatly affects our profitability.

Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and natural gas properties depend primarily upon the prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves, and may result in write-downs of the carrying values of our oil and natural gas properties as a result of our use of the full cost accounting method we use.

Wide fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond our control, including:

•	worldwide and domestic supplies of oil and natural gas; weather conditions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of drilling rigs and completion equipment;

•	the availability of pipeline capacity;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil-producing regions; and

•	the overall economic environment.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect on our financial condition, results of operations and reserves.

Our success depends on acquiring or finding additional reserves.

Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are produced, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. To increase reserves and production, we must commence exploratory drilling, undertake other replacement activities or utilize third parties to accomplish these activities. There can be no assurance, however, that we will have sufficient resources to undertake these actions, that our exploratory projects or other replacement activities will result in significant additional reserves or that we will have success drilling productive wells at low finding and development costs. Furthermore, although our revenues may increase if prevailing oil and natural gas prices increase significantly, our finding costs for additional reserves could also increase.

In accordance with customary industry practice, we rely on independent third party service providers to provide most of the services necessary to drill new wells, including drilling rigs and related equipment and services, horizontal drilling equipment and services, trucking services, tubular goods, fracing and completion services and production equipment. The oil and natural gas industry has experienced significant price increases for these services during the last year and this trend is expected to continue into the future. These cost increases could in the future significantly increase our development costs and decrease the return possible from drilling and development activities, and possibly render the development of certain proved undeveloped reserves uneconomical.

Estimates of oil and natural gas reserves are uncertain and may vary substantially from actual production.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of expenditures, including many factors beyond our control. Petroleum engineering is not an exact science. Information relating to our proved oil and natural gas reserves is based upon engineering estimates. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, future site restoration and abandonment costs, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Operating hazards and uninsured risks may result in substantial losses.

Our operations are subject to all of the hazards and operating risks inherent in drilling for and the production of oil and natural gas, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases. The occurrence of any of these events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks. There can be no assurance that any insurance will be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase. In addition, we may be liable for environmental damage caused by previous owners of properties purchased by us, which liabilities would not be covered by our insurance.

Our operations are subject to various governmental regulations that require compliance that can be burdensome and expensive.

Our oil and natural gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation include discharge from drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. These laws and regulations have continually imposed increasingly strict requirements for water and air pollution control and solid waste management, and compliance with these laws may cause delays in the additional drilling and development of our properties. Significant expenditures may be required to comply with governmental laws and regulations applicable to us. We believe the trend of more expansive and stricter environmental legislation and regulations will continue. While historically we have not experienced any material adverse effect from regulatory delays, there can be no assurance that such delays will not occur in the future.

Our method of accounting for investments in oil and natural gas properties may result in impairment of asset value, which could affect our stockholder equity and net profit or loss.

We use the full cost method of accounting for our investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a “full cost pool.” Capitalized costs in the pool are depleted and charged to operations using the units-of-production method based on the ratio of current production to total proved oil and natural gas reserves. To the extent that such capitalized costs, net of depletion and amortization, exceed the present value of our proved oil and natural gas reserves (using a 10% discount rate) at any reporting date, such excess costs are charged to operations. Once incurred, a write down of oil and natural gas properties is not reversible at a later date, even if the present value of our oil and natural gas reserves increases as a result of an increase in oil or natural gas prices.

Properties that we acquire may not produce as projected, and we may be unable to identify liabilities associated with the properties or obtain protection from sellers against them.

As part of our business strategy, we continually seek acquisitions of gas and oil properties. The most recent of these acquisitions, which closed in December 2004, was RAM Energy, Inc.’s purchase of WG Energy Holdings, Inc. The successful acquisition of oil and natural gas properties requires assessment of many factors, which are inherently inexact and may be inaccurate, including the following:

•	future oil and natural gas prices;
•	the amount of recoverable reserves;
•	future operating costs;
•	future development costs;
•	failure of titles to properties;
•	costs and timing of plugging and abandoning wells; and
•	potential environmental and other liabilities.

Our assessment will not necessarily reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies. With respect to properties on which there is current production, we may not inspect every well location, every potential well location, or pipeline in the course of its due diligence. Inspections may not reveal structural and environmental problems such as pipeline corrosion or groundwater contamination. We may not be able to obtain or recover on contractual indemnities from the seller for liabilities that it created. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

We have recently issued a substantial number of shares of our common stock . When these shares become available for sale the increased volume of our common stock available for sale in the open market and may cause a decline in the market price of our common stock

We recently issued 25,600,000 shares of our common stock in connection with our acquisition of RAM Energy, Inc. These shares were not registered under the Securities Act of 1933, and are restricted. All of such shares are subject to a lock-up agreement and cannot be sold publicly until the expiration of the restricted periods set out in the lock-up agreement (a maximum of one year after May 8, 2006) and under Rule 144 promulgated under the Securities Act of 1933. However, the holders of such shares have certain registration rights and will be able to sell their shares in the public market prior to such times if registration is effected. We also recently issued 330,000 shares of our common stock to certain of our directors and senior executive officers under our long-term incentive plan, which shares are subject to a currently effective registration statement. The presence of these additional shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We have issued and there are outstanding warrants to purchase an aggregate of 12,650,000 shares of our common stock, which warrants currently are exercisable at an exercise price of $5.00 per share. To the extent the warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Persons who beneficially own approximately 80.5% of our outstanding common stock are parties to a voting agreement. These persons have agreed to vote for each other’s designees to our board of directors through director elections in 2008. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction during the term of the voting agreement. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 8, 2006, at a special meeting, our shareholders approved the merger of our wholly owned-subsidiary with and into RAM Energy, Inc pursuant to an Agreement and Plan of Merger dated October 20, 2005, as amended. At the same meeting our shareholders also approved certain other matters. Reference is made to the disclosures contained in Item 4 of this report with respect to the matters approved by our shareholders at the special meeting held May 8, 2006.

On May 8, 2006, in connection with the consummation of our acquisition by merger of RAM Energy, Inc., as discussed in Item 4 of this report, we issued to the shareholders of RAM Energy, Inc. an aggregate of 25,600,000 shares of our common stock. The shares of the our common stock issued to the RAM Energy, Inc. shareholders were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption from the registration requirements of the Securities Act as provided in Section 4(2) of the Securities Act.

On May 8, 2006, our shareholders approved our 2006 Long-Term Incentive Plan and on the same date, our Board of Directors authorized the issuance of, and we issued, an aggregate of 330,000 shares of our common stock pursuant to the plan. Each of our three, non-employee directors received an award of 10,000 shares, and three of our executive officers each received an award of 100,000 shares. The directors receiving the stock awards were Sean P. Lane, Gerald R. Marshall and John M. Reardon. The executive officers receiving the stock awards were John M. Longmire, Senior Vice President and Chief Financial Officer, Larry G. Rampey, Senior Vice President and Drake N. Smiley, Senior Vice President. All shares of stock issued pursuant to these awards were restricted until June 8, 2006, at which date the shares became fully vested. We received no consideration for the issuance of the shares. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

On May 8, 2006, we held a special meeting of our shareholders for the purpose of considering and voting on the merger of our wholly-owned subsidiary with and into RAM Energy, Inc., pursuant to an Agreement and Plan of Merger dated October 20, 2005, as amended. In addition, at the same meeting, our shareholders considered and voted on the additional matters set forth below. At the meeting, we had outstanding 7,700,000 shares of our common stock entitled to vote on the merger and the other matters discussed below, and an aggregate of 4,270,169 shares were present and voted at the meeting.

Our shareholders approved the merger by a vote of 4,259,919 votes in favor of the merger and 10,250 votes against the merger.

Also at the May 8, 2006 shareholders’ meeting, our shareholders, (i) by a vote of 4,229,515 shares voting for, 10,000 shares voting against and 30,654 shares abstaining, adopted an amendment to the our Certificate of Incorporation to change our name from Tremisis Energy Acquisition Corporation to RAM Energy Resources, Inc., (ii) by a vote of 4,059,290 shares voting for, 180,225 shares voting against and 30,654 shares abstaining, approved an amendment to our Certificate of Incorporation increasing the number of authorized shares of our common stock from 30,000,000 to 100,000,000 shares, (iii) by a vote of 4,229,515 shares voting for, and 30,654 shares abstaining, approved an amendment to the our Certificate of Incorporation removing the preamble and Sections A through D, inclusive, of Article Sixth from the Certificate of Incorporation from and after the closing of the merger, and to re-designating Section E of Article Sixth as Article Sixth and (iv) by a vote of 4,032,740 shares voting for, 201,775 shares voting against and 35,654 shares abstaining, approved our 2006 Long-Term Incentive Plan, which reserves a maximum of 2,400,000 shares of common stock for issuance in accordance with the plan’s terms.

Upon consummation of the merger, we changed our name to RAM Energy Resources, Inc.

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]
3.2	Amended and Restated Bylaws of the Registrant.	(1) [3.2]
4.1	Specimen Unit Certificate.	(1) [4.1]
4.2	Specimen Common Stock Certificate.	(1) [4.2]
4.3	Specimen Warrant Certificate.	(1) [4.3]
4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(2) [4.5]
4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]
4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	**
4.6.2

Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.

**
4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	**
4.6.4

Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.

**
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]
10.3	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.3.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]
10.4	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]
10.4.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]
10.4.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]
10.5	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.12]
10.5.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.	(5) [Annex D]
10.6	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.11]
10.7	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]
10.8	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]
10.9	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]
10.10	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]
10.11	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]
10.12	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.13	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.	(5) [Annex C]
10.14

Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.

**
31.1	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Chairman, President and Chief Executive Officer	**
31.2	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Senior Vice President and Chief Financial Officer	**
32.1	Certifications pursuant to Section 1350 of the Chairman, President and Chief Executive Officer	**
32.2	Certifications pursuant to Section 1350 of the Senior Vice President and Chief Financial Officer	**
*	Management contract or compensatory plan or arrangement.

** Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.
(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 14, 2006	RAM ENERGY RESOURCES, INC.
By: /s/ Larry E. Lee Name: Larry E. Lee Title: Chairman, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated herein by reference
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated herein by reference
4.1	Specimen Unit Certificate.	Incorporated herein by reference
4.2	Specimen Common Stock Certificate.	Incorporated herein by reference
4.3	Specimen Warrant Certificate.	Incorporated herein by reference
4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	Incorporated herein by reference
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	Incorporated herein by reference
4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference
4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Filed herewith electronically

4.6.2

Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.

Filed herewith electronically
4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	Filed herewith electronically
4.6.4

Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.

Filed herewith electronically
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	Incorporated herein by reference
10.3	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	Incorporated herein by reference
10.3.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	Incorporated herein by reference
10.4	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference
10.4.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference
10.4.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.5	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	Incorporated herein by reference
10.5.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.	Incorporated herein by reference
10.6	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	Incorporated herein by reference
10.7	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	Incorporated herein by reference
10.8	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	Incorporated herein by reference
10.9	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	Incorporated herein by reference
10.10	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	Incorporated herein by reference
10.11	Agreement between RAM and Shell Trading-US dated February 1, 2006.	Incorporated herein by reference
10.12	Agreement between RAM and Targa dated January 30, 1998.	Incorporated herein by reference
10.13	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.	Incorporated herein by reference
10.14

Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.

Filed herewith electronically
31.1	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Chairman, President and Chief Executive Officer	Filed herewith electronically

31.2	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Senior Vice President and Chief Financial Officer	Filed herewith electronically
32.1	Certifications pursuant to Section 1350 of the Chairman, President and Chief Executive Officer	Filed herewith electronically
32.2	Certifications pursuant to Section 1350 of the Senior Vice President and Chief Financial Officer	Filed herewith electronically