Form 10-Q
period 2006-09-30
RAM ENERGY RESOURCES INC
filed 2006-11-13
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50682

RAM Energy Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	1311	20-0700684
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

5100 East Skelly Drive, Suite 650, Tulsa, OK 74135

(Address of principal executive offices)

(918) 663-2800

(Registrant's telephone number, including area code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

At November 13, 2006, 32,792,725 shares of the Registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Completion of Merger

On May 8, 2006, RAM Energy Resources, Inc. (formerly named Tremisis Energy Acquisition Corporation, or Tremisis), acquired RAM Energy, Inc. through the merger of a subsidiary of Tremisis into RAM Energy, Inc. The merger was accomplished pursuant to the terms of an Agreement and Plan of Merger dated October 20, 2005, as amended, which is referred to as the merger agreement, among Tremisis, its subsidiary, RAM Energy, Inc. and the stockholders of RAM Energy, Inc. Upon completion of the merger, RAM Energy, Inc. became a wholly-owned subsidiary of Tremisis and Tremisis changed its name to RAM Energy Resources, Inc.

Upon consummation of the merger, the stockholders of RAM Energy, Inc. received an aggregate of 25,600,000 shares of Tremisis common stock and $30.0 million of cash. Prior to consummation of the merger, and as permitted by the merger agreement, on April 6, 2006, RAM Energy, Inc. redeemed a portion of its outstanding stock for an aggregate consideration of $10.0 million.

The merger has been accounted for as a reverse acquisition. RAM Energy, Inc. has been treated as the acquiring company and continuing reporting entity for accounting purposes. Upon completion of the merger, the assets and liabilities of Tremisis were recorded at their fair value, which is considered to approximate historical cost, and added to those of RAM Energy, Inc. Because Tremisis had no active business operations prior to consummation of the merger, the merger has been accounted for as a recapitalization of RAM Energy, Inc.

Purchase of Stock

On September 22, 2006, through a wholly owned subsidiary, we purchased 739,175 shares of our outstanding common stock from Amaranth, LLC in a privately negotiated transaction. The purchase price was $4.295 per share and was funded from our cash on hand. The acquired shares will be held as treasury stock.

ITEM 1 – FINANCIAL STATEMENTS

(This space left blank intentionally)

RAM Energy Resources, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 7,592	$ 70
Accounts receivable:
Oil and natural gas sales	6,501	7,422
Joint interest operations, net of allowance of $185 ($31 at December 31, 2005)	234	566
Related party	-	142
Other, net of allowance of $39 ($13 at December 31, 2005)	296	175
Derivative assets	308	-
Prepaid expenses	391	756
Other current assets	36	484

Total current assets	15,358	9,615

PROPERTIES AND EQUIPMENT, AT COST:
Oil and natural gas properties and equipment, using full cost accounting	178,668	160,704
Other property and equipment	6,110	7,276

	184,778	167,980
Less accumulated amortization and depreciation	(45,351)	(36,848)

Total properties and equipment	139,427	131,132
OTHER ASSETS:
Deferred loan costs, net of accumulated amortization of $4,639 ($4,905 at December 31, 2005)	2,791	1,613
Other	581	916

Total assets	$ 158,157	$ 143,276

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$ 5,386	$ 4,343
Oil and natural gas proceeds due others	4,703	3,201
Related party	18	41
Other	32	-
Accrued liabilities:
Compensation	830	749
Interest	3,064	1,745
Income taxes	461	146
Derivative liabilities	-	3,510
Long-term debt due within one year	194	560

Total current liabilities	14,688	14,295

OIL & NATURAL GAS PROCEEDS DUE OTHERS	2,465	1,972
LONG-TERM DEBT	131,502	112,286
DEFERRED AND OTHER NON-CURRENT INCOME TAXES	27,834	25,300
ASSET RETIREMENT OBLIGATION	10,711	10,192
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value, 100,000,000 and 30,000,000 shares authorized, 33,630,000 and 7,700,000 shares issued at September 30, 2006 and December 31, 2005, respectively	3	1
Additional paid-in capital	2,218	95
Treasury stock - 837,275 shares at cost	(3,768)	-
Accumulated deficit	(27,496)	(20,865)

Stockholders' deficit	(29,043)	(20,769)

Total liabilities and stockholders' deficit	$ 158,157	$ 143,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.

Condensed consolidated statements of operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

OPERATING REVENUES:
Oil and natural gas sales	$ 18,267	$ 17,974	$ 53,050	$ 48,140
Realized and unrealized gains (losses) on derivatives	3,878	(12,397)	1,108	(16,613)
Other	42	398	466	983

Total operating revenues	22,187	5,975	54,624	32,510

OPERATING EXPENSES:
Oil and natural gas production taxes	843	919	2,527	2,460
Oil and natural gas production expenses	4,309	3,917	13,222	11,453
Amortization and depreciation	3,495	3,397	10,019	9,213
Accretion expense	133	71	398	217
Share-based compensation	-	-	2,218	-
General and administrative, overhead and other expenses	2,304	2,367	6,351	6,285

Total operating expenses	11,084	10,671	34,735	29,628

Operating income (loss)	11,103	(4,696)	19,889	2,882

OTHER INCOME (EXPENSE):
Interest expense	(3,906)	(3,145)	(13,213)	(8,769)
Interest income	129	19	238	41

INCOME (LOSS) BEFORE INCOME TAXES	7,326	(7,822)	6,914	(5,846)

INCOME TAX PROVISION (BENEFIT)	3,081	(2,972)	2,924	(2,222)

NET INCOME (LOSS)	$ 4,245	$ (4,850)	$ 3,990	$ (3,624)

EARNINGS (LOSS) PER SHARE:
Basic	$ 0.13	$ (0.63)	$ 0.19	$ (0.47)
Diluted	$ 0.13	$ (0.63)	$ 0.18	$ (0.47)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	33,459,589	7,700,000	21,501,633	7,700,000
Diluted	33,692,544	7,700,000	22,105,987	7,700,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,

	2006	2005

OPERATING ACTIVITIES:
Net income (loss)	$ 3,990	$ (3,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation:
Oil and natural gas properties and equipment	9,524	8,894
Amortization of deferred loan costs and senior notes discount	776	629
Charge off of unamortized deferred loan costs	1,055	-
Other property and equipment	495	321
Accretion expense	398	217
Unrealized gain (loss) on derivatives	(5,874)	14,855
Deferred income taxes	3,337	(3,648)
Share-based compensation	2,218	-
Gain on disposal of other property and equipment	(99)	-
Changes in operating assets and liabilities:
Accounts receivable	1,303	(1,346)
Prepaid expenses, deposits, and other assets	816	120
Accounts payable	2,550	103
Accrued liabilities and other	4,805	(5,905)

Total adjustments	21,304	14,240

Net cash provided by operating activities	25,294	10,616

INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(21,529)	(11,078)
Proceeds from sales of oil and natural gas properties and equipment	3,565	2,346
Payments for other property and equipment	(726)	(1,145)
Proceeds from sales of other property and equipment	366	-
Payments of merger costs	(4,187)	-
Cash acquired in merger	3,801	-

Net cash used in investing activities	(18,710)	(9,877)

FINANCING ACTIVITIES:
Payments on long-term debt	(87,738)	(6,840)
Payments of loan fees	(2,978)	(424)
Proceeds from borrowings on long-term debt	106,557	8,003
Stock redemption	(9,792)	-
Repurchase of stock	(3,768)	-
Deferred income taxes on share-based compensation	(843)	-
Dividends paid	(500)	(900)

Net cash provided by (used in) financing activities	938	(161)

Net increase in cash and cash equivalents	7,522	578

Cash and cash equivalents at beginning of period	70	1,175

Cash and cash equivalents at end of period	$ 7,592	$ 1,753

RAM Energy Resources, Inc.

Condensed consolidated statements of cash flows, continued

(in thousands)

unaudited)

Nine months ended
September 30,

	2006	2005

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 7,214	$ 3,297

Cash paid for income taxes	$ 124	$ 20

DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrued interest added to principal balance of revolving credit facility	$ 2,848	$ 8,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.

Notes to unaudited condensed consolidated financial statements

A -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION, AND BASIS OF PRESENTATION

1.	Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements present the financial position at September 30, 2006 and December 31, 2005 and the consolidated results of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005 of RAM Energy Resources, Inc. and its subsidiaries, including RAM Energy, Inc., (collectively, the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. Reference is made to the consolidated financial statements of RAM Energy, Inc. for the year ended December 31, 2005, for an expanded discussion of the Company’s financial disclosures and accounting policies.

2.	Nature of Operations and Organization

On May 8, 2006, Tremisis Energy Acquisition Corporation, or Tremisis, acquired RAM Energy, Inc. through the merger of a subsidiary of Tremisis into RAM Energy, Inc. The merger was accomplished pursuant to the terms of an Agreement and Plan of Merger dated October 20, 2005, as amended, among Tremisis, its subsidiary, RAM Energy, Inc. and the stockholders of RAM Energy, Inc. Upon completion of the merger, RAM Energy, Inc. became a wholly-owned subsidiary of Tremisis and Tremisis changed its name to RAM Energy Resources, Inc.

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

The merger has been accounted for as a reverse acquisition. Because Tremisis had no active business operations prior to consummation of the merger, the merger has been accounted for as a recapitalization of RAM Energy, Inc. and RAM Energy, Inc. has been treated as the acquirer and continuing reporting entity for accounting purposes. The assets and liabilities of Tremisis were recorded, as of completion of the merger, at fair value, which is considered to approximate historical cost, and added to those of RAM Energy, Inc.

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

5.	Stockholders’ Equity, Earnings Per Share, and Share-Based Compensation

In connection with the reverse acquisition, the stockholders of RAM Energy, Inc. received an aggregate of 25,600,000 shares of Tremisis stock and $30.0 million. As of September 30, 2006, RAM Energy Resources, Inc. (formerly named Tremisis Energy Acquisition Corporation) had 100,000,000 shares of authorized common stock; 33,630,000 shares issued; and 32,792,725 shares outstanding. At December 31, 2005, the Company had 30,000,000 shares of authorized common stock, of which 7,700,000 shares were issued and outstanding.

Basic earnings or loss per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if dilutive stock options and warrants were exercised, calculated using the treasury stock method, unless such effect would be anti-dilutive. A reconciliation of earnings or loss and weighted average shares used in computing basic and diluted earnings or loss per share is as follows for the three and nine months ended September 30, 2006 and 2005 (in thousands, except share data and per share amounts):

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2006	2005	2006	2005

Net income (loss)	$ 4,245	$ (4,850)	$ 3,990	$ (3,624)

Weighted average shares - basic	33,459,589	7,700,000	21,501,633	7,700,000
Dilutive effect of warrants	232,955	-	604,354	-

Weighted average shares - diluted	33,692,544	7,700,000	22,105,987	7,700,000

Basic earnings (loss) per share	$ 0.13	$ (0.63)	$ 0.19	$ (0.47)

Diluted earnings (loss) per share	$ 0.13	$ (0.63)	$ 0.18	$ (0.47)

The Company has outstanding 12,650,000 warrants, exercisable at $5 per share. The warrants expire May 11, 2008 and are redeemable by the Company at a price of $.01 per warrant upon 30 days’ prior written notice if the closing price of Company common stock equals or exceeds $8.50 per share for 20 trading days within any 30 trading day period.

6.	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of its 2007 year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48.

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108 which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for annual financial statements covering the fiscal years ending on or after November 15, 2006. SAB 108 requires that a company use both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts. The determination that an error is material in a current year that includes prior-year effects may result in the need to correct prior-year financial statements, even if the misstatement in the prior year or years is considered immaterial. When companies correct prior-year financial statements for immaterial errors, SAB 108 does not require previously filed reports to be amended. Such correction may be made the next time the company files the prior year financial statements. Although the Company is evaluating the impact of SAB 108, the Company does not currently believe there are any errors – material or immaterial – in the current year which would impact prior-year financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, however, it does not require any new fair value measurements. In some instances, the application of SFAS No. 157 will change current accounting practices. The Company is currently evaluating the impact of adopting SFAS No. 157.

B -	DERIVATIVE CONTRACTS

During 2006 and 2005, the Company entered into numerous derivative contracts. The Company did not formally designate these transactions as hedges as required by SFAS No. 133 in order to receive hedge accounting treatment. Accordingly, all gains and losses on the derivative financial instruments have been recorded in the statement of operations.

At September 30, 2006 the Company held put options on 23,000 barrels of oil through December 2006, with a price of $40.00 per barrel. The Company also had collars in place on 138,000 barrels of oil through December 2006 with a weighted average floor price of $43.33 and a weighted average ceiling price of $65.80 per barrel, 548,000 barrels of oil for 2007 with a weighted average floor price of $52.67 and a weighted average ceiling price of $73.24, and 274,000 barrels of oil for January through September, 2008 with a weighted average floor price of $53.34 and a weighted average ceiling price of $86.37. For natural gas, the Company had collars on 305,000 Mmbtu through December 2006 with a weighted average floor price of $7.00 per Mmbtu and a weighted average ceiling price of $11.95 per Mmbtu. For 2007, the Company had collars on 1,550,000 Mmbtu with a weighted average floor price of $7.43 and a weighted average ceiling price of $11.62, and 1,096,000 Mmbtu for January through September, 2008 with a weighted average floor price of $7.16 and a weighted average ceiling price of $13.25. The Company also held call options for April through October, 2007 on 856,000 Mmbtu with a weighted average floor price of $12.00.

At December 31, 2005, the Company had collars in place on 45,625 barrels per month through 2006 and 30,417 barrels per month through 2007. The 45,625 barrels per month in 2006 had a weighted average floor and ceiling of $42.51 and $60.56, respectively. The 30,417 barrels per month in 2007 had a weighted average floor and ceiling of $35.00 and $69.74, respectively. For natural gas, the Company had collars in place on 159,583 Mmbtu per month through 2006 and 150,000 Mmbtu per month for the three months ending March 2007. The 159,583 Mmbtu per month in 2006 had a weighted average floor and ceiling of $6.23 and $8.86, respectively. The 150,000 Mmbtu per month for the three months ending March 2007 had a weighted average floor and ceiling of $7.00 and $11.95. The Company also had purchased put options on 7,604 barrels per month of crude oil through 2006 at a weighted average floor price of $40.00. The Company purchased call options on 157,000 Mmbtu per month of natural gas for eight months in 2006 at a weighted average floor price of $9.94.

The Company measured the fair value of its derivatives at September 30, 2006 and December 31, 2005, based on quoted market prices. Accordingly, an asset of $308,000 and a liability of $3,510,000 were recorded in the consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively.

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

The following represents the condensed consolidating balance sheets for RAM Energy Resources, Inc. (“Parent”), RAM Energy Inc. and its subsidiaries at September 30, 2006 and December 31, 2005 (in thousands):

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

September 30, 2006
Current assets	$ 1,792	$ (7,494)	$ 32,195	$ (11,135)	$ 15,358
Property and equipment, net	7	11,563	127,857	-	139,427
Investment in subsidiary	(31,610)	41,211	-	(9,601)	-
Other assets	1	3,236	135	-	3,372

Total assets	$ (29,810)	$ 48,516	$ 160,187	$ (20,736)	$ 158,157

Current liabilities	433	17,104	8,286	(11,135)	14,688
Long-term debt	-	48,956	82,546	-	131,502
Other non-current liabilities	-	3,305	9,871	-	13,176
Deferred income taxes	(1,200)	10,761	18,273	-	27,834

Total liabilities	(767)	80,126	118,976	(11,135)	187,200

Stockholders' equity (deficit)	(29,043)	(31,610)	41,211	(9,601)	(29,043)

Total liabilities and stockholders' equity (deficit)	$ (29,810)	$ 48,516	$ 160,187	$ (20,736)	$ 158,157

	Parent	RAMEnergy,Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

December 31, 2005
Current assets	$ -	$ 3,355	$ 26,527	$ (20,267)	$ 9,615
Property and equipment, net	-	14,167	116,965	-	131,132
Investment in subsidiary	-	27,324	-	(27,324)	-
Other assets	-	2,395	134	-	2,529

Total assets	$ -	$ 47,241	$ 143,626	$ (47,591)	$ 143,276

Current liabilities	-	28,713	5,849	(20,267)	14,295
Long-term debt	-	29,767	82,519	-	112,286
Other non-current liabilities	-	3,038	9,126	-	12,164
Deferred income taxes	-	6,492	18,808	-	25,300

Total liabilities	-	68,010	116,302	(20,267)	164,045

Stockholders' equity (deficit)	-	(20,769)	27,324	(27,324)	(20,769)

Total liabilities and stockholders' equity (deficit)	$ -	$ 47,241	$ 143,626	$ (47,591)	$ 143,276

The following represents the condensed consolidating statements of operations for RAM Energy Resources, Inc., RAM Energy Inc. and its subsidiaries for the three months and nine months ended September 30, 2006 and 2005, and condensed consolidating statements of cash flows for the nine months ended September 30, 2006 and 2005 (in thousands):

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Three Months Ended September 30, 2006
Operating revenues	$ -	$ 6,064	$ 16,123	$ -	$ 22,187
Operating expenses	503	1,548	9,033	-	11,084

Operating income (loss)	(503)	4,516	7,090	-	11,103
Other income	4,866	1,874	(2,180)	(8,337)	(3,777)

Income (loss) before income taxes	4,363	6,390	4,910	(8,337)	7,326
Income taxes	118	1,552	1,411	-	3,081

Net income (loss)	$ 4,245	$ 4,838	$ 3,499	$ (8,337)	$ 4,245

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Three Months Ended September 30, 2005
Operating revenues	$ -	$ (9,688)	$ 15,663	$ -	$ 5,975
Operating expenses	-	3,417	7,254	-	10,671

Operating income (loss)	-	(13,105)	8,409	-	(4,696)
Other income	-	(1,391)	11	(1,746)	(3,126)

Income (loss) before income taxes	-	(14,496)	8,420	(1,746)	(7,822)
Income taxes	-	(9,646)	6,674	-	(2,972)

Net income (loss)	$ -	$ (4,850)	$ 1,746	$ (1,746)	$ (4,850)

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Nine Months Ended September 30, 2006
Operating revenues	$ -	$ 6,950	$ 47,674	$ -	$ 54,624
Operating expenses	2,954	4,533	27,248	-	34,735

Operating income	(2,954)	2,417	20,426	-	19,889
Other income	6,136	3,738	(6,525)	(16,324)	(12,975)

Income (loss) before income taxes	3,182	6,155	13,901	(16,324)	6,914
Income taxes	(808)	63	3,669	-	2,924

Net income (loss)	$ 3,990	$ 6,092	$ 10,232	$ (16,324)	$ 3,990

Cash flows provided by (used in) operating activities	29	1,768	23,497	-	25,294
Cash flows provided by (used in) investing activities	(386)	740	(19,064)	-	(18,710)
Cash flows provided by (used in) financing activities	2,070	(1,158)	26	-	938

Increase (decrease) in cash and cash equivalents	1,713	1,350	4,459	-	7,522
Cash and cash equivalents at beginning of period	-	617	(547)	-	70

Cash and cash equivalents at end of period	$ 1,713	$ 1,967	$ 3,912	$ -	$ 7,592

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Nine Months Ended September 30, 2005
Operating revenues	$ -	$ (9,809)	$ 42,319	$ -	$ 32,510
Operating expenses	-	9,138	20,490	-	29,628

Operating income	-	(18,947)	21,829	-	2,882
Other income	-	2,400	26	(11,154)	(8,728)

Income (loss) before income taxes	-	(16,547)	21,855	(11,154)	(5,846)
Income taxes	-	(12,923)	10,701	-	(2,222)

Net income (loss)	$ -	$ (3,624)	$ 11,154	$ (11,154)	$ (3,624)

Cash flows provided by (used in) operating activities	-	(913)	11,529	-	10,616
Cash flows provided by (used in) investing activities	-	(2,574)	(7,303)	-	(9,877)
Cash flows provided by (used in) financing activities	-	4,142	(4,303)	-	(161)

Increase (decrease) in cash and cash equivalents	-	655	(77)	-	578
Cash and cash equivalents at beginning of period	-	1,043	132	-	1,175

Cash and cash equivalents at end of period	$ -	$ 1,698	$ 55	$ -	$ 1,753

Due to intercompany allocations among RAM Energy, Inc. and its subsidiaries, the above condensed consolidating information is not intended to present the subsidiaries of RAM Energy, Inc. on a stand-alone basis.

D -	COMMITMENTS AND CONTINGENCIES

In April 2002, a lawsuit was filed in the District Court for Woods County, Oklahoma against RAM Energy, Inc., certain of its subsidiaries and various other individuals and unrelated companies, by a lessor of certain oil and gas leases from which production was sold to a gathering system owned and operated by Magic Circle Energy Corporation (Magic Circle) or its wholly-owned subsidiary, Carmen Field Limited Partnership (CFLP). The lawsuit covers the period from 1977 to a current date. In 1998, both Magic Circle and CFLP became wholly-owned subsidiaries of RAM Energy, Inc. The lawsuit was filed as a class action on behalf of all royalty owners under leases owned by any of the defendants during the period Magic Circle or CFLP owned and operated the gathering system. The petition claims that additional royalties are due because Magic Circle and CFLP resold oil and gas purchased at the wellhead for an amount in excess of the price upon which royalty payments were based and paid no royalties on natural gas liquids extracted from the gas at plants downstream of the system. Other allegations include under-measurement of oil and gas at the wellhead by Magic Circle and CFLP, failure to pay royalties on take or pay settlement proceeds and failure to properly report deductions for post-production costs in accordance with Oklahoma's check stub law.

RAM Energy, Inc. and other defendants have filed answers in the lawsuit denying all material allegations set out in the petition. The Company believes that fair and proper accounting was made to the royalty owners for production from the subject leases and intends to vigorously defend the lawsuit. Plaintiffs have not specified an amount of claim, nor the time period covered. Management is unable to estimate a range of potential loss, if any, related to this lawsuit, and accordingly no amounts have been recorded in the consolidated financial statements. In the event the court should find RAM Energy, Inc. and its related defendants liable for damages in the lawsuit, a former joint venture partner is contractually obligated to pay a portion of any damages assessed against the defendant lessees up to a maximum contribution of approximately $2.8 million.

The Company is also involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

E -	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2006	2005

	(in thousands)

11.5% senior notes due 2008, net of discount	$ 28,340	$ 28,309
Term and revolving credit facility	103,000	83,897
Installment loan agreements	356	640

	131,696	112,846
Less amount due within one year	194	560

	$ 131,502	$ 112,286

1.	Senior Notes

In February 1998, RAM Energy, Inc. issued $115.0 million principal amount of its unsecured 11.5% senior notes due 2008 of which $28.4 million remained outstanding at September 30, 2006 and December 31, 2005. The senior notes are redeemable at the option of RAM Energy, Inc. in whole or in part, at any time prior to their scheduled maturity in 2008 at a price ranging from 107.7% to 103.8% of the face amount. RAM Energy Resources, Inc. is not a party to, or a guarantor of obligations under, the senior notes issued by RAM Energy, Inc.

At September 30, 2006 and December 31, 2005, the unamortized original issue discount associated with the senior notes totaled $56,000 and $87,000, respectively.

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

The credit facility contains financial covenants requiring RAM Energy, Inc. to maintain certain ratios, including a current ratio, a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense, a ratio of total indebtedness to EBITDA, and a ratio of asset value to total indebtedness. In addition, the credit facility contains other affirmative and negative covenants customary in lending transactions of this nature, including the maintenance by RAM Energy, Inc. of hedging contracts for a minimum and maximum amount of projected oil and natural gas production from its properties. The Company was in compliance with all covenants as of September 30, 2006.

F -	CAPITAL STOCK

RAM Energy, Inc. paid cash dividends of $0 and $500,000 for the three and nine months ended September 30, 2006, respectively. RAM Energy, Inc. declared cash dividends of $0 and $900,000 for the three and nine months ended September 30, 2005, respectively.

On April 6, 2006, RAM Energy, Inc. redeemed a portion of the outstanding shares of its common stock for an aggregate redemption price of $10.0 million.

On May 8, 2006, the Company acquired RAM Energy, Inc. by merger in exchange for an issuance of 25,600,000 shares of common stock and $30.0 million in cash. RAM Energy, Inc. is now a wholly-owned subsidiary of the Company. As a result of the merger, RAM Energy, Inc. was recapitalized so that the historical basis of its assets and liabilities remain intact. The only operations of the parent company included in the results of operations for 2006 are those that occurred subsequent to the date of the merger.

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

On September 22, 2006, the Company purchased 739,175 shares of its common stock in a privately negotiated transaction. The purchase price was $4.295 per share, and the shares are included in treasury stock at September 30, 2006.

G -	DEFERRED COMPENSATION

On April 21, 2004, RAM Energy, Inc. adopted a Deferred Bonus Compensation Plan for its senior management employees. The plan provides additional compensation for significant business transactions with a portion of each bonus to be deferred to encourage retention of key employees. Determination of significant business transactions and terms of awards is made by a committee comprised of the directors of RAM Energy, Inc.

During 2004 and 2005 three members of senior management were granted awards under the bonus plan. Each award provides for a total cash compensation of $75,000 per year and vests ratably on each anniversary date for three years beginning on July 1, 2004. Receipt of the award is contingent on the members being employed on the respective anniversary date. Should there be a change of control or involuntary termination, as defined in the award contract, each member will become fully vested in his award. Compensation expense is recorded on a straight-line basis. No awards were granted for the nine months ended September 30, 2006.

H -	FINANCIAL CONDITION AND MANAGEMENT PLANS

As shown in the condensed consolidated financial statements, for the three and nine months ended September 30, 2006, the Company reported net income of approximately $4.2 million and $4.0 million, respectively, as compared to net loss of approximately $4.9 million and $3.6 million for the three and nine months ended September 30, 2005, respectively. The condensed consolidated financial statements also show an accumulated deficit of approximately $27.5 million at September 30, 2006.

Management believes that borrowings currently available to RAM Energy, Inc. under its credit facility, together with the remaining balance of unrestricted cash and cash flows from operations will be sufficient to satisfy the Company’s currently expected capital expenditures, working capital and debt service obligations for the foreseeable future. The actual amount and timing of future capital requirements may differ materially from estimates as a result of, among other things, changes in product pricing and regulatory requirements, and technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of oil and natural gas properties or equity or debt securities. Management cannot provide any assurance that any such financing will be available on acceptable terms or at all.

I -	RELATED PARTY TRANSACTIONS

RAM Energy, Inc., while a private company, paid rent expense of approximately $0 and $29,000 relating to a condominium for one of its shareholders for the nine months ended September 30, 2006 and 2005, respectively.

For the nine months ended September 30, 2006 and 2005, approximately $104,000 and $374,000, respectively, of expenses for the shareholders of RAM Energy, Inc., while a private company, are included in general and administrative expenses in the consolidated statements of operations, some of which may be personal in nature.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

BUSINESS

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

Third Quarter Drilling and Acquisition Activity

During the three months ended September 30, 2006:
•

We participated in the drilling of 24 gross (21.49 net) development wells and one gross (0.12 net) exploratory well. All but one of the development wells and the one exploratory well were capable of commercial production.

•

Our capital expenditures totaled $11.0 million, of which approximately $6.1 million was allocated to lower risk development activities, $0.3 million was allocated to exploration activities, and $4.6 million to acquisition of proved and unproved properties.

•

Effective September 1, 2006, we acquired 447,000 barrels of oil equivalent, or Boe, of proved reserves and associated gathering assets in a field located in close proximity to our existing Barnett Shale properties in North Texas. Current production from the acquired properties is from the Bend Conglomerate, but the acquisition included undeveloped deep rights, including the Barnett Shale formation. The purchase price was $4.4 million, or $9.84 per Boe of estimated proved reserves. The proved reserve mix in the acquired properties is 72% natural gas and 28% oil.

•

We drilled 21 net wells in the Electra/Burkburnett area, of which 17 were completed as producing wells and four of which were in various stages of completion at the end of the third quarter. We own a 100% working interest in and operate all 21 of the wells.

•	We drilled the Tarrant D-10 well in the Boonsville area. This well was completed subsequent to the end of the quarter. We own a 74% working interest in and operate this well.

•

We continue to acquire and interpret additional seismic data covering a portion of our Barnett Shale acreage. As a result, we currently own 27 square miles of 3-D seismic data and are in the process of acquiring an additional eight square miles of 3-D seismic data covering our 27,700 gross (6,800 net) acres in the Barnett Shale. The seismic data is being used to target additional drilling locations. At September 30, 2006 we owned an interest in nine Barnett Shale producing wells, two of which we operate, six of which are operated by Devon Energy, as successor to Chief Oil & Gas, Inc. and one of which is operated by EOG Resources, Inc.

•

In the Vinegarone Field in south Texas, the Coe 26-5 well commenced on August 27, 2006. At November 13, 2006 the well had not been completed. We own a 25% working interest in the Vinegarone Field and will not be the operator of any of these wells.

Third Quarter Producing Activities

During the three months ended September 30, 2006:

•

The aggregate net production attributable to our interest in our Electra/Burkburnett properties was 155,000 Bbls of oil and 14,730 Bbls of NGLs, or 169,730 Boe, and the average daily production from these properties for the period was 1,685 Bbls of oil and 160 Bbls of NGLs, or 1,845 Boe per day.

•

The aggregate net production attributable to our interest in our Boonsville shallow gas properties (above the Marble Falls) was 4,260 Bbls of oil, 108 MMcf of natural gas and 21,900 Bbls of NGLs, or 44,160 Boe, and the average daily production from these properties was 46 Bbls of oil, 1,174 Mcf of natural gas and 238 Bbls of NGLs, or 480 Boe per day.

•

The aggregate net production attributable to our interest in our Egan Field properties was 3,730 Bbls of oil and 101 MMcf of natural gas, or 20,563 Boe, and the average daily production from these properties was 224 Boe per day.

•

The aggregate net production attributable to our interest in our currently producing Barnett Shale wells was 905 Bbls of oil and 108 MMcf of natural gas and the average daily production from these properties was 10 Bbls of oil and 1,174 Mcf of natural gas, or 205 Boe per day.

•

The aggregate net production attributable to our interest in our Vinegarone Field properties was 78 MMcf of natural gas, and the average daily production from these properties was 848 Mcf of natural gas, or 141 Boe per day.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our oil and natural gas production, and prices and costs attributable to all oil and natural gas properties owned by us, for the three months ended September 30, 2006. Average realized prices reflect the actual realized prices received by us, before and after giving effect to the results of our derivative contract settlements. Our derivative activities are financial, and our production of oil, natural gas and NGLs, and the average realized prices we receive from our production, are not affected by our derivative arrangements.

Production volumes:
Oil (MBbls)	203
NGL (MBbls)	40
Natural gas (MMcf)	595
Total (Mboe)	342
Average sale prices received:
Oil (per Bbl)	$62.79
NGL (per Bbl)	$47.12
Natural gas (per Mcf)	$6.13
Total per Boe	$53.43

Cash effect of derivative contracts:
Oil (per Bbl)	($6.48)
NGL (per Bbl)	$0.00
Natural gas (per Mcf)	$0.28
Total per Boe	($3.37)
Average prices computed after cash effect
of settlement of derivative contracts:
Oil (per Bbl)	$56.31
NGL (per Bbl)	$47.12
Natural gas (per Mcf)	$6.40
Total per Boe	$50.06
Cash expenses (per Boe):
Oil and natural gas production taxes	$2.47
Oil and natural gas production expenses	$12.60
General and administrative	$6.74
Interest (excluding amortization)	$11.42
Total per Boe	$33.23

Capital expenditures (per Boe):	$32.10

Acquisition, Development and Exploration Capital Expenditures

The following table presents information regarding our net costs incurred in our acquisitions of proved and unproved properties, and our development and exploration activities during the three months ended September 30, 2006 (in thousands):

Development costs	$6,085
Exploration costs	278
Proved property acquisition costs	4,483
Unproved property acquisition costs	190

Total costs incurred	$11,036

Producing Wells

The following table sets forth the number of productive wells in which we owned an interest as of September 30, 2006. Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline connections or connection to production facilities. Wells that we complete in more than one producing horizon are counted as one well. A net well represents the fractional working interest we own in a gross well.

	Gross	Net

Oil	1,990	1,331.14
Natural gas	266	124.93

Total	2,256	1,456.07

Acreage

The following table sets forth our developed and undeveloped gross and net leasehold acreage as of September 30, 2006. Net acres represent the sum of fractional interests we own in the gross acres.

	Gross	Net

Developed	104,199	38,248
Undeveloped	115,763	19,233

Total	219,962	57,481

Oil and Natural Gas Marketing and Derivative Status

During the quarter ended September 30, 2006, Shell Trading-US accounted for $10.9 million, or approximately 60% and Targa Midstream Services accounted for $2.1 million, or approximately 11% of our revenue from the sales of oil and natural gas.

Our derivative positions at September 30, 2006 are shown in the following table

	Crude Oil (Bbls)				Natural Gas (Mmbtu)

	Floors		Ceilings		Floors		Ceilings

	per day	Price	per day	Price	per day	Price	per day	Price
Collars

2006	1,500	$43.33	1,500	$65.80	5,000	$7.00	5,000	$11.95
2007	1,500	$52.67	1,500	$73.24	4,247	$7.43	4,247	$11.62
2008	1,000	$53.34	1,000	$86.37	4,000	$7.16	4,000	$13.25

Bare Floors					Secondary Floors

2006	250	$40.00			-	-
2007	-	-			4,000	$12.00

Crude oil contracts for 2006 are for October through December; natural gas contracts for 2006 are for November and December. Crude oil and natural gas contracts cover each month of 2007 and natural gas secondary floors for 2007 are for April through October. Crude oil contracts and natural gas contracts for 2008 are for January through September.

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

Results of Operations

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Revenues and Other Operating Income. Our revenues and other operating income increased by $16.2 million, or 271%, for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005. The increase was primarily a result of gains on derivatives, discussed below. The following table summarizes our oil and natural gas production volumes, average sales prices and period to period comparisons, including the effect on our oil and natural gas sales, for the periods indicated (dollars in thousands, except average sales prices):

	Three months ended
	September 30,		Increase (Decrease)

	2005	2006

Oil and natural gas sales (in thousands):	$17,975	$18,267	1.6%
Production volumes:
Oil (MBbls)	199	203	2.3%
NGL (MBbls)	40	40	(0.2)%
Natural gas (MMcf)	593	595	0.4%
Total Mboe	337	342	1.4%
Average sale prices:
Oil (per Bbl)	$60.36	$62.79	4.0%
NGL (per Bbl)	$39.10	$47.12	20.5%
Natural gas (per Mcf)	$7.48	$6.13	(18.0)%
Per Boe	$53.31	$53.43	0.2%

Oil and Natural Gas Sales. Our oil and natural gas revenues increased by $293,000, or 1.6%, for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005, due to a 1.4% increase in production and a 0.2% increase in product prices.

Before giving effect to an outstanding reversionary interest in our Boonsville shallow gas area, our daily average production in the third quarter of 2006 would have been 3,843 Boe per day versus 3,665 Boe per day for the quarter ended September 30, 2005, an increase of 5%. The outstanding reversionary interest, which vested in September 2005, impacted daily third quarter 2006 production by 3%, resulting in actual third quarter average daily production being 3,716 Boe per day versus 3,665 Boe per day for the quarter ended September 30, 2005.

For the quarter ended September 30, 2006, our oil production increased by 2%, and our NGL and natural gas production were relatively unchanged, compared to the quarter ended September 30, 2005. Our average realized sales price for oil was $62.79 per barrel for the quarter ended September 30, 2006, an increase of 4% compared to $60.36 per barrel for the quarter ended September 30, 2005. Our average realized NGL price for the quarter ended September 30, 2006 was $47.12 per barrel, a 21% increase compared to $39.10 per barrel for the quarter ended September 30, 2005. Our average realized natural gas price was $6.13 per Mcf for the quarter ended September 30, 2006, a decrease of 18% compared to $7.48 per Mcf for the quarter ended September 30, 2005.

Other Revenues. Other revenues for the quarter ended September 30, 2006 decreased $356,000, or 89%, compared to the quarter ended September 30, 2005.

Realized and Unrealized Gain (Loss) from Derivatives. For the quarter ended September 30, 2006, our gain from derivatives was $3.9 million, compared to a loss of $12.4 million for the quarter ended September 30, 2005. Our gains and losses during these periods were the net result of recording actual contract settlements, the premium costs paid for various derivative contracts, and unrealized mark-to-market values of RAM Energy, Inc.’s derivative contracts as shown in the following table (dollars in thousands):

	Three months ended
	September 30,

	2005	2006

Contract settlements and premium costs:
Oil	$ (764)	$ (1,316)
Natural gas	(369)	164

Realized (losses)	(1,133)	(1,152)
Mark-to-market gains (losses):
Oil	(1,843)	4,644
Natural gas	(9,421)	386

Unrealized gains (losses)	(11,264)	5,030

Realized and unrealized gains (losses)	$ (12,397)	$ 3,878

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes for the quarter ended September 30, 2006, were $843,000, a decrease of $76,000, or 8%, from the $919,000 incurred for the quarter ended September 30, 2005. Production taxes are based on realized prices at the wellhead. As revenues from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 4.6% for the quarter ended September 30, 2006, compared to 5.1% for the quarter ended September 30, 2005.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $4.3 million for the quarter ended September 30, 2006, an increase of $392,000, or 10%, from the $3.9 million for the quarter ended September 30, 2005. The increase was primarily due to increased utility costs and higher maintenance costs due to additional producing wells. For the quarter ended September 30, 2006, our oil and natural gas production expense was $12.60 per Boe compared to $11.62 per Boe for the quarter ended September 30, 2005, an increase of 9%. As a percentage of oil and natural gas sales, oil and natural gas production expense was 24% for the quarter ended September 30, 2006, a 2% increase compared to the third quarter in the previous year.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $98,000, or 3%, for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005. The increase was a result of higher capitalized costs due to increased drilling. On an equivalent basis, our amortization of the full-cost pool of $3.3 million was $9.79 per Boe for the quarter ended September 30, 2006, an increase per Boe of 13% compared to $2.9 million, or $8.66 per Boe for the quarter ended September 30, 2005.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $133,000 for the quarter ended September 30, 2006, compared to $71,000 for the third quarter in 2005.

General and Administrative Expense. For the quarter ended September 30, 2006, our general and administrative expense was $2.3 million, compared to $2.4 million for the quarter ended September 30, 2005, a decrease of $63,000, or 3%.

Interest Expense. Our interest expense increased by $761,000, to $3.9 million for the quarter ended September 30, 2006, compared to $3.1 million incurred for the quarter ended September 30, 2005. This increase of 24% was due to higher interest rates and higher outstanding indebtedness during the 2006 period.

Income Taxes. For the quarter ended September 30, 2006, we recorded an income tax expense of $3.1 million, on a pre-tax income of $7.3 million. For the quarter ended September 30, 2005, our income tax benefit was $3.0 million, on a pre-tax loss of $7.8 million. The effective tax rate was 42% for the third quarter of 2006 and 38% for the third quarter of 2005.

Net Income. Our net income was $4.2 million for the quarter ended September 30, 2006, compared to a net loss of $4.9 million for the quarter ended September 30, 2005. The increase in our net income for the third quarter of 2006 resulted from gains from derivatives, partially offset by increased interest expense.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues and Other Operating Income. Our revenues and other operating income increased by $22.1 million, or 68%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The following table summarizes our oil and natural gas production volumes, average sales prices and period to period comparisons, including the effect on our oil and natural gas sales, for the periods indicated (dollars in thousands, except average sales prices):

	Nine months ended
	September 30,		Increase (Decrease)

	2005	2006

Oil and natural gas sales (in thousands):	$48,140	$53,050	10.2%
Production volumes:
Oil (MBbls)	594	592	(0.3)%
NGL (MBbls)	130	103	(21.1)%
Natural gas (MMcf)	1,828	1,761	(3.6)%
Total Mboe	1,029	989	(4.0)%
Average sale prices:
Oil (per Bbl)	$53.22	$63.80	19.9%
NGL (per Bbl)	$35.28	$41.89	18.7%
Natural gas (per Mcf)	$6.52	$6.22	(4.5)%
Per Boe	$46.77	$53.66	14.7%

Oil and Natural Gas Sales. Our oil and natural gas revenues increased by $4.9 million, or 10.2%, for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, due primarily to a 15% increase in product prices.

Before giving effect to an outstanding reversionary interest in our Boonsville shallow gas area, our daily average production in the first nine months of 2006 would have been 3,803 Boe per day versus 3,770 Boe per day for the nine months ended September 30, 2005, an increase of 1%. The outstanding reversionary interest, which vested in September 2005, impacted the daily first three quarters of 2006 production by 5%, resulting in actual average daily production being 3,621 Boe per day versus 3,770 Boe per day for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, our oil production decreased less than 1%, NGL production decreased 21%, and natural gas production decreased 4%, compared to the first nine months of the previous year. Our average realized sales price for oil was $63.80 per barrel for the nine months ended September 30, 2006, an increase of 20% compared to $53.22 per barrel for the nine months ended September 30, 2005. Our average realized NGL price for the nine months ended September 30, 2006 was $41.89 per barrel, a 19% increase compared to $35.28 per barrel for the nine months ended September 30, 2005. Our average realized natural gas price was $6.22 per Mcf for the nine months ended September 30, 2006, a decrease of 5% compared to $6.52 per Mcf for the comparable nine months of 2005.

Other Revenues. Other revenues for the nine months ended September 30, 2006 decreased by 53% to $466,000, compared to the nine months ended September 30, 2005 other revenues and operating income of $983,000.

Realized and Unrealized Gain (Loss) from Derivatives. For the nine months ended September 30, 2006, our gain from derivatives was $1.1 million, compared to a loss of $16.6 million for the first nine months of 2005. Our gains and losses during these periods were the net result of recording actual contract settlements, the premium costs paid for various derivative contracts, and unrealized mark-to-market values of RAM Energy, Inc.’s derivative contracts as shown in the following table (dollars in thousands):

	Nine months ended
	September 30,

	2005	2006

Contract settlements and premium costs
Oil	($1,820)	($4,328)
Natural gas	(280)	(438)

Realized (losses)	(2,100)	(4,766)
Mark-to-market gains (losses):
Oil	(4,957)	1,676
Natural gas	(9,556)	4,198

Unrealized gains (losses)	(14,513)	5,874

Realized and unrealized gains (losses)	($16,613)	$1,108

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes for the nine months ended September 30, 2006, were $2.5 million, an increase of $67,000, or 3%, from the first three quarters of the previous year. Production taxes are based on realized prices at the wellhead. As revenues from oil and natural gas sales increase or decrease, production taxes on these sales increase or decrease also. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 4.8% for the nine months ended September 30, 2006, compared to 5.1% for the nine months ended September 30, 2005.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $13.2 million for the nine months ended September 30, 2006, an increase of $1.8 million, or 15%, from the $11.4 million for the nine months ended September 30, 2005. The increase was primarily due to increased utility costs and higher maintenance costs due to additional producing wells. For the nine months ended September 30, 2006, our oil and natural gas production expense was $13.38 per Boe compared to $11.13 per Boe for the nine months ended September 30, 2005, an increase of 20%. As a percentage of oil and natural gas sales, oil and natural gas production expense increased to 25% for the nine months ended September 30, 2006 compared to 24% for the first nine months in 2005.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $806,000, or 9%, for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The increase was a result of higher capitalized costs due to increased drilling. On an equivalent basis, our amortization of the full-cost pool of $9.5 million was $9.63 per Boe for the nine months ended September 30, 2006, an increase per Boe of 14% compared to $8.7 million, or $8.43 per Boe for the nine months ended September 30, 2005.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $398,000 for the nine months ended September 30, 2006, compared to $217,000 for the nine months ended September 30, 2005.

Share-Based Compensation. Concurrent with our acquisition of RAM Energy, Inc. on May 8, 2006, our Board of Directors awarded grants of an aggregate 330,000 shares of our common stock to certain of our senior officers and directors under our 2006 Long-Term Incentive Plan. For the nine months ended September 30, 2006, our share-based compensation was $2.2 million, calculated at a closing price on May 8, 2006, the day the shares were granted, of $6.72 per share. No share-based compensation expense was incurred since this award in the second quarter.

General and Administrative Expense. For the nine months ended September 30, 2006, our general and administrative expense was $6.4 million, compared to $6.3 million for the nine months ended September 30, 2005, an increase of $66,000, or 1%.

Interest Expense. Our interest expense increased by $4.4 million to $13.2 million for the nine months ended September 30, 2006, compared to the $8.8 million incurred for the nine months ended September 30, 2005. During the second quarter we charged off $1.1 million of unamortized costs associated with our previous credit facility and paid prepayment premiums of $1.0 million. The remaining interest expense of $11.1 million represents an increase of $2.3 million, or 38%, over the $8.8 million reported for the nine months ended September 30, 2005. This increase was due to higher interest rates and higher outstanding indebtedness during the 2006 period.

Income Taxes. For the nine months ended September 30, 2006, we recorded an income tax expense of $2.9 million on pre-tax income of $6.9 million. For the nine months ended September 30, 2005, the income tax effect was a $2.2 million benefit, on a pre-tax loss of $5.8 million. The effective tax rate for the nine month period was 42% and 38% in 2006 and 2005, respectively.

Net Income. Our net income was $4.0 million for the nine months ended September 30, 2006, compared to a net loss of $3.6 million for the nine months ended September 30, 2005. The income for the first three quarters of 2006 results from increased prices and gains on derivatives, partially offset by non-cash charges to share-based compensation and the remaining unamortized costs associated with our previous credit facility.

Liquidity and Capital Resources

As of September 30, 2006, we had net working capital of $0.7 million, a ratio of current assets to current liabilities of 1.05 to 1, cash and cash equivalents of $7.6 million, and $37.0 million was available under our revolving credit facility. At that date, we had $131.7 million of indebtedness outstanding, including $103.0 million under our credit facility, $28.4 million principal amount ($28.3 million net of the original issue discount) of indebtedness evidenced by RAM Energy, Inc.’s 11½% senior notes due 2008, and $0.4 million in other indebtedness.

Credit Facility. On April 5, 2006, RAM Energy, Inc. entered into a Third Amended and Restated Loan Agreement with Guggenheim Corporate Funding, LLC, for itself and as Agent for a group of lenders. This facility, which we refer to as the Guggenheim facility, amended, restated and replaced a prior credit facility known as the Foothill facility. Currently, RAM Energy Resources, Inc. is not a party to, or a guarantor of obligations under, the Guggenheim facility. As part of the transaction creating the Guggenheim facility, Foothill assigned the notes and liens under the Foothill facility to the Agent for the lenders under the Guggenheim facility. The Guggenheim facility includes a $150.0 million revolving credit facility of which $50.0 million was immediately available, and a $150.0 million term loan facility of which $90.0 million was advanced at closing. The remainder of the term loan facility may become available, subject to approval of each lender desiring to fund its proportionate share of the additional term loan advance, for certain of the future needs of RAM Energy, Inc., including acquisitions. The Guggenheim revolving credit facility is scheduled to mature in four years, during which time amounts may be borrowed, repaid and re-borrowed, subject to a borrowing base limitation to be determined by the lenders. The term loan facility is scheduled to mature in five years, with permitted prepayments after the first year, subject to a prepayment premium in the second and third years of the term. Advances under the revolving credit facility bear interest at LIBOR plus 2% per annum, while amounts outstanding under the term loan bear interest at LIBOR plus 5.5% to 6.0% per annum. Obligations under the Guggenheim facility are secured by liens on substantially all of the assets of RAM Energy, Inc. and its subsidiaries. The initial advance under the Guggenheim facility was used to refinance the Foothill facility, to pay expenses associated with establishing the Guggenheim facility, and to fund a $10.0 million redemption payment. Subsequent advances may be used to:

•	repurchase all of RAM Energy, Inc.’s outstanding 11½% senior notes due 2008 ($28.4 million principal amount); and
•	fund general working capital purposes.

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

Senior Notes. On February 24, 1998, RAM Energy, Inc. issued $115.0 million principal amount of its 11½% senior notes which mature February 15, 2008. Currently, RAM Energy Resources, Inc. is not a party to, or a guarantor of, the senior notes or of any obligations under the indenture covering the senior notes. At September 30, 2006, RAM Energy, Inc. had outstanding $28.4 million aggregate principal amount of its senior notes. The notes bear interest at an annual rate of 11½%, payable semi-annually on each February 15 and August 15. Pursuant to a Second Supplemental Indenture executed in November 2002, substantially all of the restrictive covenants and certain events of default contained in the original indenture were eliminated.

Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net income (loss), adjustments to reconcile net income to cash provided (used) before changes in working capital, and changes in working capital. For the nine months ended September 30, 2006, our net income was $4.0 million, as compared with net loss of $3.6 million for the nine months ended September 30, 2005. Adjustments (primarily non-cash items such as depreciation and amortization, unrealized (gain) loss on derivatives, share-based compensation and deferred income taxes) were $11.8 million for the nine months ended September 30, 2006 compared to $21.3 million for the first nine months of 2005, a decrease of $9.4 million. Unrealized gain on derivatives partially offset by changes in deferred income taxes caused most of this decrease. Working capital changes for the nine months ended September 30, 2006 were a positive $9.5 million compared with negative changes of $7.0 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, in total, net cash provided by operating activities was $25.3 million compared to $10.6 million of net cash provided by operations for the first three quarters of the previous year.

Cash Flow From Investing Activities. For the nine months ended September 30, 2006, net cash used in our investing activities was $18.7 million, consisting of $21.5 million in payments for oil and gas properties and equipment and $726,000 in payments for other property and equipment, offset by $3.5 million of sales proceeds from the sale of undeveloped acreage, $0.4 million in proceeds from the sale of other property and equipment, and $0.4 million of net merger costs. The first nine months of 2006 reflected an 89% increase in cash used in investing activities compared to the first nine months of the previous year. For the nine months ended September 30, 2005, net cash used in our investing activities was $9.9 million, consisting $11.1 million in payments for oil and gas properties and $1.1 million for other property and equipment additions, offset by $2.3 million in proceeds from the sale of oil and gas properties.

Cash Flow From Financing Activities. For the nine months ended September 30, 2006, net cash provided by our financing activities was $938,000, compared to net cash used of $161,000 for the nine months ended September 30, 2005. The cash provided in the first nine months of 2006 included an approximate $15.1 million net debt increase, partially offset by a stock redemption of $10.0 million, a stock repurchase of $3.8 million and $500,000 in dividends.

Capital Commitment

During the nine months ended September 30, 2006, we had capital expenditures of $21.5 million relating to our oil and gas operations, of which $14.4 million was allocated to drilling new development wells, $1.9 million was for exploration costs, and $5.2 million was for acquisition costs. We have budgeted an aggregate of $24.3 million for non-acquisition capital expenditures for the year 2006. However, the amount and timing of our capital expenditures may vary depending on the rate at which we expand and develop our oil and natural gas properties. We may require additional financing for future acquisitions and to refinance our debt before or at its final maturities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying amounts reported in our consolidated balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and variable rate long-term debt approximate their fair values. Based on management estimates, the fair value of the RAM Energy, Inc. senior notes exceeded their carrying value at September 30, 2006 by approximately $0.7 million.

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

Our derivative positions at September 30, 2006 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)

	Floors		Ceilings		Floors		Ceilings

	per day	Price	per day	Price	per day	Price	per day	Price
Collars

2006	1,500	$43.33	1,500	$65.80	5,000	$7.00	5,000	$11.95
2007	1,500	$52.67	1,500	$73.24	4,247	$7.43	4,247	$11.62
2008	1,000	$53.34	1,000	$86.37	4,000	$7.16	4,000	$13.25

Bare Floors					Secondary Floors

2006	250	$40.00			-	-
2007	-	-			4,000	$12.00

Crude oil contracts for 2006 are for October through December; natural gas contracts for 2006 are for November and December. Crude oil and natural gas contracts cover each month of 2007 and natural gas secondary floors for 2007 are for April through October. Crude oil contracts and natural gas contracts for 2008 are for January through September.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2006. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

The description of our plans and expectations set forth herein, including expected capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans and expectations involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans and expectations include, without limitation, our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our business successfully and to compete effectively in our business against competitors with greater financial, marketing and other resources; , and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or expected capital expenditures, or to reflect the occurrence of unanticipated events.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Previously reported. Reference is made to Item 1 in the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, for a discussion of pending legal proceedings to which the Registrant is a party.

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

In accordance with customary industry practice, we rely on independent third party service providers to provide most of the services necessary to drill new wells, including drilling rigs and related equipment and services, horizontal drilling equipment and services, trucking services, tubular goods, fracing and completion services and production equipment. The oil and natural gas industry has experienced significant price increases for these services during the last year and this trend may continue into the future. These cost increases could in the future significantly increase our development costs and decrease the return possible from drilling and development activities, and possibly render the development of certain proved undeveloped reserves uneconomical.

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

We use the full cost method of accounting for our investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a "full cost pool." Capitalized costs in the pool are depleted and charged to operations using the units-of-production method based on the ratio of current production to total proved oil and natural gas reserves. To the extent that such capitalized costs, net of depletion and amortization, exceed the present value of our proved oil and natural gas reserves (using a 10% discount rate) at any reporting date, such excess costs are charged to operations. Once incurred, a write down of oil and natural gas properties is not reversible at a later date, even if the present value of our oil and natural gas reserves increases as a result of an increase in oil or natural gas prices.

Properties that we acquire may not produce as projected, and we may be unable to identify liabilities associated with the properties or obtain protection from sellers against them.

As part of our business strategy, we continually seek acquisitions of gas and oil properties. The most recent of these acquisitions, which closed in September 2006, was our purchase of producing properties in North Texas. The successful acquisition of oil and natural gas properties requires assessment of many factors, which are inherently inexact and may be inaccurate, including the following:

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

We have recently issued a substantial number of shares of our common stock . When these shares become available for sale the increased volume of our common stock available for sale in the open market and may cause a decline in the market price of our common stock

We recently issued 25,600,000 shares of our common stock in connection with our acquisition of RAM Energy, Inc. These shares were not registered under the Securities Act of 1933, and are restricted. All of such shares are subject to a lock-up agreement and cannot be sold publicly until the expiration of the restriction periods set out in the lock-up agreement (a maximum of one year after May 8, 2006) and under Rule 144 promulgated under the Securities Act of 1933. However, the holders of such shares have certain registration rights and will be able to sell their shares in the public market prior to such times if registration is effected. We also recently issued 330,000 shares of our common stock to certain of our directors and senior executive officers under our long-term incentive plan, which shares are subject to a currently effective registration statement. The presence of these additional shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

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

Persons who beneficially own approximately 80.5% of our outstanding common stock are parties to a voting agreement. These persons have agreed to vote for each other's designees to our board of directors through director elections in 2008. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction during the term of the voting agreement. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(1) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Specimen Warrant Certificate.	(1) [4.3]

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(2) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.3.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.4.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.5	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.12]

10.6	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.11]

10.7.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006. *	(9) [10.1]

10.9	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]

10.11	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.13	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.	(5) [Annex C]

31.1	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Chairman, President and Chief Executive Officer	**

32.1	Certifications pursuant to Section 1350 of the Chairman, President and Chief Executive Officer	**

*	Management contract or compensatory plan or arrangement.

** Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.
(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-K filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RAM ENERGY RESOURCES, INC.
November 13, 2006	By: /s/ Larry E. Lee

Name: Larry E. Lee Title: Chairman, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated herein by reference

4.1	Specimen Unit Certificate.	Incorporated herein by reference

4.3	Specimen Warrant Certificate.	Incorporated herein by reference

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	Incorporated herein by reference

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	Incorporated herein by reference

10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	Incorporated herein by reference

10.3.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	Incorporated herein by reference

10.4.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.5	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	Incorporated herein by reference

10.6	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.7.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006.	Incorporated herein by reference

10.9	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.	Incorporated herein by reference

10.11	Agreement between RAM and Shell Trading-US dated February 1, 2006.	Incorporated herein by reference

10.13	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.	Incorporated herein by reference

31.1	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Chairman, President and Chief Executive Officer	Filed herewith electronically

32.1	Certifications pursuant to Section 1350 of the Chairman, President and Chief Executive Officer	Filed herewith electronically