Form 10-Q/A
period 2006-06-30
RAM ENERGY RESOURCES INC
filed 2006-12-20
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

EXPLANATORY NOTE:  This Amendment No. 1 to Form 10-Q is being filed solely for the purpose of including Exhibit 10.14, which was inadvertently omitted from the previous filing.

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

(8) [4.6.2]
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

(8) [4.6.4]
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

**
31.1	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Chairman, President and Chief Executive Officer	**
31.2	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Senior Vice President and Chief Financial Officer	**
32.1	Certifications pursuant to Section 1350 of the Chairman, President and Chief Executive Officer	**
32.2	Certifications pursuant to Section 1350 of the Senior Vice President and Chief Financial Officer	**

*	Management contract or compensatory plan or arrangement.

** Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.
(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

December 19, 2006	RAM ENERGY RESOURCES, INC.
By: /s/ John M. Longmire Name: John M. Longmire Title: Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated herein by reference
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated herein by reference
4.1	Specimen Unit Certificate.	Incorporated herein by reference
4.2	Specimen Common Stock Certificate.	Incorporated herein by reference
4.3	Specimen Warrant Certificate.	Incorporated herein by reference
4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	Incorporated herein by reference
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	Incorporated herein by reference
4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference
4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference
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

Incorporated herein by reference
10.2	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	Incorporated herein by reference
10.3	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	Incorporated herein by reference
10.3.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	Incorporated herein by reference
10.4	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference
10.4.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference
10.4.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference
10.5	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	Incorporated herein by reference
10.5.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.	Incorporated herein by reference
10.6	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	Incorporated herein by reference
10.7	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.	Incorporated herein by reference
10.8	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	Incorporated herein by reference
10.9	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.	Incorporated herein by reference
10.10	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	Incorporated herein by reference

10.11	Agreement between RAM and Shell Trading-US dated February 1, 2006.	Incorporated herein by reference
10.12	Agreement between RAM and Targa dated January 30, 1998.	Incorporated herein by reference
10.13	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.	Incorporated herein by reference
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