Form 10-Q
period 2007-03-31
RAM ENERGY RESOURCES INC
filed 2007-05-14
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐    No ☒

At April 30, 2007, 41,153,530 shares of the Registrant’s Common Stock were outstanding.

2

PART I – FINANCIAL INFORMATION

Completion of Merger

On May 8, 2006, we acquired RAM Energy, Inc. through the merger of our subsidiary into RAM Energy. Upon completion of the merger, RAM Energy became our wholly owned subsidiary.

Upon consummation of the merger, the stockholders of RAM Energy received an aggregate of 25,600,000 shares of our common stock and $30.0 million of cash. Prior to consummation of the merger, RAM Energy redeemed a portion of its outstanding stock for an aggregate consideration of $10.0 million.

The merger has been accounted for as a reverse acquisition. RAM Energy has been treated as the acquiring company and continuing reporting entity for accounting purposes. Upon completion of the merger, our assets and liabilities were recorded at their fair value, which is considered to approximate historical cost, and added to those of RAM Energy. Because we had no active business operations prior to consummation of the merger, the merger has been accounted for as a recapitalization of RAM Energy.

3

ITEM 1 – FINANCIAL STATEMENTS

RAM Energy Resources, Inc.

Condensed consolidated balance sheets (in thousands, except share and per share amounts)
	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 29,287	$ 6,721
Accounts receivable -
Oil and natural gas sales	6,137	6,194
Joint interest operations, net of allowance of $189 ($187 at December 31, 2006)	338	750
Income taxes	121	121
Other, net of allowance of $43 ($33 at December 31, 2006)	109	236
Derivative assets	-	677
Prepaid expenses	749	1,013
Other current assets	141	-
Total current assets	36,882	15,712
PROPERTIES AND EQUIPMENT, AT COST:
Oil and natural gas properties and equipment, using full cost accounting	189,705	185,284
Other property and equipment	6,137	6,098
	195,842	191,382
Less accumulated amortization and depreciation	(52,042)	(48,577)
Total properties and equipment	143,800	142,805
OTHER ASSETS:
Deferred loan costs, net of accumulated amortization of $5,036 ($4,840 at December 31, 2006)	2,397	2,593
Other	618	615
Total assets	$ 183,697	$ 161,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$ 4,644	$ 7,810
Oil and natural gas proceeds due others	2,665	3,886
Related party	16	14
Other	39	31
Accrued liabilities:
Compensation	1,842	1,611
Interest	4,267	3,849
Income taxes	334	223
Derivative liabilities	83	-
Long-term debt due within one year	28,823	756
Total current liabilities	42,713	18,180
OIL & NATURAL GAS PROCEEDS DUE OTHERS	2,510	2,481
DERIVATIVE LIABILITIES	335	-
LONG-TERM DEBT	103,122	131,481
DEFERRED AND OTHER NON-CURRENT INCOME TAXES	26,337	26,677
ASSET RETIREMENT OBLIGATIONS	10,916	10,801
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 41,990,805 and 34,276,805 shares issued; 41,153,530 shares and 33,439,530 shares outstanding at March 31, 2007 and December 31, 2006, respectively	4	3
Additional paid-in capital	29,846	2,308
Treasury Stock - 837,275 shares at cost	(3,768)	(3,768)
Accumulated deficit	(28,318)	(26,438)
Stockholders’ deficit	(2,236)	(27,895)
Total liabilities and stockholders’ deficit	$ 183,697	$ 161,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

RAM Energy Resources, Inc.

Condensed consolidated statements of operations (in thousands, except share and per share amounts) (unaudited)
	Three months ended
	March 31,
	2007	2006
REVENUES AND OTHER OPERATING INCOME:
Oil and natural gas sales	$ 15,144	$ 16,810
Other	203	244
Realized and unrealized gains (losses) from derivatives	(1,084)	1,408
Total revenues and other operating income	14,263	18,462

OPERATING EXPENSES:
Oil and natural gas production taxes	824	810
Oil and natural gas production expenses	4,527	4,306
Depreciation and amortization	3,425	3,213
Accretion expense	146	133
Share-based compensation	173	-
General and administrative, overhead and other expenses, net of
operator’s overhead fees	2,346	1,959
Total operating expenses	11,441	10,421
Operating income	2,822	8,041

OTHER INCOME (EXPENSE):
Interest expense	(3,838)	(3,529)
Interest income	207	27
INCOME (LOSS) BEFORE INCOME TAXES	(809)	4,539

INCOME TAX PROVISION (BENEFIT)	(229)	1,725

Net income (loss)	$ (580)	$ 2,814

BASIC EARNINGS (LOSS) PER SHARE	$ (0.02)	$ 1,238.01
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	37,856,197	2,273

DILUTED EARNINGS (LOSS) PER SHARE	$ (0.02)	$ 1,195.41

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	37,856,197	2,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

RAM Energy Resources, Inc.

Condensed consolidated statements of cash flows (in thousands) (unaudited)
	Three months ended
	March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$ (580)	$ 2,814
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	3,425	3,213
Amortization of deferred loan costs and Senior Notes discount	206	353
Accretion expense	146	133
Loss on sale of other property and equipment	-	27
Unrealized (gain) loss on derivatives	1,054	(2,979)
Deferred income taxes	(340)	1,725
Share-based compensation	173	-
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	596	724
Prepaid expenses and other assets	123	(8)
Accounts payable	(4,377)	222
Accrued liabilities	(463)	1,705
Total adjustments	543	5,115
Net cash (used in) provided by operating activities	(37)	7,929

INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(4,468)	(5,155)
Proceeds from sales of oil and natural gas properties	47	33
Payments for other property and equipment	(39)	(425)
Net cash used in investing activities	(4,460)	(5,547)

FINANCING ACTIVITIES:
Payments on long-term debt	(338)	(4,097)
Proceeds from borrowings on long-term debt	35	3,357
Payments for deferred loan costs	-	(100)
Common stock offering, net of direct costs	27,366	-
Dividends paid	-	(500)
Net cash provided by (used in) financing activities	27,063	(1,340)

INCREASE IN CASH AND CASH EQUIVALENTS	22,566	1,042

CASH AND CASH EQUIVALENTS, beginning of period	6,721	70
CASH AND CASH EQUIVALENTS, end of period	$ 29,287	$ 1,112

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$ -	$ 25
Cash paid for interest	$ 4,487	$ 1,667

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest added to principal balance of credit facility	$ -	$ 2,026

The accompanying notes are an integral part of these condensed consolidated financial statements

6

RAM Energy Resources, Inc.

Notes to unaudited condensed consolidated financial statements

A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

1.	Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements present the financial position at March 31, 2007 and December 31, 2006 and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006 of RAM Energy Resources, Inc. and its subsidiaries (the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. Reference is made to the Company’s consolidated financial statements for the year ended December 31, 2006, for an expanded discussion of the Company’s financial disclosures and accounting policies.

2.	Nature of Operations and Organization

On May 8, 2006, Tremisis Energy Acquisition Corporation, or Tremisis, acquired RAM Energy, Inc., or RAM Energy, through the merger of a subsidiary of Tremisis into RAM Energy. The merger was accomplished pursuant to the terms of an Agreement and Plan of Merger dated October 20, 2005, as amended, among Tremisis, its subsidiary, RAM Energy and the stockholders of RAM Energy. Upon completion of the merger, RAM Energy. became a wholly-owned subsidiary of Tremisis and Tremisis changed its name to RAM Energy Resources, Inc.

Tremisis was formed in February 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in either the energy or the environmental industry. Prior to the consummation of the merger, Tremisis did not engage in an active trade or business. Prior to the merger, RAM Energy was a privately held, independent oil and natural gas company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties and the production of oil and natural gas.

Upon consummation of the merger, the stockholders of RAM Energy received an aggregate of 25,600,000 shares of Tremisis common stock and $30.0 million of cash. The merger agreement provided, among other things, that, prior to the consummation of the merger, RAM Energy was entitled to either pay its stockholders a one-time extraordinary dividend or effect one or more redemptions of a portion of its outstanding stock, although the aggregate amount of such cash payments to the RAM Energy stockholders could not exceed the difference between $40.0 million and the aggregate amount of cash they would receive from Tremisis in the merger. On April 6, 2006, RAM Energy redeemed a portion of its outstanding stock for an aggregate consideration of $10.0 million.

The merger has been accounted for as a reverse acquisition. Because Tremisis had no active business operations prior to consummation of the merger, the merger has been accounted for as a recapitalization of RAM Energy and RAM Energy has been treated as the acquirer and continuing reporting entity for accounting purposes. The assets and liabilities of Tremisis were recorded, as of completion of the merger, at fair value, which is considered to approximate historical cost, and added to those of RAM Energy.

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

4.	Earnings (Loss) Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. common stock options, grants and warrants) were exercised into common stock. Potential common shares in the diluted EPS computation are excluded for the three-month period ended March 31, 2007, as their effect would be anti-dilutive. A reconciliation of earnings or loss and weighted average shares used in computing basic and diluted EPS is as follows for the three months ended March 31 (in thousands, except share and per share amounts):

	2007	2006

Net income (loss)	$ (580)	$ 2,814

Weighted average shares – basic	37,856,197	2,273
Dilutive effect of stock options	-	81
Dilutive effect of unvested stock grants	-	-
Dilutive effect of warrants	-	-

Weighted average shares – diluted	37,856,197	2,354

Net income (loss) per share -basic	$ (0.02)	$ 1,238.01

Net income (loss) per share-diluted	$ (0.02)	$ 1,195.41

5.	Recently Issued Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). The Interpretation prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, the enterprise determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based solely on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

The cumulative effect of applying FIN 48 must be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The net impact of the cumulative effect of adopting FIN 48 was a $1.3 million decrease to retained earnings, with a corresponding increase to accrued interest related to uncertain tax positions.

The Company had unrecognized tax benefits of approximately $9.6 million as of January 1, 2007. These unrecognized tax benefits, if recognized, would be recorded as a reduction of income tax expense. There have been no material changes to these amounts during the quarter ended March 31, 2007.

The Company recognizes related interest and penalties as a component of income tax expense. Approximately $1.3 million of interest has been accrued at January 1, 2007 related to uncertain tax positions.

The Company expects that these unrecognized tax benefits will decrease by $3.7 million over the next twelve months, due to the expiration of the statute of limitations on certain open tax years. Tax years open for audit by federal and state tax authorities as of the date of adoption are the years ended December 31, 2003, 2004, and 2005. Tax years ending prior to 2003 are open for audit to the extent that net operating losses generated in those years are being carried forward or utilized in an open year. The Company is not currently under audit by any federal or state taxing authorities.

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

B - DERIVATIVE CONTRACTS

During 2007 and 2006, the Company entered into numerous derivative contracts. The Company did not formally designate these transactions as hedges as required by SFAS No. 133 in order to receive hedge accounting treatment. Accordingly, all gains and losses on the derivative financial instruments have been recorded in the statements of operations.

The Company’s derivative positions at March 31, 2007 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	per day	Price	per day	Price	per day	Price	per day	Price
Collars
2007	1,500	$52.67	1,500	$73.02	4,000	$7.62	4,000	$11.67
2008	950	$53.69	950	$86.08	4,000	$6.87	4,000	$13.53
2009	800	$50.00	800	$65.00	4,000	$7.00	4,000	$12.40

Secondary Floors					Secondary Floors
2007	-	-			4,000	$12.00
2008	-	-			-	-
2009	800	$75.00			-	-

Crude oil floors and ceilings for 2007 cover April through December. Natural gas floors and ceilings for 2007 cover May through December. Natural gas secondary floors for 2007 are for May through October. Floors and ceilings for both crude oil and natural gas cover the calendar year 2008. Crude oil floors and ceilings and natural gas floors and ceilings for 2009 cover January through March. Crude oil secondary floors for 2009 cover January through March.

The Company’s derivative positions at December 31, 2006 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	per day	Price	per day	Price	per day	Price	per day	Price
Collars
2007	1,500	$52.67	1,500	$73.24	4,177	$7.48	4,177	$11.58
2008	950	$53.69	950	$86.08	4,000	$6.87	4,000	$13.53

Secondary Floors					Secondary Floors
2007	-	-			4,000	$12.00

Crude oil contracts cover each month of 2007 and natural gas contracts are for February through December 2007. Natural gas secondary floors for 2007 are for April through October. Crude oil contracts and natural gas contracts for 2008 are for January through December.

The Company measured the fair value of its derivatives at March 31, 2007 and December 31, 2006 based on quoted market prices. Accordingly, a liability of $418,000 and an asset of $677,000 were recorded in the consolidated balance sheets at March 31, 2007 and at December 31, 2006, respectively.

C - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2007	2006

11.5% Senior Notes due 2008, net of discount	$ 28,361	$ 28,351
Credit facility	103,000	103,000
Installment loan agreements	584	886
	131,945	132,237
Less amount due within one year	28,823	756
	$ 103,122	$ 131,481

1.	Senior Notes

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

At March 31, 2007 and December 31, 2006, respectively, the unamortized original issue discount associated with the Notes totaled approximately $35,000 and $45,000, respectively.

2.	Revolving Credit Facility

On April 5, 2006, RAM Energy obtained a $300.0 million senior secured credit facility, consisting of a $150.0 million, five-year term loan facility and a $150.0 million four-year revolving credit facility. RAM Energy Resources, Inc. is not a party to or a guarantor of obligations under this credit facility.

At closing, $50.0 million of the revolving credit facility was immediately available, and $90.0 million of the term loan was advanced. The remainder of the term loan facility will be available, subject to approval of the lenders, for certain future needs, including acquisitions. The revolving credit facility will mature in April, 2010, during which time amounts may be borrowed and repaid as often as needed, subject to a borrowing base limitation that is re-determined semi-annually, based on oil and gas reserves. The term loan facility will mature in April, 2011, with permitted prepayments after the first year, subject to a prepayment premium in the second and third years of the term. Advances under the revolving credit facility will bear interest at LIBOR plus 2% per annum, while amounts outstanding under the term loan will bear interest at LIBOR plus 5.5% to 6.0% per annum. Obligations under the credit facility are secured by a first lien on substantially all of the assets of RAM Energy and its subsidiaries. The initial advance under the credit facility was used to refinance the previous credit facility, and to fund the pre-merger redemption payment permitted by the merger agreement. Subsequent advances may be used to:

•	repurchase all of RAM Energy’s outstanding 11.5% senior notes ($28.4 million principal amount); and
•	for general working capital purposes.

The credit facility contains financial covenants requiring RAM Energy to maintain certain ratios, including a current ratio, a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense, a ratio of total indebtedness to EBITDA, and a ratio of asset value to total indebtedness. In addition, the credit facility contains other affirmative and negative covenants customary in lending transactions of this nature, including the maintenance by RAM Energy of hedging contracts for a minimum and maximum amount of projected oil and natural gas production from its properties. RAM Energy was in compliance with all of its covenants in the credit facility or had obtained waivers for non-compliance at March 31, 2007.

D - SUBSIDIARY GUARANTORS

RAM Energy Resources, Inc. is not a party to, or a guarantor of obligations under, RAM Energy’s outstanding 11.5% senior notes due 2008. RAM Energy’s senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by all current and future subsidiaries of RAM Energy which are referred to as the “Subsidiary Guarantors”. The following table sets forth condensed consolidating financial information of the Subsidiary Guarantors. Currently there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to RAM Energy in the form of cash dividends, loans or advances.

The following represents the condensed consolidating balance sheets for RAM Energy Resources, Inc. (“Parent”), RAM Energy Inc. and its subsidiaries at March 31, 2007 and December 31, 2006 (in thousands):

March 31, 2007	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Current assets	$ 28,354	$ (9,905)	$ 32,598	$ (14,165)	$ 36,882
Property and equipment, net	3	14,769	129,028	-	143,800
Investment in subsidiaries	(30,633)	44,352	-	(13,719)	-
Other assets	1	2,874	140	-	3,015
Total assets	$ (2,275)	$ 52,090	$ 161,766	$ (27,884)	$ 183,697

Current liabilities	$ 1,606	$ 48,275	$ 5,697	$ (14,165)	$ 41,413
Long-term debt	-	20,574	82,548	-	103,122
Other non-current liabilities	-	3,703	10,058	-	13,761
Deferred income taxes	(2,945)	10,171	19,111	-	26,337
Total liabilities	(1,339)	82,723	117,414	(14,165)	184,633

Stockholders’ equity (deficit)	(936)	(30,633)	44,352	(13,719)	(936)
Total liabilities and stockholders’ equity (deficit)	$ (2,275)	$ 52,090	$ 161,766	$ (27,884)	$ 183,697

December 31, 2006	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Current assets	$ 1,464	$ 3,044	$ 34,113	$ (22,909)	$ 15,712
Property and equipment, net	4	13,780	129,021	-	142,805
Investment in subsidiaries	(30,723)	42,684	-	(11,961)	-
Other assets	1	3,069	138	-	3,208
Total assets	$ (29,254)	$ 62,577	$ 163,272	$ (34,870)	$ 161,725

Current liabilities	$ 1,191	$ 30,379	$ 9,519	$ (22,909)	$ 18,180
Long-term debt	-	48,945	82,536	-	131,481
Other non-current liabilities	-	3,339	9,943	-	13,282
Deferred income taxes	(2,550)	10,637	18,590	-	26,677
Total liabilities	(1,359)	93,300	120,588	(22,909)	189,620

Stockholders’ equity (deficit)	(27,895)	(30,723)	42,684	(11,961)	(27,895)
Total liabilities and stockholders’ equity (deficit)	$ (29,254)	$ 62,577	$ 163,272	$ (34,870)	$ 161,725

The following represents the condensed consolidating statements of operations and statements of cash flows for RAM Energy Resources, Inc. (“Parent”), RAM Energy Inc. and its subsidiaries for the three months ended March 31, 2007 and 2006 (in thousands):

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Three months ended March 31, 2007
Operating revenues	$ -	$ 948	$ 13,315	$ -	$ 14,263
Operating expenses	1,122	1,404	8,915	-	11,441
Operating income (loss)	(1,122)	(456)	4,400	-	2,822
Other income (expense)	258	80	(2,213)	(1,756)	(3,631)
Income (loss) before income taxes	(864)	(376)	2,187	(1,756)	(809)
Income taxes	(284)	(466)	521	-	(229)
Net income (loss)	$ (580)	$ 90	$ 1,666	$ (1,756)	$ (580)

Cash flows (used in) provided by operating activities	$ (509)	$ 1,982	$ (1,510)	$ -	$ (37)
Cash flows (used in) investing activities	-	(1,723)	(2,737)	-	(4,460)
Cash flows provided by (used in) financing activities	27,355	(308)	16	-	27,063
Increase (decrease) in cash and cash equivalents	26,846	(49)	(4,231)	-	22,566
Cash and cash equivalents, beginning of period	1,347	749	4,625	-	6,721
Cash and cash equivalents, end of period	$ 28,193	$ 700	$ 394	$ -	$ 29,287

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Three months ended March 31, 2006
Operating revenues	$ -	$ 3,078	$ 15,384	$ -	$ 18,462
Operating expenses	-	1,686	8,735	-	10,421
Operating income	-	1,392	6,649	-	8,041
Other income (expense)	-	2,478	(2,115)	(3,865)	(3,502)
Income (loss) before income taxes	-	3,870	4,534	(3,865)	4,539
Income taxes	-	1,056	669	-	1,725
Net income (loss)	$ -	$ 2,814	$ 3,865	$ (3,865)	$ 2,814

Cash flows provided by operating activities	$ -	$ 1,006	$ 6,923	$ -	$ 7,929
Cash flows (used in) investing activities	-	(609)	(4,938)	-	(5,547)
Cash flows (used in) financing activities	-	(649)	(691)	-	(1,340)
Increase (decrease) in cash and cash equivalents	-	(252)	1,294	-	1,042
Cash and cash equivalents, beginning of period	-	617	(547)	-	70
Cash and cash equivalents, end of period	$ -	$ 365	$ 747	$ -	$ 1,112

Due to intercompany allocations among the parent and its subsidiaries, the above condensed consolidating information is not intended to present the Company’s subsidiaries on a stand-alone basis.

E - COMMITMENTS AND CONTINGENCIES

In April 2002, a lawsuit was filed in the District Court for Woods County, Oklahoma against RAM Energy, certain of its subsidiaries and various other individuals and unrelated companies, by a lessor of certain oil and gas leases from which production was sold to a gathering system owned and operated by Magic Circle Energy Corporation (Magic Circle) or its wholly-owned subsidiary, Carmen Field Limited Partnership (CFLP). The lawsuit covers the period from 1977 to a current date. In 1998, both Magic Circle and CFLP became wholly-owned subsidiaries of RAM Energy. The lawsuit was filed as a class action on behalf of all royalty owners under leases owned by any of the defendants during the period Magic Circle or CFLP owned and operated the gathering system. The petition claims that additional royalties are due because Magic Circle and CFLP resold oil and gas purchased at the wellhead for an amount in excess of the price upon which royalty payments were based and paid no royalties on natural gas liquids extracted from the gas at plants downstream of the system. Other allegations include under-measurement of oil and gas at the wellhead by Magic Circle and CFLP, failure to pay royalties on take or pay settlement proceeds and failure to properly report deductions for post-production costs in accordance with Oklahoma’s check stub law.

RAM Energy and other defendants have filed answers in the lawsuit denying all material allegations set out in the petition. The Company believes that fair and proper accounting was made to the royalty owners for production from the subject leases and intends to vigorously defend the lawsuit. Plaintiffs have not specified an amount of claim, nor the time period covered. Management is unable to estimate a range of potential loss, if any, related to this lawsuit, and accordingly no amounts have been recorded in the consolidated financial statements. In the event the court should find RAM Energy and its related defendants liable for damages in the lawsuit, a former joint venture partner is contractually obligated to pay a portion of any damages assessed against the defendant lessees up to a maximum contribution of approximately $2.8 million. In addition, under the terms of the merger agreement pursuant to which the Company acquired RAM Energy, the former stockholders of RAM Energy agreed to indemnify the Company against any and all loss, cost, liability or expense incurred by the Company or any of its subsidiaries, including RAM Energy and its subsidiaries, arising out of matters specified in the merger agreement, including the lawsuit. Upon consummation of the merger, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of Company common stock received by such stockholders in the merger to secure the indemnification obligation, which shares will remain in escrow until final disposition of the lawsuit.

The Company is also involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

F - CAPITAL STOCK

On May 8, 2006, the Company acquired RAM Energy by merger in exchange for an issuance of 25,600,000 shares of common stock and $30.0 million in cash. RAM Energy is now a wholly-owned subsidiary of the Company. As a result of the merger, RAM Energy was recapitalized so that the historical basis of its assets and liabilities remain intact. The only operations of the parent company included in the results of operations for 2006 are those that occurred subsequent to the date of the merger.

Also, on May 8, 2006, the shareholders of the Company approved the Company’s 2006 Long-Term Incentive Plan (the “Plan”), effective upon the consummation of the Company’s acquisition by merger of RAM Energy. The Company reserved a maximum of 2,400,000 shares of its common stock for issuance under the Plan. At the request of the grantees, the Company may repurchase shares to satisfy the grantees’ federal and state income tax withholding requirements, as permitted by the Plan. Any repurchased shares will be held by the Company as treasury stock. As of March 31, 2007, we had remaining a maximum of 1,209,195 shares of common stock reserved for issuance upon the exercise of options that may be granted and pursuant to awards that may be made under the Plan.

The Company granted Incentive Stock Awards under the Plan as set forth in the following table. Each of the grants (except the grants made on May 8, 2006) vests in equal increments over a five-year period from the date of grant. The Incentive Stock Awards granted on May 8, 2006 vested in full on June 8, 2006. At the request of certain of the grantees, on June 8, 2006, the Company repurchased 98,100 of these shares at $6.04 per share, the closing market price of the Company’s common stock as of that date, to satisfy the grantees’ federal and state income tax withholding requirements, as permitted by the Plan. The repurchased shares are held by the Company as treasury stock at March 31, 2007.

Shares Granted			Shares Repurchased
Date	Number	Closing Price	Date	Number	Closing Price
May 8, 2006	330,000	$ 6.72	June 8, 2006	98,100	$ 6.04
November 10, 2006	646,805	$ 5.06
March 12, 2007	200,000	$ 4.18
March 19, 2007	14,000	$ 4.25

On September 22, 2006, the Company purchased 739,175 shares of its common stock in a privately negotiated transaction. The purchase price was $4.295 per share, and the shares are included in treasury stock at March 31, 2007.

On February 13, 2007, the Company completed a public offering of 7,500,000 shares of its common stock, priced at $4.00 per share. Net proceeds of the offering were $27.4 million and will be used to provide additional working capital for general corporate purposes, including acquisition, development, exploitation and exploration of oil and natural gas properties, and reduction of indebtedness.

G - DEFERRED COMPENSATION

On April 21, 2004 RAM Energy adopted a Deferred Bonus Compensation Plan (the “Deferred Bonus Plan”) for its senior management employees. The Deferred Bonus Plan was designed to provide additional compensation for significant business transactions with a portion of each bonus to be deferred to encourage retention of key employees. During 2005 three members of senior management were granted awards. Each award provides for a total cash compensation of $75,000 and vests on each anniversary date for three years beginning on July 1, 2005. Receipt of the award is contingent on the members being employed on the anniversary date. Should there be a change of control or involuntary termination, as defined in the award contract, each member will become fully vested in his award. Compensation expense is recorded on a straight-line basis. No awards were granted during 2006 or for the quarter ended March 31, 2007.

H - FINANCIAL CONDITION AND MANAGEMENT PLANS

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, for the three months ended March 31, 2007, the Company reported a net loss of approximately $580,000 as compared to net income of $2.8 million for the three months ended March 31, 2006. The condensed consolidated financial statements also show a total stockholder’s deficit of approximately $936,000 and a working capital deficit of $4.5 million at March 31, 2007. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management believes that the combination of borrowings currently available to the Company under its revolving credit facility of $37.0 million, the remaining balance of unrestricted cash and cash flows from operations will be sufficient to satisfy its currently expected capital expenditures, working capital and debt service obligations for the foreseeable future. The actual amount and timing of future capital requirements may differ materially from estimates as a result of, among other things, changes in product pricing and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of natural gas and oil properties or equity or debt securities. Management cannot assure that any such financing will be available on acceptable terms or at all.

I - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2006, approximately $50,000 of expenses for the shareholders of RAM Energy are included in general and administrative expenses in the consolidated statements of operations, some of which may be personal in nature. These expenses were incurred by RAM Energy prior to its acquisition by the Company.

J – SUBSEQUENT EVENTS

On May 10, 2007, the Company executed a definitive agreement with an unaffiliated, privately held company to purchase leases on which there are 120 wells in the Permian Basin area of Southeast New Mexico and West Texas. The Company is acquiring a 100 percent working interest in all of the leases and will become the operator at closing, which is scheduled for May 15, 2007. The aggregate purchase price for the wells is $18.5 million and is subject to customary closing conditions and adjustments.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Principal Properties

We own properties located in Texas, Louisiana, Oklahoma, Mississippi, New Mexico, Wyoming and Arkansas, together with a small interest in an undeveloped acreage block located offshore California. However, our principal fields/areas are as follows:

•	Electra/Burkburnett Area, Wichita and Wilbarger Counties, Texas

•	Boonsville Area, Jack and Wise Counties, Texas

•	Barnett Shale, Jack and Wise Counties, Texas

First Quarter Drilling and Acquisition Activity

During the three months ended March 31, 2007:
•

We participated in the drilling of 14 gross (14.00 net) development wells and four gross (0.67 net) exploratory wells. All but two of the development wells were capable of commercial production. One of the exploratory wells was completed as a producing well and three were in various stages of completion.

•

We drilled 14 net wells in the Electra/Burkburnett area, of which 10 were completed as producing wells and two of which were in various stages of completion at the end of the first quarter. We own a 100% working interest in and operate all 14 of the wells. The remaining two wells have been temporarily abandoned.

•	Our capital expenditures totaled $4.5 million, of which approximately $3.0 million was allocated to lower risk development activities and $1.5 million was allocated to exploration activities.

•

We continue to acquire and interpret additional seismic data covering a portion of our Barnett Shale acreage. As a result, we currently own 35 square miles of 3-D seismic data covering our 27,700 gross (6,800 net) acres in the Barnett Shale. The seismic data is being used to target additional drilling locations. At March 31, 2007, we owned an interest in nine Barnett Shale producing wells, two of which we operate, six of which are operated by Devon Energy, as successor to Chief Oil & Gas, Inc. and one of which is operated by EOG Resources, Inc.

•

In addition, another Devon Energy operated well is in the completion stage, and the first of three EOG operated wells is drilling ahead. RAM had previously proposed to EOG and other joint owners these three wells in an effort to accelerate the development of the company’s Barnett Shale acreage. RAM has recently proposed a fourth well to EOG.

•	In our 15,000 acre Wolfcamp Shale play in West Texas, we are continuing to test two vertical wells drilled in the fourth quarter of 2006.

•

We are continuing to participate in a gas exploration play in the Arkoma Basin. At March 31, 2007, the Weyerhauser 8-22 was drilling and currently is in the process of being completed. We also elected to participate in the drilling of another proposed well, the Weyerhauser 10-22, which was commenced in the second quarter.

First Quarter Producing Activities

During the three months ended March 31, 2007:

•	the aggregate net production from all of our oil and natural gas properties was 313,000 Boe, or an average of 3,478 Boe per day;

•

the aggregate net production attributable to our interest in our Electra/Burkburnett properties was 160,015 Bbls of oil and 13,189 Bbls of NGLs, or 173,204 Boe, and the average daily production from these properties for the period was 1,778 Bbls of oil and 147 Bbls of NGLs, or 1,924 Boe per day;

•

the aggregate net production attributable to our interest in our Boonsville shallow gas properties (above the Marble Falls) was 101 MMcf of natural gas and 18,781 Bbls of NGLs, or 35,537 Boe, and the average daily production from these properties for the period was 1,117 Mcf of natural gas and 209 Bbls of NGLs, or 395 Boe per day; and

•

the aggregate net production attributable to our interest in our currently producing Barnett Shale wells was 1,498 Bbls of oil, 713 Bbls of NGLs, and 99 MMcf of natural gas, or 18,686 Boe, and the average daily production from these properties for the period was 17 Bbls of oil, 8 Bbls of NGLs, and 1,098 Mcf of natural gas, or 208 Boe per day.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our oil and natural gas production, and prices and costs attributable to all oil and natural gas properties owned by us, for the three months ended March 31, 2007. Average realized prices reflect the actual realized prices received by us, before and after giving effect to the results of our derivative contract settlements. Our derivative activities are financial, and our production of oil, NGLs, and natural gas, and the average realized prices we receive from our production, are not affected by our derivative arrangements.

Production volumes:
Oil (MBbls)	181
NGL (MBbls)	35
Natural gas (MMcf)	582
Total (Mboe)	313
Average sale prices received:
Oil (per Bbl)	$56.37
NGL (per Bbl)	$37.94
Natural gas (per Mcf)	$6.21
Total per Boe	$48.41

Cash effect of derivative contracts:
Oil (per Bbl)	$0.01
NGL (per Bbl)	$0.00
Natural gas (per Mcf)	($0.05)
Total per Boe	($0.10)

Average prices computed after cash effect
of settlement of derivative contracts:
Oil (per Bbl)	$56.38
NGL (per Bbl)	$37.94
Natural gas (per Mcf)	$6.15
Total per Boe	$48.31

Cash expenses (per Boe):
Oil and natural gas production taxes	$2.63
Oil and natural gas production expenses	$14.47
General and administrative	$7.50
Share-based compensation	$0.55
Interest (excluding amortization)	$12.27
Total per Boe	$37.42

Capital expenditures (per Boe):	$14.28

Acquisition, Development and Exploration Capital Expenditures

The following table presents information regarding our net costs incurred in our acquisitions of proved and unproved properties, and our development and exploration activities during the three months ended March 31, 2007 (in thousands):

Development costs	$2,997
Exploration costs	1,460
Proved property acquisition costs	-
Unproved property acquisition costs	11
Total costs incurred	$4,468

Results of Operations

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Revenues and Other Operating Income. Our revenues and other operating income decreased by $4.2 million, or 23%, for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. The decrease was a result of decreased oil and natural gas sales and unrealized losses on derivatives, discussed below. The following table summarizes our oil and natural gas production volumes, average sales prices and period to period comparisons, including the effect on our oil and natural gas sales, for the periods indicated:

	Three months ended
	March 31,		Increase
	2006	2007	(Decrease)

Oil and natural gas sales (in thousands):	$16,810	$15,144	(9.9)%
Production volumes:
Oil (MBbls)	187	181	(3.1)%
NGL (MBbls)	31	35	12.9%
Natural gas (MMcf)	600	582	(3.1)%
Total Mboe	318	313	(1.6)%
Average sale prices:
Oil (per Bbl)	$61.05	$56.37	(7.7)%
NGL (per Bbl)	$39.02	$37.94	(2.8)%
Natural gas (per Mcf)	$6.97	$6.21	(10.9)%
Per Boe	$52.85	$48.41	(8.4)%

Oil and Natural Gas Sales. Our oil and natural gas revenues decreased by $1.7 million, or 10%, for the quarter ended March 31, 2007, as compared to the quarter ended March 31, 2006, due to a 2% decrease in production and an 8% decrease in product prices.

For the quarter ended March 31, 2007, our oil production decreased by 3%, our NGL production increased by 13%, and our natural gas production decreased by 3%, compared to the quarter ended March 31, 2006. Our average realized sales price for oil was $56.37 per barrel for the quarter ended March 31, 2007, a decrease of 8% compared to $61.05 per barrel for the same quarter in the previous year. Our average realized NGL price for the quarter ended March 31, 2007 was $37.94 per barrel, a 3% decrease compared to $39.02 per barrel for the quarter ended March 31, 2006. Our average realized natural gas price was $6.21 per Mcf for the first quarter of 2007, a decrease of 11% compared to $6.97 per Mcf for the first quarter of 2006.

Other Revenues. Other revenues for the quarter ended March 31, 2007 decreased $41,000, or 17%, compared to the quarter ended March 31, 2006.

Realized and Unrealized Gain (Loss) from Derivatives. For the quarter ended March 31, 2007, our loss from derivatives was $1.1 million, compared to a gain of $1.4 million for the quarter ended March 31, 2006. Our gains and losses during these periods were the net result of recording actual contract settlements, the premium costs paid for various derivative contracts, and unrealized mark-to-market values of RAM Energy’s derivative contracts.

	Three months ended March 31,
	2006	2007
Contract settlements and premium costs:
Oil	$ (1,228)	$ 1
Natural gas	(343)	(31)
Realized (losses)	(1,571)	(30)
Mark-to-market gains (losses):
Oil	(570)	(407)
Natural gas	3,549	(647)
Unrealized gains (losses)	2,979	(1,054)
Realized and unrealized gains (losses)	$ 1,408	$ (1,084)

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $824,000 for the quarter ended March 31, 2007, compared to $810,000 for the comparable quarter of the previous year. Production taxes are based on realized prices at the wellhead. As revenues from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 5.4% for the quarter ended March 31, 2007, compared to 4.8% for the quarter ended March 31, 2006. Our oil and natural gas production taxes were higher in the quarter ended March 31, 2007 than in the comparable quarter of 2006 because we produced and sold more natural gas in state with a higher tax rate than in the comparable quarter of 2006.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $4.5 million for the quarter ended March 31, 2007, an increase of $221,000, or 5%, from the $4.3 million for the quarter ended March 31, 2006. The increase was primarily due to higher workover costs. For the quarter ended March 31, 2007, our oil and natural gas production expense was $14.47 per Boe compared to $13.54 per Boe for the quarter ended March 31, 2006, an increase of 7%. As a percentage of oil and natural gas sales, oil and natural gas production expense was 30% for the quarter ended March 31, 2007, a 4% increase compared to the first quarter in 2006.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $212,000, or 7%, for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. The increase was a result of higher capitalized costs due to increased drilling. On an equivalent basis, our amortization of the full-cost pool of $3.3 million was $10.46 per Boe for the quarter ended March 31, 2007, an increase per Boe of 10% compared to $3.0 million, or $9.50 per Boe for the quarter ended March 31, 2006.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $146,000 for the quarter ended March 31, 2007, compared to $133,000 for the first quarter in 2006.

Share-Based Compensation. Our Board of Directors awarded grants in accordance with our 2006 Long-Term Incentive Plan on the following dates and in the following amounts of shares of our common stock to certain key employees: on November 11, 2006 - 646,805 shares; on March 12, 2007 – 200,000 shares; and on March 19, 2007 – 14,000 shares. Each of these grants vest in equal increments over a five year period. The share-based compensation on these grants was calculated using the closing price per share on each of the grant dates of $5.06, $4.18, and $4.25, respectively. The total share-based compensation on all these grants will be recognized over the five year vesting period. For the quarter ended March 31, 2007, we recognized a total of $173,000 share-based compensation on these grants.

General and Administrative Expense. For the quarter ended March 31, 2007, our general and administrative expense was $2.3 million, compared to $2.0 million for the quarter ended March 31, 2006, an increase of $387,000, or 20%. The increase is primarily due to increased salary expense and an increased number of employees.

Interest Income. Interest income was $207,000 for the first quarter of 2007 compared to $27,000 for the first quarter of the previous year. The increase was due to higher cash balances resulting from proceeds held from the common stock offering which closed in February of 2007.

Interest Expense. Our interest expense increased by $309,000, to $3.8 million for the quarter ended March 31, 2007, compared to $3.5 million incurred for the first quarter of the previous year. This increase of 9% was due to higher interest rates and higher outstanding indebtedness during the 2007 period.

Income Taxes. For the quarter ended March 31, 2007, we recorded an income tax benefit of $229,000, on a pre-tax loss of $809,000. For the quarter ended March 31, 2006, our income tax expense was $1.7 million, on a pre-tax income of $4.5 million. The effective tax rate was 28% for the first quarter of 2007 and 38% for the first quarter of 2006.

Net Income. Our net loss was $580,000 for the quarter ended March 31, 2007, compared to a net income of $2.8 million for the quarter ended March 31, 2006. The decrease in our net income for the first quarter of 2007 resulted from decreased oil and natural gas sales and losses from derivatives.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $29.3 million and $37.0 million was available under our revolving credit facility. At that date, we had $131.9 million of indebtedness outstanding, including $103.0 million under our credit facility, $28.4 million principal amount ($28.3 million net of the original issue discount) of indebtedness evidenced by RAM Energy’s 11½% senior notes due 2008, and $600,000 in other indebtedness.

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

At March 31, 2007 RAM Energy was in compliance with all of its covenants in the Guggenheim facility except with respect to a financial covenant requiring the maintenance of a ratio of EBITDA to interest expense. RAM Energy obtained a waiver from the lender of the lack of compliance with that covenant at March 31, 2007.

Senior Notes. In 1998, RAM Energy issued $115.0 million principal amount of its 11½% senior notes which mature February 15, 2008. Currently, we are not a party to, or a guarantor of, the senior notes or of any obligations under the indenture covering the senior notes. At March 31, 2007, RAM Energy had outstanding $28.4 million aggregate principal amount of its senior notes. The notes bear interest at an annual rate of 11½%, payable semi-annually on each February 15 and August 15. Pursuant to a Second Supplemental Indenture executed in November 2002, substantially all of the restrictive covenants and certain events of default contained in the original indenture were eliminated.

Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net income (loss), adjustments to reconcile net income to cash provided (used) before changes in working capital, and changes in working capital. For the three months ended March 31, 2007, our net loss was $580,000, as compared with net income of $2.8 million for the three months ended March 31, 2006. Adjustments (primarily non-cash items such as depreciation and amortization, unrealized gain or loss on derivatives, share-based compensation and deferred income taxes) were $4.7 million for the three months ended March 31, 2007 compared to $2.5 million for the first three months of 2006, an increase of $2.2 million. Unrealized gain or loss on derivatives offset by changes in deferred income taxes caused most of this increase. Working capital changes for the three months ended March 31, 2007 were a negative $4.1 million, compared with positive changes of $2.6 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, in total, net cash used by operating activities was $37,000 compared to $7.9 million of net cash provided by operations for the first three months of the previous year.

Cash Flow From Investing Activities. For the three months ended March 31, 2007, net cash used in our investing activities was $4.5 million in payments for oil and gas properties and equipment. For the three months ended March 31, 2006, net cash used in our investing activities was $5.5 million, consisting of $5.1 million in payments for oil and gas properties and $425,000 for other property and equipment additions.

Cash Flow From Financing Activities. For the three months ended March 31, 2007, net cash provided by our financing activities was $27.1 million, compared to net cash used of $1.3 million for the three months ended

March 31, 2006. The cash provided in the first quarter of 2007 included $27.4 million in net proceeds from a common stock offering, partially offset by a $300,000 net debt decrease.

Capital Commitments

During the three months ended March 31, 2007, we had capital expenditures of $4.5 million relating to our oil and gas operations, of which $3.0 million was allocated to drilling new development wells, and $1.5 million was for exploratory costs. We initially budgeted an aggregate of $30.3 million for similar capital expenditures for the year 2007. However, the amount and timing of our capital expenditures may vary depending on the rate at which we expand and develop our oil and natural gas properties. We may require additional financing for future acquisitions and to refinance our debt before or at its final maturities.

Subsequent Events

We increased our 2007 non-acquisition capital expenditure budget by $6.0 million to $36.3 million due to increased drilling and developmental activity on our Barnett Shale acreage. The 20% increase is a result of additional drilling on our inventory of seismically identified locations.

We have executed a definitive agreement with an unaffiliated, privately held company to purchase leases on which are located 120 wells in the Permian Basin area of Southeast New Mexico and West Texas. We are acquiring a 100 percent working interest in all of the leases and will become the operator at closing, which is scheduled for May 15, 2007. The aggregate purchase price for the leases is $18.5 million and is subject to customary closing conditions and adjustments. Daily net production from these wells totaled 232 barrels of oil and 290 thousand cubic feet of gas during the month of January 2007, and net cash flow from these wells for calendar year 2006 totaled $4.1 million.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying amounts reported in our consolidated balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and variable rate long-term debt approximate their fair values. Based on management estimates, the fair value of RAM Energy’s senior notes exceeded their carrying value at March 31, 2007 by approximately $0.7 million.

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on our borrowings, other than the RAM Energy’s senior notes. We have not used interest rate derivative instruments to manage our exposure to interest rate changes.

Oil and Natural Gas Marketing and Derivative Status

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

During the quarter ended March 31, 2007, Shell Trading-US accounted for $8.9 million, or approximately 59% and Targa Midstream Services accounted for $1.7 million, or approximately 11%, of our revenue from the sales of oil and natural gas.

To reduce exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow, we periodically utilize various derivative strategies to manage the price received for a portion of our future oil and natural gas production. We have not established derivatives in excess of our expected production.

Our derivative positions at March 31, 2007 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	per day	Price	per day	Price	per day	Price	per day	Price
Collars
2007	1,500	$52.67	1,500	$73.02	4,000	$7.62	4,000	$11.67
2008	950	$53.69	950	$86.08	4,000	$6.87	4,000	$13.53
2009	800	$50.00	800	$65.00	4,000	$7.00	4,000	$12.40

Secondary Floors					Secondary Floors
2007	-	-			4,000	$12.00
2008	-	-			-	-
2009	800	$75.00			-	-

Crude oil floors and ceilings for 2007 cover April through December. Natural gas floors and ceilings for 2007 cover May through December. Natural gas secondary floors for 2007 are for May through October. Floors and ceilings for both crude oil and natural gas cover the calendar year 2008. Crude oil floors and ceilings and natural gas floors and ceilings for 2009 cover January through March. Crude oil secondary floors for 2009 cover January through March.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2007. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

The description of our plans and expectations set forth herein, including expected capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans and expectations involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans and expectations include, without limitation, our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our business successfully and to compete effectively in our business against competitors with greater financial, marketing and other resources, and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or expected capital expenditures, or to reflect the occurrence of unanticipated events.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Previously reported. Reference is made to Item 1 in the Registrant’s annual report on Form 10-K for the year ended December 31, 2006, for a discussion of pending legal proceedings to which the Registrant is a party.

ITEM 1A – RISK FACTORS

Previously reported.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(13) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Specimen Warrant Certificate.	(12) [4.3]

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(12) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

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

(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.1]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.12]

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

10.4.1	Second Amended and Restated Voting Agreement	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006.*	(9) [10.1]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.7]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. *	(5) [Annex C]

10.13

Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.

(11) [10.14]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004*	(12) [10.14]

31.1	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Chairman, President and Chief Executive Officer	**

31.2	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Senior Vice President and Chief Financial Officer	**

32.1	Certifications pursuant to Section 1350 of the Chairman, President and Chief Executive Officer	**

32.2	Certifications pursuant to Section 1350 of the Senior Vice President and Chief Financial Officer	**

*	Management contract or compensatory plan or arrangement.

** Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.
(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(10)	Filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 as the exhibit number indicated in brackets and incorporated by reference herein.
(11)	Filed as an exhibit to Registrant’s Form 10-Q/A dated December 20, 2006 as the exhibit number indicated in brackets and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-`138922) as the exhibit number indicated in brackets and incorporated by reference herein.
(13)	Filed as an exhibit to Registrant’s Form 8-K dated February 2, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RAM ENERGY RESOURCES, INC.

May 14, 2007	/s/ Larry E. Lee
Name: Larry E. Lee
Title: Chairman, President and Chief Executive Officer

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated herein by reference

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated herein by reference

4.1	Specimen Unit Certificate.	Incorporated herein by reference

4.2	Specimen Common Stock Certificate.	Incorporated herein by reference

4.3	Specimen Warrant Certificate.	Incorporated herein by reference

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	Incorporated herein by reference

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	Incorporated herein by reference

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference

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

Incorporated herein by reference

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	Incorporated herein by reference

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	Incorporated herein by reference

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	Incorporated herein by reference

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	Incorporated herein by reference

10.4.1	Second Amended and Restated Voting Agreement	Incorporated herein by reference

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.	Incorporated herein by reference

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006.	Incorporated herein by reference

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	Incorporated herein by reference

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.	Incorporated herein by reference

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	Incorporated herein by reference

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	Incorporated herein by reference

10.11	Agreement between RAM and Targa dated January 30, 1998.	Incorporated herein by reference

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006.	Incorporated herein by reference

10.12	Long-Term Incentive Plan of the Registrant.	Incorporated herein by reference

10.13

Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.

Incorporated herein by reference

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004	Incorporated herein by reference

31.1	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Chairman, President and Chief Executive Officer	Filed herewith electronically

31.2	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Senior Vice President and Chief Financial Officer	Filed herewith electronically

32.1	Certifications pursuant to Section 1350 of the Chairman, President and Chief Executive Officer	Filed herewith electronically

32.2	Certifications pursuant to Section 1350 of the Senior Vice President and Chief Financial Officer	Filed herewith electronically