Form 10-K/A
period 2006-12-31
RAM ENERGY RESOURCES INC
filed 2007-08-10
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K/A is being filed by RAM Energy Resources, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007. This Form 10-K/A is being filed to:

•	Amend Part II, Item 6, to clarify the accounting treatment of the reverse merger recapitalization of RAM Energy, Inc.

•

Amend Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to expand the disclosure to explain the downturn in average daily production during 2006 compared to 2005.

•	Amend Part II, Item 8—Financial Statements, to:

(a)	Revise the Company’s Statements of Stockholders’ Deficit and to make corresponding changes to the related reported earnings per share;

(b)	Revise Note A, Item 5—Natural Gas Sales and Gas Imbalances, to explain why the Company’s asset values of its natural gas under-produced positions in 2006 and 2005 are classified as non-current assets; and

(c)	Revise Note O—Share Based Compensation, to reflect that at December 31, 2006, the Company did not have outstanding any options under its 2006 Long-Term Incentive Plan.

•	Amend Part IV, Item 15—Financial Statements and Exhibits, to include the consent of UHY LLP to its report included in the Form 10-K/A.

PART II

Item 6.	Selected Consolidated Financial Data

We acquired RAM Energy effective May 8, 2006, by the merger of our wholly owned subsidiary with and into RAM Energy. For accounting and financial reporting purposes, the merger was accounted for as a reverse acquisition and, in substance, as a capital transaction, because we had no active business operations prior to consummation of the merger. Accordingly, for accounting and financial reporting purposes, the merger was treated as the equivalent of RAM Energy issuing stock for our net monetary assets accompanied by a recapitalization. Our net monetary assets have been stated at historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of RAM Energy has been carried forward. Operations prior to the merger are those of RAM Energy.

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

Selected Consolidated Financial Data

(in thousands, except share data)

	Year Ended December 31,
	2002	2003	2004	2005 (1)	2006
Revenues and Other Operating Income:
Oil and natural gas sales	$10,166	$20,053	$17,975	$66,243	$68,015
Gain on sale of subsidiary	—	—	12,139	—
Other	163	170	338	851	640
Realized and unrealized gains (losses) from derivatives	(146)	(203)	(793)	(11,695)	1,589

Total revenues and other operating income	10,183	20,020	29,659	55,399	70,244
Operating Expenses:
Oil and natural gas production taxes	1,044	1,408	1,263	3,320	3,329
Oil and natural gas production expenses	3,023	3,527	3,600	16,099	18,266
Depreciation and amortization	2,947	4,098	3,273	12,972	13,252
Accretion expense	—	48	78	510	535
Share-based compensation	—	—	—	—	2,308
General and administrative, net of operator’s overhead fees	5,858	6,331	6,601	8,610	9,300

Total operating expenses	12,872	15,412	14,815	41,511	46,990

Operating income (loss)	(2,689)	4,608	14,844	13,888	23,254
Other Income (Expense):
Gain on early extinguishment of debt	32,883	—	—	—	—
Interest expense	(9,240)	(4,912)	(5,070)	(12,614)	(17,050)
Interest income	277	41	35	75	309

Income (Loss) from Continuing Operations Before Income Taxes	21,231	(263)	9,809	1,349	6,513
Income Tax Provision (Benefit)	7,975	228	3,733	806	1,465

Income (Loss) from Continuing Operations	13,256	(491)	6,076	543	5,048

Discontinued operations:
Loss from discontinued operations	(18,016)	(1,723)	—	—	—
Income tax benefit	(6,846)	(655)	—	—	—

Loss from discontinued operations	(11,170)	(1,068)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	2,086	(1,559)	6,076	543	5,048
Cumulative effect of change in accounting principle (net of tax benefit of $275)	—	(448)	—	—	—

Net income (loss)	$2,086	$(2,007)	$6,076	$543	$5,048

Selected Consolidated Financial Data (continued)

(in thousands, except share data)

	Year Ended December 31,
	2002	2003	2004	2005 (1)	2006
Per Share Data (Restated)
Net income (loss) per share attributable to common stockholders—basic
Income (loss) from continuing operations	$0.42	$(0.02)	$0.20	$0.02	$0.16
Loss from discontinued operations	(0.35)	(0.03)	—	—	—
Cumulative effect of change in accounting principle	—	(0.01)	—	—	—

Net income (loss) per share	$0.07	$(0.06)	$0.20	$0.02	$0.16

Cash dividends per share	$—	$0.03	$0.04	$0.05	$0.02
Earnings (loss) per share:
Basic	$0.07	$(0.06)	$0.20	$0.02	$0.16
Diluted	0.07	(0.06)	0.20	0.02	0.16
Weighted average shares outstanding:
Basic	31,790,743	31,790,743	29,706,104	26,492,286	30,808,065
Diluted	31,790,743	31,790,743	29,706,104	26,492,286	32,105,885

Statement of Cash Flow Data
Cash provided by (used in):
Operating activities	$(14,842)	$5,774	$1,793	$18,359	$30,537
Investing activities	(46)	7,422	(64,852)	(12,554)	(25,317)
Financing activities	(3,731)	(12,333)	62,116	(6,910)	1,431

Other Data
Capital expenditures (2)	$6,700	$5,258	$102,719	$13,528	$28,145
EBITDA	473	8,670	18,153	33,747	33,419

	As of December 31,
	2002	2003	2004	2005 (1)	2006

Balance Sheet Data
Total assets	$62,192	$45,908	$140,324	$143,276	$161,725
Long-term debt, including current portion	56,267	46,057	117,344	112,846	132,237
Stockholders’ deficit	(16,842)	(19,653)	(19,912)	(20,769)	(27,895)

(1)	We acquired WG Energy Holdings, Inc. in December 2004.
(2)	Includes costs of acquisitions.

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

Part II

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

For the year ended December 31, 2006, our average daily production was 3,533 Boe, a decrease of 8% compared with average daily production during calendar year 2005 of 3,848 Boe. A Reversionary interest burdening the Company’s properties in its Boonsville shallow gas area vested in September 2005 and, accordingly, reduced the Company’s interest in the related properties. This interest represented 136 Boe per day in 2005, or 4% of average daily production in 2006. The vesting of this reversionary interest caused a 4% decrease in average daily production in 2006. The remaining 4% decrease in average daily production resulted from weather-related downtime, and natural declines in production.

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

Part II

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

As discussed in Note S, the accompanying consolidated financial statements have been restated.

/s/ UHY LLP

Houston, Texas

April 2, 2007 (except for effect of the

restatement discussed in Note S,

as to which the date is August 8, 2007)

RAM Energy Resources, Inc.

Consolidated balance sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2006	2005
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,721	$70
Accounts receivable:
Oil and natural gas sales	6,194	7,422
Joint interest operations, net of allowance of $187 ($31 at December 31, 2005)	750	566
Related party	—	142
Income taxes	121	—
Other, net of allowance of $33 ($13 at December 31, 2005)	236	175
Derivative assets	677	—
Prepaid expenses	1,013	756
Other current assets	—	484

Total current assets	15,712	9,615
PROPERTIES AND EQUIPMENT, AT COST:
Oil and natural gas properties and equipment, using full cost accounting	185,284	160,704
Other property and equipment	6,098	7,276

	191,382	167,980
Less accumulated amortization and depreciation	(48,577)	(36,848)

Total properties and equipment	142,805	131,132
OTHER ASSETS:
Deferred loan costs, net of accumulated amortization of $4,840 ($4,905 at December 31, 2005)	2,593	1,613
Other	615	916

Total assets	$161,725	$143,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$7,810	$4,343
Oil and natural gas proceeds due others	3,886	3,201
Related party	14	41
Other	31	—
Accrued liabilities:
Compensation	1,611	749
Interest	3,849	1,745
Income taxes	223	146
Derivative liabilities	—	3,510
Long-term debt due within one year	756	560

Total current liabilities	18,180	14,295
OIL & NATURAL GAS PROCEEDS DUE OTHERS	2,481	1,972
LONG-TERM DEBT	131,481	112,286
DEFERRED AND OTHER NON-CURRENT INCOME TAXES	26,677	25,300
ASSET RETIREMENT OBLIGATION	10,801	10,192
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value, 100,000,000 and 30,000,000 shares authorized, 34,276,805 and 26,492,286 shares issued, 33,439,530 and 26,492,286 outstanding at December 31, 2006 and 2005, respectively	3	2
Additional paid-in capital	2,308	94
Treasury stock—837,275 shares at cost	(3,768)	—
Accumulated deficit	(26,438)	(20,865)

Stockholders’ deficit	(27,895)	(20,769)

Total liabilities and stockholders’ deficit	$161,725	$143,276

The accompanying notes are an integral part of these consolidated financial statements.

RAM Energy Resources, Inc.

Consolidated statements of operations

(in thousands, except share and per share amounts)

	Years ended December 31,
	2006	2005	2004
	(Restated)	(Restated)	(Restated)
REVENUES AND OTHER OPERATING INCOME:
Oil and natural gas sales	$68,015	$66,243	$17,975
Gain on sale of subsidiary	—	—	12,139
Other	640	851	338
Realized and unrealized gains (losses) from derivatives	1,589	(11,695)	(793)

Total revenues and other operating income	70,244	55,399	29,659
OPERATING EXPENSES:
Oil and natural gas production taxes	3,329	3,320	1,263
Oil and natural gas production expenses	18,266	16,099	3,600
Depreciation and amortization	13,252	12,972	3,273
Accretion expense	535	510	78
Share-based compensation	2,308	—	—
General and administrative, overhead and other expenses, net of operator’s overhead fees	9,300	8,610	6,601

Total operating expenses	46,990	41,511	14,815

Operating income	23,254	13,888	14,844
OTHER INCOME (EXPENSE):
Interest expense	(17,050)	(12,614)	(5,070)
Interest income	309	75	35

INCOME BEFORE INCOME TAXES	6,513	1,349	9,809
INCOME TAX PROVISION	1,465	806	3,733

Net income	$5,048	$543	$6,076

BASIC EARNINGS PER SHARE	$0.16	$0.02	$0.20

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	30,808,065	26,492,286	29,706,104

DILUTED EARNINGS PER SHARE	$0.16	$0.02	$0.20

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	32,105,885	26,492,286	29,706,104

The accompanying notes are an integral part of these consolidated financial statements.

RAM Energy Resources, Inc.

Consolidated statements of stockholders’ deficit

Years ended December 31, 2006, 2005, and 2004

(In thousands, except share amounts)

(Restated)

	Common Stock Shares Restated	Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Stockholders’ Deficit
BALANCE, January 1, 2004	31,790,743	$3	$112	$(19,768)	$—	$(19,653)
Net income	—	—	—	6,076	—	6,076
Dividends declared	—	—	—	(1,200)	—	(1,200)
Purchase and cancellation of Common Shares, August 10, 2004	(5,298,457)	(1)	(18)	(5,116)	—	(5,135)

BALANCE, December 31, 2004	26,492,286	$2	$94	$(20,008)	$—	$(19,912)
Net income	—	—	—	543	—	543
Dividends declared	—	—	—	(1,400)	—	(1,400)

BALANCE, December 31, 2005	26,492,286	$2	$94	$(20,865)	$—	$(20,769)
Net income	—	—	—	5,048	—	5,048
Stock redemption and cancellation, April 6, 2006	(892,286)	—	(93)	(9,699)	—	(9,792)
Net cost of acquisition, less cash acquired, May 8, 2006	7,700,000	1	(1)	(422)	—	(422)
Dividends paid	—	—	—	(500)	—	(500)
Repurchase of stock	—	—	—	—	(3,768)	(3,768)
Share-based compensation	976,805	—	2,308	—	—	2,308

BALANCE, December 31, 2006	34,276,805	$3	$2,308	$(26,438)	$(3,768)	$(27,895)

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

3. Properties and Equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. The Company currently has no material capitalized costs related to unevaluated properties. All capitalized costs are included in the amortization base as of December 31, 2006 and 2005.

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

The Company follows the entitlement method of accounting for natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company’s net interest is recorded as a gas balancing asset or liability. At December 31, 2006, the Company’s net underproduced position was approximately 175,000 Mcf with an associated noncurrent asset of approximately $262,000, which is recorded in other assets on the consolidated balance sheet. At December 31,

2005, the Company’s net underproduced position was approximately 162,000 Mcf with an associated noncurrent asset of approximately $237,000. Natural gas imbalances are normally settled at the end of the productive life of the respective underlying properties.

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

	2006	2005	2004
	(Restated)	(Restated)	(Restated)
BASIC INCOME PER SHARE:
Net income	$5,048	$543	$6,076

Weighted average shares	30,808,065	26,492,286	29,706,104

Basic net income per share	$0.16	$0.02	$0.20

DILUTED INCOME PER SHARE:
Net income	$5,048	$543	$6,076

Weighted average shares—basic	30,808,065	26,492,286	29,706,104
Dilutive effect of unvested stock grants	78,864	—	—
Dilutive effect of warrants	1,218,956	—	—

Weighted average shares assuming dilutive effect of stock options	32,105,885	26,492,286	29,706,104

Diluted net income per share	$0.16	$0.02	$0.20

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

O—SHARE-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted the provisions of SFAS No. 123R, as required, effective January 1, 2006. At December 31, 2006, the Company had no outstanding options.

On May 8, 2006, the Company’s stockholders approved its 2006 Long-Term Incentive Plan (the “Plan”). The Company reserved a maximum of 2,400,000 shares of its common stock for issuances under the Plan. The Company believes that the awards made under the Plan will better align the interests of its employees with those of its stockholders. The Plan includes a provision that, at the request of a grantee, the Company may repurchase shares to satisfy the grantee’s federal and state income tax withholding requirements. All repurchased shares will be held by the Company as treasury stock. As of December 31, 2006, a maximum of 1,423,195 shares of common stock remained reserved for issuance upon the exercise of options that may be granted and pursuant to awards that may be made under the Plan.

The Company granted Incentive Stock Awards under the Plan as set forth in the following table. Each grant (except the grants made on May 8, 2006) vests in equal increments over a five-year period from the date of grant. The Incentive Stock Awards granted on May 8, 2006 vested in full on June 8, 2006. At the request of certain of the grantees, on June 8, 2006, the Company repurchased 98,100 of these shares included in such Awards at $6.04 per share, the closing market price of the Company’s common stock as of that date, to satisfy the requesting grantees’ federal and state income tax withholding requirements. The repurchased shares were held by the Company as treasury stock at December 31, 2006.

Shares Granted			Shares Repurchased
Date	Number	Closing Price	Date	Number	Closing Price
May 8, 2006	330,000	$6.72	June 8, 2006	98,100	$6.04
November 10, 2006	646,805	$5.06

A summary of the status of the non-vested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at May 8, 2006	—	$—
Granted	976,805	$5.62
Vested	330,000	$6.72
Forfeited	—	$—

Nonvested at December 31, 2006	646,805	$5.06

As of December 31, 2006, the Company had $3.2 million of unrecognized compensation cost related to non-vested, share-based compensation related to awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.1 years. The aggregate fair market value of shares that vested during the year ended December 31, 2006 was $2.3 million.

P—SUBSEQUENT EVENT

On February 13, 2007, the Company completed a public offering in which it issued 7,500,000 shares of its common stock, priced at $4.00 per share. Net proceeds of the offering were $27.4 million and will be used to provide additional working capital for general corporate purposes, including acquisition, development, exploitation and exploration of oil and natural gas properties, and reduction of indebtedness.

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

R—Supplementary Data

Selected Quarterly Financial Data (unaudited)

RAM Energy Resources, Inc.

	2006 - Quarter Ended
	December 31,	September 30,	June 30,	March 31,
			(Restated)	(Restated)
	($ in thousands except per share data)
Net revenue	$15,620	$22,187	$13,975	$18,462
Net operating expenses	12,255	11,084	13,230	10,421

Operating income (loss)	3,365	11,103	745	8,041
Interest expense	(3,837)	(3,906)	(5,778)	(3,529)
Interest income	71	129	82	27

Income before income taxes	(401)	7,326	(4,951)	4,539
Income tax provision (benefit)	(1,459)	3,081	(1,882)	1,725

Net income (loss)	$1,058	$4,245	$(3,069)	$2,814

Basic net income (loss) applicable to common stockholders per common share	$0.03	$0.13	$(0.10)	$0.11
Diluted net income (loss) applicable to common stockholders per common share	$0.03	$0.13	$(0.10)	$0.11

	2005 - Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(Restated)	(Restated)	(Restated)	(Restated)
	($ in thousands except per share data)
Net revenue	$22,889	$5,975	$11,768	$14,767
Net operating expenses	11,883	10,671	9,400	9,557

Operating income (loss)	11,006	(4,696)	2,368	5,210
Interest expense	(3,845)	(3,145)	(2,851)	(2,773)
Interest income	34	19	13	9

Income before income taxes	7,195	(7,822)	(470)	2,446
Income tax provision (benefit)	3,028	(2,972)	(179)	929

Net income (loss)	$4,167	$(4,850)	$(291)	$1,517

Basic net income (loss) applicable to common stockholders per common share	$0.16	$(0.18)	$(0.01)	$0.06
Diluted net income (loss) applicable to common stockholders per common share	$0.16	$(0.18)	$(0.01)	$0.06

S—Restatement

The accompanying consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 have been restated as described below.

1)	Recalculation of weighted average shares outstanding and earnings per share.

The stockholders of RAM Energy, Inc. received 25,600,000 shares of Tremisis common stock and $30 million in cash upon consummation of a merger on May 8, 2006. The Company has accounted for the merger as a reverse acquisition, treated as a recapitalization of RAM Energy, Inc. However, the Company’s statements of stockholders’ deficit originally reflected the historical shares held by the Tremisis shareholders, rather than the shares issued in the merger with RAM Energy, Inc., the accounting acquirer. Accounting for a reverse merger requires that the past share activity of the entity gaining control be recast using the exchange ratio to reflect the equivalent number of shares received in the acquisition, while also adjusting common stock and additional paid-in capital of any difference in par value of the stock. Accordingly, the Company has restated the shares outstanding and earnings per share.

Changes to earnings per share are summarized in the table below:

	Years ended December 31,
	2006	2005	2004
Net Income	$5,048,000	$543,000	$6,076,000

AS ORIGINALLY REPORTED:
Weighted average shares—basic	24,347,607	7,700,000	5,739,057
Dilutive effect of unvested stock grants	92,148	—	—
Dilutive effect of warrants	1,218,956	—	—

Weighted average shares—diluted	25,658,711	7,700,000	5,739,057

Basic earnings per share	$0.21	$0.07	$1.06

Diluted earnings per share	$0.20	$0.07	$1.06

AS RESTATED:
Weighted average shares—basic	30,808,065	26,492,286	29,706,104
Dilutive effect of unvested stock grants	78,864	—	—
Dilutive effect of warrants	1,218,956	—	—

Weighted average shares—diluted	32,105,885	26,492,286	29,706,104

Basic earnings per share	$0.16	$0.02	$0.20

Diluted earnings per share	$0.16	$0.02	$0.20

Changes to quarterly information are summarized in the table below:

	2006 - Quarter Ended
	December 31,	September 30,	June 30,	March 31,
AS ORIGINALLY REPORTED:
Basic net income (loss) applicable to common stockholders per common share	$0.03	$0.13	$(0.13)	$1,238.01

Diluted net income (loss) applicable to common stockholders per common share	$0.03	$0.13	$(0.13)	$1,195.41

	2005 - Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Basic net income (loss) applicable to common stockholders per common share	$0.54	$(0.63)	$(0.04)	$667.40

Diluted net income (loss) applicable to common stockholders per common share	$0.54	$(0.63)	$(0.04)	$644.44

	2006 - Quarter Ended
	December 31,	September 30,	June 30,	March 31,
AS RESTATED:
Basic net income (loss) applicable to common stockholders per common share	$0.03	$0.13	$(0.10)	$0.11

Diluted net income (loss) applicable to common stockholders per common share	$0.03	$0.13	$(0.10)	$0.11

	2005 - Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Basic net income (loss) applicable to common stockholders per common share	$0.16	$(0.18)	$(0.01)	$0.06

Diluted net income (loss) applicable to common stockholders per common share	$0.16	$(0.18)	$(0.01)	$0.06

2)	Recalculation of shares issued at December 31, 2006.

Shares issued at December 31, 2006, as disclosed in the balance sheet and in the consolidated statement of stockholders’ deficit were restated to include 646,805 restricted shares issued and granted on November 1, 2006, but not vested. This change does not have any effect on earnings or earnings per share.

The change to shares issued at December 31, 2006 is summarized below:

AS ORIGINALLY REPORTED	33,630,000
Restricted shares issued November 1, 2006	646,805

AS RESTATED	34,276,805

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

(a) (3) Exhibits

The following exhibits are filed as a part of this report:

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(1) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Specimen Warrant Certificate.	(1) [4.3]

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(2) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

Exhibit	Description	Method of Filing

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.12]

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.11]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006, *	(9) [10.1]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]

10.90	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(8) [10.14]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004*	(12) [10.14]

21.1	Subsidiaries of the Registrant	(12) [21.1]

23.1	Consent of UHY LLP	(14) [23.1]

23.1.1	Consent of UHY LLP – restated financial statements	**

23.2	Consent of Forest A. Garb & Associates, Inc.	(14) [23.2]

23.3	Consent of Williamson Petroleum Consultants, Inc.	(14) [23.3]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer	**

32.1	Section 1350 Certification of our Principal Executive Officer	**

32.2	Section 1350 Certification of our Principal Financial Officer	**

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-K filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on April 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on August 9, 2007.

RAM ENERGY RESOURCES, INC.

By	/S/ LARRY E. LEE
Larry E. Lee, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A report has been signed by the following persons in the capacities indicated, on August 9, 2007.

Signature	Title

/S/ LARRY E. LEE Larry E. Lee	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/S/ JOHN M. LONGMIRE John M. Longmire	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ SEAN P. LANE Sean P. Lane	Director

/S/ GERALD R. MARSHALL Gerald R. Marshall	Director

John M. Reardon	Director

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(1) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Specimen Warrant Certificate.	(1) [4.3]

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(2) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

Exhibit	Description	Method of Filing

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.12]

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.11]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006, *	(9) [10.1]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]

10.90	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(8) [10.14]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004*	(12) [10.14]

21.1	Subsidiaries of the Registrant	(12) [21.1]

23.1	Consent of UHY LLP	(14) [23.1]

23.1.1	Consent of UHY LLP – restated financial statements	**

23.2	Consent of Forest A. Garb & Associates, Inc.	(14) [23.2]

23.3	Consent of Williamson Petroleum Consultants, Inc.	(14) [23.3]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer	**

32.1	Section 1350 Certification of our Principal Executive Officer	**

32.2	Section 1350 Certification of our Principal Financial Officer	**

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-K filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed on April 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.