Form 10-Q/A
period 2007-03-31
RAM ENERGY RESOURCES INC
filed 2007-08-10
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On August 9, 2007, we amended our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007. The Form 10-K/A was filed to restate our prior period financial statements to:

• Clarify the accounting treatment of the reverse merger recapitalization of RAM Energy, Inc.; and

• Revise our Statements of Stockholders’ Deficit and to make corresponding changes to the related reported earnings per share.

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on May 14, 2007, to:

•	Amend Part I – Financial Information, to

(a)	Revise our condensed consolidated balanace sheets to reflect changes in stockholders’ deficit;

(b)	Revise our condensed consolidated statements of operations to reflect changes to our basic and diluted weighted average shares outstanding and basic and diluted earnings (loss) per share.

•	Revise Item 4 – Controls and procedures to advise of the filing of our Form 10-K/A and comment on the effect thereof.

•	Amend Part II – Item 6 – Exhibits to include certifications by our Chief Executive Officer and Chief Financial Officer.

For more information regarding the restatement, please refer to note K to our unaudited condensed consolidated financial statements.

1

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

RAM Energy Resources, Inc.

Condensed consolidated statements of operations (in thousands, except share and per share amounts) (unaudited)
	Three months ended
	March 31,
	2007	2006
REVENUES AND OTHER OPERATING INCOME:	(Restated)	(Restated)
Oil and natural gas sales	$ 15,144	$ 16,810
Other	203	244
Realized and unrealized gains (losses) from derivatives	(1,084)	1,408
Total revenues and other operating income	14,263	18,462

OPERATING EXPENSES:
Oil and natural gas production taxes	824	810
Oil and natural gas production expenses	4,527	4,306
Depreciation and amortization	3,425	3,213
Accretion expense	146	133
Share-based compensation	173	-
General and administrative, overhead and other expenses, net of
operator’s overhead fees	2,346	1,959
Total operating expenses	11,441	10,421
Operating income	2,822	8,041

OTHER INCOME (EXPENSE):
Interest expense	(3,838)	(3,529)
Interest income	207	27
INCOME (LOSS) BEFORE INCOME TAXES	(809)	4,539

INCOME TAX PROVISION (BENEFIT)	(229)	1,725

Net income (loss)	$ (580)	$ 2,814

BASIC EARNINGS (LOSS) PER SHARE	$ (0.02)	$0.11
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	37,209,392	26,492,286

DILUTED EARNINGS (LOSS) PER SHARE	$ (0.02)	$0.11

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	37,209,392	26,492,286

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

On May 8, 2006, Tremisis Energy Acquisition Corporation, or Tremisis, acquired RAM Energy, Inc., or RAM Energy, through the merger of a subsidiary of Tremisis into RAM Energy. The merger was accomplished pursuant to the terms of an Agreement and Plan of Merger dated October 20, 2005, as amended, among Tremisis, its subsidiary, RAM Energy and the stockholders of RAM Energy. Upon completion of the merger, RAM Energy became a wholly-owned subsidiary of Tremisis and Tremisis changed its name to RAM Energy Resources, Inc.

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

The merger has been accounted for as a reverse acquisition. Because Tremisis had no active business operations prior to consummation of the merger, the merger has been accounted for as a recapitalization of RAM Energy and RAM Energy has been treated as the acquirer and continuing reporting entity for accounting purposes. The assets and liabilities of Tremisis have been stated at historical cost, and added to those of RAM Energy.

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

	2007	2006
	(Restated)	(Restated)

Net income (loss)	$ (580)	$ 2,814

Weighted average shares – basic and diluted	37,209,392	26,492,286

Net income (loss) per share -basic and diluted	$ (0.02)	$0.11

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

E - COMMITMENTS AND CONTINGENCIES

In April 2002, a lawsuit was filed in the District Court for Woods County, Oklahoma against RAM Energy, certain of its subsidiaries and various other individuals and unrelated companies, by a lessor of certain oil and gas leases from which production was sold to a gathering system owned and operated by Magic Circle Energy Corporation (Magic Circle) or its wholly-owned subsidiary, Carmen Field Limited Partnership (CFLP). The lawsuit covers the period from 1977 to a current date. In 1998, both Magic Circle and CFLP became wholly-

owned subsidiaries of RAM Energy. The lawsuit was filed as a class action on behalf of all royalty owners under leases owned by any of the defendants during the period Magic Circle or CFLP owned and operated the gathering system. The petition claims that additional royalties are due because Magic Circle and CFLP resold oil and gas purchased at the wellhead for an amount in excess of the price upon which royalty payments were based and paid no royalties on natural gas liquids extracted from the gas at plants downstream of the system. Other allegations include under-measurement of oil and gas at the wellhead by Magic Circle and CFLP, failure to pay royalties on take or pay settlement proceeds and failure to properly report deductions for post-production costs in accordance with Oklahoma’s check stub law.

RAM Energy and other defendants have filed answers in the lawsuit denying all material allegations set out in the petition. The Company believes that fair and proper accounting was made to the royalty owners for production from the subject leases and intends to vigorously defend the lawsuit. Plaintiffs have not specified an amount of claim, nor the time period covered. Management is unable to estimate a range of potential loss, if any, related to this lawsuit, and accordingly no amounts have been recorded in the consolidated financial statements. In the event the court should find RAM Energy and its related defendants liable for damages in the lawsuit, a former joint venture partner is contractually obligated to pay a portion of any damages assessed against the defendant lessees up to a maximum contribution of approximately $2.8 million. In addition, upon consummation of the merger, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of Company common stock received by such stockholders in the merger as a fund to indemnify the Company against any and all loss, cost, liability or expense incurred by the Company or any of its subsidiaries, including RAM Energy and its subsidiaries, arising out of matters specified in the merger agreement, including the lawsuit. These shares will remain in escrow until final disposition of the lawsuit.

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

K – RESTATEMENT

The accompanying consolidated financial statements for the three months ended March 31, 2007 and 2006 have been restated as described below.

1)	Recalculation of weighted average shares outstanding and earnings per share.

The stockholders of RAM Energy, Inc. received 25,600,000 shares of Tremisis common stock and $30 million in cash upon consummation of a merger on May 8, 2006. We have accounted for the merger as a reverse acquisition, treated as a recapitalization of RAM Energy, Inc. However, our original statements of stockholders’ deficit reflect the historical shares held by the Tremisis shareholders, rather than the shares issued in the merger with RAM Energy, Inc., the accounting acquirer. Accounting for a reverse merger requires that the past share activity of the entity gaining control be recast using the exchange ratio to reflect the equivalent number of shares received in the acquisition, while also adjusting common stock and additional paid-in capital for any difference in par value of the stock. Accordingly, we have restated the shares outstanding and earnings per share as summarized in the table below:

	3/31/2007	3/31/2006

Net income (loss) (in thousands)	$ (580)	$ 2,814

AS ORIGINALLY REPORTED:
Weighted average shares - basic	37,856,197	2,273
Dilutive effect of stock options	-	81

Weighted average shares - diluted	37,856,197	2,354

Basic earnings per share	$ (0.02)	$ 1,238.01
Diluted earnings per share	$ (0.02)	$ 1,195.41

AS RESTATED:
Weighted average shares - basic and diluted	37,209,392	26,492,286

Earnings per share – basic and diluted	$ (0.02)	$ 0.11

2)	Recalculation of weighted average shares outstanding at March 31, 2007.

Weighted average shares outstanding for the three months ended March 31, 2007 were restated to exclude 646,805 restricted shares issued and granted on November 1, 2006, but not vested. This change does not have any effect on earnings or earnings per share.

The change to weighted average shares outstanding for the three months ended March 31, 2007 is summarized below:

AS ORIGINALLY REPORTED	37,856,197
Restricted shares issued November 1, 2006	(646,805)
AS RESTATED	37,209,392

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

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based on this review, our CEO and CFO concluded that, as of December 31, 2006, our disclosure controls and procedures were effective, despite the restatement discussed below, to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

On August 9, we filed an amended 10-K and restated our financial statements as of December 31, 2006 and 2005 to change the accounting for outstanding common shares and related earnings per share related to our reverse acquisition that closed in May 2006. The restatement was isolated to one component of accounting for a reverse acquisition, a transaction that is non-routine and which will not occur again in the future, and did not affect our earnings. Our CEO and CFO concluded that this one-time restatement did not constitute a material weakness in our internal control over financial reporting.

As part of our adoption of Sarbanes-Oxley Section 404, effective for the Company as of December 31, 2007, we are evaluating our controls over the accounting for non-routine transactions and will enhance such controls as we determine necessary.

There has been no other change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) - 15(f)) during the quarter ended March 31, 2007 that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

RAM ENERGY RESOURCES, INC.

August 9, 2007	/s/ Larry E. Lee
Name: Larry E. Lee
Title: Chairman, President and Chief Executive Officer

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated herein by reference

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated herein by reference

4.1	Specimen Unit Certificate.	Incorporated herein by reference

4.2	Specimen Common Stock Certificate.	Incorporated herein by reference

4.3	Specimen Warrant Certificate.	Incorporated herein by reference

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	Incorporated herein by reference

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	Incorporated herein by reference

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference

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