Form 10-Q
period 2007-06-30
RAM ENERGY RESOURCES INC
filed 2007-08-10
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

                                                                                                                 i

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

Yes ☐    No ☒

At August 6, 2007, 41,232,861 shares of the Registrant’s Common Stock were outstanding.

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

The merger was accounted for as a reverse acquisition. RAM Energy has been treated as the acquiring company and continuing reporting entity for accounting purposes. Upon completion of the merger, our assets and liabilities were recorded at historical cost, and added to those of RAM Energy. Because we had no active business operations prior to consummation of the merger, the merger has been accounted for as a recapitalization of RAM Energy.

Restatement of Prior Period Financial Statements

On August 9, 2007, we amended our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007, and our Form 10-Q for the first quarter of 2007, as filed with the Securities and Exchange Commission on May 14, 2007. The Form 10-K/A and Form 10-Q/A were filed to restate our prior period financial statements to:

•	Clarify the accounting treatment of the reverse merger recapitalization of RAM Energy, Inc.; and
•	Revise our Statements of Stockholders’ Deficit and to make corresponding changes to the related reported earnings per share.

ITEM 1 – FINANCIAL STATEMENTS

RAM Energy Resources, Inc.
Condensed consolidated balance sheets
(in thousands, except share and per share amounts)
	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 28,519	$ 6,721
Accounts receivable:
Oil and natural gas sales	6,756	6,194
Joint interest operations, net of allowance of $189
($187 at December 31, 2006)	240	750
Income taxes	20	121
Other, net of allowance of $29 ($33 at December 31, 2006)	184	236
Derivative assets	-	677
Prepaid expenses	691	1,013
Other current assets	156	-
Total current assets	36,566	15,712

PROPERTIES AND EQUIPMENT, AT COST:
Oil and natural gas properties and equipment, using full cost	213,749	185,284
Other property and equipment	6,207	6,098
	219,956	191,382
Less accumulated amortization and depreciation	(56,214)	(48,577)
Total properties and equipment	163,742	142,805
OTHER ASSETS:
Deferred loan costs, net of accumulated amortization of $5,232
($4,840 at December 31, 2006)	2,201	2,593
Other	764	615
Total assets	$ 203,273	$ 161,725

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$ 6,283	$ 7,810
Oil and natural gas proceeds due others	3,022	3,886
Related party	44	14
Other	109	31
Accrued liabilities:
Compensation	746	1,611
Interest	5,489	3,849
Income taxes	369	223
Derivative liabilities	133	-
Long-term debt due within one year	28,665	756
Total current liabilities	44,860	18,180

OIL & NATURAL GAS PROCEEDS DUE OTHERS	2,558	2,481
DERIVATIVE LIABILITIES	545	-
LONG-TERM DEBT	119,103	131,481
DEFERRED AND OTHER NON-CURRENT INCOME TAXES	26,612	26,677
ASSET RETIREMENT OBLIGATION	10,933	10,801
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 42,050,136 and 34,276,805 shares issued; 41,212,861 shares and 33,439,530 shares outstanding at June 30, 2007 and December 31, 2006, respectively	4	3
Additional paid-in capital	30,067	2,308
Treasury stock - 837,275 shares at cost	(3,768)	(3,768)
Accumulated deficit	(27,641)	(26,438)
Stockholders' deficit	(1,338)	(27,895)
Total liabilities and stockholders' deficit	$ 203,273	$ 161,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed consolidated statements of operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
REVENUES AND OTHER OPERATING INCOME:
Oil and natural gas sales	$ 17,883	$ 17,973	$ 33,027	$ 34,783
Realized and unrealized losses on derivatives	(207)	(4,178)	(1,291)	(2,770)
Other	99	180	302	424
Total revenues and other operating income	17,775	13,975	32,038	32,437

OPERATING EXPENSES:
Oil and natural gas production taxes	1,026	874	1,850	1,684
Oil and natural gas production expenses	4,683	4,607	9,210	8,913
Amortization and depreciation	4,129	3,311	7,554	6,524
Accretion expense	144	132	290	265
Share-based compensation	221	2,218	394	2,218
General and administrative, overhead and other
expenses, net of operators’ overhead fees	2,578	2,088	4,924	4,047
Total operating expenses	12,781	13,230	24,222	23,651
Operating income	4,994	745	7,816	8,786

OTHER INCOME (EXPENSE):
Interest expense	(3,990)	(5,778)	(7,828)	(9,307)
Interest income	313	82	520	109
INCOME (LOSS) BEFORE INCOME TAXES	1,317	(4,951)	508	(412)

INCOME TAX PROVISION (BENEFIT)	415	(1,882)	186	(157)

NET INCOME (LOSS)	$ 902	$ (3,069)	$ 322	$ (255)

EARNINGS (LOSS) PER SHARE:
Basic	$ 0.02	$ (0.10)	$ 0.01	$ (0.01)
Diluted	$ 0.02	$ (0.10)	$ 0.01	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,292,725	30,389,287	38,759,576	28,451,552
Diluted	40,384,374	30,389,287	38,850,432	28,451,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed consolidated statements of cash flows
(in thousands)
(unaudited)
	Six months ended
	June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$ 322	$ (255)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and depreciation-
Oil and natural gas properties and equipment	7,250	6,176
Amortization of deferred loan costs and Senior notes discount	413	562
Charge off of unamortized deferred loan costs	-	1,055
Other property and equipment	304	348
Accretion expense	290	265
Unrealized (gain) loss on derivatives	1,156	(844)
Deferred income taxes	(66)	(157)
Share-based compensation	394	2,218
Gain on disposal of other property and equipment	-	(99)
Changes in operating assets and liabilities -
Accounts receivable	101	1,093
Prepaid expenses and other current assets	166	567
Accounts payable	(2,283)	616
Income taxes payable	146	(109)
Accrued liabilities and other	(697)	3,930
Total adjustments	7,174	15,621
Net cash provided by operating activities	7,496	15,366

INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(28,515)	(10,493)
Proceeds from sales of oil and natural gas properties and equipment	50	3,502
Payments for other property and equipment	(109)	(566)
Proceeds from sales and disposals of other property and equipment	-	366
Net cash used in investing activities	(28,574)	(7,191)

FINANCING ACTIVITIES:
Payments on long-term debt	(546)	(87,508)
Payments of loan fees	-	(2,977)
Proceeds from borrowings on long-term debt	16,056	106,454
Common stock offering, net of direct costs	27,366	-
Stock redemption	-	(9,792)
Repurchase of stock	-	(593)
Payments of merger costs	-	(4,187)

Cash acquired in merger	-	3,801
Dividends paid	-	(500)
Net cash provided by financing activities	42,876	4,698

INCREASE IN CASH AND CASH EQUIVALENTS	21,798	12,873

CASH AND CASH EQUIVALENTS, beginning of period	6,721	70
CASH AND CASH EQUIVALENTS, end of period	$28,519	$12,943

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$ 7,300	$ 2,618
Cash paid for income taxes	$ 5	$ 109

DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrued interest added to principal balance of revolving Credit Facility	$ -	$ 2,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.

Notes to unaudited condensed consolidated financial statements

A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF

PRESENTATION

1.	Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements present the financial position at June 30, 2007 and December 31, 2006 and the results of operations and cash flows for the three and six month periods ended June 30, 2007 and 2006 of RAM Energy Resources, Inc. and its subsidiaries (the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. Reference is made to the Company’s consolidated financial statements for the year ended December 31, 2006, for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

The merger was accounted for as a reverse acquisition. Because Tremisis had no active business operations prior to consummation of the merger, the merger has been accounted for as a recapitalization of RAM Energy and RAM Energy has been treated as the acquirer and continuing reporting entity for accounting purposes. The assets and liabilities of Tremisis have been stated at historical cost and added to those of RAM Energy.

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

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. common stock options, grants and warrants) were exercised into common stock. Potential common shares in the diluted EPS computation are excluded for the three and six-month period ended June 30, 2006, as their effect would be anti-dilutive. A reconciliation of earnings or loss and weighted average shares used in computing basic and diluted EPS is as follows for the three and six months ended June 30 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net income (loss)	$ 902	$ (3,069)	$ 322	$ (255)

Weighted average shares - basic	40,292,725	30,389,287	38,759,576	28,451,552

Dilutive effect of unvested stock grants	91,649	-	90,856	-

Weighted average shares - diluted	40,384,374	30,389,287	38,850,432	28,451,552

Basic earnings (loss) per share	$ 0.02	$ (0.10)	$ 0.01	$ (0.01)

Diluted earnings (loss) per share	$ 0.02	$ (0.10)	$ 0.01	$ (0.01)

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

The Company had unrecognized tax benefits of approximately $9.6 million as of January 1, 2007. These unrecognized tax benefits, if recognized, would be recorded as a reduction of income tax expense. There have been no material changes to these amounts during the six months ended June 30, 2007.

The Company recognizes related interest and penalties as a component of income tax expense. Approximately $1.5 million of interest was accrued at January 1, 2007 related to uncertain tax positions.

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

The Company’s derivative positions at June 30, 2007 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	per day	Price	per day	Price	per day	Price	per day	Price
Collars
2007	1,500	$ 52.67	1,500	$ 72.58	4,000	$ 7.70	4,000	$ 12.67
2008	1,500	$ 56.01	1,500	$ 83.39	4,000	$ 6.87	4,000	$ 13.53
2009	765	$ 56.55	765	$ 75.35	4,000	$ 7.00	4,000	$ 10.98

	Secondary Floors				Secondary Floors
Year	per day	Price			per day	Price
2007	-	-			4,000	$ 12.00
2008	-	-			-	-
2009	800	$ 75.00			-	-

Crude oil floors and ceilings for 2007 cover July through December. Natural gas floors and ceilings for 2007 cover August through December. Natural gas secondary floors for 2007 are for August through October. Floors and ceilings for both crude oil and natural gas cover the calendar year 2008. Crude oil floors and ceilings and natural gas floors and ceilings for 2009 cover January through September. Crude oil secondary floors for 2009 cover January through March.

The Company measured the fair value of its derivatives at June 30, 2007 and December 31, 2006 based on quoted market prices. Accordingly, a current liability of $133,000 and a long-term liability of $545,000 were recorded in the consolidated balance sheet at June 30, 2007 and a current asset of $677,000 was recorded in the consolidated balance sheet at December 31, 2006.

C - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2007	December 31, 2006

11.5% Senior Notes due 2008, net of discount	$ 28,372	$ 28,351
Credit Facility	119,000	103,000
Installment loan agreements	396	886
	147,768	132,237
Less amount due within one year	28,665	756

$ 119,103	$ 131,481

1.	Senior Notes

In February 1998 the Company completed the sale of $115.0 million of 11.5% Senior Notes due 2008 in a public offering of which $28.4 million remained outstanding at December 31, 2006 and 2005. The Senior Notes are senior unsecured obligations of the Company and are redeemable at the option of the Company in whole or in part, at any time on or after February 15, 2005, at prices ranging from 111.5% to 103.8% of face amount to their scheduled maturity in February 2008.

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

At June 30, 2007 and December 31, 2006, respectively, the unamortized original issue discount associated with the Notes totaled approximately $24,000 and $45,000, respectively.

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

The credit facility contains financial covenants requiring RAM Energy to maintain certain ratios, including a current ratio, a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense, a ratio of total indebtedness to EBITDA, and a ratio of asset value to total indebtedness. In addition, the credit facility contains other affirmative and negative covenants customary in lending transactions of this nature, including the maintenance by RAM Energy of hedging contracts for a minimum and maximum amount of projected oil and natural gas production from its properties. RAM Energy was in compliance with all of its covenants in the credit facility at June 30, 2007.

On August 8, 2007 the credit facility was amended by transferring $40.0 million of the outstanding term facility to the revolving credit facility. . The revolving facility borrowing base was increased to $100.0 million from $50.0 million. Interest rates were lowered from LIBOR plus 5.5% per annum on the term facility to LIBOR plus 5% per annum, and from LIBOR plus 2% per annum on the revolving facility to LIBOR plus a range of 1.25% to 2.0%, depending on usage. In addition, certain financial covenants were changed effective June 30, 2007.

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

The following represents the condensed consolidating balance sheets for RAM Energy Resources, Inc. (“Parent”), RAM Energy Inc. and its subsidiaries at June 30, 2007 and December 31, 2006 (in thousands):

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjusments	Total Consolidated Amounts

June 30, 2007
Current assets	$ 26,114	$ (10,912)	$ 36,765	$ (15,401)	$ 36,566
Property and equipment, net	12	34,469	129,261	-	163,742
Investment in subsidiaries	(29,055)	47,115	-	(18,060)	-
Other assets	1	2,823	141	-	2,965
Total assets	$ (2,928)	$ 73,495	$ 166,167	$ (33,461)	$ 203,273

Current liabilities	$ 2,047	$ 51,790	$ 6,424	$ (15,401)	$ 44,860
Long-term debt	-	36,569	82,534	-	119,103
Other non-current liabilities	-	3,947	10,089	-	14,036
Deferred income taxes	(3,637)	10,244	20,005	-	26,612
Total liabilities	(1,590)	102,550	119,052	(15,401)	204,611

Stockholders’ equity (deficit)	(1,338)	(29,055)	47,115	(18,060)	(1,338)
Total liabilities and stockholders’ equity (deficit)	$ (2,928)	$ 73,495	$ 166,167	$ (33,461)	$ 203,273

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjusments	Total Consolidated Amounts

December 31, 2006
Current assets	$ 1,464	$ 3,044	$ 34,113	$ (22,909)	$ 15,712
Property and equipment, net	4	13,780	129,021	-	142,805
Investment in subsidiaries	(30,723)	42,684	-	(11,961)	-
Other assets	1	3,069	138	-	3,208
Total assets	$ (29,254)	$ 62,577	$ 163,272	$ (34,870)	$ 161,725

Current liabilities	$ 1,191	$ 30,379	$ 9,519	$ (22,909)	$ 18,180
Long-term debt	-	48,945	82,536	-	131,481
Other non-current liabilities	-	3,339	9,943	-	13,282
Deferred income taxes	(2,550)	10,637	18,590	-	26,677
Total liabilities	(1,359)	93,300	120,588	(22,909)	189,620

Stockholders’ equity (deficit)	(27,895)	(30,723)	42,684	(11,961)	(27,895)
Total liabilities and stockholders’ equity (deficit)	$ (29,254)	$ 62,577	$ 163,272	$ (34,870)	$ 161,725

The following represents the condensed consolidating statements of operations and statements of cash flows for RAM Energy Resources, Inc. (“Parent”), RAM Energy Inc. and its subsidiaries for the three months and six months ended June 30, 2007 and 2006 (in thousands):

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Three months ended June 30, 2007
Operating revenues	$ 17	$ 3,161	$ 14,597	$ -	$ 17,775
Operating expenses	1,510	2,428	8,843	-	12,781
Operating income (loss)	(1,493)	733	5,754	-	4,994
Other expense	1,844	810	(2,096)	(4,235)	(3,677)
Income (loss) before income taxes	351	1,543	3,658	(4,235)	1,317
Income taxes	(551)	72	894	-	415
Net income (loss)	$ 902	$ 1,471	$ 2,764	$ (4,235)	$ 902

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Three months ended June 30, 2006
Operating revenues	$ -	$ (2,192)	$ 16,167	$ -	$ 13,975
Operating expenses	2,451	1,299	9,480	-	13,230
Operating income (loss)	(2,451)	(3,491)	6,687	-	745
Other expense	(1,544)	(614)	(2,230)	(1,308)	(5,696)
Income (loss) before income taxes	(3,995)	(4,105)	4,457	(1,308)	(4,951)
Income taxes	(926)	(2,545)	1,589		(1,882)
Net income (loss)	$ (3,069)	$ (1,560)	$ 2,868	$ (1,308)	$ (3,069)

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Six months ended June 30, 2007
Operating revenues	$ 17	$ 4,109	$ 27,912	$ -	$ 32,038
Operating expenses	2,632	3,832	17,758	-	24,222
Operating income (loss)	(2,615)	277	10,154	-	7,816
Other expense	2,102	890	(4,309)	(5,991)	(7,308)
Income (loss) before income taxes	(513)	1,167	5,845	(5,991)	508
Income taxes	(835)	(394)	1,415	-	186
Net income (loss)	$ 322	$ 1,561	$ 4,430	$ (5,991)	$ 322

Cash flows provided by (used in) operating activities	(5,104)	7,525	5,075	-	7,496
Cash flows (used in) provided by investing activities	(10)	(22,592)	(5,972)	-	(28,574)
Cash flows (used in) provided by financing activities	27,355	15,518	3	-	42,876
Increase (decrease) in cash and cash equivalents	22,241	451	(894)	-	21,798
Cash and cash equivalents, beginning of period	1,347	749	4,625	-	6,721
Cash and cash equivalents, end of period	$ 23,588	$ 1,200	$ 3,731	$ -	$ 28,519

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Six months ended June 30, 2006
Operating revenues	$ -	$ 886	$ 31,551	$ -	$ 32,437
Operating expenses	2,451	2,985	18,215	-	23,651
Operating income (loss)	(2,451)	(2,099)	13,336	-	8,786
Other expense	1,270	1,864	(4,345)	(7,987)	(9,198)
Income (loss) before income taxes	(1,181)	(235)	8,991	(7,987)	(412)
Income taxes	(926)	(1,489)	2,258	-	(157)
Net income (loss)	$ (255)	$ 1,254	$ 6,733	$ (7,987)	$ (255)

Cash flows provided by (used in) operating activities	295	1,527	13,544	-	15,366
Cash flows (used in) provided by investing activities	-	3,777	(10,968)	-	(7,191)
Cash flows (used in) provided by financing activities	2,560	(392)	2,530	-	4,698
Increase (decrease) in cash and cash equivalents	2,855	4,912	5,106	-	12,873
Cash and cash equivalents, beginning of period	-	617	(547)	-	70
Cash and cash equivalents, end of period	$ 2,855	$ 5,529	$ 4,559	$ -	$ 12,943

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

Also, on May 8, 2006, the shareholders of the Company approved the Company’s 2006 Long-Term Incentive Plan (the “Plan”), effective upon the consummation of the Company’s acquisition by merger of RAM Energy. The Company reserved a maximum of 2,400,000 shares of its common stock for issuance under the Plan. At the request of the grantees, the Company may repurchase shares to satisfy the grantees’ federal and state income tax withholding requirements, as permitted by the Plan. Any repurchased shares will be held by the Company as treasury stock. As of June 30, 2007, we had remaining a maximum of 1,149,864 shares of common stock reserved for issuance upon the exercise of options that may be granted and pursuant to awards that may be made under the Plan.

The Company granted Incentive Stock Awards under the Plan as set forth in the following table. Each of the grants (except the grants made on May 8, 2006) vests in equal increments over a five-year period from the date of grant.

The Incentive Stock Awards granted on May 8, 2006 vested in full on June 8, 2006. At the request of certain of the grantees, on June 8, 2006, the Company repurchased 98,100 of these shares at $6.04 per share, the closing market price of the Company’s common stock as of that date, to satisfy the grantees’ federal and state income tax withholding requirements, as permitted by the Plan. The repurchased shares are held by the Company as treasury stock at June 30, 2007.

Shares Granted			Shares Repurchased
Date	Number	Closing Price	Date	Number	Closing Price
May 8, 2006	330,000	$ 6.72	June 8, 2006	98,100	$ 6.04
November 10, 2006	646,805	$ 5.06
March 12, 2007	200,000	$ 4.18
March 19, 2007	14,000	$ 4.25
May 14, 2007	9,148	$ 4.61
June 12, 2007	38,000	$ 5.13
June 25, 2007	12,183	$ 5.47

On September 22, 2006, the Company purchased 739,175 shares of its common stock in a privately negotiated transaction. The purchase price was $4.295 per share, and the shares are included in treasury stock at June 30, 2007.

On February 13, 2007, the Company completed a public offering in which it issued 7,500,000 shares of its common stock, priced at $4.00 per share. Net proceeds of the offering were $27.4 million and have been and will be used to provide additional working capital for general corporate purposes, including acquisition, development, exploitation and exploration of oil and natural gas properties, and reduction of indebtedness.

G - DEFERRED COMPENSATION

On April 21, 2004 RAM Energy adopted a Deferred Bonus Compensation Plan (the “Deferred Bonus Plan”) for its senior management employees. The Deferred Bonus Plan was designed to provide additional compensation for significant business transactions with a portion of each bonus to be deferred to encourage retention of key employees. During 2005 three members of senior management were granted awards. Each award provides for a total cash compensation of $75,000 and vests on each anniversary date for three years beginning on July 1, 2005. Receipt of the award is contingent on the members being employed on the anniversary date. Should there be a change of control or involuntary termination, as defined in the award contract, each member will become fully vested in his award. Compensation expense is recorded on a straight-line basis. No awards were granted during 2006 or for the quarter ended June 30, 2007. The final vested award was paid during July 2007.

H - FINANCIAL CONDITION AND MANAGEMENT PLANS

The accompanying consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, for the three and six months ended June 30, 2007, the Company reported net income of approximately $902,000 as compared to a net loss of $3.1 million for the three months ended June 30, 2006 and net income of approximately $322,000 for the six months ended June 30, 2007, as compared to a net loss of $255,000 for the six months ended June 30, 2006. The condensed consolidated financial statements also show a total stockholder’s deficit of approximately $1.3 million and a working capital deficit of approximately $8.3 million at June 30, 2007. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management believes that the combination of borrowings available to the Company under its revolving credit facility of $21.0 million at June 30, 2007, the remaining balance of unrestricted cash and cash flows from operations will be sufficient to satisfy its currently expected capital expenditures, working capital and debt service obligations for the foreseeable future. The actual amount and timing of future capital requirements may differ materially from estimates as a result of, among other things, changes in product pricing and regulatory, technological and competitive developments.

I - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2006, approximately $50,000 of expenses for the shareholders of RAM Energy are included in general and administrative expenses in the consolidated statements of operations, some of which may be personal in nature. These expenses were incurred by RAM Energy prior to its acquisition by the Company.

J – ACQUISITION

On May 15, 2007, the Company purchased certain oil and natural gas properties on which there are 120 wells in the Permian Basin area of Southeast New Mexico and West Texas. The Company acquired a 100 percent working interest in all of the acquired properties , and the aggregate purchase price of these properties was $18.7 million.

K - RESTATEMENT

The accompanying consolidated financial statements for the three and six months ended June 30, 2006 have been restated as described below.

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

	Six months ended	Three months ended
	June 30, 2006	June 30, 2006

Net Loss (in thousands)	$ (255)	$ (3,069)

AS ORIGINALLY REPORTED:
Weighted average shares - basic	15,406,755	23,028,820
Dilutive effect of stock options	-	-
Dilutive effect of unvested stock grants	-	-
Dilutive effect of warrants	-	-
Weighted average shares - diluted	15,406,755	23,028,820

Basic earnings per share	$ (0.02)	$ (0.13)
Diluted earnings per share	$ (0.02)	$ (0.13)

AS RESTATED:
Weighted average shares - basic	28,451,552	30,389,287
Dilutive effect of stock options	-	-
Dilutive effect of unvested stock grants	-	-
Dilutive effect of warrants	-	-
Weighted average shares - diluted	28,451,552	30,389,287

Basic earnings per share	$ (0.01)	$ (0.10)
Diluted earnings per share	$ (0.01)	$ (0.10)

L – SUBSEQUENT EVENT

On August 8, 2007 the credit facility was amended by transferring $40.0 million of the outstanding term facility to the revolving credit facility. The revolving facility borrowing base was increased to $100.0 million from $50.0 million. Interest rates were lowered from LIBOR plus 5.5% per annum on the term facility to LIBOR plus 5% per annum, and from LIBOR plus 2% per annum on the revolving facility to LIBOR plus a range of 1.25% to 2.0%, depending on usage. In addition, certain financial covenants were changed effective June 30, 2007.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

General

We are an independent oil and gas company engaged in the acquisition, development, exploitation, exploration and production of oil and natural gas properties, primarily in Texas, Louisiana, Oklahoma, and New Mexico. We have been active in these core areas since 1987. Our management team has extensive technical and operating expertise in all areas of our geographic focus. Since 1987, we have managed and developed oil and natural gas properties while seeking acquisition opportunities.

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

Second Quarter Drilling and Acquisition Activity

During the three months ended June 30, 2007:
•

We participated in the drilling of 16 gross (16.00 net) development wells and five gross (0.87 net) exploratory wells. All of the development wells were capable of commercial production. Two of the exploratory wells were completed as producing wells and three were in various stages of completion.

•

We drilled 16 net wells in the Electra/Burkburnett area, of which 12 were completed as producing wells and four of which were in various stages of completion at the end of the second quarter. We own a 100% working interest in and operate all 16 of the wells.

•

Our capital expenditures totaled $24.0 million, of which approximately $2.1 million was allocated to lower risk development activities, $2.9 million was allocated to exploration activities, $18.7 million was expended in a producing property acquisition, and $0.3 million was expended to acquire undeveloped leasehold.

•

We continue to acquire and interpret additional seismic data covering a portion of our Barnett Shale acreage. As a result, we currently own 35 square miles of 3-D seismic data covering our 27,700 gross (6,800 net) acres in the Barnett Shale. The seismic data is being used to target additional drilling locations. At June 30, 2007, we owned an interest in 11 Barnett Shale producing wells, two of which we operate, seven of which are operated by Devon Energy, as successor to Chief Oil & Gas, Inc. and two of which are operated by EOG Resources, Inc.

•

In addition, another Devon Energy operated well was completed, and the first of five EOG operated wells was completed. RAM had previously proposed to EOG these five wells in an effort to accelerate the development of the company’s Barnett Shale acreage.

•	In our 15,000 acre Wolfcamp Shale play in West Texas, we are continuing to test two vertical wells drilled in the fourth quarter of 2006.

•

We are continuing to participate in a gas exploration play in the Arkoma Basin. At June 30, 2007, the Weyerhauser 9-22 was drilling while the Weyerhauser 8-22 and 10-22 were completed during the quarter and placed into production.

Second Quarter Producing Activities

During the three months ended June 30, 2007:

•	the aggregate net production from all of our oil and natural gas properties was 337,000 Boe, or an average of 3,706 Boe per day;

•

the aggregate net production attributable to our interest in our Electra/Burkburnett properties was 144,761 Bbls of oil and 12,740 Bbls of NGLs, or 157,501 Boe, and the average daily production from these properties for the period was 1,591 Bbls of oil and 140 Bbls of NGLs, or 1,731 Boe per day;

•

the aggregate net production attributable to our interest in our Boonsville shallow gas properties (above the Marble Falls) was 3,420 Bbls of oil, 93 MMcf of natural gas and 18,259 Bbls of NGLs, or 37,179 Boe, and the average daily production from these properties for the period was 38 Bbls of oil, 1,017 Mcf of natural gas and 201 Bbls of NGLs, or 408 Boe per day; and

•

the aggregate net production attributable to our interest in our currently producing Barnett Shale wells was 1,649 Bbls of oil, 1,671 Bbls of NGLs, and 122 MMcf of natural gas, or 23,635 Boe, and the average daily production from these properties for the period was 18 Bbls of oil, 18 Bbls of NGLs and 1,339 Mcf of natural gas, or 260 Boe per day.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our oil and natural gas production, and prices and costs attributable to all oil and natural gas properties owned by us, for the three months ended June 30, 2007. Average realized prices reflect the actual realized prices received by us, before and after giving effect to the results of our derivative contract settlements. Our derivative activities are financial, and our production of oil, NGLs, and natural gas, and the average realized prices we receive from our production, are not affected by our derivative arrangements.

Production volumes:
Oil (MBbls)	186
NGL (MBbls)	37
Natural gas (MMcf)	684
Total (Mboe)	337
Average sale prices received:
Oil (per Bbl)	$62.54
NGL (per Bbl)	$44.64
Natural gas (per Mcf)	$6.70
Total per Boe	$53.03

Cash effect of derivative contracts:
Oil (per Bbl)	$(0.49)
NGL (per Bbl)	$0.00
Natural gas (per Mcf)	$(0.02)
Total per Boe	$(0.31)

Average prices computed after cash effect
of settlement of derivative contracts:
Oil (per Bbl)	$62.05
NGL (per Bbl)	$44.64
Natural gas (per Mcf)	$6.68
Total per Boe	$52.72
Cash expenses (per Boe):
Oil and natural gas production taxes	$3.04
Oil and natural gas production expenses	$13.89
General and administrative	$7.64
Share-based compensation	$0.66
Interest (excluding amortization)	$11.83
Total per Boe	$37.06

Capital expenditures (per Boe):	$71.36

Acquisition, Development and Exploration Capital Expenditures

The following table presents information regarding our net costs incurred in our acquisitions of proved and unproved properties, and our development and exploration activities during the three months ended June 30, 2007 (in thousands):

Development costs	$2,155
Exploration costs	2,863
Proved property acquisition costs	18,668
Unproved property acquisition costs	361
Total costs incurred	$24,047

Results of Operations

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Revenues and Other Operating Income. Our revenues and other operating income increased by $3.8 million, or 27%, for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006. The increase was primarily a result of decreased unrealized losses on derivatives, discussed below. The following table summarizes our oil and natural gas production volumes, average sales prices and period to period comparisons, including the effect on our oil and natural gas sales, for the periods indicated:

	Three months ended
	June 30,		Increase
	2006	2007	(Decrease)

Oil and natural gas sales (in thousands):	$17,973	$17,883	(0.5)%
Production volumes:
Oil (MBbls)	202	186	(7.9)%
NGL (MBbls)	32	37	15.6%
Natural gas (MMcf)	566	684	20.8%
Total Mboe	329	337	2.4%
Average sale prices:
Oil (per Bbl)	$67.35	$62.54	(7.1)%
NGL (per Bbl)	$38.21	$44.64	16.8%
Natural gas (per Mcf)	$5.54	$6.70	20.9%

Per Boe	$54.70	$53.06	(3.0)%

Oil and Natural Gas Sales. Our oil and natural gas revenues decreased by $90,000, or 1%, for the quarter ended June 30, 2007, as compared to the quarter ended June 30, 2006. The decrease was due to a 3% decrease in product prices, offset by a 2% increase in production.

For the quarter ended June 30, 2007, our oil production decreased by 8%, our NGL production increased by 16%, and our natural gas production increased by 21%, compared to the quarter ended June 30, 2006. Our average realized sales price for oil was $62.54 per barrel for the quarter ended June 30, 2007, a decrease of 7% compared to $67.35 per barrel for the same quarter in the previous year. Our average realized NGL price for the quarter ended June 30, 2007 was $44.64 per barrel, a 17% increase compared to $38.21 per barrel for the quarter ended June 30, 2006. Our average realized natural gas price was $6.70 per Mcf for the second quarter of 2007, an increase of 21% compared to $5.54 per Mcf for the second quarter of 2006.

Other Revenues. Other revenues for the quarter ended June 30, 2007 decreased by $81,000 to $99,000, or 45%, compared to other revenues of $180,000 in the quarter ended June 30, 2006.

Realized and Unrealized Gain (Loss) from Derivatives. For the quarter ended June 30, 2007, our loss from derivatives was $207,000, compared to a loss of $4.2 million for the quarter ended June 30, 2006. Our gains and losses during these periods were the net result of recording actual contract settlements, the premium costs paid for various derivative contracts, and unrealized mark-to-market values of RAM Energy, Inc.’s derivative contracts.

	Three months ended June 30,
	2006	2007
Contract settlements and premium costs:
Oil	$ (1,784)	$ (91)
Natural gas	(259)	(14)
Realized (losses)	(2,043)	(105)
Mark-to-market gains (losses):
Oil	(2,398)	(419)
Natural gas	263	317
Unrealized (losses)	(2,135)	(102)
Realized and unrealized (losses)	$ (4,178)	$ (207)

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $1.0 million for the quarter ended June 30, 2007, compared to $874,000 for the comparable quarter of the previous year. Production taxes are based on realized prices at the wellhead. As revenues from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 5.7% for the quarter ended June 30, 2007, compared to 4.9% for the quarter ended June 30, 2006.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $4.7 million for the quarter ended June 30, 2007, an increase of $76,000, or 2%, from the $4.6 million for the quarter ended June 30, 2006. For the quarter ended June 30, 2007, our oil and natural gas production expense was $13.89 per Boe compared to $14.02 per Boe for the quarter ended June 30, 2006, a decrease of 1%. As a percentage of oil and natural gas sales, oil and natural gas production expense remained steady at 26% for the quarter ended June 30, 2007, compared to the second quarter in 2006.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $818,000, or 25%, for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006. The increase was a result of higher capitalized costs due to an $18.5 million acquisition in the second quarter. On an equivalent basis, our amortization of the full-cost pool of $4.0 million was $11.79 per Boe for the quarter ended June 30, 2007, an increase per Boe of 23% compared to $3.2 million, or $9.60 per Boe for the quarter ended June 30, 2006.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $144,000 for the quarter ended June 30, 2007, compared to $132,000 for the second quarter in 2006.

Share-Based Compensation. Our Board of Directors awarded grants in accordance with our 2006 Long-Term Incentive Plan as shown in the table below. The share-based compensation on these grants was calculated using the closing price per share on each of the grant dates. The total share-based compensation on all these grants will be recognized over vesting periods ranging from one month to five years. For the quarter ended June 30, 2007, we recognized a total of $221,000 share-based compensation on these grants, a decrease of $2.0 million from the $2.2 million recognized in the quarter ended June 30, 2006. The share-based compensation was higher in the second quarter of 2006 because the 330,000 shares were issued and vested in that quarter, resulting in the recognition of the $2.2 million share-based compensation.

Shares Granted			Shares Repurchased
Date	Number	Closing Price	Date	Number	Closing Price
May 8, 2006	330,000	$ 6.72	June 8, 2006	98,100	$ 6.04
November 10, 2006	646,805	$ 5.06
March 12, 2007	200,000	$ 4.18
March 19, 2007	14,000	$ 4.25
May 14, 2007	9,148	$ 4.61
June 12, 2007	38,000	$ 5.13
June 25, 2007	12,183	$ 5.47

General and Administrative Expense. For the quarter ended June 30, 2007, our general and administrative expense was $2.6 million, compared to $2.1 million for the quarter ended June 30, 2006, an increase of $490,000, or 23%. The increase is primarily due to increased salaries caused by an increased number of employees.

Interest Income. Interest income was $313,000 for the second quarter of 2007 compared to $82,000 for the second quarter of the previous year. The increase was due to higher cash balances resulting from proceeds held from the common stock offering which closed in February of 2007.

Interest Expense. Our interest expense decreased by $1.8 million, to $4.0 million for the quarter ended June 30, 2007, compared to $5.8 million incurred for the comparable quarter of the previous year. During the second quarter of 2006 we charged off $1.1 million of unamortized costs and paid $900,000 of additional fees associated with our previous credit facility. The offsetting $200,000 increase is due to higher borrowings in the second quarter of 2007.

Income Taxes. For the quarter ended June 30, 2007, we recorded income tax expense of $415,000, on a pre-tax income of $1.3 million. For the quarter ended June 30, 2006, our income tax benefit was $1.9 million, on a pre-tax loss of $5.0 million. The effective tax rate was 32% for the second quarter of 2007 and 38% for the second quarter of 2006.

Net Income. Our net income was $902,000 for the quarter ended June 30, 2007, compared to a net loss of $3.1 million for the quarter ended June 30, 2006. The increase in our net income for the second quarter of 2007 resulted from decreased losses from derivatives and decreased interest expense.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues and Other Operating Income. Our revenues and other operating income decreased by $400,000, or 1%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The decrease was a result of decreased oil and natural gas sales, offset by decreased unrealized losses on derivatives, discussed below. The following table summarizes our oil and natural gas production volumes, average sales prices and period to period comparisons, including the effect on our oil and natural gas sales, for the periods indicated:

Six months ended

	June 30,		Increase
	2006	2007	(Decrease)

Oil and natural gas sales (in thousands):	$34,783	$33,027	(5.1)%
Production volumes:
Oil (MBbls)	389	368	(5.5)%
NGL (MBbls)	63	71	12.7%
Natural gas (MMcf)	1,167	1,265	8.5%
Total Mboe	647	650	0.5%
Average sale prices:
Oil (per Bbl)	$64.32	$59.50	(7.5)%
NGL (per Bbl)	$38.61	$41.40	7.2%
Natural gas (per Mcf)	$6.27	$6.47	3.2%
Per Boe	$53.79	$50.80	(5.6)%

Oil and Natural Gas Sales. Our oil and natural gas revenues decreased by $1.8 million, or 5%, for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The decrease was due to a 6% decrease in product prices, offset by a 1% increase in production.

For the six months ended June 30, 2007, our oil production decreased by 6%, our NGL production increased by 13%, and our natural gas production increased by 9%, compared to the six months ended June 30, 2006. Our average realized sales price for oil was $59.50 per barrel for the six months ended June 30, 2007, a decrease of 8% compared to $64.32 per barrel for the same period in the previous year. Our average realized NGL price for the six months ended June 30, 2007 was $41.40 per barrel, a 7% increase compared to $38.61 per barrel for the six months ended June 30, 2006. Our average realized natural gas price was $6.47 per Mcf for the six months ended June 30, 2007, an increase of 3% compared to $6.27 per Mcf for the same period in 2006.

Other Revenues. Other revenues for the six months ended June 30, 2007 decreased by $122,000 or 29%, compared to other revenues of $424,000 in the six month period ended June 30, 2006.

Realized and Unrealized Gain (Loss) from Derivatives. For the six months ended June 30, 2007, our loss from derivatives was $1.3 million, compared to a loss of $2.8 million for the six months ended June 30, 2006. Our gains and losses during these periods were the net result of recording actual contract settlements, the premium costs paid for various derivative contracts, and unrealized mark-to-market values of RAM Energy, Inc.’s derivative contracts.

	Six months ended June 30,
	2006	2007
Contract settlements and premium costs:
Oil	$ (3,012)	$ (90)
Natural gas	(602)	(45)
Realized (losses)	(3,614)	(135)
Mark-to-market gains (losses):
Oil	(2,968)	(826)
Natural gas	3,812	(330)
Unrealized gains (losses)	844	(1,156)
Realized and unrealized (losses)	$ (2,770)	$ (1,291)

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $1.9 million for the six months ended June 30, 2007, compared to $1.7 million for the first six months of the previous year. Production taxes are based on realized prices at the wellhead. As revenues from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 5.6% for the six months ended June 30, 2007, compared to 4.8% for the six months ended June 30, 2006.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $9.2 million for the six months ended June 30, 2007, an increase of $297,000, or 3%, from the $8.9 million for the six months ended June 30, 2006. The increase was primarily due to higher workover costs in the first quarter of 2007. For the six months ended June 30, 2007, our oil and natural gas production expense was $14.17 per Boe compared to $13.78 per Boe for the six months ended June 30, 2006, an increase of 3%. As a percentage of oil and natural gas sales, oil and natural gas production expense was 28% for the first six months of 2007, a 2% increase compared to the same period in 2006.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $1.0 million, or 16%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase was a result of higher capitalized costs due to increased drilling and an $18.5 million acquisition in the second quarter. On an equivalent basis, our amortization of the full-cost pool of $7.3 million was $11.15 per Boe for the six months ended June 30, 2007, an increase per Boe of 17% compared to $6.2 million, or $9.55 per Boe for the first six months of 2006.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $290,000 for the six months ended June 30, 2007, compared to $265,000 for the six months ended June 30, 2006, an increase of 9%.

Share-Based Compensation. Our Board of Directors awarded grants in accordance with our 2006 Long-Term Incentive Plan as shown in the table below. The share-based compensation on these grants was calculated using the closing price per share on each of the grant dates. The total share-based compensation on all these grants will be recognized over vesting periods ranging from one month to five years. For the six months ended June 30, 2007, we recognized a total of $394,000 share-based compensation on these grants, a decrease of $1.8 million from the $2.2 million recognized in the six months ended June 30, 2006. The share-based compensation was higher in the six months ended June 30, 2006 because the 330,000 shares issued in the second quarter of 2006 also vested in that quarter, resulting in the recognition of the $2.2 million share-based compensation.

Shares Granted			Shares Repurchased
Date	Number	Closing Price	Date	Number	Closing Price
May 8, 2006	330,000	$ 6.72	June 8, 2006	98,100	$ 6.04
November 10, 2006	646,805	$ 5.06
March 12, 2007	200,000	$ 4.18
March 19, 2007	14,000	$ 4.25
May 14, 2007	9,148	$ 4.61
June 12, 2007	38,000	$ 5.13
June 25, 2007	12,183	$ 5.47

General and Administrative Expense. For the six months ended June 30, 2007, our general and administrative expense was $4.9 million, compared to $4.0 million for the six months ended June 30, 2006, an increase of $900,000, or 22%. The increase is primarily due to increased salaries caused by an increased number of employees.

Interest Income. Interest income was $520,000 for the six months ended June 30, 2007 compared to $109,000 for the first six months of the previous year. The increase was due to higher cash balances resulting from proceeds held from the common stock offering which closed in February of 2007.

Interest Expense. Our interest expense decreased by $1.5 million, to $7.8 million for the six months ended June 30, 2007, compared to $9.3 million incurred for the first six months of the previous year. Interest expense was higher during the six months ended June 30, 2006 because we charged off $1.1 million of unamortized costs and paid $900,000 of additional fees associated with our previous credit facility. The offsetting $500,000 increase is due to higher borrowings in the 2007 period.

Income Taxes. For the six months ended June 30, 2007, we recorded income tax expense of $186,000, on pre-tax income of $508,000. For the six months ended June 30, 2006, we recorded an income tax benefit of

$157,000, on a pre-tax loss of $412,000. The effective tax rate was 37% for the six months ended June 30, 2007 and 38% for the first six months of 2006.

Net Income. Our net income was $322,000 for the six months ended June 30, 2007, compared to a net loss of $255,000 for the six months ended June 30, 2006. The increase in our net income for the first six months of 2007 resulted from decreased losses from derivatives and decreased interest expense, offset by decreased oil and natural gas sales.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $28.5 million and $21.0 million was available under our revolving credit facility. At that date, we had $147.8 million of indebtedness outstanding, including $119.0 million under our credit facility, $28.4 million principal amount ($28.3 million net of the original issue discount) of indebtedness evidenced by RAM Energy’s 11½% senior notes due 2008, and $0.4 million in other indebtedness.

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

The Guggenheim facility contains financial covenants requiring RAM Energy to maintain certain ratios, including a current ratio, a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense, a ratio of total indebtedness to EBITDA, and a ratio of asset value to total indebtedness. In addition, the Guggenheim facility contains other affirmative and negative covenants customary in lending transactions of this nature, including the maintenance by RAM Energy of derivative contracts on not less than 50% nor more than 85% of RAM Energy’s projected oil and natural gas production from its properties on a rolling 24-month period; provided that the derivative requirements will be waived for any quarter in which RAM Energy’s leverage ratio is less than 2.0 to 1.0. At June 30, 2007 RAM Energy was in compliance with all of its covenants in the Guggenheim facility.

On August 8, 2007 the credit facility was amended by transferring $40.0 million of the outstanding term facility to the revolving credit facility. The revolving facility borrowing base was increased to $100.0 million from $50.0 million. Interest rates were lowered from LIBOR plus 5.5% per annum on the term facility to LIBOR plus 5% per annum, and from LIBOR plus 2% per annum on the revolving facility to LIBOR plus a range of 1.25% to 2.0%, depending on usage. In addition, certain financial covenants were changed effective June 30, 2007.

Senior Notes. On February 24, 1998, RAM Energy issued $115.0 million principal amount of its 11½% senior notes which mature February 15, 2008. Currently, we are not a party to, or a guarantor of, the senior notes or of any obligations under the indenture covering the senior notes. At June 30, 2007, RAM Energy had outstanding $28.4 million aggregate principal amount of its senior notes. The notes bear interest at an annual rate of 11½%, payable semi-annually on each February 15 and August 15. Pursuant to a Second Supplemental Indenture executed in November 2002, substantially all of the restrictive covenants and certain events of default contained in the original indenture were eliminated.

Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net income (loss), adjustments to reconcile net income to cash provided (used) before changes in working capital, and changes in working capital. For the six months ended June 30, 2007, our net income was $322,000, as compared with a net loss of $255,000 for the six months ended June 30, 2006. Adjustments (primarily non-cash items such as depreciation and amortization, unrealized gain or loss on derivatives, share-based compensation and deferred income taxes) were $9.7 million for the six months ended June 30, 2007 compared to $9.5 million for the first six months of 2006, an increase of $200,000. Share-based compensation, offset by changes in depreciation and unrealized loss on derivatives caused most of this decrease. Working capital changes for the six months ended June 30, 2007 were a negative $2.6 million compared with positive changes of $6.1 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, in total, net cash provided by operating activities was $7.5 million compared to $15.4 million of net cash provided by operations for the first six months of the previous year.

Cash Flow From Investing Activities. For the six months ended June 30, 2007, net cash used in our investing activities consisted of $28.5 million in payments for oil and gas properties and equipment and $100,000 in payments for other property and equipment, offset by $50,000 in proceeds from sales of oil and gas properties. For the six months ended June 30, 2006, net cash used in our investing activities was $7.2 million, consisting of $10.5 million in payments for oil and gas properties and $566,000 for other property and equipment additions, offset by $3.5 million in proceeds from sales of oil and gas properties and $366,000 in proceeds from sales of other property and equipment.

Cash Flow From Financing Activities. For the six months ended June 30, 2007, net cash provided by our financing activities was $42.9 million, compared to net cash provided of $4.7 million for the six months ended June 30, 2006. The cash provided in the first two quarters of 2007 included $27.4 million in net proceeds from a common stock offering and $16.0 million in borrowings on our revolving credit facility, partially offset by a $500,000 net debt decrease.

Capital Commitments

During the six months ended June 30, 2007, we had capital expenditures of $28.5 million relating to our oil and gas operations, of which $5.3 million was allocated to drilling new development wells, $4.3 million was for exploratory costs, $18.7 million was for proved property acquisitions and $373,000 was for unproved acquisitions. We have budgeted an aggregate of $36.3 million for similar capital expenditures for the year 2007. However, the amount and timing of our capital expenditures may vary depending on the rate at which we expand and develop our oil and natural gas properties. We may require additional financing for future acquisitions and to refinance our debt before or at its final maturities.

Subsequent Events

We increased our 2007 non-acquisition capital expenditure budget by $6.0 million to $36.3 million due to increased drilling and developmental activity on our Barnett Shale acreage. The 20% increase is a result of additional drilling on our inventory of seismically identified locations.

On May 15, 2007, we executed a definitive agreement with an unaffiliated, privately held company to purchase certain oil and natural gas properties on which are located 120 wells in the Permian Basin area of Southeast New Mexico and West Texas. We acquired a 100 percent working interest and operate all of the acquired properties. The aggregate purchase price for the leases $18.7 million. Daily net production from these wells averaged 217 Bbls of oil and 269 Mcf of gas since the effective date of the acquisition, and net cash flow from these wells for calendar year 2006 totaled $4.1 million.

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

During the quarter ended June 30, 2007, Shell Trading-US accounted $9.3 million or approximately 52% and Targa Midstream Services accounted for $2.1 million, or approximately 12% of our revenue from the sales of oil and natural gas.

To reduce exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow, we periodically utilize various derivative strategies to manage the price received for a portion of our future oil and natural gas production. We have not established derivatives in excess of our expected production.

Our derivative positions at June 30, 2007 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	per day	Price	per day	Price	per day	Price	per day	Price
Collars
2007	1,500	$52.67	1,500	$72.58	4,000	$7.70	4,000	$12.67
2008	1,500	$56.01	1,500	$83.39	4,000	$6.87	4,000	$13.53
2009	765	$56.55	765	$75.35	4,000	$7.00	4,000	$10.98

Secondary Floors					Secondary Floors
2007	-	-			4,000	$12.00
2008	-	-			-	-
2009	800	$75.00			-	-

Crude oil floors and ceilings for 2007 cover July through December. Natural gas floors and ceilings for 2007 cover August through December. Natural gas secondary floors for 2007 are for August through October. Floors and ceilings for both crude oil and natural gas cover the calendar year 2008. Crude oil floors and ceilings and natural gas floors and ceilings for 2009 cover January through September. Crude oil secondary floors for 2009 cover January through March.

ITEM 4 - CONTROLS AND PROCEDURES

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based on this review, our CEO and CFO concluded that, as of June 30, 2007, our disclosure controls and procedures were effective, despite the restatement discussed below, to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

On August 9, we filed an amended 10-K and restated our financial statements as of December 31, 2006 and 2005 to change the accounting for outstanding common shares and related earnings per share related to our reverse acquisition that closed in May 2006. We amended our 10-Q for the quarter ended March 31, 2007 for the same reasons. The restatements were isolated to one component of accounting for a reverse acquisition, a transaction that is non-routine and which will not occur again in the future, and did not affect our earnings. Our CEO and CFO concluded that this one-time restatement was not the result of a material weakness in our internal control over financial reporting and, therefore, no modifications of our internal controls over financial reporting were necessary.

As part of our implementation of Sarbanes-Oxley Section 404, we are currently evaluating controls over the accounting of outstanding common shares and related earnings per share related to a reverse acquisition, and will enhance controls if we determine necessary.

There has been no other change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) - 15(f)) during the quarterly period ended June 30, 2007 that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 Annual Meeting of Stockholders was held on June 12, 2007. At the meeting, the following items were submitted to a vote of stockholders:

(a)

Election of Directors. Mr. Lee was elected director to serve until the 2010 Annual Meeting of Stockholders. Mr. Lee received 40,957,099 votes, or 99% of all votes cast by the holders of common stock present in person or represented by proxy at the meeting, with a total of 182,547 broker non-votes. Mr. Marshall was elected director to serve until the 2009 Annual Meeting of Stockholders. Mr. Marshall received 40,930,418 votes, or 99% of all votes cast by the holders of common stock present in person or represented by proxy at the meeting, with a total of 182,547 broker non-votes. John M. Reardon and Sean P. Lane both continue to serve as directors on our board of directors.

(b)

Ratification of Independent Auditors. The ratification of the appointment of UHY as our independent auditors for 2007 received 40,955,851 votes, or 99% of all votes cast by the holders of common stock present in person or represented by proxy at the meeting, with a total of 182,547 broker nonvotes. A total of 11,467 shares were voted against ratification, and there were 12,813 abstentions.

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

(11) [10.14]
10.13.1

First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, , Wells Fargo Foothjll, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent., dated as of August 8, 2007.

**
10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	**
31.1	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Chairman, President and Chief Executive Officer	**
31.2	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Senior Vice President and Chief Financial Officer	**
32.1	Certifications pursuant to Section 1350 of the Chairman, President and Chief Executive Officer	**
32.2	Certifications pursuant to Section 1350 of the Senior Vice President and Chief Financial Officer	**

*	Management contract or compensatory plan or arrangement.

** Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.
(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(10)	Filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 as the exhibit number indicated in brackets and incorporated by reference herein.
(11)	Filed as an exhibit to Registrant’s Form 10-Q/A dated December 20, 2006 as the exhibit number indicated in brackets and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-`138922) as the exhibit number indicated in brackets and incorporated by reference herein.
(13)	Filed as an exhibit to Registrant’s Form 8-K dated February 2, 2007 as the exhibit number indicated in brackets and incorporated by reference herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RAM ENERGY RESOURCES, INC.

August 9, 2007	/s/ Larry E. Lee
Name: Larry E. Lee
Title: Chairman, President and Chief Executive Officer

EXHIBIT INDEX

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

Incorporated herein by reference
10.13.1

First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, , Wells Fargo Foothjll, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent., dated as of August 8, 2007.

Filed herewith electronically
10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004*	Incorporated herein by reference
10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	Filed herewith electronically
31.1	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Chairman, President and Chief Executive Officer	Filed herewith electronically
31.2	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Senior Vice President and Chief Financial Officer	Filed herewith electronically
32.1	Certifications pursuant to Section 1350 of the Chairman, President and Chief Executive Officer	Filed herewith electronically
32.2	Certifications pursuant to Section 1350 of the Senior Vice President and Chief Financial Officer	Filed herewith electronically