Form 10-Q
period 2007-09-30
RAM ENERGY RESOURCES INC
filed 2007-11-13
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐    No ☒

At November 13, 2007, 41,221,017 shares of the Registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

Acquisition of RAM Energy Inc.

On May 8, 2006, we acquired RAM Energy, Inc. through the merger of our subsidiary into RAM Energy. Upon completion of the merger, RAM Energy became our wholly owned subsidiary.

Upon consummation of the RAM Energy merger, the stockholders of RAM Energy received an aggregate of 25,600,000 shares of our common stock and $30.0 million of cash. Prior to consummation of the RAM Energy merger, RAM Energy redeemed a portion of its outstanding stock for an aggregate consideration of $10.0 million.

The RAM Energy merger was accounted for as a reverse acquisition. RAM Energy has been treated as the acquiring company and continuing reporting entity for accounting purposes. Upon completion of the RAM Energy merger, our assets and liabilities were recorded at historical cost, and added to those of RAM Energy. Because we had no active business operations prior to consummation of the RAM Energy merger, the RAM Energy merger has been accounted for as a recapitalization of RAM Energy.

Proposed Acquisition of Ascent Energy Inc.

We entered into an Agreement and Plan of Merger dated October 16, 2007, providing for a triangular merger in which Ascent Acquisition Corp., our recently formed, wholly owned subsidiary, will merge with and into Ascent Energy Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding the Ascent merger.

Restatement of Prior Period Financial Statements

On August 9, 2007, we amended our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 2, 2007. The Form 10-K/A was filed to restate our prior period financial statements to:

•	Clarify the accounting treatment of the reverse merger recapitalization of RAM Energy, Inc.; and
•	Revise our Statements of Stockholders’ Deficit and to make corresponding changes to the related reported earnings per share as a result of the merger.

The restatement of our prior period financial statements had no impact on earnings.

ITEM 1 – FINANCIAL STATEMENTS

RAM Energy Resources, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 26,986	$ 6,721
Accounts receivable:
Oil and natural gas sales	7,448	6,194
Joint interest operations, net of allowance of $185 ($187 at December 31, 2006)	387	750
Income taxes	37	121
Other, net of allowance of $25 ($33 at December 31, 2006)	325	236
Derivative assets	-	677
Prepaid expenses	498	1,013
Other current assets	269	-
Total current assets	35,950	15,712

PROPERTIES AND EQUIPMENT, AT COST:
Oil and natural gas properties and equipment, using full cost accounting	219,811	185,284
Other property and equipment	6,670	6,098
	226,481	191,382
Less accumulated amortization and depreciation	(60,090)	(48,577)
Total properties and equipment	166,391	142,805
OTHER ASSETS:
Deferred loan costs, net of accumulated amortization of $5,466 ($4,840 at December 31, 2006)	2,624	2,593
Other	1,207	615
Total assets	$206,172	$161,725

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable:
Trade	$7,900	$7,810
Oil and natural gas proceeds due others	4,766	3,886
Related party	40	14
Other	348	31
Accrued liabilities:
Compensation	682	1,611
Interest	1,846	3,849
Income taxes	402	223
Derivative liabilities	1,098	-
Long-term debt due within one year	28,565	756
Total current liabilities	45,647	18,180

OIL & NATURAL GAS PROCEEDS DUE OTHERS	2,612	2,481
DERIVATIVE LIABILITIES	685	-
LONG-TERM DEBT	119,171	131,481
DEFERRED AND OTHER NON-CURRENT INCOME TAXES	23,162	26,677
ASSET RETIREMENT OBLIGATION	11,295	10,801
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.0001 par value, 100,000,000 shares authorized; 42,077,067 and 34,276,805 shares issued; 41,239,792 shares and 33,439,530 shares outstanding at September 30, 2007 and December 31, 2006, respectively	4	3
Additional paid-in capital	30,375	2,308
Treasury stock - 837,275 shares at cost	(3,768)	(3,768)
Accumulated deficit	(23,011)	(26,438)
Stockholders' equity (deficit)	3,600	(27,895)
Total liabilities and stockholders' equity (deficit)	$206,172	$161,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.

Condensed consolidated statements of operations

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
OPERATING REVENUES AND OTHER OPERATING INCOME:				(restated)
Oil and natural gas sales	$ 19,488	$ 18,267	$ 52,515	$ 53,050
Realized and unrealized gains (losses) on derivatives	(1,146)	3,878	(2,437)	1,108
Gain on sale of assets	11	-	11	-
Other	82	42	384	466
Total operating revenues and other operating income	18,435	22,187	50,473	54,624

OPERATING EXPENSES:
Oil and natural gas production taxes	1,110	843	2,960	2,527
Oil and natural gas production expenses	5,658	4,309	14,868	13,222
Amortization and depreciation	3,913	3,495	11,467	10,019
Accretion expense	146	133	436	398
Share-based compensation	308	-	702	2,218
General and administrative, overhead and other expenses	2,424	2,304	7,348	6,351
Total operating expenses	13,559	11,084	37,781	34,735
Operating income	4,876	11,103	12,692	19,889

OTHER INCOME (EXPENSE):
Interest expense	(4,754)	(3,906)	(12,582)	(13,213)
Interest income	357	129	877	238
INCOME BEFORE INCOME TAXES	479	7,326	987	6,914

INCOME TAX PROVISION (BENEFIT)	(4,291)	3,081	(4,105)	2,924

NET INCOME	$ 4,770	$ 4,245	$ 5,092	$ 3,990

EARNINGS PER SHARE:
Basic	$ 0.12	$ 0.13	$ 0.13	$ 0.13
Diluted	$ 0.12	$ 0.13	$ 0.13	$ 0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,292,725	33,459,589	39,276,241	30,139,242
Diluted	40,437,280	33,692,544	39,399,262	30,743,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$ 5,092	$ 3,990
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation:
Oil and natural gas properties and equipment	11,000	9,524
Amortization of deferred loan costs and senior notes discount	657	776
Charge off of unamortized deferred loan costs	-	1,055
Other property and equipment	467	495
Accretion expense	436	398
Unrealized (gain) loss on derivatives	2,076	(5,874)
Deferred income taxes	(4,385)	3,337
Share-based compensation	702	2,218
Gain on disposal of other property and equipment	(11)	(99)
Changes in operating assets and liabilities:
Accounts receivable	(896)	1,303
Prepaid expenses, deposits, and other assets	246	816
Accounts payable	1,313	2,550
Income taxes payable	179	-
Accrued liabilities and other	(4,142)	4,805
Total adjustments	7,642	21,304
Net cash provided by operating activities	12,734	25,294

INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(34,076)	(21,529)
Proceeds from sales of oil and natural gas properties and equipment	81	3,565
Payments for other property and equipment	(650)	(726)
Proceeds from sales of other property and equipment	-	366
Net cash used in investing activities	(34,645)	(18,324)

FINANCING ACTIVITIES:
Payments on long-term debt	(741)	(87,738)
Payments of loan fees	(657)	(2,978)
Proceeds from borrowings on long-term debt	16,208	106,557
Stock redemption	-	(9,792)
Repurchase of stock	-	(3,768)
Common stock offering, net of direct costs	27,366	-
Deferred income taxes on share-based compensation	-	(843)
Payments of merger costs	-	(4,187)
Cash acquired in merger	-	3,801
Dividends paid	-	(500)
Net cash provided by financing activities	42,176	552
Net increase in cash and cash equivalents	20,265	7,522

Cash and cash equivalents at beginning of period	6,721	70
Cash and cash equivalents at end of period	$ 26,986	$ 7,592

RAM Energy Resources, Inc.

Condensed consolidated statements of cash flows, continued

(in thousands)

(unaudited)

Nine months ended September 30,

	2007	2006

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 14,723	$ 7,214
Cash paid for income taxes	$ 18	$ 124

DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Accrued interest added to principal balance of revolving credit facility	$ -	$ 2,848
Amount added to asset retirement obligations for new wells	$ 405	$ 350

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.

Notes to unaudited condensed consolidated financial statements

A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

1.	Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements present the financial position at September 30, 2007 and December 31, 2006 and the results of operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006 of RAM Energy Resources, Inc. and its subsidiaries (the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. Reference is made to the Company’s consolidated financial statements for the year ended December 31, 2006, for an expanded discussion of the Company’s financial disclosures and accounting policies.

2.	Nature of Operations and Organization

On May 8, 2006, Tremisis Energy Acquisition Corporation, or Tremisis, acquired RAM Energy, Inc., or RAM Energy, through the merger of a subsidiary of Tremisis into RAM Energy, which we refer to as the RAM Energy merger. The RAM Energy merger was accomplished pursuant to the terms of an Agreement and Plan of RAM Energy merger dated October 20, 2005, as amended, among Tremisis, its subsidiary, RAM Energy and the stockholders of RAM Energy. Upon completion of the RAM Energy merger, RAM Energy became a wholly-owned subsidiary of Tremisis and Tremisis changed its name to RAM Energy Resources, Inc.

Tremisis was formed in February 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in either the energy or the environmental industry. Prior to the consummation of the RAM Energy merger, Tremisis did not engage in an active trade or business. Prior to the RAM Energy merger, RAM Energy was a privately held, independent oil and natural gas company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties and the production of oil and natural gas.

Upon consummation of the RAM Energy merger, the stockholders of RAM Energy received an aggregate of 25,600,000 shares of Tremisis common stock and $30.0 million of cash. The RAM Energy merger agreement provided, among other things, that, prior to the consummation of the RAM Energy merger, RAM Energy was entitled to either pay its stockholders a one-time extraordinary dividend or effect one or more redemptions of a portion of its outstanding stock, although the aggregate amount of such cash payments to the RAM Energy stockholders could not exceed the difference between $40.0 million and the aggregate amount of cash they would receive from Tremisis in the RAM Energy merger. On April 6, 2006, RAM Energy redeemed a portion of its outstanding stock for an aggregate consideration of $10.0 million.

The RAM Energy merger was accounted for as a reverse acquisition. Because Tremisis had no active business operations prior to consummation of the RAM Energy merger, the RAM Energy merger has been accounted for as a recapitalization of RAM Energy and RAM Energy has been treated as the acquirer and continuing reporting entity for accounting purposes. The assets and liabilities of Tremisis have been stated at historical cost, and added to those of RAM Energy.

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

4.	Earnings Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. common stock options, grants and warrants) were exercised into common stock. A reconciliation of earnings or loss and weighted average shares used in computing basic and diluted EPS is as follows for the three and nine months ended September 30 (in thousands, except share and per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
				(Restated)
Net income	$ 4,770	$ 4,245	$ 5,092	$ 3,990

Weighted average shares - basic	40,292,725	33,459,589	39,276,241	30,139,242
Dilutive effect of warrants	-	232,955	-	604,354
Dilutive effect of unvested stock grants	144,555	-	123,021	-
Weighted average shares - diluted	40,437,280	33,692,544	39,399,262	30,743,596

Basic earnings per share	$ 0.12	$ 0.13	$ 0.13	$ 0.13

Diluted earnings per share	$ 0.12	$ 0.13	$ 0.13	$ 0.13

5.	FIN 48 Disclosure

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

The Company had unrecognized tax benefits of approximately $9.6 million as of January 1, 2007. These unrecognized tax benefits, if recognized, would be recorded as a reduction of income tax expense. These unrecognized tax benefits decreased by $3.7 million in the quarter ended September 30, 2007, due to the expiration of the statute of limitations on a certain tax year, and related accrued interest was reduced by $0.9 million.

The Company recognizes related interest and penalties as a component of income tax expense. Approximately $795,000 of interest has been accrued at September 30, 2007 related to uncertain tax positions on open tax years.

Tax years open for audit by federal and state tax authorities as of September 30, 2007 are the years ended December 31, 2004, 2005 and 2006. Tax years ending prior to 2004 are open for audit to the extent that net operating losses generated in those years are being carried forward or utilized in an open year. The Company is currently under audit by the Internal Revenue Service for the 2005 tax year.

6.	Other Recently Issued Accounting Pronouncements

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This Statement provides companies an option to measure certain financial instruments at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of the adoption of SFAS No. 159 on its financial statements.

B - DERIVATIVE CONTRACTS

During 2007 and 2006, the Company entered into numerous derivative contracts. The Company did not formally designate these transactions as hedges as required by SFAS No. 133 in order to receive hedge accounting treatment. Accordingly, all gains and losses on the derivative financial instruments have been recorded in the statements of operations.

The Company’s derivative positions at September 30, 2007 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	per day	Price	per day	Price	per day	Price	per day	Price
Collars
2007	1,500	$ 52.67	1,500	$ 72.58	4,000	$ 8.00	4,000	$ 16.70
2008	1,500	$ 56.01	1,500	$ 83.39	4,000	$ 6.87	4,000	$ 13.53
2009	1,248	$ 58.42	1,248	$ 79.03	4,000	$ 7.00	4,000	$ 10.98
2010	500	$ 60.00	500	$ 80.00

	Secondary Floors
Year	per day	Price
2009	800	$ 75.00

Crude oil floors and ceilings for 2007 cover October through December. Natural gas floors and ceilings for 2007 cover November and December. Crude oil floors and ceilings and natural gas floors and ceilings for 2008 cover the calendar year. Crude oil floors and ceilings for 2009 cover the calendar year. Natural gas floors and ceilings for 2009 cover January through September. Crude oil secondary floors for 2009 cover January through March. Crude oil floor and ceilings for 2010 cover January through March.

The Company measured the fair value of its derivatives at September 30, 2007 and December 31, 2006 based on quoted market prices. Accordingly, a current liability of $1,098,000 and a long-term liability of $685,000 were recorded in the consolidated balance sheet at September 30, 2007 and a current asset of $677,000 was recorded in the consolidated balance sheet at December 31, 2006.

C - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006

11.5% Senior Notes due 2008, net of discount	$ 28,382	$ 28,351
Credit Facility	119,000	103,000
Installment loan agreements	354	886
	147,736	132,237
Less amount due within one year	28,565	756
	$ 119,171	$ 131,481

1.	Senior Notes

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

The indenture under which the Senior Notes were issued contained certain covenants, including covenants that limited (i) incurrence of additional indebtedness and issuances of disqualified capital stock, (ii) restricted payments, (iii) dividends and other payments affecting subsidiaries, (iv) transactions with affiliates and outside directors’ fees, (v) asset sales, (vi) liens, (vii) lines of business, (viii) RAM Energy merger, sale or consolidation and (ix) non-refundable acquisition deposits.

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

At September 30, 2007 and December 31, 2006, respectively, the unamortized original issue discount associated with the Notes totaled approximately $14,000 and $45,000, respectively.

2.	Revolving Credit Facility

On April 5, 2006, RAM Energy obtained a $300.0 million senior secured credit facility, consisting of a $150.0 million, five-year term loan facility and a $150.0 million four-year revolving credit facility. RAM Energy Resources, Inc. is not a party to or a guarantor of obligations under this credit facility.

Advances under the credit facility may be used to:

•	repurchase all of RAM Energy’s outstanding 111/2% senior notes ($28.4 million principal amount); and
•	fund general working capital purposes.

The credit facility contains financial covenants requiring RAM Energy to maintain certain ratios, including a current ratio, a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense, a ratio of total indebtedness to EBITDA, and a ratio of asset value to total indebtedness. In addition, the credit facility contains other affirmative and negative covenants customary in lending transactions of this nature, including the maintenance by RAM Energy of derivative contracts for a minimum and maximum amount of projected oil and natural gas production from its properties. RAM Energy was in compliance with all of its covenants in the credit facility at September 30, 2007.

On August 8, 2007 the credit facility was amended by transferring $40.0 million of the outstanding term facility to the revolving credit facility. The revolving facility borrowing base was increased to $100.0 million from $50.0 million. Interest rates were lowered from LIBOR plus 5.5% per annum on the term facility to LIBOR plus 5% per annum, and from LIBOR plus 2% per annum on the revolving facility to LIBOR plus a range of 1.25% to 2.0%, depending on usage. In addition, certain financial covenants were changed effective September 30, 2007. At September 30, 2007 $69.0 million was outstanding on the revolving credit facility and $50.0 million was outstanding on the term credit facility.

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

The following represents the condensed consolidating balance sheets for RAM Energy Resources, Inc. (“Parent”), RAM Energy Inc. and its subsidiaries at September 30, 2007 and December 31, 2006 (in thousands):

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

September 30, 2007
Current assets	$ 25,439	$ (11,376)	$ 43,407	$ (21,520)	$ 35,950
Property and equipment, net	17	36,020	130,354	-	166,391
Investment in subsidiaries	(28,096)	50,112	-	(22,016)	-
Other assets	410	3,273	148	-	3,831
Total assets	$ (2,230)	$ 78,029	$ 173,909	$ (43,536)	$ 206,172

Current liabilities	$ 1,845	$ 55,320	$ 10,002	$ (21,520)	$ 45,647
Long-term debt	-	36,618	82,553	-	119,171
Other non-current liabilities	-	4,525	10,067	-	14,592
Deferred income taxes	(7,675)	9,662	21,175	-	23,162
Total liabilities	(5,830)	106,125	123,797	(21,520)	202,572

Stockholders’ equity (deficit)	3,600	(28,096)	50,112	(22,016)	3,600
Total liabilities and stockholders’ equity (deficit)	$ (2,230)	$ 78,029	$ 173,909	$ (43,536)	$ 206,172

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

December 31, 2006
Current assets	$ 1,464	$ 3,044	$ 34,113	$ (22,909)	$ 15,712
Property and equipment, net	4	13,780	129,021	-	142,805
Investment in subsidiaries	(30,723)	42,684	-	(11,961)	-
Other assets	1	3,069	138	-	3,208
Total assets	$ (29,254)	$ 62,577	$ 163,272	$ (34,870)	$ 161,725

Current liabilities	$ 1,191	$ 30,379	$ 9,519	$ (22,909)	$ 18,180
Long-term debt	-	48,945	82,536	-	131,481
Other non-current liabilities	-	3,339	9,943	-	13,282
Deferred income taxes	(2,550)	10,637	18,590	-	26,677
Total liabilities	(1,359)	93,300	120,588	(22,909)	189,620

Stockholders’ equity (deficit)	(27,895)	(30,723)	42,684	(11,961)	(27,895)
Total liabilities and stockholders’ equity (deficit)	$ (29,254)	$ 62,577	$ 163,272	$ (34,870)	$ 161,725

The following represents the condensed consolidating statements of operations for RAM Energy Resources, Inc. (“Parent”), RAM Energy Inc. and its subsidiaries for the three months and nine months ended September 30, 2007 and 2006 and statements of cash flows for the same entities for the nine months ended September 30, 2007 and 2006 (in thousands):

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Three months ended September 30, 2007
Operating revenues	$ -	$ 2,832	$ 15,592	$ -	$ 18,424
Operating expenses	1,380	2,771	9,408	-	13,559
Operating income (loss)	(1,380)	61	6,184	-	4,865
Other income (expense)	1,270	343	(2,018)	(3,981)	(4,386)
Income (loss) before income taxes	(110)	404	4,166	(3,981)	479
Income tax provision (benefit)	(4,880)	(581)	1,170	-	(4,291)
Net income (loss)	$ 4,770	$ 985	$ 2,996	$ (3,981)	$ 4,770

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Three months ended September 30, 2006
Operating revenues	$ -	$ 6,064	$ 16,123	$ -	$ 22,187
Operating expenses	503	1,548	9,033	-	11,084
Operating income (loss)	(503)	4,516	7,090	-	11,103
Other income (expense)	4,866	1,874	(2,180)	(8,337)	(3,777)
Income (loss) before income taxes	4,363	6,390	4,910	(8,337)	7,326
Income tax provision (benefit)	118	1,552	1,411	-	3,081
Net income (loss)	$ 4,245	$ 4,838	$ 3,499	$ (8,337)	$ 4,245

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Nine months ended September 30, 2007
Operating revenues	$ 17	$ 6,941	$ 43,504	$ -	$ 50,462
Operating expenses	4,012	6,603	27,166	-	37,781
Operating income (loss)	(3,995)	338	16,338	-	12,681
Other income (expense)	3,372	1,233	(6,327)	(9,972)	(11,694)
Income (loss) before income taxes	(623)	1,571	10,011	(9,972)	987
Income tax provision (benefit)	(5,715)	(975)	2,585	-	(4,105)
Net income (loss)	$ 5,092	$ 2,546	$ 7,426	$ (9,972)	$ 5,092

Cash flows provided by (used in) operating activities	(9,512)	11,030	11,216	-	12,734
Cash flows used in investing activities	(16)	(24,786)	(9,843)	-	(34,645)
Cash flows provided by financing activities	27,355	14,784	37	-	42,176
Increase in cash and cash equivalents	17,827	1,028	1,410	-	20,265
Cash and cash equivalents, beginning of period	1,347	749	4,625	-	6,721
Cash and cash equivalents, end of period	$ 19,174	$ 1,777	$ 6,035	$ -	$ 26,986

	Parent	RAM Energy, Inc.	Subsidiary Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Nine months ended September 30, 2006
Operating revenues	$ -	$ 6,950	$ 47,674	$-	$ 54,624
Operating expenses	2,954	4,533	27,248	-	34,735
Operating income (loss)	(2,954)	2,417	20,426	-	19,889
Other income (expense)	6,136	3,738	(6,525)	(16,324)	(12,975)
Income (loss) before income taxes	3,182	6,155	13,901	(16,324)	6,914
Income tax provision (benefit)	(808)	63	3,669	-	2,924
Net income (loss)	$ 3,990	$ 6,092	$ 10,232	$ (16,324)	$ 3,990

Cash flows provided by operating activities	29	1,768	23,497	-	25,294
Cash flows provided by (used in) investing activities	-	740	(19,064)	-	(18,324)
Cash flows provided by (used in) financing activities	1,684	(1,158)	26	-	552
Increase in cash and cash equivalents	1,713	1,350	4,459	-	7,522
Cash and cash equivalents, beginning of period	-	617	(547)	-	70
Cash and cash equivalents, end of period	$ 1,713	$ 1,967	$ 3,912	$ -	$ 7,592

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

RAM Energy and other defendants have filed answers in the lawsuit denying all material allegations set out in the petition. The Company believes that fair and proper accounting was made to the royalty owners for production from the subject leases and intends to vigorously defend the lawsuit. Plaintiffs have not specified an amount of claim, nor the time period covered. Management is unable to estimate a range of potential loss, if any, related to this lawsuit, and accordingly no amounts have been recorded in the consolidated financial statements. In the event the court should find RAM Energy and its related defendants liable for damages in the lawsuit, a former joint venture partner is contractually obligated to pay a portion of any damages assessed against the defendant lessees up to a maximum contribution of approximately $2.8 million. In addition, upon consummation of the RAM Energy merger, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of Company common stock received by such stockholders in the RAM Energy merger as a fund to indemnify the Company against any and all loss, cost, liability or expense incurred by the Company or any of its subsidiaries, including RAM Energy and its subsidiaries, arising out of matters specified in the RAM Energy merger agreement, including the lawsuit. These shares will remain in escrow until final disposition of the lawsuit.

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

Also, on May 8, 2006, the shareholders of the Company approved the Company’s 2006 Long-Term Incentive Plan (the “Plan”), effective upon the consummation of the Company’s acquisition by merger of RAM Energy. The Company reserved a maximum of 2,400,000 shares of its common stock for issuance under the Plan. At the request of the grantees, the Company may repurchase shares to satisfy the grantees’ federal and state income tax withholding requirements, as permitted by the Plan. Any repurchased shares will be held by the Company as treasury stock. As of September 30, 2007, the Company had remaining a maximum of 1,122,933 shares of common stock reserved for issuance upon the exercise of options that may be granted and pursuant to awards that may be made under the Plan.

The Company granted Incentive Stock Awards under the Plan as set forth in the following table. Each of the grants (except the grants made on May 8, 2006 and July 2, 2007) vests in equal increments over a five-year period from the date of grant.

The Incentive Stock Awards granted on May 8, 2006 vested in full on June 8, 2006. At the request of certain of the grantees, on June 8, 2006, the Company repurchased 98,100 of these shares at $6.04 per share, the closing market price of the Company’s common stock as of that date, to satisfy the grantees’ federal and state income tax withholding requirements, as permitted by the Plan. The repurchased shares are held by the Company as treasury stock at September 30, 2007.

The Incentive Stock Awards granted on July 2, 2007 vest in full on March 12, 2008.

Shares Granted			Shares Repurchased
Date	Number	Closing Price	Date	Number	Closing Price
May 8, 2006	330,000	$ 6.72	June 8, 2006	98,100	$ 6.04
November 10, 2006	646,805	$ 5.06
March 12, 2007	200,000	$ 4.18
March 19, 2007	14,000	$ 4.25
May 14, 2007	9,148	$ 4.61
June 12, 2007	38,000	$ 5.13
June 25, 2007	12,183	$ 5.47
July 2, 2007	20,000	$ 5.32
August 13, 2007	6,931	$ 4.70

On September 22, 2006, the Company purchased 739,175 shares of its common stock in a privately negotiated transaction. The purchase price was $4.295 per share, and the shares are included in treasury stock at September 30, 2007.

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

G - DEFERRED COMPENSATION

On April 21, 2004 RAM Energy adopted a Deferred Bonus Compensation Plan (the “Deferred Bonus Plan”) for its senior management employees. The Deferred Bonus Plan was designed to provide additional compensation for significant business transactions with a portion of each bonus to be deferred to encourage retention of key employees. During 2005 three members of senior management were granted awards. Each award provides for a total cash compensation of $75,000 and vests on each anniversary date for three years beginning on July 1, 2005. Receipt of the award is contingent on the members being employed on the anniversary date. Should there be a change of control or involuntary termination, as defined in the award contract, each member will become fully vested in his award. Compensation expense is recorded on a straight-line basis. No awards were granted during 2006 or for the nine months ended September 30, 2007. The final vested award was paid during July 2007.

H - FINANCIAL CONDITION AND MANAGEMENT PLANS

Management believes that the combination of borrowings available to the Company under its revolving credit facility of $21.5 million at September 30, 2007, the remaining balance of unrestricted cash and cash flows from operations will be sufficient to satisfy its currently expected capital expenditures, working capital and debt service obligations for the foreseeable future. The actual amount and timing of future capital requirements may differ materially from estimates as a result of, among other things, changes in product pricing and regulatory, technological and competitive developments.

I - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2006, approximately $104,000 of expenses for the shareholders of RAM Energy are included in general and administrative expenses in the consolidated statements of operations, some of which may be personal in nature. These expenses were incurred by RAM Energy prior to its acquisition by the Company.

J – ACQUISITION

On May 15, 2007, the Company purchased certain oil and natural gas properties on which there are 120 wells in the Permian Basin area of Southeast New Mexico and West Texas. The Company acquired a 100 percent working interest in all of the acquired properties, and the aggregate purchase price of these properties was $18.7 million.

K - RESTATEMENT

The accompanying consolidated financial statements for the nine months ended September 30, 2006 have been restated as described below.

Recalculation of weighted average shares outstanding and earnings per share.

The stockholders of RAM Energy, Inc. received 25,600,000 shares of Tremisis common stock and $30 million in cash upon consummation of a merger on May 8, 2006. We have accounted for the merger as a reverse acquisition, treated as a recapitalization of RAM Energy, Inc. However, our original statements of stockholders’ deficit reflect the historical shares held by the Tremisis shareholders, rather than the shares issued in the merger with RAM Energy, Inc., the accounting acquirer. Accounting for a reverse merger requires that the past share activity of the entity gaining control be recast using the exchange ratio to reflect the equivalent number of shares received in the acquisition, while also adjusting common stock and additional paid-in capital of any difference in par value of the stock. Accordingly, we have restated the shares outstanding and earnings per share for the nine months ended September 30, 2006. The shares outstanding and earnings per share for the three months ended September 30, 2006 did not change.

Changes to weighted average shares outstanding and earnings per share are summarized in the table below:

Nine months ended
September 30, 2006

Net Income (in thousands)	$ 3,990

AS ORIGINALLY REPORTED:
Weighted average shares - basic	21,501,633
Dilutive effect of warrants	604,354
Weighted average shares - diluted	22,105,987

Basic earnings per share	$ 0.19
Diluted earnings per share	$ 0.18

AS RESTATED:
Weighted average shares - basic	30,139,242
Dilutive effect of warrants	604,354
Weighted average shares - diluted	30,743,596

Basic earnings per share	$ 0.13
Diluted earnings per share	$ 0.13

L – SUBSEQUENT EVENT

The Company entered into an Agreement and Plan of Merger dated October 16, 2007, which the Company refers to as the merger agreement, providing for a triangular merger in which Ascent Acquisition Corp., the Company’s recently formed, wholly owned subsidiary and which is referred to as the merger sub, will merge with and into Ascent Energy Inc., or Ascent. The Company’s proposed acquisition of Ascent is referred to as the Ascent merger. Upon completion of the Ascent merger, Ascent will be the surviving corporation and will become the Company’s wholly owned subsidiary. The Ascent merger is expected to add 18.6 million barrels of oil equivalent (BOE) of proved reserves and daily production of approximately 3,162 BOE as well as approximately 83,000 net acres of undeveloped leasehold. The merger agreement provides that upon consummation of the Ascent merger, the Company will pay a total consideration consisting of:

•

$185.0 million in cash, $20.0 million of which will be placed in escrow to serve as a source of funds to adjust for Ascent’s closing date working capital deficiency, if any, and to indemnify the Company against, among other things, certain breaches of Ascent’s covenants, representations and warranties under the merger agreement, and $150,000 of which will be used to pay the expenses of a representative of certain Ascent security holders;

•

a number of shares of RAM common stock determined by dividing $107.0 million by the weighted (based on daily trading volume) average closing price per share of the Company’s common stock as reported by NASDAQ for the ten trading day period ending on the third business day prior to consummation of the Ascent merger, subject to a minimum of 20,000,000 shares and a maximum of 20,500,000 shares; and

•

warrants to purchase 6,200,000 additional shares of the Company’s common stock, which are exercisable on or before May 11, 2008 at an exercise price of $5.00 per share, with terms identical in all material respects to the Company’s currently outstanding and publicly traded warrants.

The cash amount is subject to adjustment based on the combined amount of Ascent’s working capital and reimbursable capital expenditures as of the closing date. The cash amount and, in certain circumstances, the number of shares of the Company’s common stock to be issued in connection with the Ascent merger are subject to adjustment based on the amount required to settle Ascent’s hedging contracts determined as of four business days prior to the closing date. The cash amount is also subject to a downward adjustment of $30,000 at closing based upon certain tax allocations agreed upon by Ascent and the Company. The total consideration includes amounts to be paid to certain holders of Ascent’s outstanding indebtedness and other obligations, and to holders of all of Ascent’s outstanding shares of preferred stock, common stock and warrants to purchase common stock.

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

Recent Events

On October 16, 2007, we entered into an Agreement and Plan of Merger with Ascent Energy Inc., providing for a triangular merger in which our recently formed, wholly owned subsidiary will merge with and into Ascent. Upon completion of the Ascent merger, Ascent will become our wholly owned subsidiary. Upon consummation of the Ascent merger, we will pay a total consideration consisting of:

•

$185.0 million in cash, $20.0 million of which will be placed in escrow to serve as a source of funds to adjust for Ascent’s closing date working capital deficiency, if any, and to indemnify us against, among other things, certain breaches of Ascent’s covenants, representations and warranties under the merger agreement, and $150,000 of which will be used to pay the expenses of a representative of certain Ascent security holders;

•

a number of shares of our common stock determined by dividing $107.0 million by the weighted (based on daily trading volume) average closing price per share of our common stock as reported by NASDAQ for the ten trading day period ending on the third business day prior to consummation of the Ascent merger, subject to a minimum of 20,000,000 shares and a maximum of 20,500,000 shares; and

•

warrants to purchase 6,200,000 additional shares of our common stock, which are exercisable on or before May 11, 2008 at an exercise price of $5.00 per share, with terms identical in all material respects to our currently outstanding and publicly traded warrants.

The cash amount is subject to adjustment based on the combined amount of Ascent’s working capital and reimbursable capital expenditures as of the closing date and a $30,000 tax allocation adjustment. The cash amount and, in certain circumstances, the number of shares of our common stock to be issued in connection with the Ascent merger are subject to adjustments based on the amount required to settle Ascent’s hedging contracts determined as of four business days prior to the closing date.

Principal Properties

We own properties located in Texas, Louisiana, Oklahoma, Mississippi, New Mexico, Wyoming and Arkansas, together with a small interest in an undeveloped acreage block located offshore California. However, our principal fields/areas are as follows:

•	Electra/Burkburnett Area, Wichita and Wilbarger Counties, Texas;

•	Boonsville Area, Jack and Wise Counties, Texas; and

•	Barnett Shale, Jack and Wise Counties, Texas.

Third Quarter Drilling and Acquisition Activity

During the three months ended September 30, 2007:
•

we participated in the drilling of 17 gross (17.00 net) development wells and one gross (0.24 net) exploratory well. All of the development wells were capable of commercial production. The exploratory well is waiting on orders for completion;

•

we drilled 17 net wells in the Electra/Burkburnett area, of which 13 were completed as producing wells and four of which were in various stages of completion at the end of the third quarter. We own a 100% working interest in and operate all 17 of the wells;

•

our capital expenditures totaled $5.6 million, of which approximately $2.3 million was allocated to lower risk development activities, $2.3 million was allocated to exploration activities, and $1.0 million was expended to acquire undeveloped leasehold;

•

we continue to acquire and interpret additional seismic data covering a portion of our Barnett Shale acreage. As a result, we currently own 45 square miles of 3-D seismic data covering our 27,700 gross (6,800 net) acres in the Barnett Shale. The seismic data is being used to target additional drilling locations. At September 30, 2007, we owned an interest in 11 Barnett Shale producing wells, two of which we operate, seven of which are operated by Devon Energy, as successor to Chief Oil & Gas, Inc. and two of which are operated by EOG Resources, Inc.; and

•	we are continuing to participate in a gas exploration play in the Arkoma Basin. During the quarter ended September 30, 2007, the Weyerhauser 9-22 was completed and is currently producing.

Third Quarter Producing Activities

During the three months ended September 30, 2007:

•	the aggregate net production from all of our oil and natural gas properties was 336,000 Boe, or an average of 3,650 Boe per day;

•

the aggregate net production attributable to our interest in our Electra/Burkburnett properties was 135,871 Bbls of oil and 13,374 Bbls of NGLs, or 149,245 Boe, and the average daily production from these properties for the period was 1,477 Bbls of oil and 145 Bbls of NGLs, or 1,622 Boe per day;

•

the aggregate net production attributable to our interest in our Boonsville shallow gas properties (above the Marble Falls) was 3,515 Bbls of oil, 88 MMcf of natural gas and 19,290 Bbls of NGLs, or 37,472 Boe, and the average daily production from these properties for the period was 38 Bbls of oil, 957 Mcf of natural gas and 210 Bbls of NGLs, or 408 Boe per day; and

•

the aggregate net production attributable to our interest in our currently producing Barnett Shale wells was 1,216 Bbls of oil, 8,835 Bbls of NGLs, and 139 MMcf of natural gas, or 33,218 Boe, and the average daily production from these properties for the period was 13 Bbls of oil, 96 Bbls of NGLs and 1,511 Mcf of natural gas, or 361 Boe per day.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our oil and natural gas production, and prices and costs attributable to all oil and natural gas properties owned by us, for the three months ended September 30, 2007. Average realized prices reflect the actual realized prices received by us, before and after giving effect to the results of our derivative contract settlements. Our derivative activities are financial, and our production of oil, NGLs, and natural gas, and the average realized prices we receive from our production, are not affected by our derivative arrangements.

Production volumes:
Oil (MBbls)	181
NGL (MBbls)	48
Natural gas (MMcf)	641
Total (Mboe)	336
Average sale prices received:
Oil (per Bbl)	$72.78
NGL (per Bbl)	$47.07
Natural gas (per Mcf)	$6.34
Total per Boe	$58.03

Cash effect of derivative contracts:
Oil (per Bbl)	$(2.05)
NGL (per Bbl)	$0.00
Natural gas (per Mcf)	$0.73
Total per Boe	$0.30

Average prices computed after cash effect
of settlement of derivative contracts:
Oil (per Bbl)	$70.73
NGL (per Bbl)	$47.07
Natural gas (per Mcf)	$7.07
Total per Boe	$58.33

Cash expenses (per Boe):
Oil and natural gas production taxes	$3.30
Oil and natural gas production expenses	$16.84
General and administrative	$7.22
Share-based compensation	$0.92
Interest (excluding amortization)	$14.16
Total per Boe	$42.44

Capital expenditures (per Boe):	$16.56

Acquisition, Development and Exploration Capital Expenditures

The following table presents information regarding our net costs incurred in our acquisitions of proved and unproved properties, and our development and exploration activities during the three months ended September 30, 2007 (in thousands):

Development costs	$2,307
Exploration costs	2,242
Proved property acquisition costs	-
Unproved property acquisition costs	1,012
Total costs incurred	$5,561

Results of Operations

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Revenues and Other Operating Income. Our revenues decreased by $3.8 million, or 17%, for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006. The decrease was a result of unrealized losses on derivatives, partially offset by increased oil and natural gas sales, discussed below. The following table summarizes our oil and natural gas production volumes, average sales prices and period-to-period comparisons, including the effect on our oil and natural gas sales, for the periods indicated:

	Three months ended
	September 30,		Increase
	2006	2007	(Decrease)

Oil and natural gas sales (in thousands):	$18,267	$19,488	6.7%
Production volumes:
Oil (MBbls)	203	181	(10.8)%
NGL (MBbls)	40	48	20.0%
Natural gas (MMcf)	595	641	7.8%
Total Mboe	342	336	(1.8)%
Average sale prices:
Oil (per Bbl)	$62.79	$72.78	15.9%
NGL (per Bbl)	$47.12	$47.07	(0.1)%
Natural gas (per Mcf)	$6.13	$6.34	3.5%
Per Boe	$53.43	$58.03	8.6%

Oil and Natural Gas Sales. Our oil and natural gas sales increased by $1.2 million, or 7%, for the quarter ended September 30, 2007, as compared to the quarter ended September 30, 2006. The increase was due to a 9% increase in product prices, offset by a 2% decrease in production.

For the quarter ended September 30, 2007, our oil production decreased by 11%, our NGL production increased by 20%, and our natural gas production increased by 8%, compared to the quarter ended September 30, 2006. Our average realized sales price for oil was $72.78 per barrel for the quarter ended September 30, 2007, an increase of 16% compared to $62.79 per barrel for the same quarter in the previous year. Our average realized NGL price for the quarter ended September 30, 2007 was $47.07 per barrel, remaining steady compared to $47.12 per barrel for the quarter ended September 30, 2006. Our average realized natural gas price was $6.34 per Mcf for the third quarter of 2007, an increase of 4% compared to $6.13 per Mcf for the third quarter of 2006.

Other Revenues. Other revenues for the quarter ended September 30, 2007 increased by $40,000 to $82,000, or 95%, compared to other revenues of $42,000 in the quarter ended September 30, 2006.

Realized and Unrealized Gain (Loss) from Derivatives. For the quarter ended September 30, 2007, our loss from derivatives was $1.1 million, compared to a gain of $3.9 million for the quarter ended September 30, 2006. Our gains and losses during these periods were the net result of recording actual contract settlements, the premium costs paid for various derivative contracts, and unrealized mark-to-market values of derivative contracts of our wholly owned subsidiary, RAM Energy, Inc.

	Three months ended September 30,
	2006	2007
Contract settlements and premium costs:
Oil	$ (1,316)	$ (697)
Natural gas	164	471
Realized (losses)	(1,152)	(226)
Mark-to-market gains (losses):
Oil	4,644	(941)
Natural gas	386	21
Unrealized gains (losses)	5,030	(920)
Realized and unrealized gains (losses)	$ 3,878	$ (1,146)

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $1.1 million for the quarter ended September 30, 2007, compared to $843,000 for the comparable quarter of the previous year. Production taxes are based on realized prices at the wellhead. As revenues from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 6% for the quarter ended September 30, 2007, compared to 5% for the quarter ended September 30, 2006.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $5.7 million for the quarter ended September 30, 2007, an increase of $1.4 million, or 31%, from the $4.3 million for the quarter ended September 30, 2006. For the quarter ended September 30, 2007, our oil and natural gas production expense was $16.84 per Boe compared to $12.60 per Boe for the quarter ended September 30, 2006. This increase of 34% is a result of higher utility costs, well servicing and treating costs on a company-wide basis with specific increases related to the properties acquired in the 2007 Layton acquisition. As a percentage of oil and natural gas sales, oil and natural gas production expense increased to 29% for the quarter ended September 30, 2007, compared 24% in the third quarter of 2006.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $418,000, or 12%, for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006. The increase was a result of higher capitalized costs due to our property acquisition during the second quarter of 2007. On an equivalent basis, our amortization of the full-cost pool of $3.7 million was $11.16 per Boe for the quarter ended September 30, 2007, an increase per Boe of 14% compared to $3.3 million, or $9.79 per Boe, for the quarter ended September 30, 2006.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded an accretion expense of $146,000 for the quarter ended September 30, 2007, compared to an accretion expense of $133,000 for the third quarter in 2006.

Share-Based Compensation. During the quarter ended September 30, 2007, our Board of Directors awarded grants in accordance with our 2006 Long-Term Incentive Plan as shown in the table below. The share-based compensation attributable to these grants was calculated using the closing price per share as reported by Nasdaq on each of the grant dates. The total share-based compensation on all grants will be recognized over vesting periods ranging from one month to five years. For the quarter ended September 30, 2007, we recognized a total of $308,000 share-based compensation on these grants. Shares granted during the second quarter of 2006 vested in the second quarter of 2006. We granted no additional shares in the third quarter of 2006, so no share-based compensation was incurred in the third quarter of 2006.

Shares Granted			Shares Repurchased
Date	Number	Closing Price	Date	Number	Closing Price
May 8, 2006	330,000	$ 6.72	June 8, 2006	98,100	$ 6.04
November 10, 2006	646,805	$ 5.06
March 12, 2007	200,000	$ 4.18
March 19, 2007	14,000	$ 4.25
May 14, 2007	9,148	$ 4.61
June 12, 2007	38,000	$ 5.13
June 25, 2007	12,183	$ 5.47
July 2, 2007	20,000	$ 5.32
August 13, 2007	6,931	$ 4.70

General and Administrative Expense. For the quarter ended September 30, 2007, our general and administrative expense was $2.4 million, compared to $2.3 million for the quarter ended September 30, 2006, an increase of $120,000, or 5%.

Interest Income. Interest income was $357,000 for the third quarter of 2007 compared to $129,000 for the third quarter of the previous year. The increase was due to higher cash balances resulting from proceeds held from the common stock offering which closed in February of 2007.

Interest Expense. Our interest expense increased by $848,000, to $4.8 million for the quarter ended September 30, 2007, compared to $3.9 million incurred for the comparable quarter of the previous year. The increase is due to an $800,000 prepayment premium on the term loan portion of our credit facility, and to additional borrowings on the revolving credit facility during the 2007 period.

Income Taxes. For the quarter ended September 30, 2007, we recorded income tax expense of $294,000, on pre-tax income of $479,000. We reduced income tax expense by $4.6 million to reverse a deferred tax provision and accrued interest relating to FIN 48. The deferred tax provision resulted from an uncertain tax position taken in our 2003 federal income tax return. For the quarter ended September 30, 2006, our income tax expense was $3.1 million on pre-tax income of $7.3 million. Excluding the FIN 48 reversal, the effective tax rate was 61% for the third quarter of 2007 and 42% for the third quarter of 2006.

Net Income. Our net income was $4.8 million for the quarter ended September 30, 2007, compared to a net income of $4.2 million for the quarter ended September 30, 2006. The increase in our net income for the third quarter of 2007 resulted from increased oil and natural gas sales and the FIN 48 deferred tax provision reversal, offset by increased unrealized losses from derivatives, and increases in operating expenses and interest expense.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues and Other Operating Income. Our revenues decreased by $4.2 million, or 8%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The decrease was a result of increased losses on derivatives, discussed below, and a 1% decline in sales of oil and natural gas. The following table summarizes our oil and natural gas production volumes, average sales prices and period-to-period comparisons, including the effect on our oil and natural gas sales, for the periods indicated:

	Nine months ended
	September 30,		Increase
	2006	2007	(Decrease)

Oil and natural gas sales (in thousands):	$53,050	$52,515	(1.0)%
Production volumes:
Oil (MBbls)	592	548	(7.4)%
NGL (MBbls)	103	120	16.5%
Natural gas (MMcf)	1,761	1,906	8.2%
Total Mboe	989	986	(0.3)%
Average sale prices:
Oil (per Bbl)	$63.80	$63.87	0.1%
NGL (per Bbl)	$41.89	$43.69	4.3%
Natural gas (per Mcf)	$6.22	$6.43	3.3%
Per Boe	$53.66	$53.26	(0.7)%

Oil and Natural Gas Sales. Our oil and natural gas sales decreased by $535,000, or 1%, for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The decrease was due to a 1% decrease in product prices and a slight decrease in production due to a change in the mix of our components of production.

For the nine months ended September 30, 2007, our oil production decreased by 7%, our NGL production increased by 17%, and our natural gas production increased by 8%, compared to the nine months ended September 30, 2006. Our average realized sales price for oil was $63.87 per barrel for the nine months ended September 30, 2007, increasing $0.07 per barrel from $63.80 per barrel for the same period in the previous year. Our average realized NGL price for the nine months ended September 30, 2007 was $43.69 per barrel, a 4% increase compared to $41.89 per barrel for the nine months ended September 30, 2006. Our average realized natural gas price was $6.43 per Mcf for the nine months ended September 30, 2007, an increase of 3% compared to $6.22 per Mcf for the same period in 2006. Lower per-Boe-priced NGLs and natural gas made up a greater percentage of production in the 2007 period, thus causing the overall per Boe price to decrease in the 2007 period compared to the same period in 2006.

Other Revenues. Other revenues for the nine months ended September 30, 2007 decreased by $82,000 or 18%, compared to other revenues of $466,000 in the nine month period ended September 30, 2006.

Realized and Unrealized Gain (Loss) from Derivatives. For the nine months ended September 30, 2007, our loss from derivatives was $2.4 million, compared to a gain of $1.1 million for the nine months ended September 30, 2006. Our gains and losses during these periods were the net result of recording actual contract settlements, the premium costs paid for various derivative contracts, and unrealized mark-to-market values of RAM Energy, Inc.’s derivative contracts.

Nine months ended September 30,
	2006	2007
Contract settlements and premium costs:
Oil	$ (4,328)	$ (787)
Natural gas	(438)	426
Realized (losses)	(4,766)	(361)
Mark-to-market gains (losses):
Oil	1,676	(1,767)
Natural gas	4,198	(309)
Unrealized gains (losses)	5,874	(2,076)
Realized and unrealized gains (losses)	$ 1,108	$ (2,437)

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $3.0 million for the nine months ended September 30, 2007, compared to $2.5 million for the first nine months of the previous year. Production taxes are based on realized prices at the wellhead. As revenues from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 5.6% for the nine months ended September 30, 2007, compared to 4.8% for the first three quarters of 2006.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $14.9 million for the nine months ended September 30, 2007, an increase of $1.6 million, or 12%, from the $13.2 million for the nine months ended September 30, 2006. The increase was primarily due to higher workover costs in 2007 and an increased property base. For the nine months ended September 30, 2007, our oil and natural gas production expense was $15.08 per Boe compared to $13.37 per Boe for the nine months ended September 30, 2006, an increase of 13%. As a percentage of oil and natural gas sales, oil and natural gas production expense was 28% for the first nine months of 2007, compared to 25% for the same period in 2006.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $1.4 million, or 14%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The increase was a result of higher capitalized costs due to increased drilling and an $18.7 million acquisition in the second quarter. On an equivalent basis, our amortization of the full-cost pool of $11.0 million was $11.16 per Boe for the nine months ended September 30, 2007, an increase per Boe of 16% compared to $9.5 million, or $9.63 per Boe for the first nine months of 2006.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded an accretion expense of $436,000 for the nine months ended September 30, 2007, compared to an accretion expense of $398,000 for the nine months ended September 30, 2006, an increase of 10%.

Share-Based Compensation. During the nine months ended September 30, 2007, our Board of Directors awarded grants in accordance with our 2006 Long-Term Incentive Plan as shown in the table below. The share-based compensation attributable to these grants was calculated using the closing price per share as reported by Nasdaq on each of the grant dates. The total share-based compensation on all grants will be recognized over vesting periods ranging from one month to five years. For the nine months ended September 30, 2007, we recognized a total of $702,000 share-based compensation on these grants, a decrease of $1.5 million from the $2.2 million recognized in the nine month period ended September 30, 2006. The share-based compensation was higher in the 2006 period because the 330,000 shares issued in the second quarter of 2006 also vested in that quarter, resulting in the recognition of the $2.2 million share-based compensation.

Shares Granted			Shares Repurchased
Date	Number	Closing Price	Date	Number	Closing Price
May 8, 2006	330,000	$ 6.72	June 8, 2006	98,100	$ 6.04
November 10, 2006	646,805	$ 5.06
March 12, 2007	200,000	$ 4.18
March 19, 2007	14,000	$ 4.25
May 14, 2007	9,148	$ 4.61
June 12, 2007	38,000	$ 5.13
June 25, 2007	12,183	$ 5.47
July 2, 2007	20,000	$ 5.32

August 13, 2007	6,931	$ 4.70

General and Administrative Expense. For the nine months ended September 30, 2007, our general and administrative expense was $7.3 million, compared to $6.4 million for the nine months ended September 30, 2006, an increase of $1.0 million, or 16%. The increase is primarily due to increased salaries caused by an increased number of employees.

Interest Income. Interest income was $877,000 for the nine months ended September 30, 2007 compared to $238,000 for the first nine months of the previous year. The increase was due to higher cash balances resulting from proceeds held from the common stock offering which closed in February of 2007.

Interest Expense. Our interest expense decreased by $631,000, to $12.6 million for the nine months ended September 30, 2007, compared to $13.2 million incurred for the first nine months of the previous year. Interest expense was higher during the nine months ended September 30, 2006 because we charged off $1.1 million of unamortized costs and paid $900,000 additional fees associated with our previous credit facility. The offsetting increase of $1.4 million is due to an $800,000 prepayment premium on the term loan portion of our credit facility during the third quarter and to additional borrowings on our revolving credit facility during the 2007 period.

Income Taxes. For the nine months ended September 30, 2007, we recorded income tax expense of $480,000, on pre-tax income of $987,000. We also reduced income tax expense by $4.6 million to reverse a deferred tax provision and accrued interest relating to FIN 48. The deferred tax provision resulted from an uncertain tax position taken in our 2003 federal income tax return. For the nine months ended September 30, 2006, we recorded income tax expense of $2.9 million on pre-tax income of $6.9 million. Excluding the FIN 48 reversal, the effective tax rate was 49% for the nine months ended September 30, 2007 and 42% for the first nine months of 2006.

Net Income. Our net income was $5.1 million for the nine months ended September 30, 2007, compared to net income of $4.0 million for the nine months ended September 30, 2006. The increase in our net income for the first nine months of 2007 resulted from decreased share-based compensation and a FIN 48 deferred tax provision reversal, offset by losses from derivatives and an increase in interest expense.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $27.0 million, and $21.5 million was available under our revolving credit facility due to a $9.5 million reserve against availability to provide for retirement of RAM Energy’s 11 ½% senior notes due 2008. At September 30, 2007, we had $147.8 million of indebtedness outstanding, including $119.0 million under our credit facility, $28.4 million principal amount ($28.3 million net of the original issue discount) of indebtedness evidenced by RAM Energy’s 11½% senior notes due 2008, and $0.4 million in other indebtedness.

Credit Facility. On April 5, 2006, RAM Energy entered into a Third Amended and Restated Loan Agreement with Guggenheim Corporate Funding, LLC, for itself and as Agent for a group of lenders. This new facility, which we refer to as the Guggenheim facility, amended, restated and replaced a prior credit facility known as the Foothill facility. Currently, we are not a party to, or a guarantor of obligations under, the Guggenheim facility. The Guggenheim facility includes a $150.0 million revolving credit facility and a $150.0 million term loan facility. Advances under the credit facility may be used to:

•	repurchase all of RAM Energy’s outstanding 11½% senior notes due 2008 ($28.4 million principal amount); and
•	fund general working capital purposes.

The Guggenheim facility contains financial covenants requiring RAM Energy to maintain certain ratios, including a current ratio, a ratio of earnings before interest, taxes, depreciation and amortization, or EBITDA, to interest expense, a ratio of total indebtedness to EBITDA, and a ratio of asset value to total indebtedness. In addition, the Guggenheim facility contains other affirmative and negative covenants customary in lending transactions of this nature, including the maintenance by RAM Energy of derivative contracts on not less than 50% nor more than 85% of RAM Energy’s projected oil and natural gas production from its properties on a rolling 30-month period; provided that the derivative requirements will be waived for any quarter in which RAM Energy’s leverage ratio is less than 2.0 to 1.0. At September 30, 2007, RAM Energy was in compliance with all of its covenants in the Guggenheim facility.

On August 8, 2007 the Guggenheim facility was amended by transferring $40.0 million of the outstanding term facility to the revolving credit facility. The revolving facility borrowing base was increased to $100.0 million from $50.0 million. Interest rates were lowered from LIBOR plus 5.5% per annum on the term facility to LIBOR plus 5.0% per annum, and from LIBOR plus 2.0% per annum on the revolving facility to LIBOR plus a range of 1.25% to 2.0%, depending on usage. In addition, certain financial covenants were changed effective September 30, 2007. At September 30, 2007, $69.0 million was outstanding under the revolving credit facility and $50.0 million was outstanding under the term facility.

Proposed New Credit Facility. In connection with the Ascent merger transaction, we have been advised by Guggenheim that Guggenheim has received commitment letters representing $170.0 million of commitments in respect of a new $175.0 million revolving credit facility, and more than $200.0 million in commitments in respect of a new $200.0 million term loan, in connection with a proposed $500.0 million credit facility to be entered into between us and the designated lenders effective as of the closing of the Ascent merger. The commitments are subject only to satisfactory documentation and, in one case, the absence of material adverse changes in our business or financial condition prior to closing. The entire amount of the $200.0 million term loan will be advanced at closing. The borrowing base under the revolving credit facility at the closing will be $175.0 million, a portion of which will be advanced at the closing of the Ascent merger as needed. Borrowings under the new facility will be used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the merger, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and will bear interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. The term loan will provide for payments of interest only during its five-year term, with the interest rate being LIBOR plus 7.5%. Guggenheim will also serve as arranger and administrative agent for the lenders under the new facility.

Advances under the new facility will be secured by liens on substantially all of our properties and assets and those of our subsidiaries, including Ascent and its subsidiaries. The loan agreement will contain representations, warranties and covenants customary in transactions of this nature, including financial covenants relating to current ratio, minimum interest coverage ratio, maximum leverage ratio and a required ratio of asset value to total indebtedness. We will be required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of our projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. Approximately $28.4 million of availability under the revolving credit facility will be reserved for payment of RAM Energy’s outstanding 11 ½% senior notes, which become due and payable on February 15, 2008, and $40.0 million will be allocated for development of our undeveloped properties.

Senior Notes. On February 24, 1998, RAM Energy issued $115.0 million principal amount of its 11½% senior notes which mature February 15, 2008. Currently, we are not a party to, or a guarantor of, the senior notes or of any obligations under the indenture covering the senior notes. At September 30, 2007, RAM Energy had outstanding $28.4 million aggregate principal amount of its senior notes. The notes bear interest at an annual rate of 11½%, payable semi-annually on each February 15 and August 15. Pursuant to a Second Supplemental Indenture executed in November 2002, substantially all of the restrictive covenants and certain events of default contained in the original indenture were eliminated.

Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net income (loss), adjustments to reconcile net income to cash provided (used) before changes in working capital, and changes in working capital. For the nine months ended September 30, 2007, our net income was $5.1 million, as compared with net income of $4.0 million for the nine months ended September 30, 2006. Adjustments (primarily non-cash items such as depreciation and amortization, unrealized gain or loss on derivatives, share-based compensation and deferred income taxes) were $10.9 million for the nine months ended September 30, 2007 compared to $11.8 million for the first nine months of 2006, a decrease of $900,000. Share-based compensation and deferred income taxes offset by changes in depreciation and unrealized loss on derivatives caused most of this decrease. Working capital changes for the nine months ended September 30, 2007 were a negative $3.3 million compared with positive changes of $9.5 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, in total, net cash provided by operating activities was $12.7 million compared to $25.3 million of net cash provided by operations for the first nine months of the previous year.

Cash Flow From Investing Activities. For the nine months ended September 30, 2007, net cash used in our investing activities consisted of $34.1 million in payments for oil and gas properties and equipment and $650,000 in payments for other property and equipment, offset by $81,000 in proceeds from sales of oil and gas properties. For the nine months ended September 30, 2006, net cash used in our investing activities was $18.3 million, consisting of $21.5 million in payments for oil and gas properties and $726,000 for other property and equipment additions, offset by $3.6 million in proceeds from sales of oil and gas properties and $366,000 in proceeds from sales of other property and equipment.

Cash Flow From Financing Activities. For the nine months ended September 30, 2007, net cash provided by our financing activities was $42.2 million, compared to net cash provided of $552,000 for the nine months ended September 30, 2006. The cash provided in the first three quarters of 2007 included $27.4 million in net proceeds from a common stock offering and $16.2 million in borrowings on our revolving credit facility, partially offset by a $1.4 million net debt decrease.

Capital Commitments

During the nine months ended September 30, 2007, we had capital expenditures of $34.1 million relating to our oil and gas operations, of which $7.4 million was allocated to drilling new development wells, $6.6 million was for exploratory costs, $18.7 million was for proved property acquisitions and $1.4 was for acquisitions of unproved properties. We have budgeted an aggregate of $36.3 million for capital expenditures relating to our oil and gas operations for the year 2007. However, the amount and timing of our capital expenditures may vary depending on the rate at which we expand and develop our oil and natural gas properties. We may require additional financing for future acquisitions and to refinance our debt before or at its final maturities.

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

During the nine months ended September 30, 2007, Shell Trading-US accounted for $28.1 million, or approximately 53%, and Targa Midstream Services accounted for $6.0 million, or approximately 12%, of our revenue from the sales of oil and natural gas.

To reduce exposure to fluctuations in oil and natural gas prices and to achieve more predictable cash flow, we periodically utilize various derivative strategies to manage the price received for a portion of our future oil and natural gas production. We have not established derivatives in excess of our expected production.

Our derivative positions at September 30, 2007 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	per day	Price	per day	Price	per day	Price	per day	Price
Collars
2007	1,500	$52.67	1,500	$72.58	4,000	$8.00	4,000	$16.70
2008	1,500	$56.01	1,500	$83.39	4,000	$6.87	4,000	$13.53
2009	1,248	$58.42	1,248	$79.03	4,000	$7.00	4,000	$10.98
2010	500	$60.00	500	$80.00

Secondary Floors

2009	800	$75.00

Crude oil floors and ceilings for 2007 cover October through December. Natural gas floors and ceilings for 2007 cover November and December. Crude oil floors and ceilings and natural gas floors and ceilings cover the calendar year 2008. Crude oil floors and ceilings for 2009 cover the calendar year. Natural gas floors and ceilings for 2009 cover January through September.

Crude oil secondary floors for 2009 cover January through March. Crude oil floors and ceilings for 2010 cover January through March.

ITEM 4 - CONTROLS AND PROCEDURES

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) evaluated, together with other members of senior management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based on this review, our CEO and CFO concluded that, as of September 30, 2007, our disclosure controls and procedures were effective, despite the restatement discussed below, to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

On August 9, we filed an amended 10-K and restated our financial statements as of December 31, 2006 and 2005 to change the accounting for outstanding common shares and related earnings per share related to our reverse acquisition that closed in May 2006. We amended our 10-Q for the quarter ended March 31, 2007 for the same reasons. The restatements were isolated to one component of accounting for a reverse acquisition, a transaction that is non-routine and which will not occur again in the future, and did not affect our earnings. Our CEO and CFO concluded that this one-time restatement was not the result of a material weakness in our internal control over financial reporting.

As part of our implementation of Sarbanes-Oxley Section 404, we are currently evaluating controls over financial reporting, and will enhance controls if we determine necessary.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d) - 15(f)) during the quarterly period ended September 30, 2007 that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Previously reported. Reference is made to Item 1 in the Registrant’s annual report on Form 10-K for the year ended December 31, 2006, for a discussion of pending legal proceedings to which the Registrant is a party, and to Note E to the Registrant’s financial statements.

ITEM 1A – RISK FACTORS

Previously reported.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

(11) [10.14]
10.13.1

First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, , Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent., dated as of August 8, 2007.

(14) [10.13.1]
10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant.	(14) [10.15]
10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	(15) [2.1]
31.1	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Chairman, President and Chief Executive Officer	**
31.2	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Senior Vice President and Chief Financial Officer	**
32.1	Certifications pursuant to Section 1350 of the Chairman, President and Chief Executive Officer	**
32.2	Certifications pursuant to Section 1350 of the Senior Vice President and Chief Financial Officer	**

*	Management contract or compensatory plan or arrangement.

** Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.
(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 18, 2006, as the annex letter indicated in brackets and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(10)	Filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 as the exhibit number indicated in brackets and incorporated by reference herein.
(11)	Filed as an exhibit to Registrant’s Form 10-Q/A dated December 20, 2006 as the exhibit number indicated in brackets and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-`138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to Registrant’s Form 8-K dated February 2, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(14) Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15) Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RAM ENERGY RESOURCES, INC.

November 13, 2007	/s/ Larry E. Lee
Name: Larry E. Lee
Title: Chairman, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated herein by reference
3.2	Amended and Restated Bylaws of the Registrant.	Incorporated herein by reference
4.2	Specimen Common Stock Certificate.	Incorporated herein by reference
4.3	Specimen Warrant Certificate.	Incorporated herein by reference
4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	Incorporated herein by reference
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	Incorporated herein by reference
4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference
4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference

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

Incorporated herein by reference
10.13.1

First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, , Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent., dated as of August 8, 2007.

Incorporated herein by reference
10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004	Incorporated herein by reference
10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant.	Incorporated herein by reference
10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	Incorporated herein by reference
31.1	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Chairman, President and Chief Executive Officer	Filed herewith electronically
31.2	Certifications pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Senior Vice President and Chief Financial Officer	Filed herewith electronically
32.1	Certifications pursuant to Section 1350 of the Chairman, President and Chief Executive Officer	Filed herewith electronically
32.2	Certifications pursuant to Section 1350 of the Senior Vice President and Chief Financial Officer	Filed herewith electronically