Form 10-Q
period 2008-03-31
RAM ENERGY RESOURCES INC
filed 2008-05-09
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer “accelerated filer” and “smaller reporting company” n Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

At May 8, 2008, 60,874,033 shares of the Registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

We acquired Ascent Energy Inc. on November 29, 2007, by the merger of our wholly owned subsidiary with and into Ascent. The Ascent acquisition was accounted for under the purchase method of accounting. Upon completion of the Ascent acquisition, Ascent adopted the full cost method of accounting for exploration, development and production of oil and natural gas.

Our financial position at March 31, 2008 and at December 31, 2007 and results of operations for the three months ended March 31, 2008 and 2007 are not comparable as a result of the Ascent acquisition. Results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2008. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2008.

 ITEM 1 – FINANCIAL STATEMENTS

RAM Energy Resources, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 14,571	$ 6,873
Deposits to meet derivative margin requirements	10,100	-
Accounts receivable:
Oil and natural gas sales, net of allowance of $21 ($287 at December 31, 2007)	17,796	15,136
Joint interest operations, net of allowance of $487 ($428 at December 31, 2007)	830	687
Income taxes	58	58
Other, net of allowance of $26 ($26 at December 31, 2007)	1,485	2,180
Prepaid expenses	2,169	1,928
Deferred tax asset	2,779	3,786
Other current assets	1,079	842
Total current assets	50,867	31,490
PROPERTIES AND EQUIPMENT, AT COST:
Oil and natural gas properties and equipment, using full cost accounting	593,283	573,470
Unevaluated oil and natural gas properties	20,009	26,895
Other property and equipment	9,032	8,787
	622,324	609,152
Less accumulated depreciation and amortization	(78,197)	(67,529)
Total properties and equipment	544,127	541,623
OTHER ASSETS:
Deferred loan costs, net of accumulated amortization of $392 ($4,540 at December 31, 2007)	4,847	5,135
Other	1,864	1,994
Total assets	$ 601,705	$ 580,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$ 14,010	$ 11,121
Oil and natural gas proceeds due others	9,207	7,800
Related party	30	31
Other	1,188	1,371
Accrued liabilities:
Compensation	3,186	3,807
Interest	2,165	3,794
Franchise taxes	1,280	1,286
Income taxes	243	203
Other	-	75
Derivative liabilities	8,977	5,302
Asset retirement obligations	1,814	1,904
Long-term debt due within one year	1,160	29,231
Total current liabilities	43,260	65,925

OIL & NATURAL GAS PROCEEDS DUE OTHERS	2,426	2,383
DERIVATIVE LIABILITIES	4,580	3,073
LONG-TERM DEBT	350,501	306,516
DEFERRED INCOME TAXES	69,234	71,051
ASSET RETIREMENT OBLIGATION	26,066	25,741
UNCERTAIN TAX POSITIONS	6,982	6,855
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 100,000,000 and 100,000,000 shares authorized, 61,683,836 and 60,842,836, shares issued, 60,799,033 and 59,971,945 shares outstanding at March 31, 2008 and December 31, 2007, respectively	6	6
Additional paid-in capital	132,172	131,625
Treasury stock - 903,578 shares (889,666 shares at December 31,2007) at cost	(4,011)	(3,945)
Accumulated deficit	(29,511)	(28,988)
Stockholders’ equity	98,656	98,698
Total liabilities and stockholders’ equity	$ 601,705	$ 580,242

The accompanying notes are an integral part of these consolidated financial statements.

RAM Energy Resources, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended
	March 31,
	2008	2007
REVENUES AND OTHER OPERATING INCOME:
Oil sales	$ 28,660	$ 10,222
Natural gas sales	10,878	3,610
Natural gas liquids sales	3,995	1,312
Realized losses on derivatives	(2,318)	(30)
Unrealized losses on derivatives	(5,259)	(1,054)
Other	94	203
Total revenues and other operating income	36,050	14,263

OPERATING EXPENSES:
Oil and natural gas production taxes	2,429	824
Oil and natural gas production expenses	9,322	4,527
Depreciation and amortization	10,623	3,425
Accretion expense	538	146
Share-based compensation	547	173
General and administrative, overhead and other expenses, net of
operator’s overhead fees	5,517	2,346
Total operating expenses	28,976	11,441
Operating income	7,074	2,822

OTHER INCOME (EXPENSE):
Interest expense	(8,162)	(3,838)
Interest income	73	207
Other expense	(149)	-
LOSS BEFORE INCOME TAXES	(1,164)	(809)

INCOME TAX BENEFIT	(641)	(229)

Net loss	$ (523)	$ (580)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.02)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	59,161,096	37,209,392

DILUTED LOSS PER SHARE	$ (0.01)	$ (0.02)
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	59,161,096	37,209,392

The accompanying notes are an integral part of these consolidated financial statements.

RAM Energy Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$ (523)	$ (580)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	10,623	3,425
Amortization of deferred loan costs and Senior Notes discount	307	206
Accretion expense	538	146
Unrealized loss on derivatives	5,259	1,054
Deferred income taxes	(660)	(340)
Share-based compensation	547	173
Loss on disposal of other property and equipment	7	-
Undistributed losses on investment	142	-
Changes in operating assets and liabilities, net of effects of acquisitions
Deposits to meet derivative margin requirements	(10,100)	-
Accounts receivable	(2,149)	596
Prepaid expenses and other current assets	(477)	123
Accounts payable and oil and gas proceeds due others	4,116	(4,377)
Accrued liabilities	(2,403)	(463)
Income taxes payable	19	-
Asset retirement obligations	(194)	-
Total adjustments	5,575	543
Net cash provided by (used in) operating activities	5,052	(37)

INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(13,206)	(4,468)
Proceeds from sales of oil and natural gas properties	241	47
Payments for other property and equipment	(259)	(39)
Proceeds from sales of other property and equipment	6	-
Payments of merger costs	35	-
Net cash used in investing activities	(13,183)	(4,460)

FINANCING ACTIVITIES:
Payments on long-term debt	(29,191)	(338)
Proceeds from borrowings on long-term debt	45,102	35
Payments for deferred loan costs	(16)	-
Common stock repurchased	(66)	-
Common stock offering, net of direct costs	-	27,366
Net cash provided by financing activities	15,829	27,063

INCREASE IN CASH AND CASH EQUIVALENTS	7,698	22,566
CASH AND CASH EQUIVALENTS, beginning of period	6,873	6,721
CASH AND CASH EQUIVALENTS, end of period	$ 14,571	$ 29,287

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 9,466	$ 4,487

DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Establishment of asset retirement obligations	$ 129	$ -

The accompanying notes are an integral part of these consolidated financial statements.

RAM Energy Resources, Inc.

Notes to unaudited condensed consolidated financial statements

A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

1.	Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements present the financial position at March 31, 2008 and December 31, 2007 and the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007 of RAM Energy Resources, Inc. and its subsidiaries (the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. Reference is made to the Company’s consolidated financial statements for the year ended December 31, 2007, for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

On November 29, 2007, the Company acquired Ascent Energy Inc., an acquisition that significantly increased the size of the Company. See Note A. 3.

The Company operates exclusively in the upstream segment of the oil and gas industry with activities including the drilling, completion, and operation of oil and gas wells. The Company conducts the majority of its operations in the states of Texas, Louisiana, Oklahoma, New Mexico and West Virginia.

3.	Significant Acquisitions

Ascent Acquisition. On November 29, 2007, the Company completed the acquisition of Ascent Energy Inc. (“Ascent”), a company engaged in exploration and development of oil and natural gas properties, and the production of oil and natural gas. The Company’s investment in the Ascent acquisition was valued at $303.8 million, and included 18,783,344 shares of the Company’s common stock and warrants to purchase 6,200,000 shares of its common stock at an exercise price of $5.00 per share, exercisable at any time on or prior to May 11, 2008. Sales proceeds of $20.0 million were placed in escrow as a source of funds to adjust for Ascent’s closing date working capital and to indemnify the Company against, among other things, breaches of covenants, representations and warranties by Ascent. Through this transaction, the Company acquired properties and assets located in Texas, Oklahoma, Louisiana and the Appalachian region. The Company financed $187.0 million of the consideration paid in connection with the acquisition through borrowings under its new credit facility with Guggenheim Corporate Funding, LLC, for itself and as agent on behalf of a group of lenders.

The acquisition was accounted for using the purchase method in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The purchase allocation of the Ascent acquisition is subject to future adjustments pending settlement of the escrowed proceeds. The calculation of the acquisition cost and the preliminary allocation to assets and liabilities is as follows (in thousands):

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

4.	Use of Estimates

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

5.	Earnings(Loss) Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g., common stock options, grants and warrants) were exercised into common stock. Potential common shares in the diluted EPS computation are excluded for the three-month periods ended March 31, 2008 and 2007, as their effect would be anti-dilutive. A reconciliation of earnings or loss and weighted average shares used in computing basic and diluted EPS is as follows for the three months ended March 31 (in thousands, except share and per share amounts):

	2008	2007

Net Loss	$ (523)	$ (580)

Weighted average shares outstanding - basic and diluted	59,161,096	37,209,392

Net loss per share - basic and diluted	$ (0.01)	$ (0.02)

6.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, however, it does not require any new fair value measurements. The Company implemented SFAS 157 on January 1, 2008. See Note B.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by the Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008 and the adoption had no impact on its financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of this pronouncement to have an impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Among other requirements, SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The Company is currently evaluating the impact, if any, that this pronouncement will have on its disclosures.

7.	Uncertain Tax Positions

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting forUncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). The Interpretation prescribes guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. To recognize a tax position, the enterprise determines whether it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation, based solely on the technical merits of the position. A tax position that meets the more likely than not threshold is measured to determine the amount of benefit to be recognized in the financial statements. The amount of tax benefit recognized with respect to any tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

The cumulative effect of applying FIN 48 must be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The net impact of the cumulative effect of adopting FIN 48 on January 1, 2007, was a $1.3 million decrease to retained earnings, with a corresponding increase to accrued interest related to uncertain tax positions.

A rollforward of activity from December 31, 2007 follows (in thousands):

Quarter Ended
March 31,
2008

Uncertain Tax Positions:
Balance as of December 31, 2007	$ 6,855
Liability established at adoption of FIN 48	-
Additions for tax positions of prior periods	127
Decreases in tax positions in prior period	-
Settlements	-
Additions based on tax positions related to the current year	-
Lapse of statutes of limitations	-
Balance as of March 31, 2008	$ 6,982

As a result of the pending tax audit settlements and the expiration of the applicable statute of limitations period, the Company currently estimates that the amount of unrecognized tax benefit could be reduced by up to $7.0 million during the next twelve months, which would decrease income tax expense for the relevant period. While the Company believes that it has adequately accrued for possible audit adjustments, the final resolution of the examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

Additional interest in the amount of $127,000 has been accrued on the remaining balance during the quarter ended March 31, 2008. The Company recognizes related interest and penalties as a component of income tax expense.

Tax years open for audit by federal and state tax authorities as of March 31, 2008 are the years ended December 31, 2004, 2005, and 2006. Tax years ending prior to 2004 are open for audit to the extent that net operating losses generated in those years are being carried forward or utilized in an open year. The Company is currently under audit by the Internal Revenue Service for the 2005 tax year.

B – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company prospectively implemented the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and financial liabilities reported or disclosed at fair value. As permitted by FASB Staff Position No. SFAS 157-2, the Company elected to defer implementation of the provisions of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009, except for non-financial items that are recognized or disclosed at fair value in the financial statements on a recurrent basis.

SFAS 157 refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. As of March 31, 2008, the fair value measurement of our net derivative liabilities was $13.6 million, Level 2.

C - DERIVATIVE CONTRACTS

The Company does not formally designate its derivative contracts as hedges as required by SFAS No. 133 in order to receive hedge accounting treatment. Accordingly, all gains and losses on the derivative financial instruments have been recorded in the statements of operations. The contracts normally require collateral in the form of margin deposits or letters of credit. As of March 31, 2008, collateral includes margin deposits of $10.1 million included in current assets on the balance sheet, and $8.0 million for collateralized production.

The Company’s open derivative positions at March 31, 2008 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	Per Day	Price	Per Day	Price	Per Day	Price	Per Day	Price
Collars
2008	1,500	$ 65.33	1,500	$ 83.67	10,000	$ 7.65	10,000	$ 12.13
2009	1,371	$ 59.46	1,371	$ 81.92	10,000	$ 7.18	10,000	$ 11.68
2010	500	$ 60.00	500	$ 80.00	-	-	-	-

	Secondary Floors
Year	Per Day	Price
2009	800	$ 75.00

	Bare Floors
Year	Per Day	Price
2008	1,800	$ 70.77
2009	1,000	$ 65.00

Crude oil floors and ceilings for 2008 cover April through December, while natural gas floors and ceilings for 2008 cover May through December. Crude oil bare floors for 2008 cover April through December. Crude oil floors and ceilings for 2009 cover the calendar year, and natural gas floors and ceilings for 2009 cover January through October. Crude oil secondary floors for 2009 cover January through March, and bare floors cover January through June. Crude oil floors and ceilings for 2010 cover January through March.

D - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Credit facility	$ 350,357	$ 306,357
11.5% Senior Notes due 2008, net of discount	-	28,393
Installment loan agreements	1,304	997
	351,661	335,747
Less amount due within one year	1,160	29,231
	$ 350,501	$ 306,516

1.	Senior Notes

In February 1998, RAM Energy, Inc. (“RAM Energy”), a wholly owned subsidiary of the Company, completed the sale of $115.0 million of 11.5% Senior Notes due 2008 in a public offering of which $28.4 million remained outstanding at December 31, 2007. These notes were retired at maturity on February 15, 2008 using proceeds from the Company’s revolving credit facility.

2.	Revoling Credit Facility

In November 2007, in conjunction with the Ascent acquisition, the Company entered into a new $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf other institutional lenders. The new facility, which replaced our previous $300.0 million facility, includes a $175.0 million revolving credit facility and a $200.0 million term loan facility. The entire amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility at the closing was $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the new facility were used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and will bear interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. The term loan provides for payments of interest only during its five-year term, with the interest rate being LIBOR plus 7.5%.

Advances under the new facility are secured by liens on substantially all properties and assets of the Company and its subsidiaries, including Ascent and its subsidiaries. The loan agreement contains representations, warranties and covenants customary in transactions of this nature, including financial covenants relating to current ratio, minimum interest coverage ratio, maximum leverage ratio and a required ratio of asset value to total indebtedness. The Company is required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of its projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. At March 31, 2008, $150.4 million was outstanding under the revolving credit facility and $200.0 million was outstanding under the term facility. At December 31, 2007, $106.4 million was outstanding under the revolving credit facility and $200.0 million was outstanding under the term facility.

The Company was in compliance with all of its covenants in the credit facility at March 31, 2008.

E - CAPITAL STOCK

The Company has outstanding warrants to purchase 12,648,800 shares of its common stock at any time or from time to time on or prior to May 11, 2008 at an exercise price of $5.00 per share, which warrants were issued in connection with the Company’s initial public offering. The Company also has outstanding an option to purchase up to 275,000 units, each unit consisting of one share of the Company’s common stock and two warrants, each to purchase one share of the Company’s common stock. This option is currently exercisable at $9.90 per unit and expires May 12, 2008. The warrants included in this option, when issued, will be immediately exercisable at an exercise price of $6.25. However, the warrants will cease to be exercisable after May 12, 2008.

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

F – SHARE-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006.

On May 8, 2006, the Company’s stockholders approved its 2006 Long-Term Incentive Plan (the “Plan”). The Company reserved a maximum of 2,400,000 shares of its common stock for issuances under the Plan. The Plan includes a provision that, at the request of a grantee, the Company may repurchase shares to satisfy the grantee’s federal and state income tax withholding requirements. All repurchased shares will be held by the Company as treasury stock. As of March 31, 2008, a maximum of 281,933 shares of common stock remained reserved for issuance under the Plan.

As of March 31, 2008, the Company had $7.8 million of unrecognized compensation cost related to non-vested, share-based compensation related to awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4 years. The related compensation expense recognized during the quarters ended March 31, 2008 and 2007 was $547,000 and $173,000, respectively.

G – SUBSEQUENT EVENT

In March 2008, John L. Cox, a senior executive officer of the Company passed away. On April 4, 2008, the Compensation Committee (the “Committee”) of the Company’s Board of Directors approved the immediate vesting in full of all restricted shares held at the time of his death. The number of shares vested totaled 95,336, and the Company will realize approximately $441,000 share-based compensation expense related to the vesting of these shares in April 2008.

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

Principal Properties

Our oil and natural gas assets are characterized by a combination of conventional and unconventional reserves and prospects. We have conventional reserves and production in four main onshore locations:

•	Electra/Burkburnett—Wichita and Wilbarger Counties, Texas;

•	Pontotoc County, Oklahoma;

•	South Texas-Starr, Wharton and Duval Counties, Texas; and

•	Boonsville-Jack and Wise Counties, Texas.

Our unconventional reserves and prospects are primarily shale plays in the following areas:

•	North Texas Barnett Shale—Jack and Wise Counties, Texas. This is our Tier 1 Barnett shale acreage where we own interests in approximately 27,700 gross (6,800 net) acres;

•	Appalachian Devonian Shale—Cabell and Mason Counties, West Virginia. We own leasehold interests in approximately 46,835 gross (44,987 net) acres;

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

First Quarter Drilling Activity

During the three months ended March 31, 2008:

•

We participated in the drilling of 23 gross (20.6 net) development wells and no exploratory wells. 15 of the development wells were capable of commercial production. The remaining eight were completing, testing, or drilling at the end of the period.

•

We drilled 14 net wells in the Electra/Burkburnett area, of which 13 were completed as producing wells and one of which was waiting on completion at the end of the first quarter. We own a 100% working interest in and operate all 14 of the wells.

•	In Pontotoc County, Oklahoma we drilled and completed the Northeast Fitts Unit #9-12 as a producer. We have a 90% WI in this well.

•

In Starr County, Texas we completed Garza Hitchcock #13 that was spud during the fourth quarter of 2007. We have a 100% WI in this well. We also began drilling the Garza Hitchcock #11, which reached TD during the quarter and is being prepared to perforate and frac remaining intervals.

•

Our capital expenditures totaled $13.2 million, of which approximately $11.2 million was allocated to lower risk development activities, $1.5 million was allocated to exploration activities, and $0.5 million was allocated to unproved properties.

•

We continue to acquire and interpret additional seismic data covering a portion of our Barnett Shale acreage. As a result, we currently own 85 square miles of 3-D seismic data covering our 53,967 gross (27,602 net) acres in the Barnett Shale. The seismic data is being used to target additional drilling locations. At March 31, 2008, we owned an interest in 14 Barnett Shale producing wells, two of which we operate, nine of which are operated by Devon Energy, as successor to Chief Oil & Gas, Inc. and three of which are operated by EOG Resources, Inc.

•

In addition, another Devon Energy operated well is in the testing stage, and two additional Devon Energy operated wells are drilling ahead. The first of five EOG operated wells was completed during the first quarter as a producer; the next four have not yet spud. RAM had previously proposed to EOG and other joint owners these four wells in an effort to accelerate the development of the company’s Barnett Shale acreage.

 First Quarter Producing Activities

During the three months ended March 31, 2008, our production by major field was as shown in the following table:

	Conventional					Unconventional
	Electra/ Burkburnett	Boonsville	Allen/Fitts	South Texas	Other	Barnett Shale	Appalachia	Total

Production volumes:
Oil (Bbls)	138,872	4,119	93,085	10,132	50,544	1,248	-	298,000
NGL (Bbls)	11,895	16,602	3,019	20,535	4,875	17,074	-	74,000
Natural gas (Mcf)	-	77,000	152,000	604,000	505,422	99,000	4,580	1,442,002
Total (Boe)	150,767	33,554	121,437	131,334	139,656	34,822	763	612,334

Average Daily Production:
Oil (Bbls)	1,526	45	1,023	111	555	14	-	3,274
NGL (Bbls)	131	182	33	226	54	188	-	814
Natural gas (Mcf)	-	846	1,670	6,637	5,554	1,088	50	15,845
Total (Boe)	1,657	368	1,334	1,443	1,535	383	8	6,729

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our oil and natural gas production, and prices and costs attributable to all oil and natural gas properties owned by us, for the three months ended March 31, 2008. Average realized prices reflect the actual realized prices received by us, before and after giving effect to the results of our derivative contract settlements. Our derivative activities are financial, and our production of oil, NGLs, and natural gas, and the average realized prices we receive from our production, are not affected by our derivative arrangements.

Production volumes:
Oil (MBbls)	298
NGL (MBbls)	74
Natural gas (MMcf)	1,442
Total (Mboe)	612

Average sale prices received:
Oil (per Bbl)	$96.17
NGL (per Bbl)	$53.99
Natural gas (per Mcf)	$7.54
Total per Boe	$71.13

Cash effect of derivative contracts:
Oil (per Bbl)	($7.78)
NGL (per Bbl)	$0.00
Natural gas (per Mcf)	$0.00
Total per Boe	($3.79)

Average prices computed after cash effect of settlement of derivative contracts:
Oil (per Bbl)	$88.39
NGL (per Bbl)	$53.99
Natural gas (per Mcf)	$7.54
Total per Boe	$67.34

Cash expenses (per Boe):
Oil and natural gas production taxes	$3.97
Oil and natural gas production expenses	$15.23
General and administrative	$9.01
Net cash interest expense	$12.72
Total per Boe	$40.93

Cash flow per Boe	$26.41

Acquisition, Development and Exploration Capital Expenditures

The following table presents information regarding our net costs incurred in our acquisitions of proved and unproved properties, and our development and exploration activities during the three months ended March 31, 2008 (in thousands):

Development costs	$11,249
Exploration costs	1,419
Proved property acquisition costs	-
Unproved property acquisition costs	538
Total costs incurred	$13,206

Results of Operations

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Revenues and Other Operating Income. Our revenues and other operating income increased by $21.8 million, or 153%, for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007. The increase was a result of increased oil and natural gas sales, partially offset by unrealized losses on derivatives, discussed below. The following table summarizes our oil and natural gas production volumes, average sales prices and period to period comparisons, including the effect on our oil and natural gas sales, for the periods indicated:

	Three months ended
	March 31,
	2008	2007	Increase

Oil and natural gas sales (in thousands):	$ 43,533	$ 15,144	187.5%
Production volumes:
Oil (MBbls)	298	181	64.6%
NGL (MBbls)	74	35	111.4%
Natural gas (MMcf)	1,442	582	147.8%
Total Mboe	612	313	95.5%
Average sale prices:
Oil (per Bbl)	$ 96.17	$ 56.37	70.6%
NGL (per Bbl)	$ 53.99	$ 37.94	42.3%
Natural gas (per Mcf)	$ 7.54	$ 6.21	21.5%
Per Boe	$ 71.13	$ 48.41	46.9%

Oil and Natural Gas Sales. Our oil and natural gas revenues increased by $28.4 million, or 188%, for the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007, due to a 96% increase in production and a 47% increase in product prices.

For the quarter ended March 31, 2008, our oil production increased by 65%, our NGL production increased by 111%, and our natural gas production increased by 148%, compared to the quarter ended March 31, 2007. Production increases were due primarily to our acquisition of Ascent Energy in November, 2007. Our average realized sales price for oil was $96.17 per barrel for the quarter ended March 31, 2008, an increase of 71% compared to $56.37 per barrel for the same quarter in the previous year. Our average realized NGL price for the quarter ended March 31, 2008 was $53.99 per barrel, a 42% increase compared to $37.94 per barrel for the quarter ended March 31, 2007. Our average realized natural gas price was $7.54 per Mcf for the first quarter of 2008, an increase of 22% compared to $6.21 per Mcf for the first quarter of 2007.

Other Revenues. Other revenues for the quarter ended March 31, 2008 decreased $109,000, or 54%, compared to the quarter ended March 31, 2007.

Realized and Unrealized Gain (Loss) from Derivatives. For the quarter ended March 31, 2008, our loss from derivatives was $7.6 million, compared to a loss of $1.1 million for the quarter ended March 31, 2007. Our losses during these periods were the net result of recording actual contract settlements, the premiums paid for our derivative contracts, and unrealized losses attributable to mark-to-market values of our derivative contracts at the end of the periods.

	Three months ended March 31,
	2008	2007
	(in thousands)
Contract settlements and premium costs:
Oil	$ (2,318)	$ 1
Natural gas	-	(31)
Realized losses	(2,318)	(30)
Mark-to-market losses:
Oil	(4,452)	(407)
Natural gas	(807)	(647)
Unrealized losses	(5,259)	(1,054)
Realized and unrealized losses	$ (7,577)	$ (1,084)

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $2.4 million for the quarter ended March 31, 2008, compared to $824,000 for the comparable quarter of the previous year. Production taxes are based on realized prices at the wellhead. As revenues from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 5.6% for the quarter ended March 31, 2008, compared to 5.4% for the quarter ended March 31, 2007.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $9.3 million for the quarter ended March 31, 2008, an increase of $4.8 million, or 106%, from the $4.5 million for the quarter ended March 31, 2007. The increase was due primarily to our acquisition of Ascent Energy in November, 2007. For the quarter ended March 31, 2008, our oil and natural gas production expense was $15.23 per Boe compared to $14.47 per Boe for the quarter ended March 31, 2007, an increase of 5%. This rate increase per Boe is primarily due to an increase in workover expenses and an overall increase in costs from service providers. As a percentage of oil and natural gas sales, oil and natural gas production expense was 21% for the quarter ended March 31, 2008, as compared to 30% for the quarter ended March 31, 2007.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $7.2 million, or 210%, for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007. The increase was a result of higher capitalized costs due to our acquisition of Ascent Energy in November, 2007. On an equivalent basis, our amortization of the full-cost pool of $10.4 million was $16.95 per Boe for the quarter ended March 31, 2008, an increase per Boe of 62% compared to $3.3 million, or $10.46 per Boe for the quarter ended March 31, 2007. This rate increase per Boe resulted from our recording of the Ascent reserves at their acquisition cost in connection with the merger.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $538,000 for the quarter ended March 31, 2008, compared to $146,000 for the first quarter in 2007. The increase was due primarily to our acquisition of Ascent Energy in November, 2007.

Share-Based Compensation. From time to time, our Board of Directors grants restricted stock awards under our 2006 Long-Term Incentive Plan. Each of these grants vests in equal increments over the vesting period provided for the particular award. All currently unvested awards provide for vesting periods of either four or five years. The share-based compensation on these grants was calculated using the closing price per share on each of the grant dates and the total share-based compensation on all these grants will be recognized over their respective vesting periods. For the quarter ended March 31, 2008, we recognized a total of $547,000 share-based compensation compared to $173,000 for the quarter ended March 31, 2007.

General and Administrative Expense. For the quarter ended March 31, 2008, our general and administrative expense was $5.5 million, compared to $2.3 million for the quarter ended March 31, 2007, an increase of $3.2 million, or 135%. The increase is primarily due to increased professional fees, as well as increased salary expense and an increased number of employees associated with our acquisition of Ascent Energy in November, 2007.

Interest Income. Interest income was $73,000 for the first quarter of 2008 compared to $207,000 for the first quarter of the previous year. The decrease was due to lower cash balances. For the first quarter of 2007, we held approximately $27.0 million of proceeds from a common stock offering which closed during February of 2007.

Interest Expense. Our interest expense increased by $4.3 million, to $8.2 million for the quarter ended March 31, 2008, compared to $3.8 million incurred for the first quarter of the previous year. This increase of 113% was due to higher outstanding indebtedness during the 2008 period compared to the 2007 period, offset partially by lower effective interest rates.

Income Taxes. For the quarter ended March 31, 2008, we recorded an income tax benefit of $641,000, on a pre-tax loss of $1.2 million. For the quarter ended March 31, 2007, our income tax benefit was $229,000, on a pre-tax loss of $809,000. The effective tax rate was 55% for the first quarter of 2008 and 28% for the first quarter of 2007.

Net Income. Our net loss was $523,000 for the quarter ended March 31, 2008, compared to a net loss of $580,000 for the quarter ended March 31, 2007. The change in our net loss for the first quarter of 2008 resulted from increased oil and natural gas sales, offset by increases in unrealized losses on derivatives and interest expense.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $14.6 million, and $24.6 million was available under our revolving credit facility. At that date, we had $351.7 million of indebtedness outstanding, including $350.4 million under our credit facility and $1.3 million in other indebtedness.

Credit Facility. In November 2007, in conjunction with the Ascent acquisition, the Company entered into a new $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf of other institutional lenders. The new facility, which replaced our previous $300.0 million facility, includes a $175.0 million revolving credit facility and a $200.0 million term loan facility. The entire amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility at the closing was $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the new facility were used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and will bear interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. The term loan provides for payments of interest only during its five-year term, with the interest rate being LIBOR plus 7.5%.

Advances under the new facility are secured by liens on substantially all properties and assets of the Company and its subsidiaries, including Ascent and its subsidiaries. The loan agreement contains representations, warranties and covenants customary in transactions of this nature, including financial covenants relating to current ratio, minimum interest coverage ratio, maximum leverage ratio and a required ratio of asset value to total indebtedness. The Company is required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of our projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. At March 31, 2008, $150.4 million was outstanding under the revolving credit facility and $200.0 million was outstanding under the term facility.

As part of our debt covenant calculations, our EBITDA was $23.6 million for the quarter ended March 31, 2008. We were in compliance with all covenants of the credit facility at March 31, 2008.

Senior Notes. In February 1998, RAM Energy completed the sale of $115.0 million of 11.5% Senior Notes due 2008 in a public offering of which $28.4 million remained outstanding at December 31, 2007. These notes were retired at maturity on February 15, 2008 using proceeds from the Company’s revolving credit facility.

Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net income (loss), adjustments to reconcile net income to cash provided (used) before changes in working capital, and changes in working capital. For the three months ended March 31, 2008, our net loss was $523,000, as compared with a net loss of $580,000 for the three months ended March 31, 2007. Adjustments (primarily non-cash items such as amortization and depreciation, unrealized losses on derivatives, share-based compensation and deferred income taxes) were $16.8 million for the three months ended March 31, 2008 compared to $4.7 million for the first three months of 2007, an increase of $12.1 million. Amortization and depreciation and unrealized losses on derivatives caused most of this increase. Working capital changes for the three months ended March 31, 2008 were a negative $11.2 million (caused primarily by deposits to meet derivative margin requirements), compared with negative changes of $4.1 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, in total, net cash provided by operating activities was $5.1 million compared to $37,000 of net cash used by operations for the first three months of the previous year.

Cash Flow From Investing Activities. For the three months ended March 31, 2008, net cash used in our investing activities was $13.2 million, consisting of $13.4 million in payments for oil and gas properties and other equipment offset by $247,000 in proceeds from sales of property and equipment. For the three months ended March 31, 2007, net cash used in our investing activities was $4.5 million.

Cash Flow From Financing Activities. For the three months ended March 31, 2008, net cash provided by our financing activities was $15.8 million, compared to net cash provided of $27.1 million for the three months ended March 31, 2007. In the first quarter of 2008, we used $28.4 million in proceeds from our revolving credit facility to retire RAM Energy’s Senior Notes. Other cash provided in the first quarter of 2008 included $16.7 million in additional long-term debt borrowings, offset by $900,000 in payments on our long-term debt. The cash provided in the first quarter of 2007 included $27.4 million in net proceeds from a common stock offering, partially offset by a $300,000 net debt decrease.

Capital Commitments

During the three months ended March 31, 2008, we had capital expenditures of $13.2 million relating to our oil and gas operations, of which $11.2 million was allocated to drilling new development wells, $1.5 million was for exploratory costs and $0.5 million was for acquisition costs. We initially budgeted an aggregate of $80.0 million for non-acquisition capital expenditures for the year 2008. However, the amount and timing of our capital expenditures may vary depending on the rate at which we expand and develop our oil and natural gas properties. We may require additional financing for future acquisitions and to refinance our debt before or at its final maturities.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information included in this Item 3 is considered to constitute “forward-looking statements” for purposes of the statutory safe harbor provided in Section 27A of the securities Act and Section 21E of the Exchange Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report.

Our measure of market risk exposure represents an estimate of the change in fair value of our debt obligations. Market risk exposure is presented for each class of our credit facility at March 31, 2008, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.

Exposure to market risk is managed and monitored by our senior management. Senior management approves the overall investment strategy that we employ and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to us. The carrying amounts reported in our consolidated balance sheets for cash and cash equivalents, trade receivables and payables, installment notes and variable rate long-term debt approximate their fair values.

Interest Rate Sensitivity

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on our borrowings. We have not used interest rate derivative instruments to manage our exposure to interest rate changes.

Our long-term debt, as of March 31, 2008, is denominated in U.S.dollars. Our debt has been issued at variable rates, and as such, interest expense would be impacted by interest rate shifts. The impact of a 100-basis point increase in LIBOR interest rates would result in an increase in interest expense of $3.5 million annually. A 100-basis point decrease would result in a decrease in interest expense of $3.5 million annually.

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

During the quarter ended March 31, 2008, Shell Trading-US accounted for $13.4 million, or approximately 31% and Sunoco, Inc. accounted for $8.9 million, or approximately 20%, of our revenue from the sales of oil and natural gas.

To reduce exposure to fluctuations in oil and natural gas prices, to achieve more predictable cash flow, and as required by our lenders, we periodically utilize various derivative strategies to manage the price received for a portion of our future oil and natural gas production. We have not established derivatives in excess of our expected production.

Our open derivative positions at March 31, 2008 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	Per Day	Price	Per Day	Price	Per Day	Price	Per Day	Price
Collars
2008	1,500	$ 65.33	1,500	$ 83.67	10,000	$ 7.65	10,000	$ 12.13
2009	1,371	$ 59.46	1,371	$ 81.92	10,000	$ 7.18	10,000	$ 11.68
2010	500	$ 60.00	500	$ 80.00	-	-	-	-

	Secondary Floors
Year	Per Day	Price
2009	800	$ 75.00

	Bare Floors
Year	Per Day	Price
2008	1,800	$ 70.77
2009	1,000	$ 65.00

Crude oil floors and ceilings for 2008 cover April through December, while natural gas floors and ceilings for 2008 cover May through December. Crude oil bare floors for 2008 cover April through December. Crude oil floors and ceilings for 2009 cover the calendar year, and natural gas floors and ceilings for 2009 cover January through October. Crude oil secondary floors for 2009 cover January through March, and bare floors cover January through June. Crude oil floors and ceilings for 2010 cover January through March.

 ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2008. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting. On March 25, 2008, we announced that G. Les Austin had been named our principal financial officer, effective April 1, 2008.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Previously reported. Reference is made to Item 1 in our annual report on Form 10-K for the year ended December 31, 2007, for a discussion of pending legal proceedings to which we are a party.

ITEM 1A – RISK FACTORS

Previously reported. Reference is made to Item 1A in our annual report on Form 10-K for the year ended December 31, 2007, for a discussion of our risk factors.

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

(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]
10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006. *	(9) [10.1]

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008	(17) [10.62]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.7]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant's Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant's Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

10.13

Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.

(11) [10.14]

10.13.1

First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent, dated as of August 8, 2007.

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

10.17

Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndicating Agents, and the financial institutions named therein as the Lenders

(16) [10.1]

10.18	Description of Compensation Arrangement with G. Les Austin*	**

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer	**

32.1	Section 13.50 Certification of our Principal Executive Officer	**

32.2	Section 13.50 Certification of our Principal Financial Officer	**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RAM ENERGY RESOURCES, INC.
May 8, 2008	/s/ Larry E. Lee
Name: Larry E. Lee
Title: Chairman, President and Chief Executive Officer

May 8, 2008	/s/ G. Les Austin
Name: G. Les Austin
Title: Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated herein by reference

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated herein by reference

4.1	Specimen Unit Certificate.	Incorporated herein by reference

4.2	Specimen Common Stock Certificate.	Incorporated herein by reference

4.3	Amended Specimen Warrant Certificate.	Incorporated herein by reference

4.4	Amended Form of Unit Purchase Option granted to EarlyBird Capital, Inc.	Incorporated herein by reference

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	Incorporated herein by reference

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference

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

Incorporated herein by reference

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	Incorporated herein by reference

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	Incorporated herein by reference

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	Incorporated herein by reference

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.4	Voting Agreeement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	Incorporated herein by reference

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006.	Incorporated herein by reference

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	Incorporated herein by reference

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006. *	Incorporated herein by reference

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.	Incorporated herein by reference

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	Incorporated herein by reference

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.	Incorporated herein by reference

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	Incorporated herein by reference

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	Incorporated herein by reference

10.11	Agreement between RAM and Targa dated January 30, 1998.	Incorporated herein by reference

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006.	Incorporated herein by reference

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006.	Incorporated herein by reference

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

Incorporated herein by reference

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.	Incorporated herein by reference

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	Incorporated herein by reference

10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	Incorporated herein by reference

10.17

Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.

Incorporated herein by reference

10.18	Description of Compensation Arrangement with G. Les Austin.	Filed herewith electronically

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer.	Filed herewith electronically

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer.	Filed herewith electronically

32.1	Section 1350 Certification of our Principal Executive Officer.	Filed herewith electronically

32.2	Section 1350 Certification of our Principal Financial Officer.	Filed herewith electronically