Form 10-Q
period 2008-06-30
RAM ENERGY RESOURCES INC
filed 2008-08-08
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

At August 6, 2008, 78,609,519 shares of the Registrant’s Common Stock were outstanding.

PART I – FINANCIAL INFORMATION

We acquired Ascent Energy Inc. on November 29, 2007, by the merger of our wholly owned subsidiary with and into Ascent. The Ascent acquisition was accounted for under the purchase method of accounting. Upon completion of the Ascent acquisition, Ascent adopted the full cost method of accounting for exploration, development and production of oil and natural gas.

Our results of operations for the three- and six-month periods ended June 30, 2008 and 2007 are not comparable as a result of the Ascent acquisition. Results of operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2008. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2008.

ITEM 1 – FINANCIAL STATEMENTS

RAM Energy Resources, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 16,999	$ 6,873
Accounts receivable:
Oil and natural gas sales, net of allowance of $21 ($287 at December 31, 2007)	24,074	15,136
Joint interest operations, net of allowance of $496 ($428 at December 31, 2007)	1,232	687
Income taxes	13	58
Other, net of allowance of $33 ($26 at December 31, 2007)	740	2,180
Prepaid expenses	2,065	1,928
Deferred tax asset	15,595	3,786
Other current assets	1,107	842
Total current assets	61,825	31,490
PROPERTIES AND EQUIPMENT, AT COST:
Oil and natural gas properties and equipment, using full cost accounting	612,182	573,470
Unevaluated oil and natural gas properties	24,639	26,895
Other property and equipment	8,724	8,787
	645,545	609,152
Less accumulated depreciation and amortization	(89,351)	(67,529)
Total properties and equipment	556,194	541,623
OTHER ASSETS:
Deferred loan costs, net of accumulated amortization of $687 ($4,540 at December 31, 2007)	4,566	5,135
Other	2,088	1,994
Total assets	$ 624,673	$ 580,242

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$ 17,038	$ 11,121
Oil and natural gas proceeds due others	11,276	7,800
Related party	34	31
Other	2,875	1,371
Accrued liabilities:
Compensation	3,293	3,807
Interest	1,174	3,794
Franchise taxes	1,251	1,286
Income taxes	312	203
Other	-	75
Derivative liabilities	33,726	5,302
Asset retirement obligations	1,643	1,904
Long-term debt due within one year	463	29,231
Total current liabilities	73,085	65,925

OIL & NATURAL GAS PROCEEDS DUE OTHERS	2,475	2,383
DERIVATIVE LIABILITIES	13,447	3,073
LONG-TERM DEBT	254,589	306,516
DEFERRED INCOME TAXES	74,071	71,051
ASSET RETIREMENT OBLIGATIONS	26,670	25,741
UNCERTAIN TAX POSITIONS	-	6,855
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value, 100,000,000 and 100,000,000 shares authorized, 79,495,667 and 60,842,836, shares issued, 78,609,519 and 59,971,945 shares outstanding at June 30, 2008 and December 31, 2007, respectively	8	6
Additional paid-in capital	219,716	131,625
Treasury stock - 904,923 shares (889,666 shares at December 31,2007) at cost	(4,015)	(3,945)
Accumulated deficit	(35,373)	(28,988)
Stockholders' equity	180,336	98,698
Total liabilities and stockholders' equity	$ 624,673	$ 580,242
The accompanying notes are an integral part of these consolidated financial statements.

RAM Energy Resources, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES AND OTHER OPERATING INCOME:
Oil sales	$ 36,984	11,658	$ 65,644	21,880
Natural gas sales	15,349	4,579	26,227	8,189
Natural gas liquids sales	5,221	1,646	9,216	2,958
Realized losses on derivatives	(7,218)	(105)	(9,536)	(135)
Unrealized losses on derivatives	(33,808)	(102)	(39,067)	(1,156)
Other	117	99	211	302
Total revenues and other operating income	16,645	17,775	52,695	32,038

OPERATING EXPENSES:
Oil and natural gas production taxes	3,341	1,026	5,770	1,850
Oil and natural gas production expenses	9,458	4,683	18,780	9,210
Depreciation and amortization	11,179	4,129	21,802	7,554
Accretion expense	540	144	1,078	290
Share-based compensation	932	221	1,479	394
General and administrative, overhead and other expenses,
net of operator's overhead fees	5,539	2,578	11,056	4,924
Total operating expenses	30,989	12,781	59,965	24,222
Operating income (loss)	(14,344)	4,994	(7,270)	7,816

OTHER INCOME (EXPENSE):
Interest expense	(6,197)	(3,990)	(14,359)	(7,828)
Interest income	75	313	148	520
Other expense	(205)	-	(354)	-
INCOME (LOSS) BEFORE INCOME TAXES	(20,671)	1,317	(21,835)	508

INCOME TAX PROVISION (BENEFIT)	(14,809)	415	(15,450)	186

NET INCOME (LOSS)	$ (5,862)	$ 902	$ (6,385)	$ 322

EARNINGS (LOSS) PER SHARE:
Basic	$ (0.08)	$ 0.02	$ (0.10)	$ 0.01
Diluted	$ (0.08)	$ 0.02	$ (0.10)	$ 0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	69,198,767	40,292,725	64,190,725	38,759,576
Diluted	69,198,767	40,384,374	64,190,725	38,850,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$ (6,385)	$ 322
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,802	7,554
Amortization of deferred loan costs and Senior Notes discount	602	413
Accretion expense	1,078	290
Unrealized loss on derivatives	39,067	1,156
Deferred income taxes	(15,490)	(66)
Share-based compensation	1,479	394
Loss on disposal of other property, equipment and subsidiary	174	-
Undistributed losses on investment	174	-
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(8,366)	101
Prepaid expenses and other current assets	(405)	166
Accounts payable and oil and gas proceeds due others	11,250	(2,283)
Accrued liabilities and other	(2,843)	(697)
Income taxes payable	(237)	146
Asset retirement obligations	(309)	-
Total adjustments	47,976	7,174
Net cash provided by operating activities	41,591	7,496

INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(37,434)	(28,515)
Proceeds from sales of oil and natural gas properties and equipment	295	50
Payments for other property and equipment	(504)	(109)
Proceeds from sales of other property and equipment	19	-
Proceeds from sale of subsidiary, net of cash	308	-
Payments of merger costs	35	-
Net cash used in investing activities	(37,281)	(28,574)

FINANCING ACTIVITIES:
Payments on long-term debt	(134,924)	(546)
Proceeds from borrowings on long-term debt	54,226	16,056
Payments for deferred loan costs	(30)	-
Common stock repurchased	(70)	-
Common stock offering, net of direct costs	-	27,366
Warrants exercised	86,614	-
Net cash provided by financing activities	5,816	42,876

INCREASE IN CASH AND CASH EQUIVALENTS	10,126	21,798
CASH AND CASH EQUIVALENTS, beginning of period	6,873	6,721
CASH AND CASH EQUIVALENTS, end of period	$ 16,999	$ 28,519

RAM Energy Resources, Inc.

Condensed Consolidated Statements of Cash Flows, continued

(in thousands)

(unaudited)

Six months ended
June 30,
	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 16,335	$ 7,300
Cash paid for income taxes	$ 277	$ 5

DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Establishment of asset retirement obligations	$ 224	$ -
Amount removed from asset retirement obligations for sold or retired wells	$ 292	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.

Notes to unaudited condensed consolidated financial statements

A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

1.	Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements present the financial position at June 30, 2008 and December 31, 2007, the results of operations for the three and six month periods ended June 30, 2008 and 2007, and cash flows for the six month periods ended June 30, 2008 and 2007 of RAM Energy Resources, Inc. and its subsidiaries (the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. Reference is made to the Company’s consolidated financial statements for the year ended December 31, 2007, for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

On November 29, 2007, the Company acquired Ascent Energy Inc., an acquisition that significantly increased the size of the Company. See Note A.3.

The Company operates exclusively in the upstream segment of the oil and gas industry with activities including the drilling, completion, and operation of oil and gas wells. The Company conducts the majority of its operations in the states of Texas, Louisiana, Oklahoma, New Mexico and West Virginia.

3.	Significant Acquisitions

Ascent Acquisition. On November 29, 2007, the Company completed the acquisition of Ascent Energy Inc. (“Ascent”), a company engaged in exploration and development of oil and natural gas properties, and the production of oil and natural gas. The Company’s investment in the Ascent acquisition was valued at $303.8 million, and included 18,783,344 shares of the Company’s common stock and warrants to purchase 6,200,000 shares of its common stock at an exercise price of $5.00 per share, exercisable at any time on or prior to May 11, 2008. Sales proceeds of $20.0 million were placed in escrow as a source of funds to adjust for Ascent’s closing date working capital and to indemnify the Company against, among other things, breaches of covenants, representations and warranties by Ascent. As a result of the post-closing working capital reconciliation and the interim settlement of certain claims, at June 30, 2008, approximately $15.4 million principal amount remained in the escrow account. Through this transaction, the Company acquired properties and assets located in Texas, Oklahoma, Louisiana and the Appalachian region of West Virginia. The Company financed $187.0 million of the consideration paid in connection with the acquisition through borrowings under its new credit facility with Guggenheim Corporate Funding, LLC, for itself and as agent on behalf of a group of lenders.

The acquisition was accounted for using the purchase method in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The initial acquisition cost, the preliminary allocation to assets and liabilities, as adjusted by minimal subsequent purchase price adjustments are as follows (in thousands):

Revised
Allocation

Cash	$201,673
Direct acquisition costs	1,340
Fair value of shares of RAM common stock	97,016
Fair value of shares of RAM warrants	4,049
Net receivable due from escrow	(271)
Total Acquisition Cost	$303,807

Fair Value of Assets and Liabilities Acquired:
Current assets	$12,680
Oil and natural gas properties and equipment, using full cost accounting	346,706
Unevaluated oil and gas properties	26,254
Other property and equipment	1,466
Other assets	1,339
Current liabilities	(16,414)
Long-term asset retirement obligations	(13,847)
Deferred tax liability	(54,377)
Total Purchase Price	$303,807

The purchase allocation of the Ascent acquisition is subject to further adjustment pending resolution of any subsequent indemnity claims against the escrow.

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

5.      Earnings (Loss) Per Share

SFAS No. 128, Earnings per Share, requires a dual presentation of basic and diluted income per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (e.g. common stock options and warrants) were exercised into common stock or restricted stock grants were fully vested. Potential common shares in the diluted EPS computation are excluded for the three- and six-month period ended June 30, 2008, as their effect would be anti-dilutive. A reconciliation of earnings or loss and weighted average shares used in computing basic and diluted EPS is as follows for the three and six months ended June 30 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$ (5,862)	$ 902	$ (6,385)	$ 322

Weighted average shares - basic	69,198,767	40,292,725	64,190,725	38,759,576

Dilutive effect of unvested stock grants	-	91,649	-	90,856

Weighted average shares - diluted	69,198,767	40,384,374	64,190,725	38,850,432

Basic earnings (loss) per share	$ (0.08)	$ 0.02	$ (0.10)	$ 0.01

Diluted earnings (loss) per share	$ (0.08)	$ 0.02	$ (0.10)	$ 0.01

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of this pronouncement to have an impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Among other requirements, SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The Company is currently evaluating the impact that this pronouncement will have on its disclosures.

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

A rollforward of activity from December 31, 2007 follows (in thousands):

Six Months Ended
June 30,
2008

Uncertain Tax Positions:
Balance as of December 31, 2007	$ 6,855
Additions for tax positions of prior periods	127
Decreases in tax positions in prior period	(6,982)
Balance as of June 30, 2008	$ -

Additional interest in the amount of $127,000 was accrued on the remaining balance in the quarter ended March 31, 2008. The Company recognizes related interest and penalties as a component of income tax expense.

In May 2008, the Company settled an audit with the Internal Revenue Service for the 2005 tax year. The Company reversed an uncertain tax position of $7.0 million as management believed that it is more likely than not that the tax position will be realized.

Tax years open for audit by federal and state tax authorities as of June 30, 2008 are the years ended December 31, 2004 and 2006. Tax years ending prior to 2004 are open for audit to the extent that net operating losses generated in those years are being carried forward or utilized in an open year.

B – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company prospectively implemented the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for financial assets and financial liabilities reported or disclosed at fair value. As permitted by FASB Staff Position No. SFAS 157-2, the Company elected to defer implementation of the provisions of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009, except for non-financial items that are recognized or disclosed at fair value in the financial statements on a recurrent basis.

SFAS 157 refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. As of June 30, 2008, the fair value measurement of our net derivative liabilities was $47.2 million, based on Level 2 criteria.

C - DERIVATIVE CONTRACTS

The Company does not formally designate its derivative contracts as hedges as required by SFAS 133 in order to receive hedge accounting treatment. Accordingly, all gains and losses on the derivative financial instruments have been recorded in the statements of operations.

The Company’s open derivative positions at June 30, 2008 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	Per Day	Price	Per Day	Price	Per Day	Price	Per Day	Price
Collars
2008	1,500	$65.33	1,500	$83.93	10,000	$7.84	10,000	$13.18
2009	1,371	$59.46	1,371	$81.92	10,000	$7.18	10,000	$11.68
2010	500	$60.00	500	$80.00	-	-	-	-

	Secondary Floors
Year	Per Day	Price
2009	800	$75.00

	Bare Floors
Year	Per Day	Price
2008	1,800	$70.00
2009	1,249	$68.02

Crude oil floors and ceilings for 2008 cover July through December, while natural gas floors and ceilings for 2008 cover August through December. Crude oil bare floors for 2008 cover July through December. Crude oil floors and ceilings for 2009 cover the calendar year, and natural gas floors and ceilings for 2009 cover January through October. Crude oil secondary floors for 2009 cover January through March, and bare floors cover the calendar year. Crude oil floors and ceilings for 2010 cover January through March.

D - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2008	December 31, 2007

Credit facility	$ 254,387	$ 306,357
11.5% Senior Notes due 2008, net of discount	-	28,393
Installment loan agreements	665	997
	255,052	335,747
Less amount due within one year	463	29,231
	$ 254,589	$ 306,516

1.	Senior Notes

In February 1998, RAM Energy, Inc. (“RAM Energy”), a wholly owned subsidiary of the Company, completed the sale of $115.0 million of 11.5% Senior Notes due 2008 in a public offering of which $28.4 million remained outstanding at December 31, 2007. These notes were retired at maturity on February 15, 2008 using proceeds from the Company’s revolving credit facility (subject to an interest rate of 4.25% at June 30, 2008).

2.	Revolving Credit Facility

In November 2007, in conjunction with the Ascent acquisition, the Company entered into a new $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf of other institutional lenders. The new facility, which replaced our previous $300.0 million facility, includes a $250.0 million revolving credit facility, a $200.0 million term loan facility, and an additional $50.0 million available under the term loan as requested by the Company and approved by the lenders. The initial amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility at the closing was $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the new facility were used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and will bear interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. The term loan provides for payments of interest only during its five-year term, with the interest rate being LIBOR plus 7.5%.

Advances under the new facility are secured by liens on substantially all properties and assets of the Company and its subsidiaries, including Ascent and its subsidiaries. The loan agreement contains representations, warranties and covenants customary in transactions of this nature, including financial covenants relating to current ratio, minimum interest coverage ratio, maximum leverage ratio and a required ratio of asset value to total indebtedness. The Company is required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of its projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. At June 30, 2008, $141.0 million was outstanding under the revolving credit facility and $113.4 million was outstanding under the term facility. During May 2008, the Company reduced its outstanding balance on the term facility by $86.6 million of net proceeds, which it realized upon the exercise of 17,617,331 warrants.

The Company was in compliance with all of its covenants in the credit facility at June 30, 2008.

E - COMMITMENTS AND CONTINGENCIES

Contingent Receivables. Ascent Energy Inc., a wholly owned subsidiary of the Company, engaged a consulting firm to audit a gas processing plant utilized in South Texas. Based on the audit findings, the Company believes the gas processing plant used incorrect volumes to calculate natural gas liquids and therefore, may owe the Company additional revenues. However, the Company believes that any revenue due to it may be partially offset by a reciprocal adjustment to residue gas. The Company’s audit findings are currently being disputed by management of the gas processing plant. The Company, at this time, is unable to estimate the net adjustment resulting from the audit findings and accordingly, has not reflected the adjustment in the financial statements. Upon resolution of the disputed audit findings, any adjustment related to the audit will be recorded in the Company’s financial statements.

Contingent Liabilities. In April 2002, a lawsuit was filed in the District Court for Woods County, Oklahoma against RAM Energy, certain of its subsidiaries and various other individuals and unrelated companies, by a lessor of certain oil and gas leases from which production was sold to a gathering system owned and operated by Magic Circle Energy Corporation (“Magic Circle”) or its wholly-owned subsidiary, Carmen Field Limited Partnership (“CFLP”). The lawsuit covers the period from 1977 to a current date. In 1998, both Magic Circle and CFLP became wholly-owned subsidiaries of RAM Energy. The lawsuit was filed as a class action on behalf of all royalty owners under leases owned by any of the defendants during the period Magic Circle or CFLP owned and operated the gathering system. The petition claims that additional royalties are due because Magic Circle and CFLP resold oil and gas purchased at the wellhead for an amount in excess of the price upon which royalty payments were based and paid no royalties on natural gas liquids extracted from the gas at plants downstream of the system. Other allegations include under-measurement of oil and gas at the wellhead by Magic Circle and CFLP, failure to pay royalties on take or pay settlement proceeds and failure to properly report deductions for post-production costs in accordance with Oklahoma’s check stub law.

RAM Energy and other defendants have filed answers in the lawsuit denying all material allegations set out in the petition. The Company believes that fair and proper accounting was made to the royalty owners for production from the subject leases and intends to vigorously defend the lawsuit, however, settlement negotiations have been initiated. Plaintiffs have not specified an amount of claim, nor the time period covered. Management is currently unable to estimate a range of potential loss, if any, related to this lawsuit, and accordingly no amounts have been recorded in the consolidated financial statements. In the event the court should find RAM Energy and its related defendants liable for damages in the lawsuit, a former joint venture partner is contractually obligated to pay a portion of any damages assessed against the defendant lessees up to a maximum contribution of approximately $2.8 million. In conjunction with the Company’s May 8, 2006 acquisition of RAM Energy, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of their common stock to secure their potential indemnity obligations to the Company, including any loss it might sustain in this litigation or through an agreed settlement. These escrowed shares will remain in escrow until the litigation is resolved. Any resolution in excess of the value of the escrow will be borne by the Company.

The Company is also involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

F – CAPITAL STOCK

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

On November 29, 2007, the Company acquired Ascent Energy Inc. in exchange for the issuance of 18,783,344 shares of common stock, warrants to purchase 6,200,000 shares of common stock at an exercise price of $5.00 per share, exercisable on or prior to May 11, 2008, and $202.8 million in cash, including direct acquisition costs. As a result of the acquisition, Ascent is now a wholly-owned subsidiary of the Company.

The Company had outstanding warrants to purchase 18,848,800 shares of its common stock (including the warrants issued in connection with the Ascent acquisition) at an exercise price of $5.00 per share, of which 17,617,331 were exercised prior to the May 12, 2008 expiration date, resulting in net proceeds to the Company of $86.6 million. Proceeds of the exercise were used to pay down the term loan portion of the Company’s credit facility. The remaining 1,231,469 warrants expired and no longer are outstanding.

The Company has outstanding options to purchase up to 275,000 units at any time on or prior to May 11, 2009, each unit consisting of one share of the Company’s common stock and two warrants. The warrants have expired by their terms and as a result, the unit options currently are exercisable, at $9.90 per unit, only for a single share of common stock.

G- SHARE BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted the provisions of SFAS 123R effective January 1, 2006.

On May 8, 2006, the Company’s stockholders approved its 2006 Long-Term Incentive Plan (the “Plan”). The Company reserved a maximum of 2,400,000 shares of its common stock for issuances under the Plan. The Plan includes a provision that, at the request of a grantee, the Company may repurchase shares to satisfy the grantee’s federal and state income tax withholding requirements. All repurchased shares will be held by the Company as treasury stock. On May 8, 2008, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2,400,000 to 6,000,000. As of June 30, 2008, a maximum of 3,662,433 shares of common stock remained reserved for issuance under the Plan.

As of June 30, 2008, the Company had $7.2 million of unrecognized compensation cost related to non-vested, share-based compensation related to awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 4 years. The Company recognized share-based compensation expense of $932,000 and $1,479,000 for the three- and six- month periods ended June 30, 2008, and $221,000 and $394,000 for the three- and six- month periods ended June 30, 2007, respectively.

In March 2008, John L. Cox, a senior executive officer of the Company passed away. On April 4, 2008, the Compensation Committee of the Company’s Board of Directors approved the immediate vesting in full of all restricted shares held by Mr. Cox at the time of his death. The number of shares vested totaled 95,336, and the Company recognized $441,000 of share-based compensation related to the vesting of these shares in April 2008.

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

Principal Properties

Our oil and natural gas assets are characterized by a combination of conventional and unconventional reserves and prospects. We have conventional reserves and production in four main onshore locations:

•	Electra/Burkburnett—Wichita and Wilbarger Counties, Texas; (Mature Oil Field)

•	Pontotoc County, Oklahoma; (Mature Oil Field)

•	South Texas—Starr, Wharton and Duval Counties, Texas; and (Developing Field)

•	Boonsville—Jack and Wise Counties, Texas. (Mature Natural Gas Field)

Our unconventional reserves and prospects are primarily shale plays in the following areas:

•	North Texas Barnett Shale—Jack and Wise Counties, Texas. This is our Tier 1 Barnett shale acreage where we own interests in approximately 27,504 gross (6,754 net) acres; (Developing Field)

•	Appalachian Devonian Shale—Cabell and Mason Counties, West Virginia. We own leasehold interests in approximately 46,958 gross (45,067 net) acres; (Developing Field)

•

North Texas Barnett Shale (Tier 2)—Bosque and Hamilton Counties, Texas. We own interests in approximately 21,185 gross (16,817 net) acres in this emerging Tier 2 region of the North Texas Barnett shale play; and (Developing Field)

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our oil and natural gas production, and prices and costs attributable to all oil and natural gas properties owned by us, for the three and six months ended June 30, 2008. Average realized prices reflect the actual realized prices received by us, before and after giving effect to the results of our derivative contract settlements. Our derivative activities are financial, and our production of oil, NGLs, and natural gas, and the average realized prices we receive from our production, are not affected by our derivative arrangements.

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Production volumes:
Oil (MBbls)	300	598
NGL (MBbls)	86	160
Natural gas (MMcf)	1,544	2,986
Total (Mboe)	644	1,256

Average sale prices received:
Oil (per Bbl)	$123.15	$109.72
NGL (per Bbl)	$60.58	$57.66
Natural gas (per Mcf)	$9.94	$8.78
Total per Boe	$89.39	$80.50

Cash effect of derivative contracts:
Oil (per Bbl)	($19.39)	(13.61)
NGL (per Bbl)	$0.00	$0.00
Natural gas (per Mcf)	($0.90)	($0.47)
Total per Boe	($11.21)	($7.59)

Average prices computed after cash effect
of settlement of derivative contracts:
Oil (per Bbl)	$103.76	$96.11
NGL (per Bbl)	$60.58	$57.66
Natural gas (per Mcf)	$9.04	$8.31
Total per Boe	$78.18	$72.91

Cash expenses (per Boe):
Oil and natural gas production taxes	$5.19	$4.59
Oil and natural gas production expenses	$14.69	$14.96
General and administrative	$8.60	$8.80
Net cash interest expense	$9.05	$10.84
Total per Boe	$37.53	$39.19

Cash flow per Boe	$40.65	$33.72

Acquisition, Development and Exploration Capital Expenditures

The following table presents information regarding our net costs incurred in our acquisitions of proved and unproved properties, and our development and exploration activities during the three and six months ended June 30, 2008 (in thousands):

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008

Development costs	$ 16,024	$ 27,273
Exploration costs	7,570	8,989
Proved property acquisition costs	-	-
Unproved property acquisition costs	634	1,172
Total costs incurred	$ 24,228	$ 37,434

We participated in the drilling of 21 gross (17.99 net) development wells and four gross (3.9 net) exploratory wells. Twelve of the development wells were capable of commercial production. The remaining wells were completing, testing, or drilling at the end of the period.

Results of Operations

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Oil and natural gas sales increased $39.7 million, or 222% to $57.6 million for the three months ended June 30, 2008 as compared to $17.9 million for the same period in 2007. This increase was driven by both commodity price increases, which increased 69% for the three months ended June 30, 2008 as compared to the same period last year, and by volume increases which increased 91% for the three months ended June 30, 2008 as compared to the same period last year. Contributing to this production increase is the recently acquired South Texas and Appalachia fields, and an 84% increase in our Allen/Fitts mature oil fields from the Ascent acquisition. We have also seen production increases through our drilling activities in Barnett Shale. Offsetting our oil and natural gas sales were derivative losses of $41.0 million for the three months ended June 30, 2008.

The following table summarizes our oil and natural gas production volumes, average sales prices and period to period comparisons, including the effect on our oil and natural gas sales, for the periods indicated:

				Mature	Mature
	Developing Fields			Oil Fields*	Natural Gas Fields
Three Months Ended June 30, 2008	South Texas	Barnett Shale	Appalachia	Various	Various	Total
Aggregate Net Production
Oil (Bbls)	11,361	544	-	237,265	51,142	300,312
NGLs (Bbls)	31,912	13,700	-	21,932	18,646	86,190
Natural Gas (Mcf)	704,424	77,550	5,294	186,444	570,197	1,543,909
Boe	160,677	27,169	882	290,271	164,821	643,820

Three Months Ended June 30, 2007
Aggregate Net Production
Oil (Bbls)	-	1,649	-	144,761	39,983	186,393
NGLs (Bbls)	-	1,671	-	12,740	22,469	36,880
Natural Gas (Mcf)	-	121,890	-	-	561,905	683,795
Boe	-	23,635	-	157,501	156,103	337,239
Change in Boe	160,677	3,534	882	132,770	8,718	306,581
Percentage Change in Boe	100.0%	15.0%	100.0%	84.3%	5.6%	90.9%

* Includes Electra/Burkburnett, Allen/Fitts and Layton fields.

	Three months ended
	June 30,
	2008	2007	Increase

Average sale prices:
Oil (per Bbl)	$123.15	$62.54	96.9%
NGL (per Bbl)	$60.58	$44.64	35.7%
Natural gas (per Mcf)	$9.94	$6.70	48.4%
Per Boe	$89.39	$53.06	68.6%

Production volumes increased 91% during the three months ended June 30, 2008 primarily due to the Ascent acquisition in November 2007, and the 21 gross development and four gross exploratory wells drilled during the three months ended June 30, 2008. The developing fields of South Texas, Barnett Shale, and Appalachia in West Virginia produced 165 MBoe, or 54% of the production growth in the second quarter. Drilling activity included two gross development wells in Starr and Wharton Counties of South Texas, three gross additional Barnett Shale development and one gross exploratory wells, and three gross exploratory wells in the developing field of Appalachia in West Virginia. Mature oil fields of Electra/Burkburnett in North Texas and Allen/Fitts in Pontotoc County, Oklahoma produced 133 MBoe, or 43% of production growth in the second quarter. Drilling activity included 11 gross development wells in Electra/Burkburnett and four gross development wells in Allen/Fitts.

The average realized sales prices increased substantially for the three months ended June 30, 2008 as compared to the same period in 2007. The average realized sales price for oil was $123.15 per barrel for the three months ended June 30, 2008, an increase of 97%, compared to $62.54 per barrel for the same period in 2007. The average realized sales price for NGLs was $60.58 for the three months ended June 30, 2008, an increase of 36%, compared to $44.64 per barrel for the same period in 2007. The average realized sales price for natural gas was $9.94 per Mcf for the three months ended June 30, 2008, an increase of 48%, compared to $6.70 per Mcf for the same period in 2007.

Realized and Unrealized (Loss) from Derivatives. For the quarter ended June 30, 2008, our loss from derivatives was $41.0 million, compared to a loss of $0.2 million for the quarter ended June 30, 2007. Our losses during these periods were the net result of recording actual contract settlements, the premiums paid for our derivative contracts, and unrealized losses attributable to mark-to-market values of our derivative contracts at the end of the periods.

	Three months ended June 30,
	2008	2007
	(in thousands)
Contract settlements and premium costs:
Oil	$ (5,825)	$ (91)
Natural gas	(1,393)	(14)
Realized losses	(7,218)	(105)
Mark-to-market losses:
Oil	(28,264)	(419)
Natural gas	(5,544)	317
Unrealized losses	(33,808)	(102)
Realized and unrealized losses	$ (41,026)	$ (207)

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $3.3 million for the quarter ended June 30, 2008, compared to $1.0 million for the comparable quarter of the previous year. Production taxes vary by state. Most are based on realized prices at the wellhead, while Louisiana production taxes are based on volumes for natural gas and values for oil. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 5.8% for the quarter ended June 30, 2008, compared to 5.7% for the quarter ended June 30, 2007.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $9.5 million for the quarter ended June 30, 2008, an increase of $4.8 million, or 102%, from the $4.7 million for the quarter ended June 30, 2007. The increase was due primarily to our acquisition of Ascent Energy in November, 2007. For the quarter ended June 30, 2008, our oil and natural gas production expense was $14.69 per Boe compared to $13.89 per Boe for the quarter ended June 30, 2007, an increase of 6%. This rate increase per Boe is primarily due to an increase in workover expenses and an overall increase in costs from service providers. As a percentage of oil and natural gas sales, oil and natural gas production expense was 16% for the quarter ended June 30, 2008, as compared to 26% for the quarter ended June 30, 2007.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $7.1 million, or 171%, for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007. The increase was a result of higher capitalized costs due to our acquisition of Ascent Energy in November, 2007. On an equivalent basis, our amortization of the full-cost pool of $11.0 million was $17.02 per Boe for the quarter ended June 30, 2008, an increase per Boe of 44% compared to $4.0 million, or $11.79 per Boe for the quarter ended June 30, 2007. This rate increase per Boe resulted from our recording of the Ascent reserves at their acquisition cost in connection with the merger.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $0.5 million for the quarter ended June 30, 2008, compared to $0.1 million for the second quarter in 2007. The increase was due primarily to our acquisition of Ascent Energy in November, 2007.

Share-Based Compensation. From time to time, our Board of Directors grants restricted stock awards under our 2006 Long-Term Incentive Plan. Each of these grants vests in equal increments over the vesting period provided for the particular award. All currently unvested awards provide for vesting periods of from one to five years. The share-based compensation on these grants was calculated using the closing price per share on each of the grant dates and the total share-based compensation on all these grants will be recognized over their respective vesting periods. For the quarter ended June 30, 2008, we recognized a total of $0.9 million share-based compensation compared to $0.2 million for the quarter ended June 30, 2007. The increase in share-based compensation expense was primarily a result of the accelerated vesting of restricted stock grants to John Cox, our senior vice president who passed away in March, 2008.

General and Administrative Expense. For the quarter ended June 30, 2008, our general and administrative expense was $5.5 million, compared to $2.6 million for the quarter ended June 30, 2007, an increase of $2.9 million, or 115%. The increase is primarily due to increased professional fees, as well as increased salary expense and an increased number of employees associated with our acquisition of Ascent Energy in November, 2007.

Interest Expense. Our interest expense increased by $2.2 million, to $6.2 million for the quarter ended June 30, 2008, compared to $4.0 million incurred for the second quarter of the previous year. This increase of 55% was due to higher outstanding indebtedness during the 2008 period compared to the 2007 period, offset partially by lower effective interest rates.

Income Taxes. For the quarter ended June 30, 2008, we recorded an income tax benefit of $7.8 million, on a pre-tax loss of $20.7 million. We also increased our income tax benefit by $7.0 million by reversing an uncertain tax position and related accrued interest. For the quarter ended June 30, 2007, our income tax provision was $0.4 million, on a pre-tax income of $1.3 million. Excluding the reversal of the uncertain tax position, the effective tax rate was 38% for the second quarter of 2008 and 32 % for the second quarter of 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Oil and natural gas sales increased $68.1 million, or 206% to $101.1 million for the six months ended June 30, 2008 as compared to $33.0 million for the same period in 2007. This increase was driven by both commodity price increases, which increased 59% for the six months ended June 30, 2008 as compared to the same period last year, and by volume increases which increased 93% for the six months ended June 30, 2008 as compared to the same period last year. Contributing to this production increase is the recently acquired South Texas and Appalachia fields, a 61% increase in the Barnett Shale field, a 37% increase in our mature oil fields, and finally a 69% increase in mature natural gas fields. Offsetting our oil and natural gas sales were derivative losses of $48.6 million for the six months ended June 30, 2008.

The following table summarizes our oil and natural gas production volumes, average sales prices and period to period comparisons, including the effect on our oil and natural gas sales, for the periods indicated:

				Mature	Mature
	Developing Fields			Oil Fields*	Natural Gas Fields
Six Months Ended June 30, 2008	South Texas	Barnett Shale	Appalachia	Various	Various	Total
Aggregate Net Production
Oil (Bbls)	21,493	1,792	-	470,231	104,780	598,296
NGLs (Bbls)	52,447	30,774	-	39,612	36,989	159,822
Natural Gas (Mcf)	1,308,424	176,550	9,874	353,130	1,137,760	2,985,738
Boe	292,011	61,991	1,646	568,698	331,396	1,255,742

Six Months Ended June 30, 2007
Aggregate Net Production
Oil (Bbls)	-	2,101	-	364,836	796	367,733
NGLs (Bbls)	-	2,547	-	31,143	37,769	71,459
Natural Gas (Mcf)	-	203,883	-	118,726	942,795	1,265,404
Boe	-	38,628	-	415,767	195,697	650,092
Change in Boe	292,011	23,363	1,646	152,931	135,699	605,650
Percentage Change in Boe	100.0%	60.5%	100.0%	36.8%	69.3%	93.2%

* Includes Electra/Burkburnett, Allen/Fitts and Layton fields.

	Six months ended
	June 30,
	2008	2007	Increase

Average sale prices:
Oil (per Bbl)	$109.72	$59.50	84.4%
NGL (per Bbl)	$57.66	$41.40	39.3%
Natural gas (per Mcf)	$8.78	$6.47	35.7%
Per Boe	$80.50	$50.80	58.5%

Production volumes increased 93% during the six months ended June 30, 2008 primarily due to the Ascent acquisition in November 2007, and the 45 gross development and four gross exploratory wells drilled during the six months ended June 30, 2008. The developing fields of South Texas, Barnett Shale, and Appalachia in West Virginia produced 317 MBoe, or 52% of the production growth during the six months ended June 30, 2008. Drilling activity included four gross development wells in Starr and Wharton Counties of South Texas, six gross additional Barnett Shale development and one gross exploratory wells, and three gross exploratory wells in the developing field of Appalachia in West Virginia. Mature oil fields of Electra/Burkburnett in North Texas and Allen/Fitts in Pontotoc County, Oklahoma produced 153 MBoe, or 25% of production growth during the six months ended June 30, 2008. Drilling activity included 25 gross development wells in Electra/Burkburnett and eight gross development wells in Allen/Fitts.

The average realized sales prices increased substantially for the six months ended June 30, 2008 as compared to the same period in 2007. The average realized sales price for oil was $109.72 per barrel for the six months ended June 30, 2008, an increase of 84%, compared to $59.50 per barrel for the same period in 2007. The average realized sales price for NGLs was $57.66 for the six months ended June 30, 2008, an increase of 39%, compared to $41.40 per barrel for the same period in 2007. The average realized sales price for natural gas price was $8.78 per Mcf for the six months ended June 30, 2008, an increase of 36%, compared to $6.47 per Mcf for the same period in 2007.

Realized and Unrealized (Loss) from Derivatives. For the six months ended June 30, 2008, our loss from derivatives was $48.6 million compared to a loss of $1.3 million for the six months ended June 30, 2007. Our losses during these periods were the net result of recording actual contract settlements, the premiums paid for our derivative contracts, and unrealized losses attributable to mark-to-market values of our derivative contracts at the end of the periods.

	Six months ended June 30,
	2008	2007
	(in thousands)
Contract settlements and premium costs:
Oil	$ (8,143)	$ (90)
Natural gas	(1,393)	(45)
Realized losses	(9,536)	(135)
Mark-to-market losses:
Oil	(32,716)	(826)
Natural gas	(6,351)	(330)
Unrealized losses	(39,067)	(1,156)
Realized and unrealized losses	$ (48,603)	$ (1,291)

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $5.8 million for the six months ended June 30, 2008, compared to $1.9 million for the comparable six months of the previous year. Production taxes vary by state. Most are based on realized prices at the wellhead, while Louisiana production tax is based on volumes for natural gas and value for oil. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 5.7% for the six months ended June 30, 2008, compared to 5.6% for the six months ended June 30, 2007.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $18.8 million for the six months ended June 30, 2008, an increase of $9.6 million, or 104%, from the $9.2 million for the six months ended June 30, 2007. The increase was due primarily to our acquisition of Ascent Energy in November, 2007. For the six months ended June 30, 2008, our oil and natural gas production expense was $14.96 per Boe compared to $14.17 per Boe for the six months ended June 30, 2007, an increase of 6%. This rate increase per Boe is primarily due to an increase in workover expenses and an overall increase in costs from service providers. As a percentage of oil and natural gas sales, oil and natural gas production expense was 19% for the six months ended June

30, 2008, as compared to 28% for the six months ended June 30, 2007.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $14.2 million, or 189%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The increase was a result of higher capitalized costs due to our acquisition of Ascent Energy in November, 2007. On an equivalent basis, our amortization of the full-cost pool of $21.3 million was $16.98 per Boe for the six months ended June 30, 2008, an increase per Boe of 52% compared to $7.3 million, or $11.15 per Boe for the six months ended June 30, 2007. This rate increase per Boe resulted from our recording of the Ascent reserves at their acquisition cost in connection with the merger.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $1.1 million for the six months ended June 30, 2008, compared to $290,000 for the first six months in 2007. The increase was due primarily to our acquisition of Ascent Energy in November, 2007.

Share-Based Compensation. From time to time, our Board of Directors grants restricted stock awards under our 2006 Long-Term Incentive Plan. Each of these grants vests in equal increments over the vesting period provided for the particular award. All currently unvested awards provide for vesting periods of from one to five years. The share-based compensation on these grants was calculated using the closing price per share on each of the grant dates and the total share-based compensation on all these grants will be recognized over their respective vesting periods. For the six months ended June 30, 2008, we recognized a total of $1.5 million share-based compensation compared to $0.4 million for the six months ended June 30, 2007. The increase in share-based compensation expense was primarily a result of the accelerated vesting of restricted stock grants to John Cox, our senior vice president who passed away in March, 2008.

General and Administrative Expense. For the six months ended June 30, 2008, our general and administrative expense was $11.1 million, compared to $4.9 million for the six months ended June 30, 2007, an increase of $6.2 million, or 125%. The increase is primarily due to increased professional fees, as well as increased salary expense and an increased number of employees associated with our acquisition of Ascent Energy in November, 2007.

Interest Expense. Our interest expense increased by $6.6 million, to $14.4 million for the six months ended June 30, 2008, compared to $7.8 million incurred for the first six months of the previous year. This increase of 85% was due to higher outstanding indebtedness during the 2008 period compared to the 2007 period, offset partially by lower effective interest rates.

Income Taxes. For the six months ended June 30, 2008, we recorded an income tax benefit of $8.4 million, on a pre-tax loss of $21.8 million. We also increased our income tax benefit by $7.0 million by reversing an uncertain tax position and related accrued interest. For the six months ended June 30, 2007, our income tax provision was $186,000, on a pre-tax income of $508,000. Excluding the reversal of the uncertain tax position, the effective tax rate was 39% for the first six months of 2008 and 37% for the first six months of 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $17.0 million, and $15.5 million was available under our revolving credit facility. At that date, we had $255.1 million of indebtedness outstanding, including $254.4 million under our credit facility and $0.7 million in other indebtedness. In addition, we had $18.5 million utilized by outstanding letters of credit. During the second quarter of 2008, we reduced the outstanding balance of our credit facility by $96.0 million. We used $86.6 million in realized net proceeds from the exercise of 17,617,331 warrants in May 2008 to pay down the term facility, and $9.4 million in cash to pay down the revolver. As a result of this paydown and the retirement of the 11.5% Senior Notes in February 2008, our interest expense decreased by $2.0 million in the second quarter of 2008 compared to first quarter of 2008.

Credit Facility. In November 2007, in conjunction with the Ascent acquisition, the Company entered into a new $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf of other institutional lenders. The new facility, which replaced our previous $300.0 million facility, includes a $250.0 million revolving credit facility, a $200.0 million term loan facility, and an additional $50.0 million available under the term loan as requested by the Company and approved by the lenders. The entire amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility at the closing was $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the new facility were used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and will bear interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. The term loan provides for payments of interest only during its five-year term, with the interest rate being LIBOR plus 7.5%.

Advances under the new facility are secured by liens on substantially all properties and assets of the Company and its subsidiaries. The loan agreement contains representations, warranties and covenants customary in transactions of this nature, including financial covenants relating to current ratio, minimum interest coverage ratio, maximum leverage ratio and a required ratio of asset value to total indebtedness. The Company is required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of our projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. At June 30, 2008, our commodity hedging represented approximately 53% of our projected volumes. Also at June 30, 2008, $141.0 million was outstanding under the revolving credit facility, $113.4 million was outstanding under the term facility, and $18.5 million was utilized by outstanding letters of credit.

Senior Notes. In February 1998, RAM Energy completed the sale of $115.0 million of 11.5% Senior Notes due 2008 in a public offering of which $28.4 million remained outstanding at December 31, 2007. These notes were retired at maturity on February 15, 2008 using proceeds from the Company’s revolving credit facility.

Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net income (loss), adjustments to reconcile net income to cash provided (used) before changes in working capital, and changes in working capital. For the six months ended June 30, 2008, our net loss was $6.4 million, as compared with a net income of $0.3 million for the six months ended June 30, 2007. Adjustments (primarily non-cash items such as amortization and depreciation, unrealized losses on derivatives, share-based compensation and deferred income taxes) were $48.9 million for the six months ended June 30, 2008 compared to $9.7 million for the first six months of 2007, an increase of $39.2 million. Amortization and depreciation and unrealized losses on derivatives, partially offset by deferred income taxes, caused most of this increase. Working capital changes for the six months ended June 30, 2008 utilized $0.9 million of cash, compared with utilizing $2.6 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, in total, net cash provided by operating activities was $41.6 million compared to $7.5 million of net cash provided by operations for the first six months of the previous year.

Cash Flow From Investing Activities. For the six months ended June 30, 2008, net cash used in our investing activities was $37.3 million, consisting of $37.9 million in payments for oil and gas properties and other equipment offset by $0.3 million in proceeds from sales of property and equipment and $0.3 million from the sale of a gathering system. For the six months ended June 30, 2007, net cash used in our investing activities was $28.6 million.

Cash Flow From Financing Activities. For the six months ended June 30, 2008, net cash provided by our financing activities was $5.8 million, compared to net cash provided of $42.9 million for the six months ended June 30, 2007. During the six months of 2008, we used $135.0 million to reduce our long term debt. Other cash provided during the six months of 2008 included $54.2 million in additional long-term debt borrowings and $86.6 million in the exercise of outstanding warrants. The cash provided during the six months of 2007 included $27.4 million in net proceeds from a common stock offering and a net $15.5 million in borrowings on our revolving credit facility.

Capital Commitments

During the six months ended June 30, 2008, we had capital expenditures of $37.4 million relating to our oil and gas operations, of which $27.3 million was allocated to drilling new development wells, $9.0 million was for exploratory costs and $1.1 million was for acquisition costs. We initially budgeted an aggregate of $80.0 million for non-acquisition capital expenditures for the year 2008. However, the amount and timing of our capital expenditures may vary depending on the rate at which we expand and develop our oil and natural gas properties. We currently have sufficient funding from operating cash flows and credit facility availability to execute the budgeted drilling program, however, we may require additional financing for future acquisitions and to refinance our debt before or at its final maturities.

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

Our long-term debt, as of June 30, 2008, is denominated in U.S. dollars. Our debt has been issued at variable rates, and as such, interest expense would be impacted by interest rate shifts. The impact of a 100-basis point increase in LIBOR interest rates would result in an increase in interest expense of $2.5 million annually. A 100-basis point decrease would result in a decrease in interest expense of $2.5 million annually.

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

During the quarter ended June 30, 2008, Shell Energy North America-US accounted for $37.5 million, or approximately 65% and Upstream Energy Services, Inc. accounted for $3.4 million, or approximately 6%, of our revenue from the sales of oil and natural gas.

To reduce exposure to fluctuations in oil and natural gas prices, to achieve more predictable cash flow, and as required by our lenders, we periodically utilize various derivative strategies to manage the price received for a portion of our future oil and natural gas production. We have not established derivatives in excess of our expected production.

Our open derivative positions at June 30, 2008 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	Per Day	Price	Per Day	Price	Per Day	Price	Per Day	Price
Collars
2008	1,500	$65.33	1,500	$83.93	10,000	$7.84	10,000	$13.18
2009	1,371	$59.46	1,371	$81.92	10,000	$7.18	10,000	$11.68
2010	500	$60.00	500	$80.00	-	-	-	-

	Secondary Floors
Year	Per Day	Price
2009	800	$75.00

	Bare Floors
Year	Per Day	Price
2008	1,800	$70.00
2009	1,249	$68.02

Crude oil floors and ceilings for 2008 cover July through December, while natural gas floors and ceilings for 2008 cover August through December. Crude oil bare floors for 2008 cover July through December. Crude oil floors and ceilings for 2009 cover the calendar year, and natural gas floors and ceilings for 2009 cover January through October. Crude oil secondary floors for 2009 cover January through March, and bare floors cover the calendar year. Crude oil floors and ceilings for 2010 cover January through March.

 ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2008. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 Annual Meeting of Stockholders was held May 8, 2008. At the meeting, the following items were submitted to a vote of the stockholders:

(a)

Election of Directors. Messrs. Lane and Reardon were reelected to serve as directors on our board of directors until the 2011 annual meeting of our stockholders. Mr. Lane received 40,835,819 votes, or 99.8% of all votes cast by the holders of our common stock present in person or by proxy, and Mr. Reardon received 40,840,119 votes, or 99.8% of all votes cast by the holders of our common stock present in person or by proxy. Larry E. Lee and Gerald R. Marshall continue to serve as directors on our board of directors.

(b)

Amendment of 2006 Long-Term Incentive Plan. Certain amendments to our 2006 Long-Term Incentive Plan were approved by vote of our stockholders, as described in our Current Report of Form 8-K, filed with the Commission on May 14, 2008. The proposal to approve the amendments received 33,809,484 votes, or 82.6% of all votes cast by the holders of our common stock present in person or by proxy.

(c)

Ratification of Appointment of Independent Auditors. The ratification of the appointment of UHY LLP as our independent auditors for 2008 received 40,834,208 votes, or 99.8% of all votes cast by the holders of our common stock present in person or by proxy.

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

(16) [10.1]

10.18	Description of Compensation Arrangement with G. Les Austin	(18) [10.18]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer	**

31.2	Rule 13(A) - 14(A) Certification of our Principal Financial Officer	**

32.1	Section 1350 Certification of our Principal Executive Officer	**

32.2	Section 1350 Certification of our Principal Financial Officer	**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.
(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RAM ENERGY RESOURCES, INC.
August 6, 2008	/s/ Larry E. Lee
Name: Larry E. Lee
Title: Chairman, President and Chief Executive Officer

August 6, 2008	/s/ G. Les Austin
Name: G. Les Austin
Title: Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Incorporated herein by reference

3.2	Amended and Restated Bylaws of the Registrant.	Incorporated herein by reference

4.1	Specimen Unit Certificate.	Incorporated herein by reference

4.2	Specimen Common Stock Certificate.	Incorporated herein by reference

4.3	Amended Specimen Warrant Certificate.	Incorporated herein by reference

4.4	Amended Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	Incorporated herein by reference

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	Incorporated herein by reference

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	Incorporated herein by reference

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

Incorporated herein by reference

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	Incorporated herein by reference

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	Incorporated herein by reference

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	Incorporated herein by reference

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	Incorporated herein by reference

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	Incorporated herein by reference

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	Incorporated herein by reference

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.	Incorporated herein by reference

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006.	Incorporated herein by reference

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008	Incorporated herein by reference

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	Incorporated herein by reference

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.	Incorporated herein by reference

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	Incorporated herein by reference

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	Incorporated herein by reference

10.11	Agreement between RAM and Targa dated January 30, 1998.	Incorporated herein by reference

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	Incorporated herein by reference

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.	Incorporated herein by reference

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

Incorporated herein by reference

10.18	Description of Compensation Arrangement with G. Les Austin	Incorporated herein by reference

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer	Filed herewith electronically

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of our Principal Executive Officer	Filed herewith electronically

32.2	Section 1350 Certification of our Principal Financial Officer	Filed herewith electronically