Form 10-Q
period 2008-09-30
RAM ENERGY RESOURCES INC
filed 2008-11-05
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 5, 2008, 78,568,372 shares of the Registrant’s Common Stock were outstanding.

Third Quarter 2008 Form 10-Q Report

PART I – FINANCIAL INFORMATION

RAM Energy Resources, Inc. (“we,” “our” or “us”) acquired Ascent Energy Inc. (“Ascent”) on November 29, 2007, by the merger of our wholly owned subsidiary with and into Ascent. The Ascent acquisition was accounted for under the purchase method of accounting. Upon completion of the Ascent acquisition, Ascent adopted the full cost method of accounting for exploration, development and production of oil and natural gas.

Our results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 are not comparable as a result of the Ascent acquisition. Results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2008. It is recommended that these condensed consolidated financial statements be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2008.

ITEM 1 – FINANCIAL STATEMENTS

RAM Energy Resources, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share

amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,159	$6,873
Accounts receivable:
Oil and natural gas sales, net of allowance of $21 ($287 at December 31, 2007)	18,770	15,136
Joint interest operations, net of allowance of $474 ($428 at December 31, 2007)	963	687
Income taxes	13	58
Other, net of allowance of $32 ($26 at December 31, 2007)	801	2,180
Prepaid expenses	1,396	1,928
Deferred tax asset	15,595	3,786
Other current assets	11,068	842

Total current assets	54,765	31,490
PROPERTIES AND EQUIPMENT, AT COST:
Oil and natural gas properties and equipment, using full cost accounting	652,700	573,470
Unevaluated oil and natural gas properties	14,091	26,895
Other property and equipment	9,306	8,787

	676,097	609,152
Less accumulated depreciation and amortization	(100,334)	(67,529)

Total properties and equipment	575,763	541,623
OTHER ASSETS:
Deferred loan costs, net of accumulated amortization of $984 ($4,540 at December 31, 2007)	4,299	5,135
Other	2,051	1,994

Total assets	$636,878	$580,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$15,727	$11,121
Oil and natural gas proceeds due others	10,020	7,800
Related party	27	31
Other	943	1,371
Accrued liabilities:
Compensation	2,764	3,807
Interest	1,011	3,794
Franchise taxes	1,271	1,286
Income taxes	256	203
Contingencies	16,000	—
Other	—	75
Derivative liabilities	9,856	5,302
Asset retirement obligations	1,662	1,904
Long-term debt due within one year	197	29,231

Total current liabilities	59,734	65,925

OIL & NATURAL GAS PROCEEDS DUE OTHERS	2,493	2,383
DERIVATIVE LIABILITIES	2,645	3,073
LONG-TERM DEBT	246,571	306,516
DEFERRED INCOME TAXES	87,666	71,051
ASSET RETIREMENT OBLIGATIONS	28,349	25,741
UNCERTAIN TAX POSITIONS	—	6,855
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock, $0.0001 par value, 100,000,000 shares authorized, 79,455,051 and 60,842,836, shares issued, 78,568,372 and 59,971,945 shares outstanding at September 30, 2008 and December 31, 2007, respectively	8	6
Additional paid-in capital	220,318	131,625
Treasury stock – 905,454 shares (889,666 shares at December 31, 2007) at cost	(4,021)	(3,945)
Accumulated deficit	(6,885)	(28,988)

Stockholders’ equity	209,420	98,698

Total liabilities and stockholders’ equity	$636,878	$580,242

The accompanying notes are an integral part of these consolidated financial statements.

RAM Energy Resources, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
REVENUES AND OTHER OPERATING INCOME:
Oil sales	$34,483	$13,143	$100,127	$35,022
Natural gas sales	13,980	4,066	40,207	12,255
Natural gas liquids sales	5,729	2,279	14,945	5,238
Realized losses on derivatives	(5,054)	(226)	(14,590)	(361)
Unrealized gains (losses) on derivatives	34,302	(920)	(4,765)	(2,076)
Gain on sale of assets	—	11	10	11
Other	69	82	270	384

Total revenues and other operating income	83,509	18,435	136,204	50,473

OPERATING EXPENSES:
Oil and natural gas production taxes	3,070	1,110	8,840	2,960
Oil and natural gas production expenses	9,727	5,658	28,507	14,868
Depreciation and amortization	10,955	3,913	32,757	11,467
Accretion expense	552	146	1,630	436
Share-based compensation	602	308	2,081	702
General and administrative, overhead and other expenses, net of operator’s overhead fees	4,962	2,424	16,018	7,348

Total operating expenses	29,868	13,559	89,833	37,781

Operating income	53,641	4,876	46,371	12,692

OTHER INCOME (EXPENSE):
Interest expense	(4,817)	(4,754)	(19,176)	(12,582)
Interest income	38	357	186	877
Other expense	(6,733)	—	(7,087)	—

INCOME BEFORE INCOME TAXES	42,129	479	20,294	987

INCOME TAX PROVISION (BENEFIT)	13,641	(4,291)	(1,809)	(4,105)

NET INCOME	$28,488	$4,770	$22,103	$5,092

EARNINGS PER SHARE:
Basic	$0.37	$0.12	$0.32	$0.13
Diluted	$0.37	$0.12	$0.32	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	76,972,191	40,292,725	68,482,312	39,276,241
Diluted	77,287,370	40,437,280	68,788,850	39,399,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$22,103	$5,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,757	11,467
Amortization of deferred loan costs and Senior Notes discount	899	657
Accretion expense	1,630	436
Unrealized loss on derivatives	4,765	2,076
Deferred income taxes	(1,880)	(4,385)
Share-based compensation	2,081	702
Other expense	6,752	—
Loss (gain) on disposal of other property, equipment and subsidiary	174	(11)
Undistributed losses on investment	165	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(2,825)	(896)
Prepaid expenses and other current assets	(575)	246
Accounts payable and oil and gas proceeds due others	6,753	1,313
Accrued liabilities and other	(3,884)	(4,142)
Income taxes payable	(309)	179
Asset retirement obligations	(354)	—

Total adjustments	46,149	7,642

Net cash provided by operating activities	68,252	12,734

INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(66,739)	(34,076)
Proceeds from sales of oil and natural gas properties and equipment	886	81
Payments for other property and equipment	(1,086)	(650)
Proceeds from sales of other property and equipment	19	—
Proceeds from sale of subsidiary, net of cash	308	—
Proceeds on investment	114	—
Other	35	—

Net cash used in investing activities	(66,463)	(34,645)

FINANCING ACTIVITIES:
Payments on long-term debt	(158,234)	(741)
Proceeds from borrowings on long-term debt	69,253	16,208
Payments for deferred loan costs	(60)	(657)
Common stock repurchased	(76)	—
Common stock offering, net of direct costs	—	27,366
Warrants exercised	86,614	—

Net cash (used in) provided by financing activities	(2,503)	42,176

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(714)	20,265
CASH AND CASH EQUIVALENTS, beginning of period	6,873	6,721

CASH AND CASH EQUIVALENTS, end of period	$6,159	$26,986

RAM Energy Resources, Inc.

Condensed Consolidated Statements of Cash Flows, continued

(in thousands)

(unaudited)

	Nine months ended September 30,
	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$20,994	$14,723

Cash paid for income taxes	$380	$18

DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Establishment of asset retirement obligations	$1,540	$405

Amount removed from asset retirement obligations for sold or retired wells	$306	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.

Notes to unaudited condensed consolidated financial statements

A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

1.	Basis of Financial Statements

The accompanying unaudited condensed consolidated financial statements present the financial position at September 30, 2008 and December 31, 2007, the results of operations for the three and nine month periods ended September 30, 2008 and 2007, and cash flows for the nine month periods ended September 30, 2008 and 2007 of RAM Energy Resources, Inc. and its subsidiaries (the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. Reference is made to the Company’s consolidated financial statements for the year ended December 31, 2007, for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

Ascent Acquisition. On November 29, 2007, the Company completed the acquisition of Ascent Energy Inc. (“Ascent”), a company engaged in exploration and development of oil and natural gas properties, and the production of oil and natural gas. The Company’s investment in the Ascent acquisition was valued at $303.8 million, and included 18,783,344 shares of the Company’s common stock and warrants to purchase 6,200,000 shares of its common stock at an exercise price of $5.00 per share, exercisable at any time on or prior to May 11, 2008. Sales proceeds of $20.0 million were placed in escrow as a source of funds to adjust for Ascent’s closing date working capital and to indemnify the Company against, among other things, breaches of covenants, representations and warranties by Ascent. As a result of the post-closing working capital reconciliation and the interim settlement of certain claims, at September 30, 2008, approximately $14.2 million principal and accrued interest amount remained in the escrow account. Through this transaction, the Company acquired properties and assets located in Texas, Oklahoma, Louisiana and the Appalachian region of West Virginia. The Company financed $187.0 million of the consideration paid in connection with the acquisition through borrowings under its new credit facility with Guggenheim Corporate Funding, LLC, for itself and as agent on behalf of a group of lenders.

The acquisition was accounted for using the purchase method in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The initial acquisition cost, the preliminary allocation to assets and liabilities, as adjusted by minimal subsequent purchase price adjustments are as follows (in thousands):

Revised Allocation
Cash	$201,673
Direct acquisition costs	1,304
Fair value of shares of RAM common stock	97,016
Fair value of shares of RAM warrants	4,049
Net receivable due from escrow	(271)

Total Acquisition Cost	$303,771

Fair Value of Assets and Liabilities Acquired:
Current assets	$12,680
Oil and natural gas properties and equipment, using full cost accounting	346,670
Unevaluated oil and gas properties	26,254
Other property and equipment	1,466
Other assets	1,339
Current liabilities	(16,414)
Long-term asset retirement obligations	(13,847)
Deferred tax liability	(54,377)

Total Purchase Price	$303,771

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$28,488	$4,770	$22,103	$5,092

Weighted average shares – basic	76,972,191	40,292,725	68,482,312	39,276,241
Dilutive effect of unvested stock grants	315,179	144,555	306,538	123,021

Weighted average shares – diluted	77,287,370	40,437,280	68,788,850	39,399,262

Basic earnings per share	$0.37	$0.12	$0.32	$0.13

Diluted earnings per share	$0.37	$0.12	$0.32	$0.13

6.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning on or after November 15, 2007. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, however, it does not require any new fair value measurements. The Company adopted SFAS 157 effective January 1, 2008. See Note B.

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

A rollforward of activity from December 31, 2007 follows (in thousands):

Nine Months Ended September 30, 2008
Uncertain Tax Positions:
Balance as of December 31, 2007	$6,855
Additions for tax positions of prior periods	127
Decreases in tax positions in prior period	(6,982)

Balance as of September 30, 2008	$—

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

Tax years open for audit by federal and state tax authorities as of September 30, 2008 are the years ended December 31, 2006 and 2007. Tax years ending prior to 2004 are open for audit to the extent that net operating losses generated in those years are being carried forward or utilized in an open year.

B – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company prospectively adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for financial assets and financial liabilities reported or disclosed at fair value. As permitted by FASB Staff Position No. SFAS 157-2, the Company elected to defer implementation of the provisions of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009, except for non-financial items that are recognized or disclosed at fair value in the financial statements on a recurrent basis.

SFAS 157 refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. As of September 30, 2008, the fair value measurement of our net derivative liabilities was $12.5 million, based on Level 2 criteria. As of September 30, 2008, the fair value measurement of escrowed shares recorded in other current assets was $9.2 million, based on Level 1 criteria.

C – DERIVATIVE CONTRACTS

The Company does not formally designate its derivative contracts as hedges as required by SFAS 133 in order to receive hedge accounting treatment. Accordingly, all gains and losses on the derivative financial instruments have been recorded in the statements of operations.

The Company’s open derivative positions at September 30, 2008 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	Per Day	Price	Per Day	Price	Per Day	Price	Per Day	Price
Collars
2008	1,500	$65.33	1,500	$83.06	10,000	$7.60	10,000	$16.09
2009	1,371	$59.46	1,371	$81.92	10,000	$7.18	10,000	$11.68
2010	500	$60.00	500	$80.00	—	—	—	—

	Secondary Floors
Year	Per Day	Price
2009	800	$75.00

	Bare Floors				Bare Floors
Year	Per Day	Price			Per Day	Price
2008	1,800	$70.00			5,000	$7.00
2009	1,501	$68.35			5,000	$7.00
2010	1,200	$70.00			5,000	$7.00

Crude oil floors and ceilings for 2008 cover October through December, while natural gas floors and ceilings for 2008 cover November and December. Crude oil bare floors for 2008 cover October through December, while natural gas bare floors cover November and December. Crude oil floors and ceilings for 2009 cover the calendar year, and natural gas floors and ceilings for 2009 cover January through October. Crude oil secondary floors for 2009 cover January through March, and bare floors cover the calendar year. Natural gas bare floors for 2009 cover January through March and November and December. Crude oil floors and ceilings for 2010 cover January through March. Crude oil bare floors and natural gas bare floors for 2010 cover January through March.

D – LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2008	December 31, 2007
Credit facility	$246,387	$306,357
11.5% Senior Notes due 2008, net of discount	—	28,393
Installment loan agreements	381	997

	246,768	335,747
Less amount due within one year	197	29,231

	$246,571	$306,516

1.	Senior Notes

In February 1998, RAM Energy, Inc. (“RAM Energy”), a wholly owned subsidiary of the Company, completed the sale of $115.0 million of 11.5% Senior Notes due 2008 in a public offering of which $28.4 million remained outstanding at December 31, 2007. These notes were retired at maturity on February 15, 2008 using proceeds from the Company’s revolving credit facility.

2.	Revolving Credit Facility

In November 2007, in conjunction with the Ascent acquisition, the Company entered into a new $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf of other institutional lenders. The new facility, which replaced the previous $300.0 million facility, includes a $250.0 million revolving credit facility, a $200.0 million term loan facility, and an additional $50.0 million available under the term loan as requested by the Company and approved by the lenders. The initial amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility at the closing was $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the new facility were used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and will bear interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. The term loan provides for payments of interest only during its five-year term, with the interest rate being LIBOR plus 7.5%.

Advances under the new facility are secured by liens on substantially all properties and assets of the Company and its subsidiaries, including Ascent and its subsidiaries. The loan agreement contains representations, warranties and covenants customary in transactions of this nature, including financial covenants relating to current ratio, minimum interest coverage ratio, maximum leverage ratio and a required ratio of asset value to total indebtedness. The Company is required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of its projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. The Company was in compliance with all of its covenants in the credit facility at September 30, 2008.

At September 30, 2008, $133.0 million was outstanding under the revolving credit facility and $113.4 million was outstanding under the term facility. During May 2008, the Company reduced its outstanding balance on the term facility by $86.6 million of net proceeds, which it realized upon the exercise of 17,617,331 warrants.

E – COMMITMENTS AND CONTINGENCIES

Contingent Other Current Assets and Liabilities. In April 2002, a lawsuit was filed in the District Court for Woods County, Oklahoma against RAM Energy, certain of its subsidiaries and various other individuals and unrelated companies, by a lessor of certain oil and gas leases from which production was sold to a gathering system owned and operated by Magic Circle Energy Corporation (“Magic Circle”) or its wholly-owned subsidiary, Carmen Field Limited Partnership (“CFLP”). The lawsuit covers the period from first sales from the subject leases to a current date. In 1998, both Magic Circle and CFLP became wholly-owned subsidiaries of RAM Energy. The lawsuit was filed as a class action on behalf of all royalty owners under leases owned by any of the defendants during the period Magic Circle or CFLP owned and operated the gathering system. The petition claims that additional royalties are due because Magic Circle and CFLP resold oil and gas purchased at the wellhead for an amount in excess of the price upon which royalty payments were based and paid no royalties on natural gas liquids extracted from the gas at plants downstream of the system. Other allegations include under-measurement of oil and gas at the wellhead by Magic Circle and CFLP, failure to pay royalties on take or pay settlement proceeds, failure to properly report deductions for post-production costs in accordance with Oklahoma’s check stub law and related tort and contract claims. The lawsuit was certified by the trial court as a class action in January 2007, and such certification was upheld on appeal by order of the Oklahoma Court of Civil Appeals in June 2008.

On September 18, 2008, RAM Energy and other defendants entered into a settlement agreement with the plaintiff, individually and as representative of the putative class, pursuant to which the defendants agreed to pay an aggregate $25.0 million in settlement of the lawsuit. RAM Energy and its subsidiaries agreed to pay $16.0 million of the settlement amount, with the unrelated third party defendants paying the remaining $9.0 million. On October 14, 2008, the trial court preliminarily approved the settlement and ordered that a fairness hearing be held on March 5, 2009 to receive evidence and consider any objections to the settlement by members of the putative class. The entire settlement amount has been deposited in escrow by the defendants pending final disposition of the settlement following the fairness hearing, expected to occur in the second quarter of 2009. In conjunction with the Company’s May 8, 2006 acquisition of RAM Energy, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of their common stock to secure their potential indemnity obligations to the Company, including any loss it might sustain in this litigation or through an agreed settlement. These escrowed shares will remain in escrow until the settlement becomes final or the litigation is otherwise resolved. At September 30, 2008, the Company recorded a contingent liability of $16.0 million for its share of the settlement amount and a receivable of $9.2 million in other current assets representing the value of the escrowed shares based on the closing price of $2.89 per share on September 30, 2008. The Company has also recorded a charge to other expense of $6.8 million for the difference between the settlement liability and the value of the escrowed shares.

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

On November 29, 2007, the Company acquired Ascent in exchange for the issuance of 18,783,344 shares of common stock, warrants to purchase 6,200,000 shares of common stock at an exercise price of $5.00 per share, exercisable on or prior to May 11, 2008, and $202.8 million in cash, including direct acquisition costs. As a result of the acquisition, Ascent is now a wholly-owned subsidiary of the Company.

The Company had outstanding warrants to purchase 18,848,800 shares of its common stock (including the warrants issued in connection with the Ascent acquisition) at an exercise price of $5.00 per share, of which 17,617,331 were exercised prior to the May 12, 2008 expiration date, resulting in net proceeds to the Company of $86.6 million. Proceeds of the exercise were used to pay down the term loan portion of the Company’s credit facility. The remaining 1,231,469 warrants expired and are no longer outstanding.

The Company has outstanding options to purchase up to 275,000 units at any time on or prior to May 11, 2009, each unit consisting of one share of the Company’s common stock and two warrants. The warrants included in the units have expired by their terms and as a result, the unit options currently are exercisable, at $9.90 per unit, only for a single share of the Company’s common stock.

G – SHARE BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted the provisions of SFAS 123R effective January 1, 2006.

On May 8, 2006, the Company’s stockholders approved its 2006 Long-Term Incentive Plan (the “Plan”). The Company reserved a maximum of 2,400,000 shares of its common stock for issuances under the Plan. The Plan includes a provision that, at the request of a grantee, the Company may repurchase shares to satisfy the grantee’s federal and state income tax withholding requirements. All repurchased shares will be held by the Company as treasury stock. On May 8, 2008, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2,400,000 to 6,000,000. As of September 30, 2008, a maximum of 3,703,049 shares of common stock remained reserved for issuance under the Plan.

As of September 30, 2008, the Company had $6.3 million of unrecognized compensation cost related to non-vested, share-based compensation related to awards granted under the Plan. That expense is expected to be recognized over a weighted-average period of approximately 4 years. The Company recognized share-based compensation expense of $602,000 and $2,081,000 for the three- and nine- month periods ended September 30, 2008, and $308,000 and $702,000 for the three- and nine- month periods ended September 30, 2007, respectively.

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

Principal Properties

Our oil and natural gas assets are characterized by a combination of conventional and unconventional reserves and prospects. We have conventional reserves and production in four main onshore locations:

•	Electra/Burkburnett—Wichita and Wilbarger Counties, Texas (Mature Oil Field);

•	Pontotoc County, Oklahoma (Mature Oil Field);

•	South Texas—Starr, Wharton and Duval Counties, Texas (Developing Field); and

•	Boonsville—Jack and Wise Counties, Texas (Mature Natural Gas Field).

Our unconventional reserves and prospects are primarily shale plays in the following areas:

•	North Texas Barnett Shale—Jack and Wise Counties, Texas. This is our Tier 1 Barnett shale acreage where we own interests in approximately 27,018 gross (6,594 net) acres (Developing Field);

•	Appalachian Devonian Shale—Cabell and Mason Counties, West Virginia. We own leasehold interests in approximately 63,352 gross (50,651 net) acres (Developing Field); and

•

North Texas Barnett Shale—Bosque and Hamilton Counties, Texas. We own interests in approximately 19,048 gross (14,750 net) acres in this emerging Tier 2 region of the North Texas Barnett shale play (Developing Field).

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our oil and natural gas production, and prices and costs attributable to all oil and natural gas properties owned by us, for the three and nine months ended September 30, 2008. Average realized prices reflect the actual realized prices received by us, before and after giving effect to the results of our derivative contract settlements. Our derivative activities are financial, and our production of oil, NGLs, and natural gas, and the average realized prices we receive from our production, are not affected by our derivative arrangements.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Production volumes:
Oil (MBbls)	295	893
NGL (MBbls)	87	246
Natural gas (MMcf)	1,580	4,566
Total (Mboe)	645	1,901

Average sale prices received:
Oil (per Bbl)	$116.81	$112.08
NGL (per Bbl)	$66.16	$60.65
Natural gas (per Mcf)	$8.85	$8.81
Total per Boe	$83.92	$81.67

Cash effect of derivative contracts:
Oil (per Bbl)	$(16.77)	$(14.66)
NGL (per Bbl)	$0.00	$0.00
Natural gas (per Mcf)	$(0.06)	$(0.33)
Total per Boe	$(7.83)	$(7.68)

Average prices computed after cash effect of settlement of derivative contracts:
Oil (per Bbl)	$100.04	$97.42
NGL (per Bbl)	$66.16	$60.65
Natural gas (per Mcf)	$8.79	$8.48
Total per Boe	$76.09	$73.99

Cash expenses (per Boe):
Oil and natural gas production taxes	$4.76	$4.65
Oil and natural gas production expenses	$15.08	$15.00
General and administrative	$7.69	$8.43
Net cash interest expense	$6.95	$9.52

Total per Boe	$34.48	$37.60

Cash flow per Boe	$41.61	$36.39

Acquisition, Development and Exploration Capital Expenditures

The following table presents information regarding our net costs incurred in our acquisitions of proved and unproved properties, and our development and exploration activities during the three and nine months ended September 30, 2008 (in thousands):

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Development and exploratory costs	$18,813	$55,075
Proved property acquisition costs	9,850	9,850
Unproved property acquisition costs	642	1,814

Total costs incurred	$29,305	$66,739

During the quarter ended September 30, 2008, we purchased proved properties in North Texas for $7.0 million. Additionally, we completed the purchase of a pipeline and proved properties in West Virginia for $2.8 million.

Also during the quarter ended September 30, 2008, we participated in the drilling of 17 gross (15.8 net) development wells and one gross (1.0 net) exploratory wells. Twelve of the development wells were capable of commercial production. The remaining wells were completing, testing, or drilling at the end of the period.

Results of Operations

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Oil and natural gas sales increased $34.7 million, or 178% to $54.2 million for the three months ended September 30, 2008 as compared to $19.5 million for the same period in 2007. This increase was driven by both commodity price increases, which increased 45% for the three months ended September 30, 2008 as compared to the same period last year, and by volume increases which increased 92% for the three months ended September 30, 2008 as compared to the same period last year. Contributing to this production increase are the recently acquired South Texas, Appalachia and Allen/Fitts fields, acquired as part of the Ascent acquisition. We have also seen production increases through our drilling activities in Barnett Shale.

The following table summarizes our oil and natural gas production volumes, average sales prices and period to period comparisons for the periods indicated:

	Developing Fields			Mature Oil Fields*	Mature Natural Gas Fields
Three Months Ended September 30, 2008	South Texas	Barnett Shale	Appalachia	Various	Various	Total
Aggregate Net Production
Oil (Bbls)	16,841	2,144	248	244,621	31,352	295,206
NGLs (Bbls)	31,662	13,495	—	20,579	20,857	86,593
Natural Gas (Mcf)	690,602	141,601	19,924	237,984	489,550	1,579,661

Boe	163,603	39,239	3,569	304,864	133,801	645,076

Three Months Ended September 30, 2007
Aggregate Net Production
Oil (Bbls)	—	1,216	—	135,871	43,484	180,571
NGLs (Bbls)	—	8,835	—	13,374	26,224	48,433
Natural Gas (Mcf)	—	139,000	—	—	501,962	640,962

Boe	—	33,218	—	149,245	153,368	335,831

Change in Boe	163,603	6,021	3,569	155,619	(19,567)	309,245
Percentage Change in Boe	0.0%	18.1%	0.0%	104.3%	-12.8%	92.1%

*	Includes Electra/Burkburnett, Allen/Fitts and Layton fields.

	Three months ended September 30,
	2008	2007	Increase
Average sale prices:
Oil (per Bbl)	$116.81	$72.78	60.5%
NGL (per Bbl)	$66.16	$47.07	40.6%
Natural gas (per Mcf)	$8.85	$6.34	39.6%
Per Boe	$83.92	$58.03	44.6%

Production volumes increased 92% during the three months ended September 30, 2008 primarily due to the Ascent acquisition in November 2007, and the 17 gross development wells and one gross exploratory well that were drilled during the three months ended September 30, 2008. The developing fields of South Texas, Barnett Shale, and Appalachia in West Virginia produced 173 MBoe, or 56% of the production growth in the third quarter. Drilling activity included one gross development well in Wharton County of South Texas, and three gross development wells and one gross exploratory well in the developing field of Appalachia in West Virginia. Mature oil fields of Electra/Burkburnett in North Texas and Allen/Fitts in Pontotoc County, Oklahoma produced 156 MBoe, or 50% of production growth in the third quarter. Drilling activity included 11 gross development wells in the Electra/Burkburnett field.

The average realized sales prices increased substantially for the three months ended September 30, 2008 as compared to the same period in 2007. The average realized sales price for oil was $116.81 per barrel for the three months ended September 30, 2008, an increase of 61%, compared to $72.78 per barrel for the same period in 2007. The average realized sales price for NGLs was $66.16 for the three months ended September 30, 2008, an increase of 41%, compared to $47.07 per barrel for the same period in 2007. The average realized sales price for natural gas was $8.85 per Mcf for the three months ended September 30, 2008, an increase of 40%, compared to $6.34 per Mcf for the same period in 2007.

Realized and Unrealized Gain (Loss) from Derivatives. For the quarter ended September 30, 2008, our gain from derivatives was $29.2 million, compared to a loss of $1.1 million for the quarter ended September 30, 2007. Our gains and losses during these periods were the net result of recording actual contract settlements, the premiums paid for our derivative contracts, and unrealized gains and losses attributable to mark-to-market values of our derivative contracts at the end of the periods.

	Three months ended September 30,
	2008	2007
	(in thousands)
Contract settlements and premium costs:
Oil	$(4,952)	$(697)
Natural gas	(102)	471

Realized losses	(5,054)	(226)
Mark-to-market gains (losses):
Oil	28,368	(941)
Natural gas	5,934	21

Unrealized gains (losses)	34,302	(920)

Realized and unrealized gains (losses)	$29,248	$(1,146)

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $3.1 million for the quarter ended September 30, 2008, compared to $1.1 million for the comparable quarter of the previous year. Production taxes vary by state. Most are based on realized prices at the wellhead, while Louisiana production taxes are based on volumes for natural gas and values for oil. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 5.7% for the quarter ended September 30, 2008, as well as for the quarter ended September 30, 2007.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $9.7 million for the quarter ended September 30, 2008, an increase of $4.0 million, or 72%, from the $5.7 million for the quarter ended September 30, 2007. The increase was due primarily to our acquisition of Ascent Energy in November 2007. For the quarter ended September 30, 2008, our oil and natural gas production expense was $15.08 per Boe compared to $16.85 per Boe for the quarter ended September 30, 2007, a decrease of 11%. This rate decrease per Boe is primarily due to an increase in Boe production and a slight decrease in costs from service providers. As a percentage of oil and natural gas sales, oil and natural gas production expense was 18% for the quarter ended September 30, 2008, as compared to 29% for the quarter ended September 30, 2007.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $7.0 million, or 180%, for the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007. The increase was a result of higher capitalized costs due to our acquisition of Ascent Energy in November 2007. On an equivalent basis, our amortization of the full-cost pool of $10.7 million was $16.64 per Boe for the quarter ended September 30, 2008, an increase per Boe of 49% compared to $3.7 million, or $11.16 per Boe for the quarter ended September 30, 2007. This rate increase per Boe resulted from our recording of the Ascent reserves at their acquisition cost in connection with the merger.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $0.6 million for the quarter ended September 30, 2008, compared to $0.1 million for the quarter ended September 30, 2007. The increase was due primarily to our acquisition of Ascent Energy in November 2007.

Share-Based Compensation. From time to time, our Board of Directors grants restricted stock awards under our 2006 Long-Term Incentive Plan. Each of these grants vests in equal increments over the vesting period provided for the particular award. All currently unvested awards provide for vesting periods of from one to five years. The share-based compensation on these grants was calculated using the closing price per share on each of the grant dates and the total share-based compensation on all these grants will be recognized over their respective vesting periods. For the quarter ended September 30, 2008, we recognized a total of $0.6 million share-based compensation compared to $0.3 million for the quarter ended September 30, 2007.

General and Administrative Expense. For the quarter ended September 30, 2008, our general and administrative expense was $5.0 million, compared to $2.4 million for the quarter ended September 30, 2007, an increase of $2.6 million, or 105%. The increase is primarily due to increased professional fees, as well as increased salary expense and an increased number of employees associated with our acquisition of Ascent Energy in November 2007.

Interest Expense. Our interest expense remained relatively constant at $4.8 million for the quarter ended September 30, 2008 as compared to the third quarter of the previous year. Although we incurred higher outstanding indebtedness during the 2008 period compared to the 2007 period, our interest expense was offset partially by lower effective interest rates.

Other Expense. We recorded a charge to other expense of $6.8 million for litigation expense related to a legal settlement. In September 2008, we entered into an agreement pursuant to which we agreed to pay $16.0 million in settlement of a pending class action lawsuit. We placed that amount in escrow in October 2008 in anticipation of a final court approved settlement in the second quarter of 2009. In conjunction with our May 8, 2006 acquisition of RAM Energy, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of their common stock to secure their potential indemnity obligations to us, including any loss we might sustain in this litigation or through an agreed settlement. These escrowed shares will remain in escrow until the settlement becomes final or the litigation is otherwise resolved. At September 30, 2008, we recorded a contingent liability of $16.0 million for the settlement and a receivable of $9.2 million representing the market value of the escrowed shares based on the closing price of $2.89 per share on September 30, 2008. The $6.8 million charge to other expense represents the difference between the settlement liability and the value of the escrowed shares.

Income Taxes. For the quarter ended September 30, 2008, we recorded an income tax provision of $13.6 million, on a pre-tax income of $42.1 million. For the quarter ended September 30, 2007, our income tax provision was $0.3 million, on a pre-tax income of $0.5 million. Additionally, we reduced our income tax provision in the third quarter of 2007 by $4.6 million to reverse a deferred tax provision and accrued interest relating to FIN 48. The deferred tax provision resulted from an uncertain tax position taken in our 2003 federal income tax return. Excluding the reversal of the uncertain tax position, the effective tax rate was 32% for the quarter ended September 30, 2008 and 61% for the quarter ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Oil and natural gas sales increased $102.8 million, or 196% to $155.3 million for the nine months ended September 30, 2008 as compared to $52.5 million for the same period in 2007. This increase was driven by both commodity price increases, which increased 53% for the nine months ended September 30, 2008 as compared to the same period last year, and by volume increases which increased 93% for the nine months ended September 30, 2008 as compared to the same period last year. Contributing to this production increase are the recently acquired South Texas and Appalachia fields, a 41% increase in the Barnett Shale field, a 55% increase in our mature oil fields, and finally a 33% increase in our mature natural gas fields. Offsetting our oil and natural gas sales were derivative losses of $19.4 million for the nine months ended September 30, 2008.

The following table summarizes our oil and natural gas production volumes, average sales prices and period to period comparisons for the periods indicated:

	Developing Fields			Mature Oil Fields*	Mature Natural Gas Fields
Nine Months Ended Sept. 30, 2008	South Texas	Barnett Shale	Appalachia	Various	Various	Total
Aggregate Net Production
Oil (Bbls)	38,334	3,936	248	714,851	136,134	893,503
NGLs (Bbls)	84,109	44,269	—	60,191	57,846	246,415
Natural Gas (Mcf)	1,999,026	318,151	29,798	591,114	1,627,310	4,565,399

Boe	455,614	101,230	5,214	873,561	465,198	1,900,817

Nine Months Ended Sept. 30, 2007
Aggregate Net Production
Oil (Bbls)	—	3,317	—	500,707	44,281	548,305
NGLs (Bbls)	—	11,382	—	44,517	63,993	119,892
Natural Gas (Mcf)	—	342,883	—	118,726	1,444,757	1,906,366

Boe	—	71,846	—	565,012	349,067	985,925

Change in Boe	455,614	29,384	5,214	308,549	116,131	914,892
Percentage Change in Boe	0.0%	40.9%	0.0%	54.6%	33.3%	92.8%

*	Includes Electra/Burkburnett, Allen/Fitts and Layton fields.

	Nine months ended September 30,
	2008	2007	Increase
Average sale prices:
Oil (per Bbl)	$112.08	$63.87	75.5%
NGL (per Bbl)	$60.65	$43.69	38.8%
Natural gas (per Mcf)	$8.81	$6.43	37.0%
Per Boe	$81.67	$53.26	53.3%

Production volumes increased 93% during the nine months ended September 30, 2008 primarily due to the Ascent acquisition in November 2007, and the 68 gross development and five gross exploratory wells drilled during the nine months ended September 30, 2008. The developing fields of South Texas, Barnett Shale, and Appalachia in West Virginia produced 490 MBoe, or 54% of the production growth during the nine months ended September 30, 2008. Drilling activity included five gross development wells in Starr and Wharton Counties of South Texas, six gross additional Barnett Shale development wells and one gross exploratory well, and three gross development and four gross exploratory wells in the developing field of Appalachia in West Virginia. Mature oil fields of Electra/Burkburnett in North Texas and Allen/Fitts in Pontotoc County, Oklahoma produced 309 MBoe, or 34% of production growth during the nine months ended September 30, 2008. Drilling activity included 37 gross development wells in Electra/Burkburnett and eight gross development wells in Allen/Fitts.

The average realized sales prices increased substantially for the nine months ended September 30, 2008 as compared to the same period in 2007. The average realized sales price for oil was $112.08 per barrel for the nine months ended September 30, 2008, an increase of 76%, compared to $63.87 per barrel for the same period in 2007. The average realized sales price for NGLs was $60.65 for the nine months ended September 30, 2008, an increase of 39%, compared to $43.69 per barrel for the same period in 2007. The average realized sales price for natural gas was $8.81 per Mcf for the nine months ended September 30, 2008, an increase of 37%, compared to $6.43 per Mcf for the same period in 2007.

Realized and Unrealized (Loss) from Derivatives. For the nine months ended September 30, 2008, our loss from derivatives was $19.4 million compared to a loss of $2.4 million for the nine months ended September 30, 2007. Our losses during these periods were the net result of recording actual contract settlements, the premiums paid for our derivative contracts, and unrealized losses attributable to mark-to-market values of our derivative contracts at the end of the periods.

	Nine months ended September 30,
	2008	2007
	(in thousands)
Contract settlements and premium costs:
Oil	$(13,095)	$(787)
Natural gas	(1,495)	426

Realized losses	(14,590)	(361)
Mark-to-market losses:
Oil	(4,348)	(1,767)
Natural gas	(417)	(309)

Unrealized losses	(4,765)	(2,076)

Realized and unrealized losses	$(19,355)	$(2,437)

Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $8.8 million for the nine months ended September 30, 2008, compared to $3.0 million for the comparable nine months of the previous year. Production taxes vary by state. Most are based on realized prices at the wellhead, while Louisiana production tax is based on volumes for natural gas and value for oil. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 5.7% for the nine months ended September 30, 2008, compared to 5.6% for the nine months ended September 30, 2007.

Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $28.5 million for the nine months ended September 30, 2008, an increase of $13.6 million, or 92%, from the $14.9 million for the nine months ended September 30, 2007. The increase was due primarily to our acquisition of Ascent Energy in November 2007. For the nine months ended September 30, 2008, our oil and natural gas production expense was $15.00 per Boe compared to $15.08 per Boe for the nine months ended September 30, 2007, a decrease of 1%. As a percentage of oil and natural gas sales, oil and natural gas production expense was 18% for the nine months ended September 30, 2008, as compared to 28% for the nine months ended September 30, 2007.

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $21.3 million, or 186%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The increase was a result of higher capitalized costs due to our acquisition of Ascent Energy in November 2007. On an equivalent basis, our amortization of the full-cost pool of $32.1 million was $16.87 per Boe for the nine months ended September 30, 2008, an increase per Boe of 51% compared to $11.0 million, or $11.16 per Boe for the nine months ended September 30, 2007. This rate increase per Boe resulted from our recording of the Ascent reserves at their acquisition cost in connection with the merger.

Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $1.6 million for the nine months ended September 30, 2008, compared to $0.4 million for the nine months in 2007. The increase was due primarily to our acquisition of Ascent Energy in November 2007.

Share-Based Compensation. From time to time, our Board of Directors grants restricted stock awards under our 2006 Long-Term Incentive Plan. Each of these grants vests in equal increments over the vesting period provided for the particular award. All currently unvested awards provide for vesting periods of from one to five years. The share-based compensation on these grants was calculated using the closing price per share on each of the grant dates and the total share-based compensation on all these grants will be recognized over their respective vesting periods. For the nine months ended September 30, 2008, we recognized a total of $2.1 million share-based compensation compared to $0.7 million for the nine months ended September 30, 2007. The increase in share-based compensation expense was a result of additional stock grant issuances and the accelerated vesting of restricted stock grants to John Cox, our senior vice president who passed away in March 2008.

General and Administrative Expense. For the nine months ended September 30, 2008, our general and administrative expense was $16.0 million, compared to $7.3 million for the nine months ended September 30, 2007, an increase of $8.7 million, or 118%. The increase is primarily due to increased professional fees, as well as increased salary expense and an increased number of employees associated with our acquisition of Ascent Energy in November 2007.

Interest Expense. Our interest expense increased by $6.6 million, to $19.2 million for the nine months ended September 30, 2008, compared to $12.6 million incurred for the nine months of the previous year. This increase of 52% was due to higher outstanding indebtedness during the 2008 period compared to the 2007 period, offset partially by lower effective interest rates.

Other Expense. We recorded a charge to other expense of $6.8 million for litigation expense related to a legal settlement. In September 2008, we entered into an agreement pursuant to which we agreed to pay $16.0 million in settlement of a pending class action lawsuit. We placed that amount in escrow in October 2008 in anticipation of a final court approved settlement in the second quarter of 2009. In conjunction with our May 8, 2006 acquisition of RAM Energy, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of their common stock to secure their potential indemnity obligations to us, including any loss we might sustain in this litigation or through an agreed settlement. These escrowed shares will remain in escrow until the settlement becomes final or the litigation is otherwise resolved. At September 30, 2008, we recorded a contingent liability of $16.0 million for the settlement and a receivable of $9.2 million representing the market value of the escrow shares based on the closing price of $2.89 per share on September 30, 2008. The $6.8 million charge to other expense represents the difference between the settlement liability and the value of the escrowed shares.

Income Taxes. For the nine months ended September 30, 2008, we recorded an income tax provision of $5.0 million, on a pre-tax income of $20.3 million. We also realized an income tax benefit of $6.9 million by reversing an uncertain tax position and related accrued interest. For the nine months ended September 30, 2007, our income tax provision was $0.5 million, on a pre-tax income of $1.0 million. We also reduced income tax by $4.6 million in the 2007 period to reverse a deferred tax position in our 2003 federal income tax return. Excluding the reversal of the uncertain tax position, the effective tax rate was 25% for the first nine months of 2008 and 49% for the first nine months of 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $6.2 million, and $41.7 million was available under our revolving credit facility. At that date, we had $246.8 million of indebtedness outstanding, including $246.4 million under our credit facility and $0.4 million in other indebtedness. In addition, we had $0.3 million utilized by outstanding letters of credit. During the third quarter of 2008, we reduced the outstanding balance of our credit facility by an additional $8.0 million. In the second quarter of 2008, we used $86.6 million in realized net proceeds from the exercise of 17,617,331 warrants in May 2008 to pay down the term facility, and $9.4 million in cash to pay down the revolver. As a result of this paydown, our interest expense decreased by $1.4 million in the third quarter of 2008 compared to second quarter of 2008.

Credit Facility. In November 2007, in conjunction with the Ascent acquisition, we entered into a new $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf of other institutional lenders. The new facility, which replaced our previous $300.0 million facility, includes a $250.0 million revolving credit facility, a $200.0 million term loan facility, and an additional $50.0 million available under the term loan as requested by us and approved by the lenders. The entire amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility at the closing was $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the new facility were used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and will bear interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. The term loan provides for payments of interest only during its five-year term, with the interest rate being LIBOR plus 7.5%.

Advances under the new facility are secured by liens on substantially all of our properties and assets. The loan agreement contains representations, warranties and covenants customary in transactions of this nature, including financial covenants relating to current ratio, minimum interest coverage ratio, maximum leverage ratio and a required ratio of asset value to total indebtedness. We are required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of our projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. At September 30, 2008, our commodity hedging represented approximately 50% of our projected volumes. Also at September 30, 2008, $133.0 million was outstanding under the revolving credit facility, $113.4 million was outstanding under the term facility, and $0.3 million was utilized by outstanding letters of credit.

Senior Notes. In February 1998, RAM Energy completed the sale of $115.0 million of 11.5% Senior Notes due 2008 in a public offering of which $28.4 million remained outstanding at December 31, 2007. These notes were retired at maturity on February 15, 2008 using proceeds from our revolving credit facility.

Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net income, adjustments to reconcile net income to cash provided (used) before changes in working capital, and changes in working capital. For the nine months ended September 30, 2008, our net income was $22.1 million, as compared with a net income of $5.1 million for the nine months ended September 30, 2007. Adjustments (primarily non-cash items such as amortization and depreciation, unrealized losses on derivatives, share-based compensation and legal contingency expense) were $47.3 million for the nine months ended September 30, 2008 compared to $10.9 million for the first nine months of 2007, an increase of $36.4 million. Amortization and depreciation, unrealized losses on derivatives, and legal contingency expense caused most of this increase. Working capital changes for the nine months ended September 30, 2008 utilized $1.2 million of cash, compared with utilizing $3.3 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, in total, net cash provided by operating activities was $68.3 million compared to $12.7 million of net cash provided by operations for the first nine months of the previous year.

Cash Flow From Investing Activities. For the nine months ended September 30, 2008, net cash used in our investing activities was $66.5 million, consisting of $67.8 million in payments for oil and gas properties and other equipment offset by $0.9 million in proceeds from sales of property and equipment and $0.3 million from the sale of a gathering system. For the nine months ended September 30, 2007, net cash used in our investing activities was $34.6 million.

Cash Flow From Financing Activities. For the nine months ended September 30, 2008, net cash used in our financing activities was $2.5 million, compared to net cash provided of $42.2 million for the nine months ended September 30, 2007. During the first nine months of 2008, we used $158.2 million to reduce our long term debt. Cash provided during the first nine months of 2008 included $69.3 million in additional long-term debt borrowings and $86.6 million in the exercise of outstanding warrants. The cash provided during the first nine months of 2007 included $27.4 million in net proceeds from a common stock offering and a net $14.8 million in borrowings on our revolving credit facility.

Capital Commitments

During the nine months ended September 30, 2008, we had capital expenditures of $66.7 million relating to our oil and gas operations, of which $55.1 million was allocated to development and exploratory costs, and $11.6 million was for acquisition costs. We initially budgeted an aggregate of $80.0 million for non-acquisition capital expenditures for the year 2008. However, the amount and timing of our capital expenditures may vary depending on the rate at which we expand and develop our oil and natural gas properties. We currently have sufficient funding from operating cash flows and credit facility availability to execute the budgeted drilling program; however, we may require additional financing for future acquisitions and to refinance our debt before or at its final maturities.

Outlook

This section should be read in conjunction with the factors described in “Part II, Item 1A. Risk Factors” and in the “Forward-Looking Statements” section at the end of this Part I.

The credit markets are undergoing significant volatility. Many financial institutions have liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. Our exposure to the current credit market crisis includes our revolving credit facility, counterparty risks related to our trade credit and risks related to our cash investments.

In November 2007, in conjunction with the Ascent acquisition, we entered into a new $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf of other institutional lenders. The new facility, which replaced our previous $300.0 million facility, includes a $250.0 million revolving credit facility, a $200.0 million term loan facility, and an additional $50.0 million available under the term loan as requested by us and approved by the lenders. At September 30, 2008, $133.0 million was outstanding under the revolving credit facility, $113.4 million was outstanding under the term facility, and $0.3 million was utilized by outstanding letters of credit. The revolving credit facility matures in November 2011. The term loan facility matures in November 2012. Should current credit market volatility be prolonged for several years, future extensions of our credit facility may contain terms that are less favorable than those of our current credit facility.

Current market conditions also elevate the concern over our cash deposits, which total approximately $6.2 million, and counterparty risks related to our trade credit. Our cash accounts and deposits with any financial institution that exceed the amount insured by the Federal Deposit Insurance Corporation are at risk in the event one of these financial institutions fail. We sell our crude oil, natural gas and NGLs to a variety of purchasers. Some of these parties are not as creditworthy as we are and may experience liquidity problems. Non performance by a trade creditor could result in losses.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our long-term debt, as of September 30, 2008, is denominated in U.S. dollars. Our debt has been issued at variable rates, and as such, interest expense would be impacted by interest rate shifts. The impact of a 100-basis point increase in LIBOR interest rates would result in an increase in interest expense of $2.5 million annually. A 100-basis point decrease would result in a decrease in interest expense of $2.5 million annually.

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

During the quarter ended September 30, 2008, Shell Energy North America-US accounted for $34.9 million, or approximately 64% and Targa Midstream Services accounted for $3.4 million, or approximately 6%, of our revenue from the sales of oil and natural gas.

To reduce exposure to fluctuations in oil and natural gas prices, to achieve more predictable cash flow, and as required by our lenders, we periodically utilize various derivative strategies to manage the price received for a portion of our future oil and natural gas production. We have not established derivatives in excess of our expected production.

Our open derivative positions at September 30, 2008 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	Per Day	Price	Per Day	Price	Per Day	Price	Per Day	Price
Collars
2008	1,500	$65.33	1,500	$83.06	10,000	$7.60	10,000	$16.09
2009	1,371	$59.46	1,371	$81.92	10,000	$7.18	10,000	$11.68
2010	500	$60.00	500	$80.00	—	—	—	—

	Secondary Floors
Year	Per Day	Price
2009	800	$75.00

	Bare Floors				Bare Floors
Year	Per Day	Price			Per Day	Price
2008	1,800	$70.00			5,000	$7.00
2009	1,501	$68.35			5,000	$7.00
2010	1,200	$70.00			5,000	$7.00

Crude oil floors and ceilings for 2008 cover October through December, while natural gas floors and ceilings for 2008 cover November and December. Crude oil bare floors for 2008 cover October through December, while natural gas bare floors cover November and December. Crude oil floors and ceilings for 2009 cover the calendar year, and natural gas floors and ceilings for 2009 cover January through October. Crude oil secondary floors for 2009 cover January through March, and bare floors cover the calendar year. Natural gas bare floors for 2009 cover January through March and November and December. Crude oil floors and ceilings for 2010 cover January through March. Crude oil bare floors and natural gas bare floors for 2010 cover January through March.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2008. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.

We did not effect any change in our internal controls over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In April 2002, a lawsuit was filed in the District Court for Woods County, Oklahoma against RAM Energy, certain of its subsidiaries and various other individuals and unrelated companies, by a lessor of certain oil and gas leases from which production was sold to a gathering system owned and operated by Magic Circle Energy Corporation (“Magic Circle”) or its wholly-owned subsidiary, Carmen Field Limited Partnership (“CFLP”). The lawsuit covers the period from first sales from the subject leases to a current date. In 1998, both Magic Circle and CFLP became wholly-owned subsidiaries of RAM Energy. The lawsuit was filed as a class action on behalf of all royalty owners under leases owned by any of the defendants during the period Magic Circle or CFLP owned and operated the gathering system. The petition claims that additional royalties are due because Magic Circle and CFLP resold oil and gas purchased at the wellhead for an amount in excess of the price upon which royalty payments were based and paid no royalties on natural gas liquids extracted from the gas at plants downstream of the system. Other allegations include under-measurement of oil and gas at the wellhead by Magic Circle and CFLP, failure to pay royalties on take or pay settlement proceeds, failure to properly report deductions for post-production costs in accordance with Oklahoma’s check stub law and related tort and contract claims. The lawsuit was certified by the trial court as a class action in January 2007, and such certification was upheld on appeal by order of the Oklahoma Court of Civil Appeals in June 2008.

On September 18, 2008, RAM Energy and other defendants entered into a settlement agreement with the plaintiff, individually and as representative of the putative class, pursuant to which the defendants agreed to pay an aggregate $25.0 million in settlement of the lawsuit. RAM Energy and its subsidiaries agreed to pay $16.0 million of the settlement amount, with the unrelated third party defendants paying the remaining $9.0 million. On October 14, 2008, the trial court preliminarily approved the settlement and ordered that a fairness hearing be held on March 5, 2009 to receive evidence and consider any objections to the settlement by members of the putative class. The entire settlement amount has been deposited in escrow by the defendants pending final disposition of the settlement following the fairness hearing, expected to occur in the second quarter of 2009. In conjunction with the Company’s May 8, 2006 acquisition of RAM Energy, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of their common stock to secure their potential indemnity obligations to the Company, including any loss it might sustain in this litigation or through an agreed settlement. These escrowed shares will remain in escrow until the settlement becomes final or the litigation is otherwise resolved. At September 30, 2008, the Company recorded a contingent liability of $16.0 million for its share of the settlement amount and a receivable of $9.2 million in other current assets representing the value of the escrowed shares based on the closing price of $2.89 per share on September 30, 2008. The Company has also recorded a charge to other expense of $6.8 million for the difference between the settlement liability and the value of the escrowed shares.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.

Worldwide demand for oil and natural gas appears to be declining, which could materially reduce our profitability and cash flow.

Based on a number of economic indicators, it appears that growth in global economic activity has slowed substantially. At the present time, the rate at which the global economy will slow has become increasingly uncertain. A slowing of global economic growth, and in particular in the U.S. or China, will likely reduce demand for oil and natural gas, increase spare productive capacity and result in lower oil and natural gas prices, which will reduce our cash flow from operations.

Oil and natural gas prices have declined significantly over the past quarter and may continue to decline. Our profitability is directly related to the prices we receive for the sale of the oil and natural gas we produce. In early July 2008, commodity prices reached record levels in excess of $140.00 per barrel for crude oil and $13.00 for natural gas. Market prices currently are in the range of $64.00 for crude oil and $6.00 for natural gas, in both cases approximately a 55% decline from the earlier highs. As a result, our operating revenues are expected to decline significantly in the fourth quarter of this year as compared with the third quarter.

A continuing decline of oil and natural gas prices or a prolonged period of reduced oil and natural gas prices could result in a decrease in our exploration and development expenditures, which could negatively impact our future production.

We currently have sufficient cash flows from operations to meet our capital expenditure needs for the remainder of 2008. However, if oil and natural gas prices continue to decline or remain at reduced levels for a prolonged period of time, we may be unable to continue to fund capital expenditures at historical levels due to the decreased cash flows that will result from such reduced oil and natural gas prices. Additionally, a continuing decline in oil and natural gas prices or a prolonged period of lower oil and natural gas prices could result in a reduction of our borrowing base under our current credit facility, which will further reduce the availability of cash to fund our operations. As a result, we may have to reduce our capital expenditures in future years as compared to our capital expenditures in 2008 and recent years. A decrease in our capital expenditures will likely result in a slow down in the rate of growth of our production and could possibly result in a decrease in our production levels.

Oil and natural gas prices could decline to a point where it would be uneconomic for us to sell our oil and gas at those prices, which could result in a decision to shut in production until the prices increase.

Our oil and natural gas properties will become uneconomic when oil and natural prices decline to the point at which our revenues are insufficient to recover our lifting costs. For example, in the third quarter of 2008, our average lifting costs are approximately $19.84 per barrel. A market price decline below that price would result in our having to shut in certain production until prices increase.

The current deterioration in the financial and credit markets may expose us to counterparty risk with respect to our sales of oil and natural gas.

We sell our crude oil, natural gas and natural gas liquids to a variety of purchasers. Some of these parties are not as creditworthy as we are and may experience liquidity problems. Non performance by a trade creditor could result in losses.

The soundness of financial institutions could place our cash deposits at risk.

Current market conditions also elevate the concern over our cash accounts, which total approximately $6.2 million as of September 30, 2008. Our cash investments and deposits with any financial institution that exceed the amount insured by the Federal Deposit Insurance Corporation are at risk in the event one of these financial institutions fail.

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

RAM ENERGY RESOURCES, INC.

November 5, 2008	/s/ Larry E. Lee
Name: Larry E. Lee
Title: Chairman, President and Chief Executive Officer

November 5, 2008	/s/ G. Les Austin
Name: G. Les Austin
Title: Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(13) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Amended Specimen Warrant Certificate.	(12) [4.3]

4.4	Amended Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(12) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006.*	(9) [10.1]

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008	(17) [10.62]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.7]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(11) [10.14]

10.13.1	First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent, dated as of August 8, 2007.	(14) [10.13.1]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	(14) [10.15]

10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	(15) [2.1]

10.17	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders	(16) [10.1]

10.18	Description of Compensation Arrangement with G. Les Austin*	(18) [10.18]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer	**

32.1	Section 1350 Certification of our Principal Executive Officer	**

32.2	Section 1350 Certification of our Principal Financial Officer	**

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.
(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.
(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.
(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.
(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.
(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.