Form 10-Q
period 2009-03-31
RAM ENERGY RESOURCES INC
filed 2009-05-07
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 000-50682
RAM Energy Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	1311	20-0700684
(State or other jurisdiction of incorporation	(Primary Standard Industrial	(I.R.S. Employer Identification Number)
or organization)	Classification Code Number)
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
Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐		Accelerated Filer ☒
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
At May 6, 2009, 76,765,284 shares of the Registrant’s Common Stock were outstanding.

First Quarter 2009 Form 10-Q Report

     ITEM 1 – FINANCIAL STATEMENTS
RAM Energy Resources, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129	$164
Cash, restricted	16,000	16,000
Accounts receivable:
Oil and natural gas sales, net of allowance of $50 ($50 at December 31, 2008)	8,683	8,702
Joint interest operations, net of allowance of $515 ($515 at December 31, 2008)	841	818
Other, net of allowance of $35 ($35 at December 31, 2008)	2,286	4,045
Derivative assets	24,683	21,006
Prepaid expenses	1,775	2,330
Other current contingencies	2,368	2,816
Other current assets	4,388	4,141

Total current assets	61,153	60,022
PROPERTIES AND EQUIPMENT, AT COST:
Proved oil and natural gas properties and equipment, using full cost accounting	697,390	683,341
Other property and equipment	9,559	9,460

	706,949	692,801
Less accumulated depreciation, amortization and impairment	(464,153)	(396,301)

Total properties and equipment	242,796	296,500
OTHER ASSETS:
Deferred tax asset	52,752	28,724
Derivative assets	824	4,531
Deferred loan costs, net of accumulated amortization of $1,581 ($1,282 at December 31, 2008)	3,716	4,015
Other	1,977	2,053

Total assets	$363,218	$395,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$21,758	$26,370
Oil and natural gas proceeds due others	8,094	7,218
Other	631	982
Accrued liabilities:
Compensation	1,131	2,893
Interest	705	865
Franchise taxes	1,320	1,300
Income taxes	243	399
Contingencies	16,000	16,000
Deferred income taxes	5,779	5,779
Asset retirement obligations	1,041	1,093
Long-term debt due within one year	150	160

Total current liabilities	56,852	63,059
OIL & NATURAL GAS PROCEEDS DUE OTHERS	1,666	2,523
DERIVATIVE LIABILITIES	680	-
LONG-TERM DEBT	260,505	250,536
ASSET RETIREMENT OBLIGATIONS	30,451	29,106
COMMITMENTS AND CONTINGENCIES	900	900

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 80,547,674 and 79,423,574, shares issued, 79,649,094 and 78,532,134 shares outstanding at March 31, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	221,342	220,800
Treasury stock - 898,580 shares (891,440 shares at December 31,2008) at cost	(4,033)	(4,027)
Accumulated deficit	(205,153)	(167,060)

Stockholders’ equity	12,164	49,721

Total liabilities and stockholders’ equity	$363,218	$395,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2009	2008
REVENUES AND OTHER OPERATING INCOME:
Oil and natural gas sales
Oil	$11,258	$28,660
Natural gas	6,050	10,878
NGLs	1,748	3,995
Realized gains (losses) on derivatives	7,878	(2,318)
Unrealized losses on derivatives	(1,007)	(5,259)
Other	85	94

Total revenues and other operating income	26,012	36,050

OPERATING EXPENSES:
Oil and natural gas production taxes	872	2,429
Oil and natural gas production expenses	10,085	9,322
Depreciation and amortization	8,944	10,623
Accretion expense	404	538
Impairment	58,929	-
Share-based compensation	541	547
General and administrative, overhead and other expenses, net of operator’s overhead fees	4,345	5,517

Total operating expenses	84,120	28,976

Operating income (loss)	(58,108)	7,074

OTHER INCOME (EXPENSE):
Interest expense	(3,608)	(8,162)
Interest income	20	73
Other expense	(433)	(149)

LOSS BEFORE INCOME TAXES	(62,129)	(1,164)
INCOME TAX BENEFIT	(24,036)	(641)

Net loss	$(38,093)	$(523)

BASIC LOSS PER SHARE	$(0.49)	$(0.01)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	77,290,832	59,161,096

DILUTED LOSS PER SHARE	$(0.49)	$(0.01)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	77,290,832	59,161,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(38,093)	$(523)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	8,944	10,623
Amortization of deferred loan costs and Senior Notes discount	299	307
Accretion expense	404	538
Impairment	58,929	-
Unrealized loss on derivatives and premium amortization	1,290	5,259
Deferred income tax benefit	(24,028)	(660)
Share-based compensation	541	547
Loss (gain) on disposal of other property, equipment and subsidiary	(15)	7
Undistributed losses on investment	-	142
Changes in operating assets and liabilities
Deposits to meet derivative margin requirements	-	(10,100)
Accounts receivable	1,756	(2,149)
Prepaid expenses and other assets	832	(477)
Derivative premiums	(579)	(295)
Accounts payable and proceeds due others	(4,944)	4,116
Accrued liabilities and other	(1,903)	(2,108)
Income taxes payable	(156)	19
Asset retirement obligations	(112)	(194)

Total adjustments	41,258	5,575

Net cash provided by operating activities	3,165	5,052
INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(13,258)	(13,206)
Proceeds from sales of oil and natural gas properties	210	241
Payments for other property and equipment	(127)	(259)
Proceeds from sales of other property and equipment	23	6
Payments of merger costs	-	35

Net cash used in investing activities	(13,152)	(13,183)

FINANCING ACTIVITIES:
Payments on long-term debt	(5,042)	(29,191)
Proceeds from borrowings on long-term debt	15,000	45,102
Payments for deferred loan costs	-	(16)
Stock repurchased	(6)	(66)

Net cash provided by financing activities	9,952	15,829
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35)	7,698
CASH AND CASH EQUIVALENTS, beginning of period	164	6,873

CASH AND CASH EQUIVALENTS, end of period	$129	$14,571

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$149	$-

Cash paid for interest	$3,450	$9,466

DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations	$1,002	$129

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Notes to unaudited condensed consolidated financial statements
A –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

1.	Basis of Financial Statements
          The accompanying unaudited condensed consolidated financial statements present the financial position at March 31, 2009 and December 31, 2008 and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008 of RAM Energy Resources, Inc. and its subsidiaries (the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. Reference is made to the Company’s consolidated financial statements for the year ended December 31, 2008, for an expanded discussion of the Company’s financial disclosures and accounting policies.
2.	Nature of Operations and Organization
          The Company operates exclusively in the upstream segment of the oil and gas industry with activities including the drilling, completion, and operation of oil and gas wells. The Company conducts the majority of its operations in the states of Texas, Louisiana, Oklahoma, and West Virginia.
3.	Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions that, in the opinion of management of the Company, are significant include oil and natural gas reserves, amortization relating to oil and natural gas properties, asset retirement obligations, contingent litigation settlements, derivative instrument valuations and income taxes. The Company evaluates its estimates and assumptions on a regular basis. Estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates used in preparation of the Company’s financial statements. In addition, alternatives can exist among various accounting methods. In such cases, the choice of accounting method can have a significant impact on reported amounts.
4.	Loss per Common Share
          Basic earnings (loss) per share are computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if unvested restricted stock awards became totally vested, calculated using the treasury stock method. A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share is as follows for the three months ended March 31 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2009	2008

Net loss	$(38,093)	$(523)

Weighted average shares – basic	77,290,832	59,161,096
Dilutive effect of unvested stock grants	-	-
Dilutive effect of warrants	-	-

Weighted average shares – dilutive	77,290,832	59,161,096

Basic loss per share	$(0.49)	$(0.01)

Diluted loss per share	$(0.49)	$(0.01)

5.	New Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), which significantly changes the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted SFAS 141(R) on January 1, 2009. The adoption of this pronouncement may have an impact on the accounting for any future acquisitions.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The Company adopted SFAS 160 on January 1, 2009. The adoption of this pronouncement did not impact the Company’s financial position or results of operations.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Among other requirements, SFAS 161 requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 on January 1, 2009. See Note G for enhanced disclosures about the Company’s derivative instruments.
          On December 31, 2008, the Securities and Exchange Commission (“SEC”) issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” which revises disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for oil and gas reserves, the new rules change the requirements for determining oil and gas reserve quantities. These rules permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit. The new rules also require that oil and gas reserves be reported and the full cost ceiling limitation be calculated using a twelve-month average price rather than period-end prices. The use of a twelve-month average price could have an effect on the Company’s depletion rates for its natural gas and crude oil properties. The new rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The new rules may not be applied to quarterly reports prior to the first annual report in which the revised disclosures are required. The Company plans to implement the new requirements in its annual report on Form 10-K for the year ending December 31, 2009. The Company is currently evaluating the impact of this new rule on its consolidated financial statements and related disclosures.
B –        PROPERTIES AND EQUIPMENT
          Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the Ceiling Limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the Ceiling Limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. At March 31, 2009, the net book value of the Company’s oil and natural gas properties exceeded the Ceiling Limitation resulting in a reduction in the carrying value of the Company’s oil and natural gas properties of $58.9 million. The after-tax effect of this reduction was $37.5 million.

C –        LONG-TERM DEBT
          Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Credit facility	$260,387	$250,387
Installment loan agreements	268	309

	260,655	250,696
Less amount due within one year	150	160

	$260,505	$250,536

Credit Facility
          In November 2007, in conjunction with the Company’s Ascent acquisition, the Company entered into a new $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf other institutional lenders. The facility includes a $250.0 million revolving credit facility and a $200.0 million term loan facility and an additional $50.0 million available under the term loan as requested by the Company and approved by the lenders. The initial amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility at the closing was $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the facility were used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and will bear interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. The term loan provides for payments of interest only during its five-year term, with the interest rate being LIBOR plus 7.5%.
          Advances under the facility are secured by liens on substantially all properties and assets of the Company and its subsidiaries. The loan agreement contains representations, warranties and covenants customary in transactions of this nature, including financial covenants relating to current ratio, minimum interest coverage ratio, maximum leverage ratio and a required ratio of asset value to total indebtedness. The Company is required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of the Company’s projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. The Company was in compliance with all of the financial covenants under the credit facility at March 31, 2009. During May 2008, the Company reduced its outstanding balance on the term facility by $86.6 million of net proceeds, which it realized upon the exercise of 17,617,331 warrants. See Note D. At March 31, 2009, $147.0 million was outstanding under the revolving credit facility and $113.4 million was outstanding under the term facility.
D –        CAPITAL STOCK
          The Company had outstanding warrants to purchase 18,848,800 shares of its common stock at an exercise price of $5.00 per share, of which 17,617,331 were exercised prior to the May 12, 2008 expiration date, resulting in net proceeds to the Company of $86.6 million. Proceeds of the exercise were used to pay down the term loan portion of the Company’s credit facility. The remaining 1,231,469 warrants expired and are no longer outstanding.
          The Company has outstanding options to purchase up to 275,000 units at any time on or prior to May 11, 2009, each unit consisting of one share of the Company’s common stock and two warrants. The warrants included in the units have expired by their terms and as a result, the unit options currently are exercisable, at $9.90 per unit, only for a single share of the Company’s common stock.
E –         INCOME TAXES
          For the three months ended March 31, 2009, the Company recorded an income tax benefit of $24.0 million, on a pre-tax loss of $62.1 million. Excluding the first quarter 2009 ceiling test impairment of $58.9 million and the related tax benefit of $21.4 million, the effective tax rate for the three months ended March 31, 2009 was a benefit of 80% compared to an effective tax rate of 55% for the three months ended March 31, 2008. The Company’s effective tax rate increased as a result of estimated increased state tax expense resulting from the limitation on the use of certain deductions for state tax purposes.

F –     COMMITMENTS AND CONTINGENCIES
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
          On January 11, 2007, the Court entered an order certifying the plaintiff’s proposed class. On September 18, 2008, RAM Energy, together with the other defendants in the lawsuit, entered into a settlement agreement with the plaintiff, individually and as representative of the putative class, pursuant to which the defendants agreed to pay an aggregate $25.0 million in settlement of the lawsuit. RAM Energy and its subsidiaries agreed to pay $16.0 million of the settlement amount, with the unrelated third party defendants paying the remaining $9.0 million. On October 14, 2008, the trial court preliminarily approved the settlement and scheduled a fairness hearing. Following that preliminary approval, the entire settlement amount was deposited in escrow by the defendants pending final approval of the settlement. On March 5, 2009, following a hearing at which the Court received evidence concerning the fairness of the proposed settlement to the plaintiff class, the Court entered an order approving the settlement and the related plan of allocation and distribution of the settlement fund. The judgment became final on April 6, 2009.
          In conjunction with the Company’s May 8, 2006 acquisition of RAM Energy, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of the Company’s common stock to secure their potential indemnity obligations to the Company, including any loss the Company might sustain in the pending litigation. Pursuant to the terms of the escrow agreement, at such time as a claim against the escrow matures for payment, the former stockholders of RAM Energy have the option of substituting cash for all or a portion of their escrowed shares, based on the average closing price of the Company common stock for the ten trading days ending on the last trading day prior to the date the Company’s indemnity claim against the escrow is paid (defined as “Fair Market Value”), in which event the escrowed shares for which cash is substituted shall be delivered to the stockholders and the cash paid to the Company out of escrow. On April 7, 2009, the Company made a claim against the escrow for all of the escrowed shares. Also on April 7, 2009, the former stockholders of RAM Energy notified the escrow agent that they would substitute cash, at a Fair Market Value of $0.74 per share, for a total of 316,190 shares of their Company common stock held in escrow.
          On April 8, 2009, the escrow agent initiated the transfer to the Company, in satisfaction of the indemnification obligation of the former RAM stockholders, of a total of 2,883,810 shares of Company common stock and $233,980 in cash, less the fees and expenses of the escrow agent. The shares of common stock received by the Company will be held as treasury shares.
          During 2008, the Company recorded a contingent liability of $16.0 million for its share of the settlement amount and a receivable of $2.8 million in other current assets representing the value of the escrowed shares based on the closing price of $0.88 per share on December 31, 2008. The Company also recorded a charge to other expense of $13.2 million for the difference between the settlement liability and the value of the escrowed shares. During the first quarter of 2009, the Company recorded a charge to other expense of $0.4 million and adjusted the receivable from $2.8 million to $2.4 million to adjust the Fair Market Value of the escrowed shares to reflect the final settlement due of $0.74 per share.
          Rathborne Land Company, et al., v. Ascent Energy Inc., et al. Ascent Energy Inc. and its Ascent Energy Louisiana, LLC subsidiary were sued for lease cancellation and damages for failure to explore and develop the plaintiff’s lease. By Opinion dated December 31, 2008, the Court found in favor of the plaintiff and against the defendants. Judgment has not yet been entered in the case, but is expected to be in the range of $3.2 million. The Company plans to appeal the judgment, when entered.

          In conjunction with the Company’s November 29, 2007 acquisition of Ascent, the former stockholders and note holders of Ascent deposited $20.0 million in escrow to secure their obligation to indemnify the Company with respect to certain liabilities and obligations of Ascent, including any loss, cost, liability or expense incurred by the Company in connection with this and other pending litigation, subject to a sharing arrangement. After giving effect to such sharing arrangement with respect to previously settled litigation, the Company and the former Ascent owners will share equally the first $1.8 million of any losses attributable to this lawsuit and the former Ascent owners, out of the escrow, will bear the remaining portion of any loss so incurred. The balance in the escrow account is sufficient to satisfy the former Ascent owners’ indemnification obligation with respect to this lawsuit. During the fourth quarter of 2008, the Company recorded a contingent liability of $0.9 million related to this litigation.
          The Company is also involved in other legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.
G –         FAIR VALUE MEASUREMENTS
          Effective January 1, 2008, the Company prospectively adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for financial assets and financial liabilities reported or disclosed at fair value.
          SFAS 157 refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. As of March 31, 2009, the fair value measurement of the Company’s net derivative assets was $24.8 million, based on Level 2 criteria. See Note H. As of March 31, 2009, the fair value measurement of escrowed shares recorded in accounts receivable other was $2.4 million, based on Level 1 criteria.
          Due to their short-term nature, the carrying value of cash, receivables and payables approximate fair value. The carrying value of long-term debt also approximates fair value. See Note C for discussion of long-term debt.
H –         DERIVATIVE CONTRACTS
          The Company periodically utilizes various hedging strategies to manage the price received for a portion of its future oil and natural gas production to reduce exposure to fluctuations in oil and natural gas prices and to achieve a more predictable cash flow.
          During 2009 and 2008, the Company entered into numerous derivative contracts to manage the impact of oil and natural gas price fluctuations and as required by the terms of its credit facility.
          The Company did not designate these transactions as hedges as required by SFAS No. 133 in order to receive hedge accounting treatment. Accordingly, all gains and losses on the derivative instruments during 2009 and 2008 have been recorded in the statements of operations.
          The Company’s derivative positions at March 31, 2009 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (MMbtu)
	Floors		Ceilings		Floors		Ceilings
	per day	Price	per day	Price	per day	Price	per day	Price
Collars
2009	1,165	$60.00	1,165	$81.52	10,665	$7.00	10,665	$10.09
2010	875	$51.41	875	$75.24	5,288	$6.21	5,288	$9.23

	Bare Floors				Bare Floors

Year	per day	Price			per day	Price

2009	1,665	$69.01			1,109	$7.00
2010	542	$70.00			5,849	$4.92

          Both crude oil and natural gas floors and ceilings for 2009 cover April through December. Crude oil bare floors for 2009 cover April through December. Natural gas bare floors for 2009 cover November and December. Crude oil floors and ceilings for 2010 cover January through September; and crude oil bare floors for 2010 cover January through March. Natural gas floors and ceilings for 2010 cover January through June and November and December; and natural gas bare floors for 2010 cover January through October.
          The Company’s commodity derivative instruments consist of put options, costless collars and secondary floors. The Company estimates the fair value of its derivative instruments based on published forward commodity price curves as of the date of the estimate, less discounts to recognize present values. For the year ended December 31, 2008 and subsequent periods, the Company estimated the fair value of its derivatives using a pricing model which also considered market volatility, counterparty credit risk and additional criteria in determining discount rates. See Note G. For the year ended December 31, 2008 and subsequent periods the discount rate used in the discounted cash flow projections was based on published LIBOR rates, Eurodollar futures rates and interest swap rates. The counterparty credit risk was determined by calculating the difference between the derivative counterparty’s bond rate and published bond rates. Accordingly, the effects on the consolidated balance sheets at March 31, 2009 and December 31, 2008 and the consolidated statements of operations for the three months ended March 31, 2009 and 2008 are as follows (in thousands):
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
Location	2009	2008

Current Assets - Derivative assets	$24,683	$21,006
Other Assets - Derivative assets	824	4,531
Current Liabilities - Derivative liabilities	-	-
Long-Term Liabilities - Derivative liabilities	(680)	-

Total Derivatives Not Designated as Hedging Instruments	$24,827	$25,537

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
Location	2009	2008

Revenue - Unrealized losses on derivatives	$(1,007)	$(5,259)
Revenue - Realized gains (losses) on derivatives	$7,878	$(2,318)
I -         SHARE-BASED COMPENSATION
          In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006.
          On May 8, 2006, the Company’s stockholders approved its 2006 Long-Term Incentive Plan (the “Plan”). The Company reserved a maximum of 2,400,000 shares of its common stock for issuances under the Plan. The Plan includes a provision that, at the request of a grantee, the Company may repurchase shares to satisfy the grantee’s federal and state income tax withholding requirements. All repurchased shares will be held by the Company as treasury stock. On May 8, 2008, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2,400,000 to 6,000,000. As of March 31, 2009, a maximum of 2,610,426 shares of common stock remained reserved for issuance under the Plan.
          As of March 31, 2009, the Company had $5.9 million of unrecognized compensation cost related to non-vested, share-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of three years. The related compensation expense recognized during the three months ended March 31, 2009 and 2008 was $0.5 million in both periods.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS
General
          We are an independent oil and natural gas company engaged in the acquisition, development, exploitation, exploration and production of oil and natural gas properties, primarily in Texas, Oklahoma, Louisiana, and West Virginia. Our producing properties are located in highly prolific basins with long histories of oil and natural gas operations.
Principal Properties
          Our oil and natural gas assets are characterized by a combination of conventional and unconventional reserves and prospects. We have conventional reserves and production in three main onshore locations:
•	South Texas—Starr, Wharton and Duval Counties, Texas (Developing Fields);

•	Electra/Burkburnett—Wichita and Wilbarger Counties, Texas (Mature Oil Fields); and

•	Pontotoc County, Oklahoma (Mature Oil Field).
          Our unconventional reserves and prospects are primarily shale plays in the following areas:
•	North Texas Barnett Shale—Jack and Wise Counties, Texas. This is our Tier 1 Barnett shale acreage where we own interests in approximately 27,018 gross (6,594 net) acres (Developing Field);

•	Appalachian Devonian Shale—Cabell and Mason Counties, West Virginia. We own leasehold interests in approximately 60,969 gross (49,756 net) acres (Developing Field); and

•	North Texas Barnett Shale—Bosque and Hamilton Counties, Texas. We own interests in approximately 14,416 gross (11,020 net) acres in this emerging Tier 2 region of the North Texas Barnett shale play (Developing Field).

Net Production, Unit Prices and Costs
                  The following table presents certain information with respect to our oil and natural gas production, and prices and costs attributable to all oil and natural gas properties owned by us, for the three months ended March 31, 2009. Average realized prices reflect the actual realized prices received by us, before and after giving effect to the results of our derivative contract settlements. Our derivative activities are financial, and our production of oil, NGLs, and natural gas, and the average realized prices we receive from our production, are not affected by our derivative arrangements.

Three months ended
March 31, 2009
Production volumes:
Oil (MBbls)	290
NGL (MBbls)	104
Natural gas (MMcf)	1,567
Total (Mboe)	655

Average sale prices received:
Oil (per Bbl)	$38.75
NGL (per Bbl)	$16.86
Natural gas (per Mcf)	$3.86
Total per Boe	$29.08

Cash effect of derivative contracts:
Oil (per Bbl)	$14.98
NGL (per Bbl)	$0.00
Natural gas (per Mcf)	$2.25
Total per Boe	$12.03

Average prices computed after cash effect of settlement of derivative contracts:
Oil (per Bbl)	$53.73
NGL (per Bbl)	$16.86
Natural gas (per Mcf)	$6.11
Total per Boe	$41.11

Cash expenses (per Boe):
Oil and natural gas production taxes	$1.33
Oil and natural gas production expenses	$15.39
General and administrative	$6.63
Net cash interest expense	$5.02
Total per Boe	$28.37

Cash flow per Boe	$12.74

Acquisition, Development and Exploration Capital Expenditures
                  The following table presents information regarding our net costs incurred in our acquisitions of proved and unproved properties, and our development and exploration activities during the three months ended March 31, 2009 (in thousands):

Three months ended
March 31, 2009

Development and exploratory costs	$12,462
Proved property acquisition costs	796
Unproved property acquisition costs	-

Total costs incurred	$13,258

                  During the quarter ended March 31, 2009, we participated in the drilling of 14 gross (11.5 net) development wells. A total of eight gross (7.4 net) wells were completed and capable of commercial production. The remaining wells were in the process of completing, testing, or drilling at the end of the period. Recompletion activities accounted for approximately $6.0 million of development costs during the quarter ended March 31, 2009. In addition to those wells drilled in the first three months of 2009, we finalized the drilling and completion of five gross (5.0 net) wells commenced in the previous period. All five were commercially productive.
Results of Operations
Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008
                  Oil and natural gas sales decreased $24.4 million, or 56%, to $19.1 million for the three months ended March 31, 2009 as compared to $43.5 million for the same period in 2008. This decrease was driven by commodity price decreases, which decreased 59% for the three months ended March 31, 2009 as compared to the same period last year. Production volumes increased 7% for the three months ended March 31, 2009 as compared to the same period last year. The production increase resulted from our increased drilling activities, which included 14 gross development wells in the first quarter 2009.
                  The following table summarizes our oil and natural gas production volumes, average sales prices and period to period comparisons for the periods indicated:

				Mature	Mature
	Developing Fields			Oil Fields*	Natural Gas Fields
Three Months Ended March 31, 2009	South Texas	Barnett Shale	Appalachia	Various	Various	Total
Aggregate Net Production
Oil (MBbls)	19	2	-	251	18	290
NGLs (MBbls)	29	35	-	20	20	104
Natural Gas (MMcf)	519	238	23	119	668	1,567

MBoe	134	77	4	291	149	655

Three Months Ended March 31, 2008
Aggregate Net Production
Oil (MBbls)	10	1	-	232	55	298
NGLs (MBbls)	21	17	-	15	21	74
Natural Gas (MMcf)	604	99	5	152	582	1,442

MBoe	131	35	1	272	173	612

Change in MBoe	3	42	3	19	(24)	43
Percentage Change in MBoe	2.3%	120.0%	300.0%	7.0%	-13.9%	7.0%
* Includes Electra/Burkburnett, Allen/Fitts and Layton fields.

	Three months ended
	March 31,
	2009	2008	Decrease

Average sale prices:
Oil (per Bbl)	$38.75	$96.17	-59.7%
NGL (per Bbl)	$16.86	$53.99	-68.8%
Natural gas (per Mcf)	$3.86	$7.54	-48.8%
Per Boe	$29.08	$71.13	-59.1%

                  Production volumes increased 7% during the three months ended March 31, 2009, primarily due to the 14 gross development wells that were completed during the first quarter. The developing fields of South Texas, Barnett Shale, and Appalachia in West Virginia contributed 48 MBoe to the production growth in the first quarter. Drilling activity included one gross development well in Wharton County of South Texas and one gross development well in Barnett Shale. Mature oil fields of Electra/Burkburnett in North Texas and Allen/Fitts in Pontotoc County, Oklahoma contributed 19 MBoe to production growth in the first quarter. Drilling activity included 11 gross (11 net) development wells in the Electra/Burkburnett field.
                  The average realized sales prices decreased substantially for the three months ended March 31, 2009 as compared to the same period in 2008. The average realized sales price for oil was $38.75 per barrel for the three months ended March 31, 2009, a decrease of 60%, compared to $96.17 per barrel for the same period in 2008. The average realized sales price for NGLs was $16.86 for the three months ended March 31, 2009, a decrease of 69%, compared to $53.99 per barrel for the same period in 2008. The average realized sales price for natural gas was $3.86 per Mcf for the three months ended March 31, 2009, a decrease of 49%, compared to $7.54 per Mcf for the same period in 2008.
                  Realized and Unrealized Gain (Loss) from Derivatives. For the quarter ended March 31, 2009, our gain from derivatives was $6.9 million, compared to a loss of $7.6 million for the quarter ended March 31, 2008. Our gains and losses during these periods were the net result of recording actual contract settlements, the premiums paid for our derivative contracts, and unrealized gains and losses attributable to mark-to-market values of our derivative contracts at the end of the periods.

	Three months ended March 31,
	2009	2008
	(in thousands)
Contract settlements and premium costs:
Oil	$4,345	$(2,318)
Natural gas	3,533	-

Realized gains (losses)	7,878	(2,318)
Mark-to-market gains (losses):
Oil	(5,097)	(4,452)
Natural gas	4,090	(807)

Unrealized losses	(1,007)	(5,259)

Realized and unrealized gains (losses)	$6,871	$(7,577)

                  Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $0.9 million for the quarter ended March 31, 2009, compared to $2.4 million for the comparable quarter of the previous year. Production taxes vary by state. Most are based on realized prices at the wellhead, while Louisiana production taxes are based on volumes for natural gas and values for oil. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. We received a retroactive severance tax refund of $0.2 million during the first quarter of 2009 on a non-operated property causing our oil and natural gas production taxes as a percentage of oil and natural gas sales to decrease to 4.6% for the quarter ended March 31, 2009, as compared to 5.6% for the quarter ended March 31, 2008.
                  Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $10.1 million for the quarter ended March 31, 2009, an increase of $0.8 million, or 8%, from the $9.3 million for the quarter ended March 31, 2008. The increase was due primarily to increased workover activity in existing wells during the 2009 period. For the quarter ended March 31, 2009, our oil and natural gas production expense was $15.39 per Boe compared to $15.23 per Boe for the quarter ended March 31, 2008, an increase of 1%. As a percentage of oil and natural gas sales, oil and natural gas production expense was 53% for the quarter ended March 31, 2009, as compared to 21% for the quarter ended March 31, 2008. This increase results from a significant drop in average sales prices per Boe, from $71.13 in 2008 to $29.08 in 2009, a 59% decrease.
                  Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $1.7 million, or 16%, for the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008. On an equivalent basis, our amortization of the full-cost pool of $8.7 million was $13.27 per Boe for the quarter ended March 31, 2009, a decrease per Boe of 22% compared to $10.4 million, or $16.95 per Boe for the quarter ended March 31, 2008. This rate decrease per Boe resulted from lower capitalized costs subsequent to the asset impairment writedown in December 2008.
                  Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $0.4 million for the quarter ended March 31, 2009, compared to $0.5 million for the quarter ended March 31, 2008.

                    Impairment Charge. We incurred a $58.9 million impairment on the carrying value of our oil and gas properties during the first quarter of 2009. The impairment of our oil and gas properties was primarily due to a reduction in the estimated present value of future net revenues from our proved oil and gas reserves resulting from a decline in commodity prices from December 31, 2008 to March 31, 2009.
                    Share-Based Compensation. From time to time, our Board of Directors grants restricted stock awards under our 2006 Long-Term Incentive Plan. Each of these grants vests in equal increments over the vesting period provided for the particular award. All currently unvested awards provide for vesting periods of from one to five years. The share-based compensation expense attributable to these grants is calculated using the closing price per share on each of the grant dates and will be recognized over their respective vesting periods. For the quarter ended March 31, 2009, we recognized a total of $0.5 million share-based compensation expense, unchanged from the quarter ended March 31, 2008.
                    General and Administrative Expense. For the quarter ended March 31, 2009, our general and administrative expense was $4.3 million, compared to $5.5 million for the quarter ended March 31, 2008, a decrease of $1.2 million, or 21%. The decrease results from lower employee related costs, primarily due to a reduction of estimated bonuses, as well as lower professional fees in the 2009 period.
                    Interest Expense. We recorded interest expense of $3.6 million for the quarter ended March 31, 2009 as compared to $8.2 million for the first quarter of the previous year. The decrease in interest expense was due to lower debt balances and lower effective interest rates. Our debt was lower in the 2009 period because in the second quarter of 2008, we used $86.6 million in realized net proceeds from the exercise of 17,617,331 warrants in May 2008 to pay down the term facility, and $9.4 million in cash to pay down the revolver. Our blended interest rate was 4.9% in the first quarter of 2009 compared to 8.2% in the 2008 period. As a result of this paydown and declining interest rates, our interest expense decreased by $4.6 million in the first quarter of 2009 compared to first quarter of 2008.
                    Other Expense. We recorded a charge to other expense of $0.4 million for expense related to settlement of pending litigation. In September 2008, we entered into an agreement pursuant to which we agreed to pay $16.0 million in settlement of a pending class action lawsuit. We placed that amount in escrow in October 2008 in anticipation of a final court approved settlement in the second quarter of 2009. In conjunction with our May 8, 2006 acquisition of RAM Energy, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of their common stock to secure their potential indemnity obligations to us, including any loss we might sustain in this litigation or through an agreed settlement. These escrowed shares will remain in escrow until the settlement becomes final or the litigation is otherwise resolved. At December 31, 2008, we recorded a contingent liability of $16.0 million for the settlement and a receivable of $2.8 million representing the market value of the escrow shares based on the closing price of $0.88 per share on December 31, 2008. The $0.4 million charge to other expense in the first quarter of 2009 represents the adjustment to fair market value of the escrowed shares to reflect the final settlement due of $0.74 per share.
                    Income Taxes. For the three months ended March 31, 2009, we recorded an income tax benefit of $24.0 million, on a pre-tax loss of $62.1 million. For the quarter ended March 31, 2008, we recorded an income tax benefit of $0.6 million, on a pre-tax loss of $1.2 million. Excluding the first quarter 2009 ceiling test impairment of $58.9 million and the related tax benefit of $21.4 million, the effective tax rate for the three months ended March 31, 2009 was a benefit of 80% compared to an effective tax rate of 55% for the three months ended March 31, 2008. Our effective tax rate increased as a result of estimated increased state tax expense resulting from the limitation on the use of certain deductions for state tax purposes.
Liquidity and Capital Resources
                    As of March 31, 2009, we had cash and cash equivalents of $0.1 million, and $27.7 million was available under our revolving credit facility. At that date, we had $260.7 million of indebtedness outstanding, including $260.4 million under our credit facility and $0.3 million in other indebtedness. In addition, we had $0.3 million utilized by outstanding letters of credit. As of March 31, 2009, we had an accumulated deficit of $205.2 million and a working capital surplus of $4.3 million.
                    Credit Facility. In November 2007, in conjunction with the Ascent acquisition, we entered into a $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf of other institutional lenders. The facility, which replaced our previous $300.0 million facility, includes a $250.0 million revolving credit facility, a $200.0 million term loan facility, and an additional $50.0 million available under the term loan as requested by us and approved by the lenders. The entire amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility at the closing was $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the facility were used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and bear interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. At March 31, 2009, the balance outstanding under our revolving credit facility was $147.0 million. The term loan portion of our credit facility provides for payments of interest only during its five-year term, with the interest rate being LIBOR plus 7.5%. In May of 2008, we used $86.6 million in realized net proceeds from the exercise of 17,617,331 warrants to pay down the term facility to the existing level of $113.4 million. As a result of this paydown and declining interest rates, our interest expense decreased by $4.6 million in the first quarter of 2009 compared to first quarter of 2008.
                    Advances under the credit facility are secured by liens on substantially all of our properties and assets. The credit facility contains representations, warranties and covenants customary in transactions of this nature, including financial covenants relating to current ratio, minimum interest coverage ratio, maximum leverage ratio and a required ratio of asset value to total indebtedness. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control and, as a result, in future periods we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our credit facility. A default, if not cured or waived, could result in acceleration of all indebtedness outstanding under our credit facility. The accelerated debt would become immediately due and payable. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. At March 31, 2009, we were in compliance with all of the financial covenants under our credit facility; however, a continuing decline in oil and natural gas prices, or a prolonged period of lower oil and natural gas prices at current levels, could eventually result in our failing to meet certain of the financial covenants under our credit facility.
                    We are required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of our projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. At March 31, 2009, our commodity hedging represented approximately 54% of our projected volumes through September 30, 2011.
                    Senior Notes. In February 1998, RAM Energy completed the sale of $115.0 million of 11.5% Senior Notes due 2008 in a public offering of which $28.4 million remained outstanding at December 31, 2007. These notes were retired at maturity on February 15, 2008 using proceeds from our revolving credit facility.
                    Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net loss, adjustments to reconcile net loss to cash provided before changes in working capital, and changes in working capital. For the three months ended March 31, 2009, our net loss was $38.1 million, as compared with a net loss of $0.5 million for the three months ended March 31, 2008. Adjustments (primarily non-cash items such as amortization and depreciation, asset impairment charge, unrealized losses on derivatives, and deferred income taxes) were $46.4 million for the three months ended March 31, 2009 compared to $16.8 million for the first three months of 2008, an increase of $29.6 million. Asset impairment charge, offset by deferred income taxes and unrealized losses on derivatives, caused most of this increase. Working capital changes for the three months ended March 31, 2009 utilized $5.1 million of cash, compared with utilizing $11.2 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, in total, net cash provided by operating activities was $3.2 million compared to $5.1 million of net cash provided by operating activities for the first three months of the previous year.
                    Cash Flow From Investing Activities. For the three months ended March 31, 2009, net cash used in our investing activities was $13.2 million, consisting of $13.4 million in payments for oil and gas properties and other equipment offset by $0.2 million in proceeds from sales of property and equipment. For the three months ended March 31, 2008, net cash used in our investing activities was $13.2 million.
                    Cash Flow From Financing Activities. For the three months ended March 31, 2009, net cash provided in our financing activities was $10.0 million, compared to net cash provided of $15.8 million for the three months ended March 31, 2008. During the first three months of 2009, we received proceeds of $15.0 million from borrowings on long-term debt, which was offset by $5.0 million to reduce our long term debt. In the first quarter of 2008, we used $28.4 million in proceeds from our revolving credit facility to retire RAM Energy’s Senior Notes. Other cash provided during the first three months of 2008 included $16.7 million in additional long-term debt borrowings offset by $0.9 million in payments on our long-term debt.
Capital Commitments
                    During the three months ended March 31, 2009, we had capital expenditures of $13.3 million relating to our oil and gas operations, of which $12.5 million was allocated to development and exploratory costs, and $0.8 million was for acquisition costs.

          We have budgeted $40.0-$45.0 million for non-acquisition capital expenditures in 2009 related to:
•	geological, geophysical and seismic costs ($5.0 million);

•	developmental drilling and recompletions ($30.0-$35.0 million); and

•	exploratory drilling, including leasehold acquisitions ($5.0 million).
          In our 2009 non-acquisition capital budget, we have allocated $12.0-$14.0 million for drilling on our South Texas properties, $1.0-$2.0 million for our North Texas Barnett Shale, $8.0-$9.0 million for continued development of our Electra/Burkburnett area, $8.0-$9.0 million for reworking and production enhancement operations in our Louisiana mature gas fields, and $1.0 million to our Pontotoc properties in Oklahoma.
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
          Current market conditions also elevate the concern over our cash deposits, which total approximately $0.1 million, and counterparty risks related to our trade credit. Our cash accounts and deposits with any financial institution that exceed the amount insured by the Federal Deposit Insurance Corporation are at risk in the event one of these financial institutions fail. We sell our crude oil, natural gas and NGLs to a variety of purchasers. Some of these parties are not as creditworthy as we are and may experience liquidity problems. Non performance by a trade creditor could result in losses.

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
                  Our long-term debt, as of March 31, 2009, is denominated in U.S. dollars. Our debt has been issued at variable rates, and as such, interest expense would be impacted by interest rate shifts. The impact of a 100-basis point increase in LIBOR interest rates would result in an increase in interest expense of $2.6 million annually. A 100-basis point decrease would result in a decrease in interest expense of $2.6 million annually.
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
                  During the quarter ended March 31, 2009, Shell Energy North America-US accounted for $10.8 million, or approximately 57% and Targa Resources, Inc. accounted for $1.0 million, or approximately 5%, of our revenue from the sales of oil and natural gas.
                  To reduce exposure to fluctuations in oil and natural gas prices, to achieve more predictable cash flow, and as required by our lenders, we periodically utilize various derivative strategies to manage the price received for a portion of our future oil and natural gas production. We have not established derivatives in excess of our expected production.
                  Our open derivative positions at March 31, 2009 are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	Per Day	Price	Per Day	Price	Per Day	Price	Per Day	Price
Collars
2009	1,165	$60.00	1,165	$81.52	10,665	$7.00	10,665	$10.09
2010	875	$51.41	875	$75.24	5,288	$6.21	5,288	$9.23

	Bare Floors				Bare Floors
Year	Per Day	Price			Per Day	Price
2009	1,665	$69.01			1,109	$7.00
2010	542	$70.00			5,849	$4.92
                  Both crude oil and natural gas floors and ceilings for 2009 cover April through December. Crude oil bare floors for 2009 cover April through December. Natural gas bare floors for 2009 cover November and December. Crude oil floors and ceilings for 2010 cover January through September; and crude oil bare floors for 2010 cover January through March. Natural gas floors and ceilings for 2010 cover January through June and November and December; and natural gas bare floors for 2010 cover January through October.

ITEM 4 – CONTROLS AND PROCEDURES
          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2009. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.
          We did not effect any change in our internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
               Reference is made to Part I, Item 3, “Legal Proceedings,” in our annual report on Form 10-K for the year ended December 31, 2008, for a discussion of pending legal proceedings to which we are a party.
               In the litigation matter described in our Form 10-K styled Sacket v. Great Plains Pipeline Company, et al., on September 18, 2008, our subsidiary RAM Energy, together with the other defendants in the lawsuit, entered into a settlement agreement with the plaintiff, individually and as representative of the putative class, pursuant to which the defendants agreed to pay an aggregate $25.0 million in settlement of the lawsuit. RAM Energy and its subsidiaries agreed to pay $16.0 million of the settlement amount, with the unrelated third party defendants paying the remaining $9.0 million. On March 5, 2009, the Court entered an order approving the settlement and the related plan of allocation and distribution of the settlement fund. The judgment became final on April 6, 2009 and the settlement was completed.
               In conjunction with our May 8, 2006 acquisition of RAM Energy, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of our common stock to secure their potential indemnity obligations to us, including any loss we might sustain in the pending litigation. Pursuant to the terms of the escrow agreement, at such time as the settlement became final, the former stockholders of RAM Energy had the option of substituting cash for all or a portion of their escrowed shares, based on the average closing price of our common stock for the ten trading days ending on the last trading day prior to the date our indemnity claim against the escrow was paid (defined as “Fair Market Value”), in which event the escrowed shares for which cash is substituted would be delivered to the stockholders and the cash paid to us out of escrow. On April 7, 2009, we made a claim against the escrow for all of the escrowed shares. Also on April 7, 2009, the former stockholders of RAM Energy notified the escrow agent that they would substitute cash, at a Fair Market Value of $0.74 per share, for a total of 316,190 shares of their shares of our common stock held in escrow.
              On April 8, 2009, the escrow agent initiated the transfer to us, in satisfaction of the indemnification obligation of the former RAM stockholders, of a total of 2,883,810 shares of our common stock and $233,980 in cash, less the fees and expenses of the escrow agent. The shares of common stock we received will be held as treasury shares.
              During 2008, we recorded a contingent liability of $16.0 million for our share of the settlement amount and a receivable of $2.8 million in other current assets representing the value of the escrowed shares based on the closing price of $0.88 per share on December 31, 2008. We also recorded a charge to other expense of $13.2 million for the difference between the settlement liability and the value of the escrowed shares. During the first quarter of 2009, we recorded a charge to other expense of $0.4 million and adjusted the receivable from $2.8 million to $2.4 million to adjust the Fair Market Value of the escrowed shares to reflect the final settlement due of $0.74 per share.
ITEM 1A – RISK FACTORS
              Previously reported. Reference is made to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2008, for a discussion of the risk factors which could materially affect our business, financial condition or future results.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
              None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
              None.
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None.
ITEM 5 – OTHER INFORMATION
              None.

ITEM 6 – EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(13) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Amended Specimen Warrant Certificate.	(12) [4.3]

4.4	Amended Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(12) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006. *	(9) [10.1]

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(17) [10.6.2]

10.6.3	Third Amendment to Employment Agreement of Larry E. Lee, dated December 30, 2008.*	(20) [10.6.3]

10.6.4	Fourth Amendment to Employment Agreement of Larry E. Lee dated March 24, 2009.*	(21) [10.6.4]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

10.12.1	First Amendment to RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(18) [Exhibit A]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(11) [10.14]

10.13.1	First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent, dated as of August 8, 2007.	(14) [10.13.1]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	(14) [10.15]

10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	(15) [2.1]

10.17	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.1]

10.17.1	First Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(22) [10.17.1]

10.18	Description of Compensation Arrangement with G. Les Austin.*	(19) [10.18]

10.18.1	First Amendment to Employment Agreement of G. Les Austin, dated December 30, 2008.*	(20) [10.18.1]

10.19	Change in Control Separation Benefit Plan of RAM Energy Resources, Inc. and Participating Subsidiaries.*	(22) [10.19]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682) dated April 14, 2008, as the exhibit number indicated in the brackets and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to Registrant’s Form 8-K filed January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to Registrant’s Form 8-K filed March 25, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RAM ENERGY RESOURCES, INC.
May 7, 2009	/s/ Larry E. Lee
Name: Larry E. Lee
Title: Chairman, President and Chief Executive Officer

May 7, 2009	/s/ G. Les Austin
Name: G. Les Austin
Title: Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(13) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Amended Specimen Warrant Certificate.	(12) [4.3]

4.4	Amended Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(12) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006. *	(9) [10.1]

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(17) [10.6.2]

10.6.3	Third Amendment to Employment Agreement of Larry E. Lee, dated December 30, 2008.*	(20) [10.6.3]

10.6.4	Fourth Amendment to Employment Agreement of Larry E. Lee dated March 24, 2009.*	(21) [10.6.4]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

10.12.1	First Amendment to RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(18) [Exhibit A]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(11) [10.14]

10.13.1	First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent, dated as of August 8, 2007.	(14) [10.13.1]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	(14) [10.15]

10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	(15) [2.1]

10.17	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.1]

10.17.1	First Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(22) [10.17.1]

10.18	Description of Compensation Arrangement with G. Les Austin.*	(19) [10.18]

10.18.1	First Amendment to Employment Agreement of G. Les Austin, dated December 30, 2008.*	(20) [10.18.1]

10.19	Change in Control Separation Benefit Plan of RAM Energy Resources, Inc. and Participating Subsidiaries.*	(22) [10.19]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682) dated April 14, 2008, as the exhibit number indicated in the brackets and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to Registrant’s Form 8-K filed January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to Registrant’s Form 8-K filed March 25, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.