Form 10-Q
period 2009-06-30
RAM ENERGY RESOURCES INC
filed 2009-08-06
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

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
Yes ☐ No ☒
At August 6, 2009, 76,865,587 shares of the Registrant’s Common Stock were outstanding.

Second Quarter 2009 Form 10-Q Report

ITEM 1 – FINANCIAL STATEMENTS
RAM Energy Resources, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,204	$164
Cash, restricted	-	16,000
Accounts receivable:
Oil and natural gas sales, net of allowance of $50 ($50 at December 31, 2008)	11,408	8,702
Joint interest operations, net of allowance of $515 ($515 at December 31, 2008)	801	818
Other, net of allowance of $35 ($35 at December 31, 2008)	910	4,045
Derivative assets	3,051	21,006
Prepaid expenses	1,982	2,330
Deferred tax asset	6,518	-
Other current contingencies	-	2,816
Other current assets	4,297	4,141

Total current assets	31,171	60,022
PROPERTIES AND EQUIPMENT, AT COST:
Proved oil and natural gas properties and equipment, using full cost accounting	701,860	683,341
Other property and equipment	9,117	9,460

	710,977	692,801
Less accumulated depreciation, amortization and impairment	(471,557)	(396,301)

Total properties and equipment	239,420	296,500
OTHER ASSETS:
Deferred tax asset	44,434	28,724
Derivative assets	-	4,531
Deferred loan costs, net of accumulated amortization of $1,880 ($1,282 at December 31, 2008)	5,741	4,015
Other	2,335	2,053

Total assets	$323,101	$395,845

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable:
Trade	$20,025	$26,370
Oil and natural gas proceeds due others	8,912	7,218
Other	261	982
Accrued liabilities:
Compensation	1,065	2,893
Interest	607	865
Franchise taxes	1,340	1,300
Income taxes	193	399
Contingencies	-	16,000
Deferred income taxes	-	5,779
Asset retirement obligations	1,073	1,093
Long-term debt due within one year	145	160

Total current liabilities	33,621	63,059
OIL & NATURAL GAS PROCEEDS DUE OTHERS	1,695	2,523
DERIVATIVE LIABILITIES	1,732	-
LONG-TERM DEBT	255,514	250,536
ASSET RETIREMENT OBLIGATIONS	30,864	29,106
COMMITMENTS AND CONTINGENCIES	900	900

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value, 100,000,000 shares authorized, 80,623,674 and 79,423,574, shares issued, 76,840,587 and 78,532,134 shares outstanding at June 30, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	221,893	220,800
Treasury stock - 3,783,087 shares (891,440 shares at December 31,2008) at cost	(6,167)	(4,027)
Accumulated deficit	(216,959)	(167,060)

Stockholders’ equity (deficit)	(1,225)	49,721

Total liabilities and stockholders’ equity (deficit)	$323,101	$395,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUES AND OTHER OPERATING INCOME:
Oil and natural gas sales
Oil	$16,206	$36,984	$27,464	$65,644
Natural gas	4,907	15,349	10,957	26,227
NGLs	2,387	5,221	4,135	9,216
Realized gains (losses) on derivatives	10,671	(7,218)	18,549	(9,536)
Unrealized losses on derivatives	(23,795)	(33,808)	(24,802)	(39,067)
Other	43	117	128	211

Total revenues and other operating income	10,419	16,645	36,431	52,695

OPERATING EXPENSES:
Oil and natural gas production taxes	927	3,341	1,799	5,770
Oil and natural gas production expenses	9,119	9,458	19,204	18,780
Depreciation and amortization	7,560	11,179	16,504	21,802
Accretion expense	532	540	936	1,078
Impairment	-	-	58,929	-
Share-based compensation	552	932	1,093	1,479
General and administrative, overhead and other expenses, net of operator’s overhead fees	3,745	5,539	8,090	11,056

Total operating expenses	22,435	30,989	106,555	59,965

Operating loss	(12,016)	(14,344)	(70,124)	(7,270)

OTHER INCOME (EXPENSE):
Interest expense	(3,601)	(6,197)	(7,209)	(14,359)
Interest income	9	75	29	148
Other expense	(106)	(205)	(539)	(354)

LOSS BEFORE INCOME TAXES	(15,714)	(20,671)	(77,843)	(21,835)
INCOME TAX BENEFIT	(3,908)	(14,809)	(27,944)	(15,450)

Net loss	$(11,806)	$(5,862)	$(49,899)	$(6,385)

BASIC LOSS PER SHARE	$(0.16)	$(0.08)	$(0.66)	$(0.10)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	74,696,028	69,198,767	75,986,262	64,190,725

DILUTED LOSS PER SHARE	$(0.16)	$(0.08)	$(0.66)	$(0.10)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	74,696,028	69,198,767	75,986,262	64,190,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(49,899)	$(6,385)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	16,504	21,802
Amortization of deferred loan costs and Senior Notes discount	641	602
Accretion expense	936	1,078
Impairment	58,929	—
Unrealized loss on derivatives and premium amortization	25,633	39,067
Deferred income tax benefit	(28,007)	(15,490)
Share-based compensation	1,093	1,479
Loss on disposal of other property, equipment and subsidiary	96	174
Other expense	448	174
Changes in operating assets and liabilities
Accounts receivable	444	(8,366)
Prepaid expenses and other assets	144	(405)
Derivative premiums	(1,414)	—
Accounts payable and proceeds due others	(6,200)	11,250
Accrued liabilities and other	(18,046)	(2,843)
Restricted cash	16,000	—
Income taxes payable	(207)	(237)
Asset retirement obligations	(181)	(309)

Total adjustments	66,813	47,976

Net cash provided by operating activities	16,914	41,591
INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(17,746)	(37,434)
Proceeds from sales of oil and natural gas properties	213	295
Payments for other property and equipment	(363)	(504)
Proceeds from sales of other property and equipment	433	19
Proceeds from sale of subsidiary, net of cash	—	308
Payments of merger costs	—	35

Net cash used in investing activities	(17,463)	(37,281)

FINANCING ACTIVITIES:
Payments on long-term debt	(13,081)	(134,924)
Proceeds from borrowings on long-term debt	18,000	54,226
Payments for deferred loan costs	(2,324)	(30)
Stock repurchased	(6)	(70)
Warrants exercised	—	86,614

Net cash provided by financing activities	2,589	5,816

INCREASE IN CASH AND CASH EQUIVALENTS	2,040	10,126
CASH AND CASH EQUIVALENTS, beginning of period	164	6,873

CASH AND CASH EQUIVALENTS, end of period	$2,204	$16,999

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$270	$277

Cash paid for interest	$6,788	$16,335

DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations	$984	$516

Payment-in-kind interest	$43	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Notes to unaudited condensed consolidated financial statements

A –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION
1.	Basis of Financial Statements
          The accompanying unaudited condensed consolidated financial statements present the financial position at June 30, 2009 and December 31, 2008 and the results of operations and cash flows for the three and six month periods ended June 30, 2009 and 2008 of RAM Energy Resources, Inc. and its subsidiaries (the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. Reference is made to the Company’s consolidated financial statements for the year ended December 31, 2008, for an expanded discussion of the Company’s financial disclosures and accounting policies.
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
          Basic earnings (loss) per share are computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if unvested restricted stock awards became totally vested, calculated using the treasury stock method. Potential common shares in the diluted loss per share are excluded for the periods presented as their effect would be anti-dilutive. A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share is as follows for the three and six months ended June 30 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net loss	$(11,806)	$(5,862)	$(49,899)	$(6,385)

Weighted average shares - basic	74,696,028	69,198,767	75,986,262	64,190,725
Dilutive effect of unvested stock grants	–	–	–	-
Dilutive effect of warrants	-	-	-	-

Weighted average shares - dilutive	74,696,028	69,198,767	75,986,262	64,190,725

Basic loss per share	$(0.16)	$(0.08)	$(0.66)	$(0.10)

Diluted loss per share	$(0.16)	$(0.08)	$(0.66)	$(0.10)

5.	Subsequent Events
          The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued. The Company evaluated such events and transactions through August 6, 2009 when the financial statements were filed electronically with the Securities and Exchange Commission.
6.	New Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), which significantly changes the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted SFAS 141(R) on January 1, 2009. The adoption of this pronouncement will have an impact on the accounting for any future acquisitions.
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
          In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. FSP SFAS 107-1 and APB 28-1 was adopted effective for the second quarter of 2009 and did not impact the Company’s financial position or results of operations.
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. SFAS 165 is effective for fiscal years and interim periods after June 15, 2009. The Company adopted this standard in the second quarter of 2009. The adoption of this pronouncement did not impact the Company’s financial position or results of operations.
          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of

Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification TM (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our financial position or results of operations.
          On December 31, 2008, the Securities and Exchange Commission (“SEC”) issued Release No. 33-8995, “Modernization of Oil and Gas Reporting”, which revises disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for oil and gas reserves, the new rules change the requirements for determining oil and gas reserve quantities. These rules permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit. The new rules also require that oil and gas reserves be reported and the full cost ceiling limitation be calculated using a twelve-month average price rather than period-end prices. The new rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The new rules may not be applied to quarterly reports prior to the first annual report in which the revised disclosures are required. The Company plans to implement the new requirements in its Annual Report on Form 10-K for the year ending December 31, 2009. The Company is currently evaluating the impact of this new rule on its consolidated financial statements and related disclosures.

B –	PROPERTIES AND EQUIPMENT
          Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the Ceiling Limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the Ceiling Limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. At March 31, 2009, the net book value of the Company’s oil and natural gas properties exceeded the Ceiling Limitation resulting in a reduction in the carrying value of the Company’s oil and natural gas properties of $58.9 million. The after-tax effect of this reduction was $37.5 million. At June 30, 2009 the net book value of the Company’s oil and natural gas properties did not exceed the Ceiling Limitation.

C –	LONG-TERM DEBT
          Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Credit facility	$255,430	$250,387
Installment loan agreements	229	309

	255,659	250,696
Less amount due within one year	145	160

	$255,514	$250,536

Credit Facility
          In November 2007, in conjunction with the Company’s Ascent acquisition, the Company entered into a new $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf of other institutional lenders. The facility includes a $250.0 million revolving credit facility and a $200.0 million term loan facility and an additional $50.0 million available under the term loan as requested by the Company and approved by the lenders. The initial amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility initially was set at $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the facility were used to refinance

RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and initially bore interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. The term loan provides for payments of interest only during its five-year term, with the initial interest rate being LIBOR plus 7.5%. The $175.0 million borrowing base under the revolver was reaffirmed in April 2009.
          Advances under the facility are secured by liens on substantially all properties and assets of the Company and its subsidiaries. The loan agreement contains representations, warranties and covenants customary in transactions of this nature, including financial covenants relating to current ratio, minimum interest coverage ratio, maximum leverage ratio and a required ratio of asset value to total indebtedness. The Company is required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of the Company’s projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. During May 2008, the Company reduced its outstanding balance on the term facility by $86.6 million out of the net proceeds received by the Company upon the exercise of 17,617,331 warrants to acquire the Company’s common stock. See Note D.
          On June 26, 2009, the Company entered into the Second Amendment to the credit facility. The Second Amendment amends certain definitions and certain financial and negative covenant terms providing greater flexibility for the Company through the remaining term of the facility. Additionally, the Second Amendment increased the interest rates applicable to borrowings under both the revolver and the term loan. Advances under the revolver will bear interest at LIBOR, with a minimum LIBOR rate, or “floor,” of 1.5%, plus a margin ranging from 2.25% to 3.0% based on a percentage of usage. The term loan will bear interest at LIBOR, also with a floor of 1.5%, plus a margin of 8.5%, and an additional 2.75% of payment-in-kind interest that will be added to the term loan principal balance on a monthly basis and paid at maturity. The Company was in compliance with all of the financial covenants under the credit facility at June 30, 2009. At June 30, 2009, $142.0 million was outstanding under the revolving credit facility and $113.4 million was outstanding under the term facility.

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
          The Company had outstanding options to purchase up to 275,000 units at any time on or prior to May 11, 2009 at an exercise price of $9.90 per unit, with each unit consisting of one share of the Company’s common stock and two warrants. All of the unit purchase options expired unexercised.

E –	COMMITMENTS AND CONTINGENCIES
          Sacket v. Great Plains Pipeline Company, et al. In April 2002, a lawsuit was filed in the District Court for Woods County, Oklahoma against RAM Energy, Inc., certain of its subsidiaries and various other individuals and unrelated companies, by a lessor of certain oil and gas leases from which production was sold to a gathering system owned and operated by Magic Circle Energy Corporation (Magic Circle) or its wholly-owned subsidiary, Carmen Field Limited Partnership (CFLP). The lawsuit was filed as a class action on behalf of all royalty owners under leases owned by any of the defendants during the period Magic Circle or CFLP owned and operated the gathering system. The petition claimed that additional royalties were due because Magic Circle and CFLP resold oil and gas purchased at the wellhead for an amount in excess of the price upon which royalty payments were based and paid no royalties on natural gas liquids extracted from the gas at plants downstream of the system. Other allegations included under-measurement of oil and gas at the wellhead by Magic Circle and CFLP, failure to pay royalties on take or pay settlement proceeds, failure to properly report deductions for post-production costs in accordance with Oklahoma’s check stub law and related tort and contract claims.
          On September 18, 2008, RAM Energy, together with the other defendants in the lawsuit, entered into a settlement agreement with the plaintiff, individually and as representative of the putative class, pursuant to which the defendants agreed to pay an aggregate $25.0 million in settlement of the lawsuit. RAM Energy and its subsidiaries agreed to pay $16.0 million of the settlement amount, with the unrelated third party defendants paying the remaining $9.0 million. On March 5, 2009, following a hearing at which the Court received evidence concerning the fairness of the proposed settlement to the plaintiff class, the Court entered an order approving the settlement and the related plan of allocation and distribution of the settlement fund. The judgment became final on April 6, 2009 and the settlement proceeds were thereafter distributed in accordance with the plan of allocation and distribution.

          In conjunction with the Company’s May 8, 2006 acquisition of RAM Energy, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of the Company’s common stock to secure their potential indemnity obligations to the Company, including any loss the Company might sustain in the Sacket litigation. Pursuant to the terms of the escrow agreement, at such time as a claim against the escrow matured for payment, the former stockholders of RAM Energy had the option of substituting cash for all or a portion of their escrowed shares, based on the average closing price of the Company common stock for the ten trading days ending on the last trading day prior to the date the Company’s indemnity claim against the escrow was paid (defined as “Fair Market Value”), in which event the escrowed shares for which cash was substituted should be delivered to the stockholders and the cash paid to the Company out of escrow. On April 7, 2009, the Company made a claim against the escrow for all of the escrowed shares. Also on April 7, 2009, the former stockholders of RAM Energy notified the escrow agent that they would substitute cash, at a Fair Market Value of $0.74 per share, for a total of 316,190 shares of their Company common stock held in escrow.
          On April 8, 2009, the escrow agent initiated the transfer to the Company, in satisfaction of the indemnification obligation of the former RAM stockholders, of a total of 2,883,810 shares of Company common stock and $0.2 million in cash, less the fees and expenses of the escrow agent. The shares of common stock received by the Company were recorded as treasury shares.
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
          Rathborne Land Company, et al., v. Ascent Energy Inc., et al. Ascent Energy Inc. and its Ascent Energy Louisiana, LLC subsidiary were sued for lease cancellation and damages for failure to explore and develop the plaintiff’s lease. By Opinion dated December 31, 2008, the court found in favor of the plaintiff and against the defendants. On June 1, 2009, the court entered judgment against the defendants in the amount of $4.6 million and shortly thereafter the Company filed an appeal with the United States Court of Appeals for the Fifth Circuit. The Company also filed a motion to stay the judgment pending final disposition on appeal and to permit the posting of a cash bond as security for the stay, which motion was granted by the court.
          In conjunction with the Company’s November 29, 2007 acquisition of Ascent, the former stockholders and note holders of Ascent deposited $20.0 million in escrow to secure their obligation to indemnify the Company with respect to certain liabilities and obligations of Ascent, including any loss, cost, liability or expense incurred by the Company in connection with this and other pending litigation, subject to a sharing arrangement. After giving effect to such sharing arrangement with respect to previously settled litigation, the Company and the former Ascent owners will share equally the first $1.8 million of any losses attributable to this lawsuit and the former Ascent owners, out of the escrow, will bear the remaining portion of any loss so incurred, up to the remaining balance in the escrow fund. On June 18, 2009, the defendants arranged for the posting of a cash security bond with the registry of the trial court in the amount of $5.5 million, being 120% of the amount of the judgment, as required by court rule. By agreement with the representative of the former Ascent stockholders and note holders, the Company posted the sum of $0.9 million toward the security deposit and the remaining sum of $4.6 million was posted out of the escrow fund. All remaining funds in the escrow account, less the sum of approximately $0.2 million (which was retained in the escrow account to cover additional and incidental fees and expenses related to the Rathborne litigation), were distributed to the Ascent stockholders and note holders per the terms of the escrow agreement. During the fourth quarter of 2008, the Company recorded a contingent liability of $0.9 million related to this litigation.
          The Company is also involved in other legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

F –	FAIR VALUE MEASUREMENTS
          Effective January 1, 2008, the Company prospectively adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for financial assets and financial liabilities reported or disclosed at fair value.
          SFAS 157 refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. As of June 30, 2009, the fair value measurement of the Company’s net derivative assets was $1.3 million, based on Level 2 criteria. See Note G.
          At June 30, 2009, the carrying value of cash, receivables and payables reflected in our financials approximates fair value due to their short-term nature. Additionally, the carrying value of our long-term debt, under the credit facility, approximates fair value because the credit facility carries a variable interest rate based on market interest rates. See Note C for discussion of long-term debt.

G –	DERIVATIVE CONTRACTS
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
          The Company’s derivative positions at June 30, 2009, consisting of put/call “collars” and put options, also called “bare floors” as they provide a floor price without a corresponding ceiling, are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (MMbtu)
	Floors		Ceilings		Floors		Ceilings
	per day	Price	per day	Price	per day	Price	per day	Price
Collars
2009	1,334	$60.00	1,334	$79.59	10,995	$4.55	10,995	$10.12
2010	1,503	$53.74	1,503	$80.57	5,288	$5.00	5,288	$9.23

	Bare Floors				Bare Floors
Year	per day	Price			per day	Price
2009	1,666	$69.00			-	-
2010	1,121	$64.84			4,616	$4.36
          Both crude oil and natural gas floors and ceilings for 2009 cover July through December. Crude oil bare floors for 2009 cover July through December. Crude oil floors and ceilings for 2010 cover January through December, and crude oil bare floors for 2010 cover January through March and July through December. Natural gas floors and ceilings for 2010 cover January through June and November and December, and natural gas bare floors for 2010 cover April through October.
          The Company estimates the fair value of its derivative instruments based on published forward commodity price curves as of the date of the estimate, less discounts to recognize present values. For the year ended December 31, 2008 and subsequent periods, the Company estimated the fair value of its derivatives using a pricing model which also considered market volatility, counterparty credit risk and additional criteria in determining discount rates. See Note F. For the year ended December 31, 2008 and subsequent periods the discount rate used in the discounted cash flow projections was based on published LIBOR rates, Eurodollar futures rates and interest swap rates. The counterparty credit risk was determined by calculating the difference between the derivative counterparty’s bond rate and published bond rates.
          Gross fair values of our derivative instruments, prior to netting of assets and liabilities subject to a master netting arrangement, as of June 30, 2009 and the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

CONSOLIDATED BALANCE SHEETS

		Fair Value
		As of
		June 30,
Gross Assets and Liabilities	Balance Sheet Location	2009
Current Assets – Derivative assets	Current Assets - Derivative assets	$4,592
Other Assets – Derivative assets	Long-Term Liabilities - Derivative liabilities	557
Current Liabilities – Derivative liabilities	Current Assets - Derivative assets	(1,541)
Long-Term Liabilities – Derivative liabilities	Long-Term Liabilities - Derivative liabilities	(2,289)

Total Derivatives Not Designated as Hedging Instruments		$1,319

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
Location	2009	2008	2009	2008
Revenue – Unrealized losses on derivatives	$(23,795)	$(33,808)	$(24,802)	$(39,067)
Revenue – Realized gains (losses) on derivatives	$10,671	$(7,218)	$18,549	$(9,536)
H – SHARE-BASED COMPENSATION
          The Company accounts for share-based payment accruals under SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006.
          On May 8, 2006, the Company’s stockholders approved its 2006 Long-Term Incentive Plan (the “Plan”). The Company reserved a maximum of 2,400,000 shares of its common stock for issuances under the Plan. The Plan includes a provision that, at the request of a grantee, the Company may repurchase shares to satisfy the grantee’s federal and state income tax withholding requirements. All repurchased shares will be held by the Company as treasury stock. On May 8, 2008, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2,400,000 to 6,000,000. As of June 30, 2009, a maximum of 2,534,426 shares of common stock remained reserved for issuance under the Plan.
          As of June 30, 2009, the Company had $5.5 million of unrecognized compensation cost related to non-vested, share-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of three years. The related compensation expense recognized during the three and six months ended June 30, 2009 was $0.6 million and $1.1 million, respectively, and during the three and six months ended June 30, 2008 was $0.9 million and $1.5 million, respectively.

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
Principal Properties
          Our oil and natural gas assets are characterized by a combination of conventional and unconventional reserves and prospects. We have conventional reserves and production in three main onshore locations:
•	South Texas—Starr, Wharton and Duval Counties, Texas (Developing Fields);

•	Electra/Burkburnett—Wichita and Wilbarger Counties, Texas (Mature Oil Fields); and

•	Pontotoc County, Oklahoma (Mature Oil Field).
          Our unconventional reserves and prospects are primarily shale plays in the following areas:
•	North Texas Barnett Shale—Jack and Wise Counties, Texas. This is our Tier 1 Barnett shale acreage where we own interests in approximately 27,018 gross (6,594 net) acres (Developing Field);

•	Appalachian Devonian Shale—Cabell and Mason Counties, West Virginia. We own leasehold interests in approximately 60,969 gross (49,756 net) acres (Developing Field); and

•	North Texas Barnett Shale—Bosque and Hamilton Counties, Texas. We own interests in approximately 8,963 gross (7,187 net) acres in this emerging Tier 2 region of the North Texas Barnett shale play (Developing Field).

Net Production, Unit Prices and Costs
          The following table presents certain information with respect to our oil and natural gas production, and prices and costs attributable to all oil and natural gas properties owned by us, for the three and six months ended June 30, 2009. Average realized prices reflect the actual realized prices received by us, before and after giving effect to the results of our derivative contract settlements. Our derivative activities are financial, and our production of oil, natural gas liquids, or NGLs, and natural gas, and the average realized prices we receive from our production, are not affected by our derivative arrangements.

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
Production volumes:
Oil (MBbls)	290	580
NGLs (MBbls)	96	199
Natural gas (MMcf)	1,603	3,170
Total (Mboe)	652	1,308

Average sale prices received:
Oil (per Bbl)	$55.98	$47.35
NGLs (per Bbl)	$24.96	$20.74
Natural gas (per Mcf)	$3.06	$3.46
Total per Boe	$36.03	$32.54

Cash effect of derivative contracts:
Oil (per Bbl)	$6.19	$10.59
NGLs (per Bbl)	$0.00	$0.00
Natural gas (per Mcf)	$5.54	$3.91
Total per Boe	$16.37	$14.18

Average prices computed after cash effect of settlement of derivative contracts:
Oil (per Bbl)	$62.17	$57.94
NGLs (per Bbl)	$24.96	$20.74
Natural gas (per Mcf)	$8.60	$7.37
Total per Boe	$52.40	$46.72

Cash expenses (per Boe):
Oil and natural gas production taxes	$1.42	$1.38
Oil and natural gas production expenses	$13.99	$14.68
General and administrative	$5.74	$6.19
Cash interest	$5.12	$5.19
Cash taxes	$0.19	$0.21

Total per Boe	$26.46	$27.65

Cash flow per Boe	$25.94	$19.07

Acquisition, Development and Exploration Capital Expenditures
          The following table presents information regarding our net costs incurred in our acquisitions of proved and unproved properties, and our development and exploration activities during the three and six months ended June 30, 2009 (in thousands):

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009

Development and exploratory costs	$4,317	$16,779
Proved property acquisition costs	171	967
Unproved property acquisition costs	—	—

Total costs incurred	$4,488	$17,746

          During the quarter ended June 30, 2009, we participated in the drilling of six gross (six net) development wells. All wells were completed and capable of commercial production. In addition, we finalized the completion of two gross (two net) wells drilled in the previous period. Two gross (0.2 net) wells drilled during the first quarter were waiting on completion at June 30, 2009. Recompletion activities accounted for approximately $2.0 million of our development costs during the quarter.
Results of Operations
Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008
          Oil and natural gas sales decreased $34.1 million, or 59%, to $23.5 million for the three months ended June 30, 2009 as compared to $57.6 million for the same period in 2008. This decrease was driven by commodity price decreases, which decreased 60% for the three months ended June 30, 2009 as compared to the same period last year. Production volumes improved 1% as compared to the same period last year. The increase is due to production volumes from wells drilled and recompleted since the quarter ended June 30, 2008.
          The following table summarizes our oil and natural gas production volumes, average sales prices (without regard to derivative contract settlements) and period to period comparisons for the periods indicated:

				Mature	Mature
	Developing Fields			Oil Fields*	Natural Gas Fields
Three Months Ended June 30, 2009	South Texas	Barnett Shale	Appalachia	Various	Various	Total

Aggregate Net Production
Oil (MBbls)	14	2	1	242	31	290
NGLs (MBbls)	28	27	—	22	19	96
Natural Gas (MMcf)	502	171	22	277	631	1,603

MBoe	125	57	4	310	156	652

Three Months Ended June 30, 2008
Aggregate Net Production
Oil (MBbls)	11	1	—	237	51	300
NGLs (MBbls)	32	14	—	22	18	86
Natural Gas (MMcf)	704	78	5	187	570	1,544

MBoe	161	27	1	290	165	644

Change in MBoe	(36)	30	3	20	(9)	8
Percentage Change in MBoe	-22.4%	111.1%	300.0%	6.9%	-5.5%	1.2%
* Includes Electra/Burkburnett, Allen/Fitts and Layton fields.

	Three months ended
	June 30,
	2009	2008	Decrease

Average sale prices:
Oil (per Bbl)	$55.98	$123.15	-54.5%
NGL (per Bbl)	$24.96	$60.58	-58.8%
Natural gas (per Mcf)	$3.06	$9.94	-69.2%
Per Boe	$36.03	$89.39	-59.7%
          We were successful in increasing production levels by 1% although capital expenditures were less than the same period last year. During the second quarter of 2009, we elected not to aggressively drill for natural gas due to low commodity prices. The production growth from our mature oil fields and Barnett Shale leasehold totaled 50 MBoe and offset the decline in production volumes in our developing fields of South Texas and other mature natural gas fields. Production from our natural gas fields reflected typical reserve depletion absent new drilling. All of the six gross (six net) wells drilled during the second quarter were oil wells.
          The average realized sales prices decreased substantially for the three months ended June 30, 2009 as compared to the same period in 2008. The average realized sales price for oil was $55.98 per barrel for the three months ended June 30, 2009, a decrease of 55%, compared to $123.15 per barrel for the same period in 2008. The average realized sales price for NGLs was $24.96 for the three months ended June 30, 2009, a decrease of 59%, compared to $60.58 per barrel for the same period in 2008. The average realized sales price for natural gas was $3.06 per Mcf for the three months ended June 30, 2009, a decrease of 69%, compared to $9.94 per Mcf for the same period in 2008.
          Realized and Unrealized Gain (Loss) from Derivatives. For the quarter ended June 30, 2009, our loss from derivatives was $13.1 million, compared to a loss of $41.0 million for the quarter ended June 30, 2008. Our gains and losses during these periods were the net result of recording actual contract settlements, the premiums for our derivative contracts, and unrealized losses attributable to mark-to-market values of our derivative contracts at the end of the periods. Contributing to the increase in realized gains in the 2009 period was the sale of natural gas contracts during the second quarter of 2009.

	Three months ended June 30,
	2009	2008
	(in thousands)
Contract settlements and premium costs:
Oil	$1,795	$(5,825)
Natural gas	8,876	(1,393)

Realized gains (losses)	10,671	(7,218)
Mark-to-market losses:
Oil	(14,114)	(28,264)
Natural gas	(9,681)	(5,544)

Unrealized losses	(23,795)	(33,808)

Realized and unrealized gains (losses)	$(13,124)	$(41,026)

          Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $0.9 million for the quarter ended June 30, 2009, compared to $3.3 million for the comparable quarter of the previous year. Production taxes vary by state. Most are based on realized prices at the wellhead, while Louisiana production taxes are based on volumes for natural gas and values for oil. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. The decrease was due to a significant reduction in oil and natural gas revenues for the quarter ended June 30, 2009 compared to the same period during 2008. Additionally, retroactive severance tax refunds were granted during the second quarter of 2009. As a percentage of oil and natural gas sales, our oil and natural gas production taxes decreased to 3.9% for the quarter ended June 30, 2009, as compared to 5.8% for the quarter ended June 30, 2008.
          Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $9.1 million for the quarter ended June 30, 2009, a decrease of $0.4 million, or 4%, from the $9.5 million for the quarter ended June 30, 2008. The decrease was due primarily to decreased utilities and well service costs, which were partially offset by workover costs of a non-recurring nature. For the quarter ended June 30, 2009, our oil and natural gas production expense was $13.99 per Boe compared to $14.69 per Boe for the quarter ended June 30, 2008, a decrease of 5%. As a percentage of oil and natural gas sales, oil and natural gas production expense was 39% for the quarter ended June 30, 2009, as compared to 16% for the quarter ended June 30, 2008. This increase results from a significant drop in average sales prices per Boe, from $89.39 in 2008 to $36.03 in 2009, a 60% decrease.
          Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $3.6 million, or 32%,

for the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008. On an equivalent basis, our amortization of the full-cost pool of $7.3 million was $11.21 per Boe for the quarter ended June 30, 2009, a decrease per Boe of 34% compared to $11.0 million, or $17.02 per Boe for the quarter ended June 30, 2008. This rate decrease per Boe resulted from lower capitalized costs subsequent to the asset impairment writedowns in the fourth quarter of 2008 and the first quarter of 2009. The rate decrease was partially offset by a rate increase resulting from a decrease in our net quantities of proved reserves of oil and natural gas.
          Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $0.5 million for the quarter ended June 30, 2009, unchanged from the quarter ended June 30, 2008.
          Share-Based Compensation. From time to time, our Board of Directors grants restricted stock awards under our 2006 Long-Term Incentive Plan. Each of these grants vests in equal increments over the vesting period provided for the particular award. All currently unvested awards provide for vesting periods of from one to five years. The share-based compensation expense attributable to these grants is calculated using the closing price per share on each of the grant dates and will be recognized over their respective vesting periods. For the quarter ended June 30, 2009, we recognized a total of $0.6 million share-based compensation expense, compared to $0.9 million from the quarter ended June 30, 2008. This decrease is primarily a result of the accelerated vesting of restricted stock grants to John Cox, our Senior Vice President, who passed away in March 2008.
          General and Administrative Expense. For the quarter ended June 30, 2009, our general and administrative expense was $3.7 million, compared to $5.5 million for the quarter ended June 30, 2008, a decrease of $1.8 million, or 32%. The decrease results from lower employee related costs, primarily due to a reduction of estimated bonuses, as well as lower professional fees in the 2009 period.
          Interest Expense. We recorded interest expense of $3.6 million for the quarter ended June 30, 2009 as compared to $6.2 million for the second quarter of the previous year. The decrease in interest expense was due to lower debt balances and lower effective interest rates. Our debt was lower in the 2009 period because in the second quarter of 2008, we used $86.6 million in realized net proceeds from the exercise of 17,617,331 warrants in May 2008 to pay down our term loan facility, and $9.4 million in cash to pay down our revolver. Our blended interest rate was 5.7% in the second quarter of 2009 compared to 11.3% in the 2008 period. As a result of this paydown and declining interest rates, our interest expense decreased by $2.6 million in the second quarter of 2009 compared to the second quarter of 2008.
          Income Taxes. For the three months ended June 30, 2009, we recorded an income tax benefit of $3.9 million, on a pre-tax loss of $15.7 million. For the quarter ended June 30, 2008, we recorded an income tax benefit of $14.8 million, on a pre-tax loss of $20.7 million, including a $7.0 million benefit by reversing an uncertain tax position and related accrued interest. The effective tax rate for the three months ended June 30, 2009 was 25% compared to an effective tax rate of 38%, excluding the reversal of the uncertain tax position, for the three months ended June 30, 2008.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
          Oil and natural gas sales decreased $58.5 million, or 58% to $42.6 million for the six months ended June 30, 2009 as compared to $101.1 million for the same period in 2008. This decrease was driven by commodity price decreases, which decreased 60% for the six months ended June 30, 2009 as compared to the same period last year. Production volumes increased 4% for the six months ended June 30, 2009 as compared to the same period last year. Contributing to this production increase was a 116% increase in Barnett Shale production and a 6% increase in production from our mature oil fields. Offsetting our oil and natural gas sales were derivative losses of $6.3 million for the six months ended June 30, 2009.

          The following table summarizes our oil and natural gas production volumes, average sales prices (without regard to derivative contract settlements) and period to period comparisons, including the effect on our oil and natural gas sales, for the periods indicated:

				Mature	Mature
	Developing Fields			Oil Fields*	Natural Gas Fields
Six Months Ended June 30, 2009	South Texas	Barnett Shale	Appalachia	Various	Various	Total

Aggregate Net Production
Oil (MBbls)	33	4	1	493	49	580
NGLs (MBbls)	56	62	-	42	39	199
Natural Gas (MMcf)	1,022	409	45	395	1,299	3,170

MBoe	260	134	8	601	305	1,308

Six Months Ended June 30, 2008
Aggregate Net Production
Oil (MBbls)	21	2	-	470	105	598
NGLs (MBbls)	52	31	-	40	37	160
Natural Gas (MMcf)	1,308	177	10	353	1,138	2,986

MBoe	292	62	2	569	331	1,256

Change in MBoe	(32)	72	6	32	(26)	52
Percentage Change in MBoe	-11.0%	116.1%	300.0%	5.6%	-7.9%	4.1%

* Includes Electra/Burkburnett, Allen/Fitts and Layton fields.

	Six months ended
	June 30,
	2009	2008	Decrease
Average sale prices:
Oil (per Bbl)	$47.35	$109.72	-56.8%
NGLs (per Bbl)	$20.74	$57.66	-64.0%
Natural gas (per Mcf)	$3.46	$8.78	-60.6%
Per Boe	$32.54	$80.50	-59.6%
          Production levels increased 4% for the six months ended June 30, 2009 as compared to the same period last year. Drilling activity in our mature oil fields and on our Barnett Shale leasehold increased the equivalent production volumes by 104 MBoe. These volumes offset the 32 MBoe reduction in produced volumes in our developing fields of South Texas and loss of 26 Mboe in our mature natural gas fields. Production volumes in our natural gas fields reflected typical reserve depletion absent significant new drilling.
          The average realized sales prices decreased substantially for the six months ended June 30, 2009 as compared to the same period in 2008. The average realized sales price for oil was $47.35 per barrel for the six months ended June 30, 2009, a decrease of 57%, compared to $109.72 per barrel for the same period in 2008. The average realized sales price for NGLs was $20.74 for the six months ended June 30, 2009, a decrease of 64%, compared to $57.66 per barrel for the same period in 2008. The average realized sales price for natural gas was $3.46 per Mcf for the six months ended June 30, 2009, a decrease of 61%, compared to $8.78 per Mcf for the same period in 2008.

          Realized and Unrealized Gain (Loss) from Derivatives. For the six months ended June 30, 2009, our loss from derivatives was $6.3 million compared to a loss of $48.6 million for the six months ended June 30, 2008. Our gains and losses during these periods were the net result of recording actual contract settlements, the premiums for our derivative contracts, and unrealized losses attributable to mark-to-market values of our derivative contracts at the end of the periods. Contributing to the increase in realized gains for the six months ended June 30, 2009 was the sale of natural gas contracts during the second quarter of 2009.

	Six months ended June 30,
	2009	2008
	(in thousands)
Contract settlements and premium costs:
Oil	$6,140	$(8,143)
Natural gas	12,409	(1,393)

Realized gains (losses)	18,549	(9,536)
Mark-to-market losses:
Oil	(19,211)	(32,716)
Natural gas	(5,591)	(6,351)

Unrealized losses	(24,802)	(39,067)

Realized and unrealized gains (losses)	$(6,253)	$(48,603)

          Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $1.8 million for the six months ended June 30, 2009, compared to $5.8 million for the comparable six months of the previous year. Production taxes vary by state. Most are based on realized prices at the wellhead, while Louisiana production tax is based on volumes for natural gas and value for oil. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. The decrease was due to a significant decrease in oil and natural gas revenues and retroactive severance tax refunds granted during the six months ended June 30, 2009. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 4.2% for the six months ended June 30, 2009, compared to 5.7% for the six months ended June 30, 2008.
          Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $19.2 million for the six months ended June 30, 2009, an increase of $0.4 million, or 2.3%, from the $18.8 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, our oil and natural gas production expense was $14.68 per Boe compared to $14.96 per Boe for the six months ended June 30, 2008, a decrease of 2%. As a percentage of oil and natural gas sales, oil and natural gas production expense was 45% for the six months ended June 30, 2009, as compared to 19% for the six months ended June 30, 2008. This increase results from a significant drop in average sales prices per Boe, from $80.50 in 2008 to $32.54 in 2009, a 60% decrease.
          Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $5.3 million, or 24%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease was a result of a lower depletion rate per Boe, partially offset by an increase in production. On an equivalent basis, our amortization of the full-cost pool of $16.0 million was $12.24 per Boe for the six months ended June 30, 2009, a decrease per Boe of 28% compared to $21.3 million, or $16.98 per Boe for the six months ended June 30, 2008. This rate decrease per Boe resulted from lower capitalized costs subsequent to the asset impairment writedowns in the fourth quarter of 2008 and the first quarter of 2009. The rate decrease was partially offset by a rate increase resulting from a decrease in our net quantities of proved reserves of oil and natural gas.
          Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $0.9 million for the six months ended June 30, 2009, compared to $1.1 million for the first six months in 2008.
          Impairment Charge. We incurred a $58.9 million impairment of the carrying value of our oil and gas properties during the first six months of 2009. The impairment of our oil and gas properties was solely due to a reduction in the tax effected estimated present value of future net revenues, caused by the dramatic decline in commodity prices, from our proved oil and gas reserves between December 31, 2008 and March 31, 2009. We incurred no impairment in the second quarter of 2009.
          Share-Based Compensation. From time to time, our Board of Directors grants restricted stock awards under our 2006 Long-Term Incentive Plan. Each of these grants vests in equal increments over the vesting period provided for the particular award. All currently unvested awards provide for vesting periods of from one to five years. The share-based compensation on these grants was calculated using the closing price per share on each of the grant dates and the total share-based compensation on all these grants will be recognized over their respective vesting periods. For the six months ended June 30, 2009, we recognized a total of $1.1 million share-based compensation compared to $1.5 million for the six months ended June 30, 2008. This decrease is a result of the accelerated vesting of restricted stock grants to John Cox, our Senior Vice President, who passed away in March 2008.
          General and Administrative Expense. For the six months ended June 30, 2009, our general and administrative expense was $8.1 million, compared to $11.1 million for the six months ended June 30, 2008, a decrease of $3.0 million, or 27%. The decrease results from lower employee related costs, primarily due to a reduction of estimated bonuses, as well as lower professional fees in the 2009 period.
          Other Expense. For the six months ended June 30, 2009, other expense was $0.5 million compared to $0.4 million for the six months ended June 30, 2008. We recorded a charge to other expense of $0.4 million for expense related to settlement of litigation. In September 2008, we entered into an agreement pursuant to which we agreed to pay $16.0 million in settlement of a pending class action lawsuit. We placed that amount in escrow in October 2008 in anticipation of a final court approved settlement in the second quarter of 2009. In conjunction with our May 8, 2006 acquisition of RAM Energy, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of their common stock to secure their potential indemnity obligations to us, including any loss we might sustain in this litigation or through an agreed settlement. At December 31, 2008, we recorded a contingent liability of $16.0 million for the settlement and a receivable of $2.8 million representing the market value of the escrow shares based on the closing price of $0.88 per share on December 31, 2008. On March 5, 2009, the court approved the settlement and on April 6, 2009, the settlement became final. The $0.4 million charge to other expense in the first quarter of 2009 represents the adjustment to fair market value of the escrowed shares on the final settlement date of $0.74 per share.
          Interest Expense. We recorded interest expense of $7.2 million for the six months ended June 30, 2009, compared to $14.4 million incurred for the first six months of the previous year. The decrease in interest expense was due to lower debt balances and lower effective interest rates. Our debt was lower in the 2009 period because in the second quarter of 2008, we used $86.6 million in realized net proceeds from the exercise of 17,617,331 warrants in May 2008 to pay down the term facility, and $9.4 million in cash to pay down the revolver. Our blended interest rate was 5.7% in the second quarter of 2009 compared to 11.3% in the 2008 period. As a result of this paydown and declining interest rates, our interest expense decreased by $7.2 million for the six months ended June 30, 2009 compared to the same period in 2008.
          Income Taxes. For the six months ended June 30, 2009, we recorded an income tax benefit of $27.9 million, on a pre-tax loss of $77.8 million. For the six months ended June 30, 2008, our income tax benefit was $15.4 million, on a pre-tax loss of $21.8 million, including a $7.0 million benefit by reversing an uncertain tax position and related accrued interest. Excluding the first quarter 2009 ceiling test impairment of $58.9 million and the related tax benefit of $21.4 million, the effective tax rate was 35% for the first six months of 2009. Excluding the reversal of the uncertain tax position, the effective tax rate was 39% for the first six months of 2008.
Liquidity and Capital Resources
          As of June 30, 2009, we had cash and cash equivalents of $2.2 million, and $32.8 million was available under our revolving credit facility. At that date, we had $255.7 million of indebtedness outstanding, including $255.4 million under our credit facility and $0.3 million in other indebtedness. In addition, we had $0.2 million utilized by outstanding letters of credit. As of June 30, 2009, we had an accumulated deficit of $217.0 million and a working capital deficit of $2.5 million.
          Credit Facility. In November 2007, in conjunction with the Ascent acquisition, we entered into a $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf of other institutional lenders. The facility, which replaced our previous $300.0 million facility, includes a $250.0 million revolving credit facility, a $200.0 million term loan facility, and an additional $50.0 million available under the term loan as requested by us and approved by the lenders. The entire amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility at the closing was $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the facility were used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and initially bore interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. At June 30, 2009, the balance outstanding under our revolving credit facility was $142.0 million. The term loan portion of our credit facility provides for payments of interest only during its five-year term, with the initial interest rate being LIBOR plus 7.5%. The $175.0 million borrowing base under our revolving credit facility was reaffirmed in April 2009.
          Advances under our credit facility are secured by liens on substantially all of our properties and assets. The credit facility contains representations, warranties and covenants customary in transactions of this nature, including financial covenants relating to current ratio, minimum interest coverage ratio, maximum leverage ratio and a required ratio of asset value to total indebtedness.
          On June 26, 2009, we renegotiated certain terms of our credit facility to provide us greater flexibility in complying with certain of the financial covenants under the loan agreement. In exchange for the added flexibility afforded by these changes to the credit facility, we agreed to increase the base cash interest rate on both the revolving credit facility and the term loan credit facility by 1% per annum, establish a LIBOR floor of 1.5% and pay an additional 2.75% per annum of non-cash, payment-in-kind, or PIK, interest on the term portion of the facility. Accrued PIK interest will be added to the principal balance of the term loan on a monthly basis and paid at maturity.
          In May of 2008, we used $86.6 million in realized net proceeds from the exercise of 17,617,331 warrants to pay down the term facility to the existing level of $113.4 million. As a result of this paydown and declining interest rates, our interest expense decreased by $2.6 million in the second quarter of 2009 compared to the second quarter of 2008.
          Notwithstanding the recent amendments to our loan agreement, our ability to comply with the financial covenants in our credit facility may be affected by events beyond our control and, as a result, in future periods we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our credit facility. A default, if not cured or waived, could result in acceleration of all indebtedness outstanding under our credit facility. The accelerated debt would become immediately due and payable. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. At June 30, 2009, we were in compliance with all of the financial covenants under our credit facility; however, a continuing decline in oil and natural gas prices, or a prolonged period of lower oil and natural gas prices at current levels, could eventually result in our failing to meet certain of the financial covenants under our credit facility.
          We are required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of our projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. At June 30, 2009, our commodity hedging represented approximately 55% of our projected production volumes through December 31, 2011.
          Senior Notes. In February 1998, RAM Energy completed the sale of $115.0 million of 11.5% Senior Notes due 2008 in a public offering of which $28.4 million remained outstanding at December 31, 2007. These notes were retired at maturity on February 15, 2008 using proceeds from our revolving credit facility.
          Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net loss, adjustments to reconcile net loss to cash provided before changes in operating assets and liabilities, and changes in operating assets and liabilities. For the six months ended June 30, 2009, our net loss was $49.9 million, as compared with a net loss of $6.4 million for the six months ended June 30, 2008. Adjustments before changes in operating assets and liabilities (primarily non-cash items such as amortization and depreciation, asset impairment charge, unrealized losses on derivatives, and deferred income taxes) were $76.3 million for the six months ended June 30, 2009 compared to $48.9 million for the first six months of 2008, an increase of $27.4 million. Asset impairment charge, offset by deferred income taxes and unrealized losses on derivatives, caused most of this increase. Changes in operating assets and liabilities for the six months ended June 30, 2009 utilized $9.5 million of cash, compared with utilizing $0.9 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, in total, net cash provided by operating activities was $16.9 million compared to $41.6 million of net cash provided by operating activities for the first six months of the previous year.
          Cash Flow From Investing Activities. For the six months ended June 30, 2009, net cash used in our investing activities was $17.5 million, consisting of $18.1 million in payments for oil and gas properties and other equipment offset by $0.6 million in proceeds from sales of property and equipment. For the six months ended June 30, 2008, net cash used in our investing activities was $37.3 million.
          Cash Flow From Financing Activities. For the six months ended June 30, 2009, net cash provided in our financing activities was $2.6 million, compared to net cash provided of $5.8 million for the six months ended June 30, 2008. During the first six months of 2009, we received proceeds of $18.0 million from borrowings on long-term debt, which was offset by $13.1 million to reduce our long term debt, and $2.3 million in payments for deferred loan costs. During the six months of 2008, we used $135.0 million to reduce our long term debt. Other cash provided during the six months of 2008 included $54.2 million in additional long-term debt borrowings and $86.6 million in the exercise of outstanding warrants.

Capital Commitments
          During the six months ended June 30, 2009, we had capital expenditures of $17.7 million relating to our oil and gas operations, of which $16.7 million was allocated to development and exploratory costs, and $1.0 million was for acquisition costs.
          We initially established a non-acquisition capital expenditures budget for 2009 of from $40.0-$45.0 million; however, due to the approximately 40% decline in natural gas market prices since year end 2008 and the persistence of lower prices into the third quarter of 2009, we have revised to $30.0-$35.0 million our 2009 non-acquisition capital expenditures budget as follows:
•	geological, geophysical and seismic costs ($4.0 million);

•	developmental drilling and recompletions ($24.0-$29.0 million); and

•	exploratory drilling, including leasehold acquisitions ($2.0 million).
          In our revised 2009 non-acquisition capital budget, we have allocated $6.0-$8.0 million for drilling on our South Texas properties, $1.0-$2.0 million for our North Texas Barnett Shale, $5.0-$7.0 million for continued development of our Electra/Burkburnett area, $10.0 million for recompletion and production enhancement operations primarily in our Louisiana mature gas fields, and $2.0 million to our Pontotoc properties in Oklahoma.
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
          Current market conditions also elevate the concern over our cash deposits, which total approximately $2.2 million, and counterparty risks related to our trade credit. Our cash accounts and deposits with any financial institution that exceed the amount insured by the Federal Deposit Insurance Corporation are at risk in the event one of these financial institutions fail. We sell our crude oil, natural gas and NGLs to a variety of purchasers. Some of these parties are not as creditworthy as we are and may experience liquidity problems. Non-performance by a trade creditor could result in losses.

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
               Our long-term debt, as of June 30, 2009, is denominated in U.S. dollars. Our debt has been issued at variable rates, and as such, our interest expense could be impacted by interest rate shifts; however, under the recent amendment to our credit facility, which included a LIBOR floor rate of 1.5% per annum, unless LIBOR rates exceed 1.5% per annum, an increase in LIBOR rates will not affect the rate or amount of interest payable under the facility. If LIBOR rates increase to greater than 1.5% per annum, then the impact of a 100-basis point increase in LIBOR interest rates above such floor rate would result in an increase in interest expense of $2.6 million annually. Absent an increase in LIBOR rates to a rate in excess of 1.5% per annum, a decrease in LIBOR rates would not result in a decrease in our interest expense.
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
               During the quarter ended June 30, 2009, Shell Energy North America-US accounted for $26.4 million, or approximately 62% and Devon Energy Production Company accounted for $2.9 million, or approximately 7% of our revenue from the sales of oil and natural gas.
               To reduce exposure to fluctuations in oil and natural gas prices, to achieve more predictable cash flow, and as required by our lenders, we periodically utilize various derivative strategies to manage the price received for a portion of our future oil and natural gas production. We have not established derivatives in excess of our expected production.
               Our open derivative positions at June 30, 2009, consisting of put/call “collars” and put options, also called “bare floors” as they provide a floor price without a corresponding ceiling, are shown in the following table:

	Crude Oil (Bbls)				Natural Gas (Mmbtu)
	Floors		Ceilings		Floors		Ceilings
	Per Day	Price	Per Day	Price	Per Day	Price	Per Day	Price
Collars
2009	1,334	$60.00	1,334	$79.59	10,995	$4.55	10,995	$10.12
2010	1,503	$53.74	1,503	$80.57	5,288	$5.00	5,288	$9.23

	Bare Floors				Bare Floors
Year	Per Day	Price			Per Day	Price
2009	1,666	$69.00			0	$0.00
2010	1,121	$64.84			4,616	$4.36
               Both crude oil and natural gas floors and ceilings for 2009 cover July through December. Crude oil bare floors for 2009 cover July through December. Crude oil floors and ceilings for 2010 cover January through December, and crude oil bare floors for 2010 cover January through March and July through December. Natural gas floors and ceilings for 2010 cover January through June and November and December, and natural gas bare floors for 2010 cover April through October.

ITEM 4 – CONTROLS AND PROCEDURES
               Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2009. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.
               We did not effect any change in our internal controls over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
               On April 8, 2009, the escrow agent initiated the transfer to us, in satisfaction of the indemnification obligation of the former RAM stockholders, of a total of 2,883,810 shares of our common stock and $0.2 million in cash, less the fees and expenses of the escrow agent. The shares of common stock we received are held as treasury shares.
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
               In the litigation matter described in our Form 10-K styled Rathborne Land Company, et al., v. Ascent Energy Inc., et al., on June 1, 2009, the trial court entered judgment against two of our subsidiaries (former Ascent entities) in the amount of $4.6 million and shortly thereafter we filed an appeal with the United States Court of Appeals for the Fifth Circuit. We also filed a motion to stay the judgment pending final disposition on appeal and to permit the posting of a cash bond as security for the stay, which motion was granted by the court.
               In conjunction with our November 29, 2007 acquisition of Ascent, the former stockholders and note holders of Ascent deposited $20.0 million in escrow to secure their obligation to indemnify us with respect to certain liabilities and obligations of Ascent, including any loss, cost, liability or expense we might incur in connection with this and other pending litigation, subject to a sharing arrangement. After giving effect to such sharing arrangement with respect to previously settled litigation, we and the former Ascent owners will share equally the first $1.8 million of any losses attributable to this lawsuit and the former Ascent owners, out of the escrow, will bear the remaining portion of any loss so incurred, up to the remaining balance in the escrow fund. On June 18, 2009, we arranged for the posting of a cash security bond with the registry of the trial court in the amount of $5.5 million, being 120% of the amount of the judgment, as required by court rule. By agreement with the representative of the former Ascent stockholders and note holders, we posted the sum of $0.9 million toward the security deposit and the remaining sum of $4.6 million was posted out of the escrow fund. All remaining funds in the escrow account, less the sum of approximately $0.2 million (which was retained in the escrow account to cover additional and incidental fees and expenses related to this litigation), were distributed to the Ascent stockholders and note holders per the terms of the escrow agreement. During the fourth quarter of 2008, we recorded a contingent liability of $0.9 million related to this litigation.

ITEM 1A – RISK FACTORS
               Previously reported. Reference is made to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2008, for a discussion of the risk factors which are the known, material risks that could affect our business and our results of operations.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
               None.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
               None.
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2009 Annual Meeting of Stockholders was held May 5, 2009. At the meeting, the following items were submitted to a vote of the stockholders:
(a)	Election of Director. Mr. Gerald R. Marshall was reelected to serve as a director on our board of directors until the 2012 annual meeting of our stockholders. Mr. Marshall received 65,619,660 votes, or 99.7% of all votes cast by the holders of our common stock present in person or by proxy. Larry E. Lee, Sean P. Lane and John M. Reardon continue to serve as directors on our board of directors.

(b)	Ratification of Appointment of Independent Auditors. The ratification of the appointment of UHY LLP as our independent auditors for 2009 received 65,532,345 votes, or 99.6% of all votes cast by the holders of our common stock present in person or by proxy.
ITEM 5 – OTHER INFORMATION
               None.

ITEM 6 – EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(13) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Amended Specimen Warrant Certificate.	(12) [4.3]

4.4	Amended Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(12) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006. *	(9) [10.1]

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(17) [10.6.2]

10.6.3	Third Amendment to Employment Agreement of Larry E. Lee, dated December 30, 2008.*	(20) [10.6.3]

10.6.4	Fourth Amendment to Employment Agreement of Larry E. Lee dated March 24, 2009.*	(21) [10.6.4]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

10.12.1	First Amendment to RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(18) [Exhibit A]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(11) [10.14]

10.13.1	First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent, dated as of August 8, 2007.	(14) [10.13.1]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	(14) [10.15]

10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	(15) [2.1]

10.17	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.1]

10.17.1	First Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(22) [10.17.1]

10.17.2	Second Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(23) [10.17.2]

10.18	Description of Compensation Arrangement with G. Les Austin.*	(19) [10.18]

10.18.1	First Amendment to Employment Agreement of G. Les Austin, dated December 30, 2008.*	(20) [10.18.1]

10.19	Change in Control Separation Benefit Plan of RAM Energy Resources, Inc. and Participating Subsidiaries.*	(22) [10.19]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682) dated April 14, 2008, as the exhibit number indicated in the brackets and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to Registrant’s Form 8-K filed January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to Registrant’s Form 8-K filed March 25, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to Registrant’s Form 8-K filed July 2, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES
               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RAM ENERGY RESOURCES, INC.

August 6, 2009	By: /s/ Larry E. Lee
Name: Larry E. Lee
Title: Chairman, President and Chief Executive Officer

August 6, 2009	By: /s/ G. Les Austin
Name: G. Les Austin
Title: Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(13) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Amended Specimen Warrant Certificate.	(12) [4.3]

4.4	Amended Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(12) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006. *	(9) [10.1]

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(17) [10.6.2]

10.6.3	Third Amendment to Employment Agreement of Larry E. Lee, dated December 30, 2008.*	(20) [10.6.3]

10.6.4	Fourth Amendment to Employment Agreement of Larry E. Lee dated March 24, 2009.*	(21) [10.6.4]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

10.12.1	First Amendment to RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(18) [Exhibit A]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(11) [10.14]

10.13.1	First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent, dated as of August 8, 2007.	(14) [10.13.1]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	(14) [10.15]

10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	(15) [2.1]

10.17	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.1]

10.17.1	First Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(22) [10.17.1]

10.17.2	Second Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(23)[10.17.2]

10.18	Description of Compensation Arrangement with G. Les Austin.*	(19) [10.18]

10.18.1	First Amendment to Employment Agreement of G. Les Austin, dated December 30, 2008.*	(20) [10.18.1]

10.19	Change in Control Separation Benefit Plan of RAM Energy Resources, Inc. and Participating Subsidiaries.*	(22) [10.19]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682) dated April 14, 2008, as the exhibit number indicated in the brackets and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to Registrant’s Form 8-K filed January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to Registrant’s Form 8-K filed March 25, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to Registrant’s Form 8-K filed July 2, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.