Form 10-Q
period 2009-09-30
RAM ENERGY RESOURCES INC
filed 2009-11-05
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 000-50682
RAM Energy Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1311 (Primary Standard Industrial Classification Code Number)	20-0700684 (I.R.S. Employer Identification Number)
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
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
At November 5, 2009, 76,865,587 shares of the Registrant’s Common Stock were outstanding.

Third Quarter 2009 Form 10-Q Report

ITEM 1 – FINANCIAL STATEMENTS
RAM Energy Resources, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116	$164
Cash, restricted	-	16,000
Accounts receivable:
Oil and natural gas sales, net of allowance of $50 ($50 at December 31, 2008)	11,141	8,702
Joint interest operations, net of allowance of $515 ($515 at December 31, 2008)	795	818
Other, net of allowance of $35 ($35 at December 31, 2008)	1,329	4,045
Derivative assets	1,012	21,006
Prepaid expenses	1,568	2,330
Deferred tax asset	3,705	-
Other current contingencies	-	2,816
Other current assets	4,083	4,141

Total current assets	23,749	60,022
PROPERTIES AND EQUIPMENT, AT COST:
Proved oil and natural gas properties and equipment, using full cost accounting	699,162	683,341
Other property and equipment	9,237	9,460

	708,399	692,801
Less accumulated depreciation, amortization and impairment	(478,839)	(396,301)

Total properties and equipment	229,560	296,500
OTHER ASSETS:
Deferred tax asset	48,823	28,724
Derivative assets	-	4,531
Deferred loan costs, net of accumulated amortization of $2,402 ($1,282 at December 31, 2008)	5,219	4,015
Other	1,969	2,053

Total assets	$309,320	$395,845

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable:
Trade	$13,390	$26,370
Oil and natural gas proceeds due others	8,015	7,218
Other	27	982
Accrued liabilities:
Compensation	1,760	2,893
Interest	2,889	865
Franchise taxes	942	1,300
Income taxes	224	399
Contingencies	-	16,000
Deferred income taxes	-	5,779
Asset retirement obligations	1,043	1,093
Long-term debt due within one year	142	160

Total current liabilities	28,432	63,059
OIL & NATURAL GAS PROCEEDS DUE OTHERS	1,740	2,523
DERIVATIVE LIABILITIES	936	-
LONG-TERM DEBT	250,285	250,536
ASSET RETIREMENT OBLIGATIONS	30,430	29,106
COMMITMENTS AND CONTINGENCIES	900	900

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value, 100,000,000 shares authorized, 80,648,674 and 79,423,574, shares issued, 76,865,587 and 78,532,134 shares outstanding at September 30, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	222,432	220,800
Treasury stock - 3,783,087 shares (891,440 shares at December 31,2008) at cost	(6,167)	(4,027)
Accumulated deficit	(219,676)	(167,060)

Stockholders’ equity (deficit)	(3,403)	49,721

Total liabilities and stockholders’ equity (deficit)	$309,320	$395,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUES AND OTHER OPERATING INCOME:
Oil and natural gas sales
Oil	$18,276	$34,483	$45,740	$100,127
Natural gas	4,607	13,980	15,564	40,207
NGLs	2,999	5,729	7,134	14,945
Realized gains (losses) on derivatives	483	(5,054)	19,032	(14,590)
Unrealized gains (losses) on derivatives	(1,283)	34,302	(26,085)	(4,765)
Other	49	69	177	280

Total revenues and other operating income	25,131	83,509	61,562	136,204

OPERATING EXPENSES:
Oil and natural gas production taxes	1,320	3,070	3,119	8,840
Oil and natural gas production expenses	9,772	9,727	28,976	28,507
Depreciation and amortization	7,304	10,955	23,808	32,757
Accretion expense	513	552	1,449	1,630
Impairment	-	-	58,929	-
Share-based compensation	539	602	1,632	2,081
General and administrative, overhead and other expenses, net of operator’s overhead fees	4,247	4,962	12,337	16,018

Total operating expenses	23,695	29,868	130,250	89,833

Operating income (loss)	1,436	53,641	(68,688)	46,371

OTHER INCOME (EXPENSE):
Interest expense	(5,561)	(4,817)	(12,770)	(19,176)
Interest income	40	38	69	186
Other income (expense)	10	(6,733)	(529)	(7,087)

EARNINGS (LOSS) BEFORE INCOME TAXES	(4,075)	42,129	(81,918)	20,294
INCOME TAX PROVISION (BENEFIT)	(1,358)	13,641	(29,302)	(1,809)

Net earnings (loss)	$(2,717)	$28,488	$(52,616)	$22,103

BASIC EARNINGS (LOSS) PER SHARE	$(0.04)	$0.37	$(0.70)	$0.32

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	74,505,534	76,972,191	75,487,262	68,482,312

DILUTED EARNINGS (LOSS) PER SHARE	$(0.04)	$0.37	$(0.70)	$0.32

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	74,505,534	77,287,370	75,487,262	68,788,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(52,616)	$22,103
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	23,808	32,757
Amortization of deferred loan costs and Senior Notes discount	1,120	899
Non-cash interest	829	-
Accretion expense	1,449	1,630
Impairment	58,929	-
Unrealized loss on derivatives and premium amortization	27,242	4,765
Deferred income tax benefit	(29,583)	(1,880)
Share-based compensation	1,632	2,081
Loss on disposal of other property, equipment and subsidiary	89	174
Other expense	448	6,917
Changes in operating assets and liabilities
Accounts receivable	166	(2,825)
Prepaid expenses and other assets	1,137	(575)
Derivative premiums	(1,781)	(1,704)
Accounts payable and proceeds due others	(13,915)	6,753
Accrued liabilities and other	(15,468)	(2,180)
Restricted cash	16,000	-
Income taxes payable	(176)	(309)
Asset retirement obligations	(287)	(354)

Total adjustments	71,639	46,149

Net cash provided by operating activities	19,023	68,252

INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(21,728)	(66,739)
Proceeds from sales of oil and natural gas properties	6,156	886
Payments for other property and equipment	(504)	(1,086)
Proceeds from sales of other property and equipment	433	19
Proceeds from sale of subsidiary, net of cash	-	308
Other	-	149

Net cash used in investing activities	(15,643)	(66,463)

FINANCING ACTIVITIES:
Payments on long-term debt	(24,120)	(158,234)
Proceeds from borrowings on long-term debt	23,022	69,253
Payments for deferred loan costs	(2,324)	(60)
Stock repurchased	(6)	(76)
Warrants exercised	-	86,614

Net cash used in financing activities	(3,428)	(2,503)

DECREASE IN CASH AND CASH EQUIVALENTS	(48)	(714)
CASH AND CASH EQUIVALENTS, beginning of period	164	6,873

CASH AND CASH EQUIVALENTS, end of period	$116	$6,159

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$457	$380

Cash paid for interest	$9,011	$20,994

DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations	$115	$1,846

Payment-in-kind interest	$829	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Notes to unaudited condensed consolidated financial statements

A –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

1.	Basis of Financial Statements
          The accompanying unaudited condensed consolidated financial statements present the financial position at September 30, 2009 and December 31, 2008 and the results of operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008 of RAM Energy Resources, Inc. and its subsidiaries (the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. Reference is made to the Company’s consolidated financial statements for the year ended December 31, 2008, for an expanded discussion of the Company’s financial disclosures and accounting policies.

2.	Nature of Operations and Organization
          The Company operates exclusively in the upstream segment of the oil and gas industry with activities including the drilling, completion, and operation of oil and gas wells. The Company conducts the majority of its operations in the states of Texas, Louisiana, Oklahoma, and West Virginia.

3.	Use of Estimates
          The preparation of financial statements in conformity with accounting principles, generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions that, in the opinion of management of the Company, are significant include oil and natural gas reserves, amortization relating to oil and natural gas properties, asset retirement obligations, contingent litigation settlements, derivative instrument valuations and income taxes. The Company evaluates its estimates and assumptions on a regular basis. Estimates are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates used in preparation of the Company’s financial statements. In addition, alternatives can exist among various accounting methods. In such cases, the choice of accounting method can have a significant impact on reported amounts.

4.	Earnings (loss) per Common Share
          Basic earnings (loss) per share are computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if unvested restricted stock awards became totally vested, calculated using the treasury stock method. Potential common shares in the diluted loss per share are excluded for the periods presented as their effect would be anti-dilutive. A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share is as follows for the three and nine months ended September 30 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income (loss)	$(2,717)	$28,488	$(52,616)	$22,103

Weighted average shares - basic	74,505,534	76,972,191	75,487,262	68,482,312
Dilutive effect of unvested stock grants	-	315,179	-	306,538

Weighted average shares – dilutive	74,505,534	77,287,370	75,487,262	68,788,850

Basic earnings (loss) per share	$(0.04)	$0.37	$(0.70)	$0.32

Diluted earnings (loss) per share	$(0.04)	$0.37	$(0.70)	$0.32

5.	Subsequent Events
          The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are issued. The Company evaluated such events and transactions through November 5, 2009 when the financial statements were filed electronically with the Securities and Exchange Commission.

6.	New Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board (the “FASB”) implemented the Accounting Standards Codification TM (the “Codification”) establishing the Codification as the single official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”), other than guidance issued by the Securities and Exchange Commission. The Codification became effective for interim and annual periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, adoption did not have any substantive impact on the Company’s financial position or results of operations. However, as a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable in the footnotes to the consolidated financial statements and references will now refer to the appropriate topic of the Codification.
          In December 2007 the FASB revised authoritative guidance on business combinations, as set forth in Topic 805 of the Codification. The revised guidance resulted in significant changes in financial accounting and reporting of business combination transactions. The guidance establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Adoption of the revised guidance on January 1, 2009 did not have an impact on current financial position or results of operations, but will impact the accounting for any future acquisitions.
          In December 2007, the FASB issued authoritative guidance on noncontrolling interest in consolidated financial statements, as set forth in Topic 810 of the Codification. This guidance established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Additionally, the guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, consolidated net income is to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Disclosure is also required on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Adoption of the guidance on January 1, 2009 did not impact the Company’s financial position or results of operations.
          In March 2008, the FASB issued authoritative guidance changing the disclosure requirements for derivative instruments and hedging activities, as set forth in Topic 815 of the Codification. Among other requirements, the guidance requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Adoption of the guidance on January 1, 2009 required enhanced disclosures about the Company’s derivative instruments as disclosed in Note G.
          In April 2009, the FASB issued authoritative guidance on interim disclosures about the fair value of financial instruments. The guidance requires quarterly disclosure of information about the fair value of certain financial instruments, as set forth in Topic 825 of the Codification. Adoption of the guidance during the second quarter of 2009 did not impact the Company’s financial position or results of operations.

          In May 2009, the FASB issued authoritative guidance on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The guidance is set forth in Topic 855 of the Codification and is effective for fiscal years and interim periods after June 15, 2009. Adoption of the guidance in the second quarter of 2009 did not impact the Company’s financial position or results of operations.
          On December 31, 2008, the Securities and Exchange Commission (“SEC”) issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” which revises disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for oil and gas reserves, the new rules change the requirements for determining oil and gas reserve quantities. These rules permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit. The new rules also require that oil and gas reserves be reported and the full cost ceiling limitation be calculated using a twelve-month average price rather than period-end prices. The new rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The new rules may not be applied to quarterly reports prior to the first annual report in which the revised disclosures are required. The Company plans to implement the new requirements in its Annual Report on Form 10-K for the year ending December 31, 2009. The Company is currently evaluating the impact of this new rule on its consolidated financial statements and related disclosures. Additionally, the FASB issued its proposed updates to oil and gas accounting rules to align the oil and gas estimation and disclosure requirements of Extractive Industries-Oil & Gas Topic 932 of the Codification with the requirements of the SEC’s revised rule, Modernization of Oil and Gas Reporting. The public comment period for the FASB’s proposed updates ended October 15, 2009; however, no final guidance has been issued by the FASB. We will comply with any new accounting and disclosure requirements once they become effective.

B –	PROPERTIES AND EQUIPMENT
          Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the Ceiling Limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the Ceiling Limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. At March 31, 2009, the net book value of the Company’s oil and natural gas properties exceeded the Ceiling Limitation resulting in a reduction in the carrying value of the Company’s oil and natural gas properties of $58.9 million. The after-tax effect of this reduction was $37.5 million. At September 30, 2009 the net book value of the Company’s oil and natural gas properties did not exceed the Ceiling Limitation.

C –	LONG-TERM DEBT
          Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Credit facility	$249,963	$250,387
Accrued payment-in-kind interest	252	-
Installment loan agreements	212	309

	250,427	250,696
Less amount due within one year	142	160

	$250,285	$250,536

Credit Facility
          In November 2007, in conjunction with the Company’s Ascent acquisition, the Company entered into a new $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf of other institutional lenders. The facility includes a $250.0 million revolving credit facility and a $200.0 million term loan facility and an additional $50.0 million available under the term loan as requested by the Company and approved by the lenders. The initial amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility initially was set at $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the facility were used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and initially bore interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. The term loan provides for payments of interest only during its five-year term, with the initial interest rate being LIBOR plus 7.5%. The $175.0 million borrowing base under the revolver was reaffirmed in September 2009.
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
          On June 26, 2009, the Company entered into the Second Amendment to the credit facility. The Second Amendment amends certain definitions and certain financial and negative covenant terms providing greater flexibility for the Company through the remaining term of the facility. Additionally, the Second Amendment increased the interest rates applicable to borrowings under both the revolver and the term loan. Advances under the revolver will bear interest at LIBOR, with a minimum LIBOR rate, or “floor,” of 1.5%, plus a margin ranging from 2.25% to 3.0% based on a percentage of usage. The term loan will bear interest at LIBOR, also with a floor of 1.5%, plus a margin of 8.5%, and an additional 2.75% of payment-in-kind interest that will be added to the term loan principal balance on a monthly basis and paid at maturity. The Company was in compliance with all of the financial covenants under the credit facility at September 30, 2009. At September 30, 2009, $140.0 million was outstanding under the revolving credit facility and $110.2 million was outstanding under the term facility.

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
          The Company measures the fair value of its derivative instruments according to the fair value hierarchy as set forth in Topic 820 of the Codification. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. As of September 30, 2009, the fair value measurement of the Company’s net derivative assets was $0.1 million, based on Level 2 criteria. See Note G.
          At September 30, 2009, the carrying value of cash, receivables and payables reflected in the Company’s financials approximates fair value due to their short-term nature. Additionally, the carrying value of the Company’s long-term debt under the credit facility approximates fair value because the credit facility carries a variable interest rate based on market interest rates. See Note C for discussion of long-term debt.

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
          The Company did not designate these transactions as hedges. Accordingly, all gains and losses on the derivative instruments during 2009 and 2008 have been recorded in the statements of operations.
          The Company’s derivative positions at September 30, 2009, consisting of put/call “collars” and put options, also called “bare floors” as they provide a floor price without a corresponding ceiling, are shown in the following table:

	Crude Oil (Bbls)					Natural Gas (Mmbtu)
	Floors		Ceilings			Floors		Ceilings
	Per Day(1)	Price	Per Day	Price	Months Covered	Per Day(1)	Price	Per Day	Price	Months Covered
Collars
2009	1,168	$60.00	1,168	$81.10	October - December	11,989	$5.00	11,989	$10.03	October - December
2010	1,503	$53.74	1,503	$80.57	January - December	5,288	$5.00	5,288	$9.23	January - June, November - December
2011	-	$-	-	$-		4,959	$5.00	4,959	$9.60	January - June

	Bare Floors					Bare Floors
Year	Per Day(1)	Price	Months Covered			Per Day(1)	Price	Months Covered

2009	1,832	$68.19	October - December			-	$-
2010	1,121	$64.84	January - March, July - December			5,452	$4.46	April - December
2011	247	$60.00	January - March			-	$-

(1)	Per day amounts are calculated based on a 365-day year.

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
          Gross fair values of the Company’s derivative instruments, prior to netting of assets and liabilities subject to a master netting arrangement, as of September 30, 2009 and the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):
CONSOLIDATED BALANCE SHEETS

		Fair Value
		As of
		September 30,
Gross Assets and Liabilities	Balance Sheet Location	2009
Current Assets - Derivative assets	Current Assets - Derivative assets	$3,622
Other Assets - Derivative assets	Long-Term Liabilities - Derivative liabilities	359
Current Liabilities - Derivative liabilities	Current Assets - Derivative assets	(2,610)
Long-Term Liabilities - Derivative liabilities	Long-Term Liabilities - Derivative liabilities	(1,295)

Total Derivatives Not Designated as Hedging Instruments		$76

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2009	2008	2009	2008

Revenue - Unrealized gains (losses) on derivatives	$(1,283)	$34,302	$(26,085)	$(4,765)
Revenue - Realized gains (losses) on derivatives	$483	$(5,054)	$19,032	$(14,590)

H –	SHARE-BASED COMPENSATION
          The Company accounts for share-based payment accruals under authoritative guidance on stock compensation, as set forth in Topic 718 of the Codification. The guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
          On May 8, 2006, the Company’s stockholders approved its 2006 Long-Term Incentive Plan (the “Plan”). The Company reserved a maximum of 2,400,000 shares of its common stock for issuances under the Plan. The Plan includes a provision that, at the request of a grantee, the Company may repurchase shares to satisfy the grantee’s federal and state income tax withholding requirements. All repurchased shares will be held by the Company as treasury stock. On May 8, 2008, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2,400,000 to 6,000,000. As of September 30, 2009, a maximum of 2,509,426 shares of common stock remained reserved for issuance under the Plan.
          As of September 30, 2009, the Company had $4.9 million of unrecognized compensation cost related to non-vested, share-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of two years. The related compensation expense recognized during the three and nine months ended September 30, 2009 was $0.5 million and $1.6 million, respectively, and during the three and nine months ended September 30, 2008 was $0.6 million and $2.1 million, respectively.

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
Principal Properties
          Our oil and natural gas assets are characterized by a combination of conventional and unconventional reserves and prospects. We have conventional reserves and production in three main onshore locations:
•	South Texas—Starr, Wharton and Duval Counties, Texas (Developing Fields);

•	Electra/Burkburnett—Wichita and Wilbarger Counties, Texas (Mature Oil Fields); and

•	Pontotoc County, Oklahoma (Mature Oil Field).
          Our unconventional reserves and prospects are primarily shale plays in the following areas:
•	North Texas Barnett Shale—Jack and Wise Counties, Texas. This is our Tier 1 Barnett shale acreage where we own interests in approximately 27,018 gross (6,594 net) acres (Developing Field);

•	Appalachian Devonian Shale—Cabell and Mason Counties, West Virginia. We own leasehold interests in approximately 60,313 gross (49,101 net) acres (Developing Field); and

•	North Texas Barnett Shale—Bosque and Hamilton Counties, Texas. We own interests in approximately 2,671 gross (2,425 net) acres in this emerging Tier 2 region of the North Texas Barnett shale play (Developing Field).

Net Production, Unit Prices and Costs
          The following table presents certain information with respect to our oil and natural gas production, and prices and costs attributable to all oil and natural gas properties owned by us, for the three and nine months ended September 30, 2009. Average realized prices reflect the actual realized prices received by us, before and after giving effect to the results of our derivative contract settlements. Our derivative activities are financial, and our production of oil, natural gas liquids, or NGLs, and natural gas, and the average realized prices we receive from our production, are not affected by our derivative arrangements.

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009

Production volumes:
Oil (MBbls)	278	858
NGLs (MBbls)	104	303
Natural gas (MMcf)	1,488	4,658
Total (Mboe)	630	1,938

Average sale prices received:
Oil (per Bbl)	$65.74	$53.31
NGLs (per Bbl)	$28.84	$23.54
Natural gas (per Mcf)	$3.10	$3.34
Total per Boe	$41.08	$35.31

Cash effect of derivative contracts:
Oil (per Bbl)	($0.13)	$7.11
NGLs (per Bbl)	$0.00	$0.00
Natural gas (per Mcf)	$0.35	$2.78
Total per Boe	$0.77	$9.82

Average prices computed after cash effect of settlement of derivative contracts:
Oil (per Bbl)	$65.61	$60.42
NGLs (per Bbl)	$28.84	$23.54
Natural gas (per Mcf)	$3.45	$6.12
Total per Boe	$41.85	$45.13

Cash expenses (per Boe):
Oil and natural gas production taxes	$2.10	$1.61
Oil and natural gas production expenses	$15.51	$14.95
General and administrative	$6.74	$6.37
Interest	$3.53	$4.65
Taxes	$0.30	$0.24
Total per Boe	$28.18	$27.82

Cash flow per Boe	$13.67	$17.31

Acquisition, Development and Exploration Capital Expenditures
          The following table presents information regarding our net costs incurred in our acquisitions of proved and unproved properties, and our development and exploration activities during the three and nine months ended September 30, 2009 (in thousands):

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009

Development and exploratory costs	$3,898	$20,677
Proved property acquisition costs	84	1,051
Unproved property acquisition costs	-	-

Total costs incurred	$3,982	$21,728

          During the quarter ended September 30, 2009, we participated in the drilling of 11 gross (ten net) development wells. Five gross (five net) wells were completed and capable of commercial production. Six gross (five net) wells were drilling or waiting on completion and two gross (0.2 net) wells drilled in previous quarters were waiting on completion at September 30, 2009.
Results of Operations
Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008
          Oil and natural gas sales decreased $28.3 million, or 52%, to $25.9 million for the three months ended September 30, 2009 as compared to $54.2 million for the same period in 2008. This decrease was primarily driven by commodity price decreases, which decreased 51% for the three months ended September 30, 2009 as compared to the same period last year. Production volumes decreased 2% as compared to the same period last year. Approximately one-half of the decline in production is attributable to asset sales representing approximately 140 Boe per day of production, impacting two months in the third quarter of 2009. In late September, we reactivated our natural gas drilling program in South Texas and project that our future natural gas production volumes will improve as new wells are brought online.
          The following table summarizes our oil and natural gas production volumes, average sales prices (without regard to derivative contract settlements) and period-to-period comparisons for the periods indicated:

				Mature	Mature
		Developing Fields		Oil Fields*	Natural Gas Fields
	South Texas	Barnett Shale	Appalachia	Various	Various	Total

Three Months Ended September 30, 2009
Aggregate Net Production
Oil (MBbls)	12	2	-	233	31	278
NGLs (MBbls)	31	32	-	20	21	104
Natural Gas (MMcf)	525	195	21	135	612	1,488

MBoe	130	67	4	275	154	630

Three Months Ended September 30, 2008
Aggregate Net Production
Oil (MBbls)	17	2	-	245	31	295
NGLs (MBbls)	32	13	-	21	21	87
Natural Gas (MMcf)	691	141	20	238	490	1,580

MBoe	164	39	3	305	134	645

Change in MBoe	(34)	28	1	(30)	20	(15)
Percentage Change in MBoe	-20.7%	71.8%	33.3%	-9.8%	14.9%	-2.3%
* Includes Electra/Burkburnett, Allen/Fitts and Layton fields.

	Three months ended
	September 30,
	2009	2008	Decrease

Average sale prices:
Oil (per Bbl)	$65.74	$116.81	-43.7%
NGL (per Bbl)	$28.84	$66.16	-56.4%
Natural gas (per Mcf)	$3.10	$8.85	-65.0%
Per Boe	$41.08	$83.92	-51.0%
          The average realized sales prices decreased substantially for the three months ended September 30, 2009 as compared to the same period in 2008. The average realized sales price for oil was $65.74 per barrel for the three months ended September 30, 2009, a decrease of 44%, compared to $116.81 per barrel for the same period in 2008. The average realized sales price for NGLs was $28.84 for the three months ended September 30, 2009, a decrease of 56%, compared to $66.16 per barrel for the same period in 2008. The average realized sales price for natural gas was $3.10 per Mcf for the three months ended September 30, 2009, a decrease of 65%, compared to $8.85 per Mcf for the same period in 2008.
          Realized and Unrealized Gain (Loss) from Derivatives. For the quarter ended September 30, 2009, our loss from derivatives was $0.8 million, compared to a gain of $29.2 million for the quarter ended September 30, 2008. Our gains and losses during these periods were the net result of recording actual contract settlements, the premiums for our derivative contracts, and unrealized losses attributable to mark-to-market values of our derivative contracts at the end of the periods.

	Three months ended September 30,
	2009	2008
	(in thousands)
Contract settlements and premium costs:
Oil	$(37)	$(4,952)
Natural gas	520	(102)

Realized gains (losses)	483	(5,054)
Mark-to-market gains (losses):
Oil	(105)	28,368
Natural gas	(1,178)	5,934

Unrealized gains (losses)	(1,283)	34,302

Realized and unrealized gains (losses)	$(800)	$29,248

          Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $1.3 million for the quarter ended September 30, 2009, compared to $3.1 million for the comparable quarter of the previous year. Production taxes vary by state. Most are based on realized prices at the wellhead, while Louisiana production taxes are based on volumes for natural gas and values for oil. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. The decrease was due to a significant reduction in oil and natural gas revenues for the quarter ended September 30, 2009 compared to the same period during 2008. Additionally, retroactive severance tax refunds were granted during the third quarter of 2009. As a percentage of oil and natural gas sales, our oil and natural gas production taxes decreased to 5.1% for the third quarter ended September 30, 2009, as compared to 5.7% for the quarter ended September 30, 2008.
          Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $9.8 million for the quarter ended September 30, 2009, an increase of $0.1 million, from $9.7 million for the quarter ended September 30, 2008. For the quarter ended September 30, 2009, our oil and natural gas production expense was $15.51 per Boe compared to $15.08 per Boe for the quarter ended September 30, 2008, an increase of 3%. As a percentage of oil and natural gas sales, oil and natural gas production expense was 38% for the quarter ended September 30, 2009, as compared to 18% for the quarter ended September 30, 2008. This increase results from a significant drop in average sales prices per Boe, from $83.92 in 2008 to $41.08 in 2009, a 51% decrease.
          Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $3.7 million, or 33%, for the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008. On an equivalent basis, our amortization of the full-cost pool of $7.1 million was $11.21 per Boe for the quarter ended September 30, 2009, a decrease per Boe of 33% compared to $10.7 million, or $16.64 per Boe for the quarter ended September 30, 2008. This rate decrease per Boe resulted from lower capitalized costs subsequent to the asset impairment writedowns in the fourth quarter of 2008 and the first quarter of 2009. The rate decrease was partially offset by a rate increase resulting from a decrease in our net quantities of proved reserves of oil and natural gas.

          Accretion Expense. Topic 410 of the Codification includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $0.5 million for the quarter ended September 30, 2009, a decrease of $0.1 million from $0.6 million for the quarter ended September 30, 2008.
          Share-Based Compensation. From time to time, our Board of Directors grants restricted stock awards under our 2006 Long-Term Incentive Plan. Each of these grants vests in equal increments over the vesting period provided for the particular award. All currently unvested awards provide for vesting periods of from one to five years. The share-based compensation expense attributable to these grants is calculated using the closing price per share on each of the grant dates and will be recognized over their respective vesting periods. For the quarter ended September 30, 2009, we recognized a total of $0.5 million share-based compensation expense, compared to $0.6 million from the quarter ended September 30, 2008.
          General and Administrative Expense. For the quarter ended September 30, 2009, our general and administrative expense was $4.2 million, compared to $5.0 million for the quarter ended September 30, 2008, a decrease of $0.8 million, or 14%. The decrease results from lower employee-related costs, primarily due to a reduction of estimated bonuses, as well as lower professional fees in the 2009 period.
          Interest Expense. We recorded interest expense of $5.6 million for the quarter ended September 30, 2009 as compared to $4.8 million for the third quarter of the previous year. The increase in interest expense was primarily due to higher effective interest rates under the Second Amendment to our credit facility executed June 26, 2009. Our blended interest rate was 8.9% in the third quarter of 2009 compared to 7.8% in the 2008 period.
          Other Expense. For the third quarter of 2009, other expense decreased $6.7 million as compared to the third quarter of 2008. In September 2008, we entered into an agreement pursuant to which we agreed to pay $16.0 million in settlement of a pending class action lawsuit. We placed that amount in escrow in October 2008 in anticipation of a final court approved settlement in the second quarter of 2009. In conjunction with our May 8, 2006 acquisition of RAM Energy, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of their common stock to secure their potential indemnity obligations to us, including any loss we might sustain in this litigation or through an agreed settlement. At September 30, 2008, we recorded a contingent liability of $16.0 million for the settlement and a receivable of $9.2 million representing the market value of the escrowed shares based on the closing price of $2.89 per share on September 30, 2008. The $6.8 million charge to other expense represented the difference between the settlement liability and the value of the escrowed shares.
          Income Taxes. For the three months ended September 30, 2009, we recorded an income tax benefit of $1.4 million, on a pre-tax loss of $4.1 million. For the quarter ended September 30, 2008, we recorded an income tax provision of $13.6 million, on pre-tax income of $42.1 million. The effective tax rate for the three months ended September 30, 2009 was 33%, compared to an effective tax rate of 32% for the three months ended September 30, 2008.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
          Oil and natural gas sales decreased $86.9 million, or 56% to $68.4 million for the nine months ended September 30, 2009 as compared to $155.3 million for the same period in 2008. This decrease was driven by commodity price decreases, which decreased 57% for the nine months ended September 30, 2009 as compared to the same period last year. Production volumes increased 2% for the nine months ended September 30, 2009 as compared to the same period last year. Contributing to this production increase was a 99% increase in Barnett Shale production. Offsetting our oil and natural gas sales were derivative losses of $7.1 million for the nine months ended September 30, 2009.

          The following table summarizes our oil and natural gas production volumes, average sales prices (without regard to derivative contract settlements) and period to period comparisons, including the effect on our oil and natural gas sales, for the periods indicated:

				Mature	Mature
	Developing Fields			Oil Fields*	Natural Gas Fields
Nine Months Ended September 30, 2009	South Texas	Barnett Shale	Appalachia	Various	Various	Total
Aggregate Net Production
Oil (MBbls)	45	6	1	726	80	858
NGLs (MBbls)	87	94	-	62	60	303
Natural Gas (MMcf)	1,547	604	66	530	1,911	4,658

MBoe	390	201	12	876	459	1,938

Nine Months Ended September 30, 2008
Aggregate Net Production
Oil (MBbls)	38	4	-	715	136	893
NGLs (MBbls)	84	44	-	60	58	246
Natural Gas (MMcf)	1,999	318	30	591	1,628	4,566

MBoe	456	101	5	874	465	1,901

Change in MBoe	(66)	100	7	2	(6)	37
Percentage Change in MBoe	-14.5%	99.0%	140.0%	0.2%	-1.3%	1.9%

*	Includes Electra/Burkburnett, Allen/Fitts and Layton fields.

	Nine months ended
	September 30,
	2009	2008	Decrease

Average sale prices:
Oil (per Bbl)	$53.31	$112.08	-52.4%
NGLs (per Bbl)	$23.54	$60.65	-61.2%
Natural gas (per Mcf)	$3.34	$8.81	-62.1%
Per Boe	$35.31	$81.67	-56.8%
          Production levels increased 2% for the nine months ended September 30, 2009 as compared to the same period last year. Drilling activity in our mature oil fields, Barnett Shale and Appalachia leaseholds increased the equivalent production volumes by 109 MBoe. These volumes offset the 66 MBoe reduction in produced volumes in our developing fields of South Texas and loss of 6 Mboe in our mature natural gas fields.
          The average realized sales prices decreased substantially for the nine months ended September 30, 2009 as compared to the same period in 2008. The average realized sales price for oil was $53.31 per barrel for the nine months ended September 30, 2009, a decrease of 52%, compared to $112.08 per barrel for the same period in 2008. The average realized sales price for NGLs was $23.54 for the nine months ended September 30, 2009, a decrease of 61%, compared to $60.65 per barrel for the same period in 2008. The average realized sales price for natural gas was $3.34 per Mcf for the nine months ended September 30, 2009, a decrease of 62%, compared to $8.81 per Mcf for the same period in 2008.

          Realized and Unrealized Gain (Loss) from Derivatives. For the nine months ended September 30, 2009, our loss from derivatives was $7.1 million compared to a loss of $19.4 million for the nine months ended September 30, 2008. Our gains and losses during these periods were the net result of recording actual contract settlements, the premiums for our derivative contracts, and unrealized losses attributable to mark-to-market values of our derivative contracts at the end of the periods. Contributing to the realized gains for the nine months ended September 30, 2009 was the sale of natural gas contracts during the second quarter of 2009.

	Nine months ended September 30,
	2009	2008
	(in thousands)
Contract settlements and premium costs:
Oil	$6,103	$(13,095)
Natural gas	12,929	(1,495)

Realized gains (losses)	19,032	(14,590)
Mark-to-market losses:
Oil	(19,316)	(4,348)
Natural gas	(6,769)	(417)

Unrealized losses	(26,085)	(4,765)

Realized and unrealized losses	$(7,053)	$(19,355)

          Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $3.1 million for the nine months ended September 30, 2009, compared to $8.8 million for the comparable nine months of the previous year. Production taxes vary by state. Most are based on realized prices at the wellhead, while Louisiana production tax is based on volumes for natural gas and value for oil. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. The decrease was due to a significant decrease in oil and natural gas revenues and retroactive severance tax refunds granted during the nine months ended September 30, 2009. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 4.6% for the nine months ended September 30, 2009, compared to 5.7% for the nine months ended September 30, 2008.
          Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $29.0 million for the nine months ended September 30, 2009, an increase of $0.5 million, or 2%, from the $28.5 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, our oil and natural gas production expense was $14.95 per Boe compared to $15.00 per Boe for the nine months ended September 30, 2008. As a percentage of oil and natural gas sales, oil and natural gas production expense was 42% for the nine months ended September 30, 2009, as compared to 18% for the nine months ended September 30, 2008. This increase results from a significant drop in average sales prices per Boe, from $81.67 in 2008 to $35.31 in 2009, a 57% decrease.
          Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $8.9 million, or 27%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease was a result of a lower depletion rate per Boe, partially offset by an increase in production. On an equivalent basis, our amortization of the full-cost pool of $23.1 million was $11.91 per Boe for the nine months ended September 30, 2009, a decrease per Boe of 29% compared to $32.1 million, or $16.87 per Boe for the nine months ended September 30, 2008. This rate decrease per Boe resulted from lower capitalized costs subsequent to the asset impairment writedowns in the fourth quarter of 2008 and the first quarter of 2009. The rate decrease was partially offset by a rate increase resulting from a decrease in our net quantities of proved reserves of oil and natural gas.
          Accretion Expense. Topic 410 of the Codification includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $1.4 million for the nine months ended September 30, 2009, compared to $1.6 million for the first nine months in 2008.
          Impairment Charge. We incurred a $58.9 million impairment of the carrying value of our oil and gas properties during the first nine months of 2009. The impairment of our oil and gas properties was solely due to a reduction in the tax-effected estimated present value of future net revenues, caused by the dramatic decline in commodity prices, from our proved oil and gas reserves between December 31, 2008 and March 31, 2009.
          Share-Based Compensation. From time to time, our Board of Directors grants restricted stock awards under our 2006 Long-Term Incentive Plan. Each of these grants vests in equal increments over the vesting period provided for the particular award. All currently unvested awards provide for vesting periods of from one to five years. The share-based compensation on these grants was calculated using the closing price per share on each of the grant dates and the total share-based compensation on all these grants will be recognized over their respective vesting periods. For the nine months ended September 30, 2009, we recognized a total of $1.6 million share-based compensation compared to $2.1 million for the nine months ended September 30, 2008. This decrease is a result of the April 2008 accelerated vesting of restricted stock grants to John Cox, our Senior Vice President, who passed away in March 2008.
          General and Administrative Expense. For the nine months ended September 30, 2009, our general and administrative expense was $12.3 million, compared to $16.0 million for the nine months ended September 30, 2008, a decrease of $3.7 million, or 23%. The decrease results from lower employee-related costs, primarily due to a reduction of estimated bonuses, as well as lower professional fees in the 2009 period.
          Interest Expense. We recorded interest expense of $12.8 million for the nine months ended September 30, 2009, compared to $19.2 million incurred for the first nine months of the previous year. The decrease in interest expense was due to lower debt balances for the 2009 period and lower effective interest rates in the first half of 2009 compared to 2008, partially offset by higher interest rates during the third quarter of 2009 due to the Second Amendment to our credit facility executed June 26, 2009. Our debt was lower in the first half of the 2009 period because in the second quarter of 2008, we used $86.6 million in realized net proceeds from the exercise of 17,617,331 warrants in May 2008 to pay down the term facility, and $9.4 million in cash to pay down the revolver. Our blended interest rate was 6.8% during the first nine months of 2009 compared to 10.4% in the 2008 period. As a result of this paydown and lower interest rates for the period, our interest expense decreased by $6.4 million for the nine months ended September 30, 2009 compared to the same period in 2008.
          Other Expense. For the nine months ended September 30, 2009, other expense was $0.5 million compared to $7.1 million for the nine months ended September 30, 2008. We recorded a charge to other expense of $6.8 million in the 2008 period for expense related to settlement of litigation. In September 2008, we entered into an agreement pursuant to which we agreed to pay $16.0 million in settlement of a pending class action lawsuit. We placed that amount in escrow in October 2008 in anticipation of a final court approved settlement in the second quarter of 2009. In conjunction with our May 8, 2006 acquisition of RAM Energy, the former stockholders of RAM Energy deposited in escrow 3,200,000 shares of their common stock to secure their potential indemnity obligations to us, including any loss we might sustain in this litigation or through an agreed settlement. At December 31, 2008, we recorded a contingent liability of $16.0 million for the settlement and a receivable of $2.8 million representing the market value of the escrow shares based on the closing price of $0.88 per share on December 31, 2008. On March 5, 2009, the court approved the settlement and on April 6, 2009, the settlement became final. The $0.4 million charge to other expense in the first quarter of 2009 represents the adjustment to fair market value of the escrowed shares on the final settlement date of $0.74 per share.
          Income Taxes. For the nine months ended September 30, 2009, we recorded an income tax benefit of $29.3 million, on a pre-tax loss of $81.9 million. For the nine months ended September 30, 2008, our income tax benefit was $1.8 million, on a pre-tax income of $20.3 million, including a $7.0 million benefit by reversing an uncertain tax position and related accrued interest. Excluding the first quarter 2009 ceiling test impairment of $58.9 million and the related tax benefit of $21.4 million, the effective tax rate was 34% for the first nine months of 2009. Excluding the reversal of the uncertain tax position, the effective tax rate was 25% for the first nine months of 2008.
Liquidity and Capital Resources
          As of September 30, 2009, we had cash and cash equivalents of $0.1 million, and $35.0 million of availability under our revolving credit facility; however, advances in excess of $163.3 million at September 30, 2009 would have been restricted by a financial ratio covenant under our credit facility. At that date, we had $250.4 million of indebtedness outstanding, including $110.2 million under our term loan facility, $140.0 million under our revolving credit facility and $0.2 million in other indebtedness. As of September 30, 2009, we had an accumulated deficit of $219.7 million and a working capital deficit of $4.7 million.
          Credit Facility. In November 2007, in conjunction with the Ascent acquisition, we entered into a $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf of other institutional lenders. The facility, which replaced our previous $300.0 million facility, includes a $250.0 million revolving credit facility, a $200.0 million term loan facility, and an additional $50.0 million available under the term loan as requested by us and approved by the lenders. The entire amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility at the closing was $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the facility were used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and initially bore interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. At September 30, 2009, the balance outstanding under our revolving credit facility was $140.0 million. The term loan portion of our credit facility provides for payments of interest only during its five-year term, with the initial interest rate being LIBOR plus 7.5%. The $175.0 million borrowing base under our revolving credit facility was reaffirmed in September 2009 based on the value of our proved reserves at June 30, 2009.

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
          Notwithstanding the recent amendments to our loan agreement, our ability to comply with the financial covenants in our credit facility may be affected by events beyond our control and, as a result, in future periods we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our credit facility. A default, if not cured or waived, could result in acceleration of all indebtedness outstanding under our credit facility. The accelerated debt would become immediately due and payable. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. At September 30, 2009, we were in compliance with all of the financial covenants under our credit facility.
          We are required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of our projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. At September 30, 2009, our commodity hedging represented approximately 55% of our projected production volumes through March 31, 2012.
          Senior Notes. In February 1998, RAM Energy completed the sale of $115.0 million of 11.5% Senior Notes due 2008 in a public offering of which $28.4 million remained outstanding at December 31, 2007. These notes were retired at maturity on February 15, 2008 using proceeds from our revolving credit facility.
          Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net loss, adjustments to reconcile net loss to cash provided before changes in operating assets and liabilities, and changes in operating assets and liabilities. For the nine months ended September 30, 2009, our net loss was $52.6 million, as compared with a net income of $22.1 million for the nine months ended September 30, 2008. Adjustments before changes in operating assets and liabilities (primarily non-cash items such as amortization and depreciation, asset impairment charge, unrealized losses on derivatives, and deferred income taxes) were $86.0 million for the nine months ended September 30, 2009 compared to $47.3 million for the first nine months of 2008, an increase of $38.7 million. Asset impairment charge and unrealized loss on derivatives, offset by deferred income taxes, caused most of this increase. Changes in operating assets and liabilities for the nine months ended September 30, 2009 utilized $14.3 million of cash, compared with utilizing $1.2 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, in total, net cash provided by operating activities was $19.0 million compared to $68.3 million of net cash provided by operating activities for the first nine months of the previous year.
          Cash Flow From Investing Activities. For the nine months ended September 30, 2009, net cash used in our investing activities was $15.6 million, consisting of $22.2 million in payments for oil and gas properties and other equipment offset by $6.6 million in proceeds from sales of property and equipment. For the nine months ended September 30, 2008, net cash used in our investing activities was $66.5 million. The decrease results from a decreased capital expenditures budget, from $80.0 million for 2008 to $30.0 - $35.0 million expected in 2009.
          Cash Flow From Financing Activities. For the nine months ended September 30, 2009, net cash used in our financing activities was $3.4 million, compared to net cash used of $2.5 million for the nine months ended September 30, 2008. During the first nine months of 2009, we received proceeds of $23.0 million from borrowings on long-term debt, which was offset by $24.1 million to reduce our long term debt, and $2.3 million in payments for deferred loan costs. During the nine months of 2008, we used $158.2 million to reduce our long term debt. Other cash provided during the nine months of 2008 included $69.3 million in additional long-term debt borrowings and $86.6 million in the exercise of outstanding warrants.

Capital Commitments
          During the nine months ended September 30, 2009, we had capital expenditures of $21.7 million relating to our oil and natural gas operations, of which $20.7 million was allocated to development and exploratory costs, and $1.0 million was for acquisition costs.
          We initially established a non-acquisition capital expenditures budget for 2009 of $40.0-$45.0 million; however, due to the decline in natural gas market prices since year end 2008 and the persistence of lower prices into the third quarter of 2009, in August 2009, we revised to $30.0-$35.0 million our 2009 non-acquisition capital expenditures budget as follows:
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
          Although we cannot provide any assurance, assuming successful implementation of our strategy, including the future development of our proved reserves and realization of our cash flows as anticipated, we believe that cash flows from operations will be sufficient to satisfy our budgeted non-acquisition capital expenditures, working capital and debt service obligations for the next twelve months. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, changes in product pricing and regulatory, technological and competitive developments. Sources of additional financing available to us may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot provide any assurance that any such financing will be available on acceptable terms or at all.
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
          Our long-term debt, as of September 30, 2009, is denominated in U.S. dollars. Our debt has been issued at variable rates, and as such, our interest expense could be impacted by interest rate shifts; however, under the recent amendment to our credit facility, which included a LIBOR floor rate of 1.5% per annum, unless LIBOR rates exceed 1.5% per annum, an increase in LIBOR rates will not affect the rate or amount of interest payable under the facility. If LIBOR rates increase to greater than 1.5% per annum, then the impact of a 100-basis point increase in LIBOR interest rates above such floor rate would result in an increase in interest expense of $2.5 million annually. Absent an increase in LIBOR rates to a rate in excess of 1.5% per annum, a decrease in LIBOR rates would not result in a decrease in our interest expense.
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
          During the nine months ended September 30, 2009, Shell Energy North America-US accounted for $41.7 million, or approximately 61%, and Devon Energy Production Company accounted for $4.2 million, or approximately 6% of our revenue from the sales of oil and natural gas.
          To reduce exposure to fluctuations in oil and natural gas prices, to achieve more predictable cash flow, and as required by our lenders, we periodically utilize various derivative strategies to manage the price received for a portion of our future oil and natural gas production. We have not established derivatives in excess of our expected production.
          Our open derivative positions at September 30, 2009, consisting of put/call “collars” and put options, also called “bare floors” as they provide a floor price without a corresponding ceiling, are shown in the following table:

	Crude Oil (Bbls)					Natural Gas (Mmbtu)
	Floors		Ceilings			Floors		Ceilings
	Per Day(1)	Price	Per Day	Price	Months Covered	Per Day(1)	Price	Per Day	Price	Months Covered

Collars
2009	1,168	$60.00	1,168	$81.10	October - December	11,989	$5.00	11,989	$10.03	October - December
2010	1,503	$53.74	1,503	$80.57	January - December	5,288	$5.00	5,288	$9.23	January - June, November - December
2011	-	$-	-	$-		4,959	$5.00	4,959	$9.60	January - June

	Bare Floors					Bare Floors
Year	Per Day(1)	Price	Months Covered			Per Day(1)	Price	Months Covered

2009	1,832	$68.19	October - December			-	$-
2010	1,121	$64.84	January - March, July - December			5,452	$4.46	April - December
2011	247	$60.00	January - March			-	$-

(1)	Per day amounts are calculated based on a 365-day year.

 ITEM 4 – CONTROLS AND PROCEDURES
          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of September 30, 2009. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.
          We did not effect any change in our internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
          Reference is made to Part I, Item 3, “Legal Proceedings,” in our annual report on Form 10-K for the year ended December 31, 2008 and to Part II, Item 1, “Legal Proceedings,” in our quarterly report on Form 10-Q for the quarter ended June 30, 2009, for a discussion of pending legal proceedings to which we are a party.

ITEM 1A – RISK FACTORS
Possible regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and natural gas.
     Recent scientific studies have suggested that emissions of gases, commonly referred to as “greenhouse gases” including carbon dioxide, methane and nitrous oxide among others, may be contributing to warming of the earth’s atmosphere. In response to such studies, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, several states have already taken legal measures to reduce emissions of greenhouse gases. As a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, 549 U.S. 497 (2007), finding that greenhouse gases fall within the Clean Air Act (CAA) definition of “air pollutant,” EPA was required to determine whether emissions of greenhouse gases “endanger” public health or welfare. In April 2009, EPA proposed a finding of such endangerment and has announced plans to soon finalize its proposed endangerment finding. Consistent with its endangerment finding, in September 2009, EPA proposed regulations to control greenhouse gas emissions from light duty vehicles. EPA also announced that its action to control greenhouse gas emissions from light duty vehicles automatically triggers application of the CAA prevention of significant deterioration and Title V operating permit program to major stationary sources of greenhouse gas emissions. Thus, in September 2009, EPA issued a proposed “tailoring” rule explaining how it would implement the CAA permitting programs to major stationary source greenhouse gas emission sources. In September 2009, EPA also adopted a mandatory greenhouse gas reporting rule which will assist EPA in implementing the major stationary source permitting programs triggered by the mobile source rules. EPA’s rules may become final and effective even if Congress adopts new legislation addressing emissions of greenhouse gases. Finally, in September 2009, the United States Court of Appeals for the Second Circuit issued its decision in Connecticut v. AEP allowing plaintiffs claims that public utilities greenhouse gas emissions created a “public nuisance” to go to trial over defendants objections based upon political question, preemption and lack of standing. This case exposes other significant emission sources of greenhouse gases to similar litigation risk. This effect of this recent caselaw may be mitigated by Congress’s adoption of greenhouse gas legislation and, or, EPA’s final adoption of greenhouse gas emission standards.
     Other nations have already agreed to regulate emissions of greenhouse gases, pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” an international treaty pursuant to which participating countries (not including the United States) have agreed to reduce their emissions of greenhouse gases to below 1990 levels by 2012. International negotiations are currently underway to develop a new agreement, with the participation of the United States. International developments, passage of state or federal climate control legislation or other regulatory initiatives, the adoption of regulations by the EPA and analogous state agencies that restrict emissions of greenhouse gases in areas in which Chaparral conducts business, or further development of caselaw allowing claims based upon greenhouse gas emissions, could have an adverse effect on our operations and demand for oil and natural gas.
Potential legislative and regulatory actions could increase our costs, reduce our revenue and cash flow from oil and natural gas sales, reduce our liquidity or otherwise alter the way we conduct our business.
     Pending federal budget proposals would potentially increase and accelerate the payment of federal income taxes of independent producers of oil and natural gas. Proposals that would significantly affect us would repeal the expensing of intangible drilling costs, repeal the percentage depletion allowance, repeal the manufacturing tax deduction for oil and natural gas companies and increase the amortization period of geological and geophysical expenses. These changes, if enacted, will make it more costly for us to explore for and develop our oil and natural gas resources.
     The U.S. Congress is considering measures aimed at increasing the transparency and stability of the over-the-counter (OTC) derivative markets and preventing excessive speculation. We maintain an active price and basis protection hedging program related to the oil and natural gas we produce. Additionally, we have used the OTC market exclusively for our oil and natural gas derivative contracts and rely on our hedging activities to manage the risk of low commodity prices and to predict with greater certainty the cash flow from our hedged production. Proposals being considered would impose clearing and standardization requirements for all OTC derivatives and restrict trading positions in the energy futures markets. Such changes would likely materially reduce our hedging opportunities and could negatively affect our revenues and cash flow during periods of low commodity prices.
We may not be able to borrow the full amount of the borrowing base under our revolving credit facility because of the amount of our EBITDA. The inability to fully borrow funds up to our borrowing base could reduce our capital expenditures.
     As of September 30, 2009, our borrowing base under our revolving credit facility was $175.0 million. As of the same date, we had outstanding advances under the revolving credit facility of $140.0 million, leaving an aggregate availability under our revolver of $35.0 million. However, because of the amount of our EBITDA, the financial covenants set forth in our credit facility would have limited us to additional borrowings under our revolving credit facility as of September 30, 2009 of $23.3 million. We will be unable to borrow the full amount of our borrowing base until our EBITDA for the preceding four fiscal quarters equals or exceeds $63.6 million. Our inability to borrow the full amount of our borrowing base under our revolving credit facility could reduce our capital expenditures.

          Reference is also made to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2008, for a discussion of other risk factors which are the known, material risks that could affect our business and our results of operations.
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

RAM ENERGY RESOURCES, INC.
November 5, 2009	By: /s/ Larry E. Lee
Name: Larry E. Lee
Title: Chairman, President and Chief Executive Officer

November 5, 2009	By: /s/ G. Les Austin
Name: G. Les Austin
Title: Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(13) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Amended Specimen Warrant Certificate.	(12) [4.3]

4.4	Amended Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(12) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006. *	(9) [10.1]

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(17) [10.6.2]

10.6.3	Third Amendment to Employment Agreement of Larry E. Lee, dated December 30, 2008.*	(20) [10.6.3]

10.6.4	Fourth Amendment to Employment Agreement of Larry E. Lee dated March 24, 2009.*	(21) [10.6.4]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

10.12.1	First Amendment to RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(18) [Exhibit A]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(11) [10.14]

10.13.1	First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent, dated as of August 8, 2007.	(14) [10.13.1]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	(14) [10.15]

10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	(15) [2.1]

10.17	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.1]

10.17.1	First Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(22) [10.17.1]

10.17.2	Second Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(23)[10.17.2]

10.18	Description of Compensation Arrangement with G. Les Austin.*	(19) [10.18]

10.18.1	First Amendment to Employment Agreement of G. Les Austin, dated December 30, 2008.*	(20) [10.18.1]

10.19	Change in Control Separation Benefit Plan of RAM Energy Resources, Inc. and Participating Subsidiaries.*	(22) [10.19]

31.1	Rule 13(A) — 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682) dated April 14, 2008, as the exhibit number indicated in the brackets and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to Registrant’s Form 8-K filed January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to Registrant’s Form 8-K filed March 25, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to Registrant’s Form 8-K filed July 2, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.