Form 10-K/A
period 2008-12-31
RAM ENERGY RESOURCES INC
filed 2009-12-04
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment to our Annual Report on Form 10-K for the year ended December 31, 2008 (Form 10-K/A), primarily to restate impairment expense, depreciation and amortization, income taxes and related disclosures and oil and natural gas reserves for the year ended December 31, 2008.

Our estimate of proved oil and natural gas reserves for the year ended December 31, 2008 understated the future net revenues from proved oil and natural gas properties discounted at 10%, or PV-10 Value, by $10.7 million and overstated our estimated net proved reserves by 1.4 MMBoe, resulting in an overstatement of impairment expense, depreciation and amortization expense and income tax benefit on our financial statements for the year ended December 31, 2008. As a result, adjustments were made to our 2008 consolidated financial statements and accompanying notes. These adjustments are included in this Form 10-K/A. In addition, in order to correct the effects of these errors in subsequent filings, we are concurrently filing a Form 10-Q/A for the quarterly period ended March 31, 2009, a Form 10-Q/A for the quarterly period ended June 30, 2009 and a Form 10-Q/A for the quarterly period ended September 30, 2009.

The changes resulting from these adjustments result in a decrease in our net loss at December 31, 2008 of $8.1 million, or $0.11 per share, a decrease in impairment expense of $12.6 million, a decrease in depreciation and amortization expense of $0.2 million and a decrease in income tax benefit of $4.7 million. The effects of the restatement on our consolidated financial statements as of December 31, 2008 and the year then ended, are described in Note A to the consolidated financial statements. The effects of the changes to our crude oil and natural gas reserve estimates are described in Note A.20 to the consolidated financial statements.

Our management and the audit committee of our Board of Directors have determined that the errors in our estimate of proved oil and natural gas reserves resulted from a material weakness in our internal controls over financial reporting. For a description of the material weakness identified by management and the actions taken by management to remediate such weakness, see “ Part II – Item 9A – Controls and Procedures.”

For the convenience of the reader, we are re-filing our Form 10-K originally filed March 12, 2009 (the Original Report), in its entirety in this Form 10-K/A. This Form 10-K/A continues to speak as of the date of the Original Report and other than with respect to changes resulting from the correction to our reserve report described above, the restatement of our financial statements and other financial information as described above does not reflect events occurring after the filing of the Original Report. The financial and other information contained in the Original Report should no longer be relied upon.

The following items have been amended from the original report to reflect the impact of the restatements described above:

PART I	Item 1. Business
PART I	Item 1A. Risk Factors
PART I	Item 2. Properties
PART II	Item 6. Selected Financial Data
PART II	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II	Item 8. Financial Statements and Supplementary Data
PART II	Item 9A. Controls and Procedures
PART IV	Item 15. Exhibits and Financial Statement Schedules
PART IV	Signatures

RAM ENERGY RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business

Overview

We have included definitions of technical terms important to an understanding of our business under “Glossary of Oil and Natural Gas Terms.”

Unless the context otherwise requires, all references in this report to “RAM Energy Resources,” “our,” “us,” and “we” refer to RAM Energy Resources, Inc. (formerly known as Tremisis Energy Acquisition Corporation) and its subsidiaries, as a combined entity. All references in this report to “RAM Energy” refer to our wholly owned subsidiary RAM Energy, Inc. and its subsidiaries, and to “Ascent” or “Ascent Energy” refer to Ascent Energy Inc. and its subsidiaries as and when acquired by us in November 2007. Unless the context otherwise requires, the information contained in this report gives effect to the May 8, 2006 consummation of the merger of RAM Energy Acquisition, Inc., our wholly owned subsidiary, with and into RAM Energy, and the change of our name from Tremisis Energy Acquisition Corporation to RAM Energy Resources, Inc., which transactions are collectively called the “RAM Energy acquisition,” and to our November 29, 2007 acquisition of Ascent Energy, which we refer to as the “Ascent acquisition.” See “Item 2. Properties—Ascent Acquisition” for a discussion of the merger. As used in this report, Modified EBITDA refers to net income (loss) before interest expense, amortization and depreciation, accretion, income taxes, share-based compensation, impairment charges, settlement charges and unrealized gains (losses) on derivatives.

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

At December 31, 2008, our estimated net proved reserves were 34.8 MMBoe, of which approximately 41% were crude oil, 47% were natural gas, and 12% were natural gas liquids, or NGLs. The PV-10 Value of our proved reserves was approximately $322.1 million based on benchmark prices as of December 31, 2008, which were $44.60 per Bbl of oil and $5.71 per MMBtu of natural gas. For more information regarding our PV-10 Value, including a reconciliation to the standardized measure of discounted future net cash flows relating to our estimated proved reserves, see Item 2. “Properties – Oil and Natural Gas Reserves.” At December 31, 2008, our proved developed reserves comprised 62% of our total proved reserves.

At December 31, 2008, we owned interests in approximately 4,000 wells and were the operator of leases upon which approximately 3,000 of these wells are located. The PV-10 Value attributable to our interests in the properties we operate represented approximately 89% of our aggregate PV-10 Value as of December 31, 2008. We also own a drilling rig, various gathering systems, a natural gas processing plant, service rigs and a supply company that service our properties.

During the twelve months ended December 31, 2008, we drilled or participated in the drilling of 90 wells on our oil and natural gas properties, 82 of which were successfully completed as producing wells, one of which was a dry hole well and seven of which were either drilling or waiting to be completed at the end of that period. For the twelve months ended December 31, 2008, we generated Modified EBITDA of $103.6 million from production averaging nearly 7,000 Boe per day. For more information regarding our Modified EBITDA, including a reconciliation to our net income (loss), see Item 6. “Selected Consolidated Financial Data.”

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

•

Balanced Oil and Natural Gas Production. At year-end 2008, approximately 41% of our estimated proved reserves were oil, 47% were natural gas and 12% were NGLs. We believe this balanced commodity mix, combined with our prudent use of derivative contracts, will provide sufficient diversification of sources of cash flow and will lessen the risk of significant and sudden decreases in revenue from localized or short-term commodity price movements.

•

Operating Efficiency and Control. We currently operate wells that represent approximately 89% of our aggregate PV-10 Value at December 31, 2008. Our high degree of operating control allows us to control capital allocation and expenses and the timing of additional development and exploitation of our producing properties.

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

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. The following are the known, material risks that could affect our business and our results of operations.

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

We use the full cost method of accounting for our investment in oil and natural gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves are capitalized into a “full cost pool.” Capitalized costs in the pool are amortized and charged to operations using the units-of-production method based on the ratio of current production to total proved oil and natural gas reserves. To the extent that such capitalized costs, net of amortization, exceed the after tax present value of estimated future net revenues from our proved oil and natural gas reserves (using a 10% discount rate) at any reporting date, such excess costs are charged to operations. In the current year, we recorded a $269.4 million charge for the impairment of our oil and natural gas properties. This writedown is not reversible at a later date, even if the present value of our proved oil and natural gas reserves increases as a result of an increase in oil or natural gas prices. Further price declines could result in additional impairments of asset value.

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

The following table summarizes our estimated proved oil and gas reserves by area as of December 31, 2008 (As Restated) and our average daily production by area for calendar year 2008.

	Average Daily Production Boe	Oil MBbls	Gas MMcf	NGL MBbls	Equivalent MBoe	Percent of proved reserves
Developing Fields	2,170	493	46,387	2,723	10,947	31%
Mature Oil Fields	3,375	12,095	6,216	415	13,547	39%
Mature Gas Fields	1,452	1,697	44,349	1,187	10,275	30%

	6,997	14,285	96,952	4,325	34,769	100%

Developing Fields

The average daily production from our developing fields averaged 2,170 Boe per day (31.0% of the company total daily production) in 2008. We drilled a total of 23.0 gross wells (17.0 net) in 2008 and completed 100% as producers. Our drilling activity targeted the Vicksburg sands in South Texas, the Barnett Shale in North Texas, and the Devonian Shale in West Virginia. As of December 31, 2008, the proved reserves in our developing fields are 10.9 million Boe and account for 31% of our total proved reserves. The most significant fields within the developing fields group are noted as follows.

South Texas. During 2008, our net daily production from our South Texas properties averaged 1,625 Boe per day. We participated in drilling 3.0 gross (3.0 net) wells in our La Copita field in Star County, Texas and 2.0 gross (2.0 net) wells in the West Lissie field in Wharton County, TX. All completions were successful and flowing gas at initial daily rates ranging from 250 Boe per day to over 500 Boe per day from the Vicksburg formation in Star County and over 67 Boe per day from the Wilcox formation in Wharton County, Texas. Our 2008 drilling program in the La Copita field added another 12 new proved undeveloped locations to our drilling inventory. The South Texas properties make up 25% (8.8 million Boe) of our total proved reserves and 80% of our reserves in our developing fields category. We operate 100% of these wells. We plan to drill 4.0 gross (3.5 net) Vicksburg wells in 2009 and 1.0 gross (1.0 net) Wilcox well in 2009.

Barnett Shale—Jack and Wise Counties Texas. We participated in drilling 7.0 gross wells (3.2 net) in 2008 on our Tier 1 Barnett Shale acreage in Wise and Jack Counties in the Fort Worth Basin of North Texas. All of these Barnett Shale wells were completed as producers for a 100% success rate. The average 2008 net daily production rate was 515 Boe per day (approximately 7% of our company’s 2008 average daily production). We have a large acreage position within a Participation Agreement with Devon Energy Corporation in which we have the right to participate with a 36% working interest in all wells proposed in the contract area. A total of 19.0 gross (7.0 net) wells have been drilled since the inception of the agreement. As of December 31, 2008 we estimated our proved reserves in our Tier 1 Barnett Shale area to be 2.1 million Boe, or 6% of our total proved reserves.

Mature Oil Fields

We produced an average of 3,375 Boe per day from our mature oil fields during 2008. Proved reserves as of December 31, 2008 were 13.5 million Boe (39% of our total proved reserves). Our mature oil fields are shallow oil fields that have historically exhibited very dependable production performance and have sizable long life reserves.

Northeast Fitts and Allen Field. During 2008, we participated in the drilling of 8.0 gross (7.2 net) infill wells in Pontotoc and Seminole Counties, Oklahoma. The North East Fitts field produces from shallow McAlester and Hunton formations at depths less than 4,250 feet. We are the operator of the units with approximately a 91% working interest. The North East Fitts field was waterflooded over time and we are evaluating the potential of re-establishing a more efficient injection profile to improve field production rates and ultimate recovery. The combined proved reserves from these two areas are 7.6 million Boe (22% of our total proved reserves).

Electra/Burkburnett Fields. We drilled a total of 42.0 gross (42.0 net) wells during 2008 in Wichita and Wilbarger Counties, Texas and we have drilled more than 250 wells in these fields since November 1, 2004. We are planning on drilling another 45.0 gross (45.0 net) wells in 2009 and have a large inventory of more than 100 drilling locations. We own our own drilling rig and pulling units deployed exclusively for operations in these fields, and employ approximately 80 field personnel. At the same time we continue to ramp up our drilling program we are focusing on decreasing our cost to operate. We are also keying on low cost investment opportunities to achieve improved production performance such as recompletions, workovers, and improving water injection performance. As of December 31, 2008, the estimated proved reserves in these fields are 5.2 million Boe (15% of our total proved reserves).

Mature Gas Fields

We participated in drilling 14.0 gross (2.9 net) wells in our mature gas fields in 2008. The average daily production was 1,452 Boe per day during 2008, and the proved reserves are 10.3 million Boe (30% of our total proved reserves). The proved reserves in our Boonsville field in Jack and Wise Counties, TX are estimated at 2.0 million Boe (6% of our total proved reserves). We also have production in the Lake Enfermer field in Lafourche Parish, Louisiana. Our Louisiana reserves total 3.8 million Boe (11 % of our total proved reserves). Multiple recompletions are budgeted in the immediate future as we attempt to improve production.

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

Oil and Natural Gas Reserves

At December 31, 2008, our estimated net proved reserves were 34.8 million Boe, of which 41% were crude oil, 47% were natural gas, and 12% were NGLs, with a PV-10 Value of approximately $322.1 million before income taxes. Our estimated proved developed reserves comprised 62% of our total proved reserves, and our reserve life for total proved reserves is approximately 14 years.

The following table summarizes the estimates of our historical net proved reserves and the related present values of such reserves at the dates shown. The reserve and present value data for our oil and natural gas properties as of December 31, 2008 was based upon reserve reports prepared by the independent petroleum engineering firms of Williamson Petroleum Consultants, Inc. and Forrest A. Garb & Associates, with the adjustments to estimated reserve quantities and PV-10 Value described in this Form 10-K/A.

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

	As of December 31,
	2008 As Restated	2007	2006
Reserve Data:

Proved developed reserves:
Oil (MBbls)	9,235	13,552	6,954
Natural gas (MMcf)	57,635	50,990	26,888
Natural gas liquids (MBbls)	2,705	2,565	1,671
Total (MBoe)	21,546	24,615	13,106
PV-10 Value (in thousands)	$233,061	$593,300	$192,045

	As of December 31,
	2008 As Restated	2007	2006

Proved reserves:
Oil (MBbls)	14,285	19,544	10,796
Natural gas (MMcf)	96,952	93,358	33,199
Natural gas liquids (MBbls)	4,325	4,271	2,123
Total (MBoe)	34,769	39,375	18,452
PV-10 Value (in thousands)	$322,131	$911,549	$269,892

Prices used in calculating PV-10 Value:
$/Bbl (Oil)	$44.15	$93.90	$58.74
$/Mcf	$5.33	$7.00	$5.51
$/Bbl (NGL)	$23.59	$54.69	$36.51

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

The standardized measure of discounted future net cash flows relating to our estimated proved oil and natural gas reserves at December 31 is summarized as follows:

	Year ended December 31,
	2008 As Restated	2007	2006
	(in thousands)
Future cash inflows	$1,253,537	$2,722,099	$894,626
Future production costs	(472,191)	(824,576)	(356,961)
Future development costs	(145,086)	(146,734)	(48,605)
Future income tax expenses	(103,434)	(574,169)	(158,602)

Future net cash flows	532,826	1,176,620	330,458
10% annual discount for estimated timing of cash flows	(248,373)	(578,225)	(150,717)

Standardized measure of discounted future net cash flows	$284,453	$598,395	$179,741

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

	At December 31,
	2008 As Restated	2007	2006
	(in thousands)
PV-10 Value	$322,131	$911,549	$269,892
Future income taxes	(103,434)	(574,169)	(158,602)
Discount of future income taxes at 10% per annum	65,756	261,015	68,451

Standardized Measure	$284,453	$598,395	$179,741

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

	Year ended December 31,
	2008 As Restated	2007 (1)	2006
Production volumes:
Oil (MBbls)	1,187	774	752
Natural gas liquids (MBbls)	354	184	143
Natural gas (MMcf)	6,082	2,785	2,365
Total (MBoe)	2,554	1,422	1,290

Average realized prices (before effects of derivative contracts):
Oil (per Bbl)	$98.59	$71.11	$63.82
Natural gas liquids (per Bbl)	50.24	49.16	40.33
Natural gas (per Mcf)	7.87	6.40	6.02
Total per Boe	71.52	57.60	52.74

Effect of settlement of derivative contracts:
Oil (per Bbl)	$(8.84)	$(4.35)	$(5.78)
Natural gas liquids (per Bbl)	—	—	—
Natural gas (per Mcf)	—	.25	(.13)
Total per Boe	(4.10)	(1.88)	(3.61)

Average realized prices (after effects of derivative contracts):
Oil (per Bbl)	$89.75	$66.77	$58.04
Natural gas liquids (per Bbl)	50.24	49.16	40.33
Natural gas (Per Mcf)	7.87	6.65	5.89
Total per Boe	67.42	55.72	49.13

Expenses (per Boe):
Oil and natural gas production taxes	$4.10	$3.43	$2.58
Oil and natural gas production expenses	14.89	15.18	14.16
Amortization of full cost pool	17.89	12.86	9.77
General and administrative	7.95	8.36	7.21
Impairment	105.66	—	—

(1)	Includes data with respect to Ascent Energy from November 29, 2007 through December 31, 2007.

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

	Year ended December 31,
	2008 As Restated	2007 (1)	2006
Proved reserves acquired/discovered (MBoe)	4,984	19,973	2,973

Total cost per Boe of reserves acquired/discovered	$17.00	$17.26	$9.47

(1)	Includes data with respect to Ascent properties from November 29, 2007 to December 31, 2007.

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

Selected Financial Data

(in thousands, except share data)

	Year Ended December 31,
	2008 As Restated	2007 (1)	2006	2005	2004 (2)
Revenues and Other Operating Income:
Oil sales	$117,036	$55,000	$48,013	$42,322	$6,698
Natural gas sales	47,884	17,830	14,232	17,728	307
Natural gas liquids sales	17,770	9,047	5,770	6,193	10,970
Realized losses on derivatives	(10,472)	(2,669)	(4,650)	(5,393)	(870)
Unrealized gains (losses) on derivatives	33,257	(10,056)	6,239	(6,302)	77
Gain on sale of subsidiary	—	—	—	—	12,139
Gain on sale assets	10	61	142	—	—
Other	372	427	498	851	338

Total revenues and other operating income	205,857	69,640	70,244	55,399	29,659
Operating Expenses:
Oil and natural gas production taxes	10,480	4,869	3,329	3,320	1,263
Oil and natural gas production expenses	38,030	21,574	18,266	16,099	3,600
Depreciation and amortization	46,512	18,948	13,252	12,972	3,273
Accretion expense	2,207	704	535	510	78
Impairment	269,886	—	—	—	—
Share-based compensation	2,563	989	2,308	—	—
General and administrative, net of operator’s overhead fees	20,305	11,891	9,300	8,610	6,601

Total operating expenses	389,983	58,975	46,990	41,511	14,815

Operating income (loss)	(184,126)	10,665	23,254	13,888	14,844
Other Income (Expense):
Interest expense	(24,182)	(20,757)	(17,050)	(12,614)	(5,070)
Interest income	208	1,047	309	75	35
Other expense	(13,536)	(57)	—	—	—

Income (Loss) Before Income Taxes	(221,636)	(9,102)	6,513	1,349	9,809
Income Tax Provision (Benefit)	(91,683)	(7,852)	1,465	806	3,733

Net income (loss)	$(129,953)	$(1,250)	$5,048	$543	$6,076

(1)	We acquired Ascent Energy Inc. in November 2007.
(2)	We acquired WG Energy Holdings, Inc. in December 2004.

Selected Financial Data (continued)

(in thousands, except share data)

	Year Ended December 31,
	2008 As Restated	2007 (1)	2006	2005	2004 (2)
Net income (loss) per share attributable to common stockholders—basic	$(1.84)	$(0.03)	$0.16	$0.02	$0.20

Cash dividends per share	$—	$—	$0.02	$0.05	$0.04
Earnings (loss) per share:
Basic	$(1.84)	$(0.03)	$0.16	$0.02	$0.20
Diluted	(1.84)	(0.03)	0.16	0.02	0.20
Weighted average shares outstanding:
Basic	70,629,452	41,240,021	30,808,065	26,492,286	29,706,104
Diluted	70,629,452	41,240,021	32,105,885	26,492,286	29,706,104

Statement of Cash Flow Data
Cash provided by (used in):
Operating activities	$74,454	$17,042	$29,660	$18,359	$1,793
Investing activities	(82,568)	(241,192)	(25,317)	(12,554)	(64,852)
Financing activities	1,405	224,302	2,308	(6,910)	62,116

Other Data
Capital expenditures (3)	$84,723	$344,795	$28,145	$13,528	$102,719
Modified EBITDA	103,641	42,352	33,419	33,747	$18,153

	As of December 31,
	2008 As Restated	2007 (1)	2006	2005	2004 (2)

Balance Sheet Data
Total assets	$403,964	$580,242	$161,725	$143,276	$140,324
Long-term debt, including current portion	250,696	335,747	132,237	112,846	117,344
Stockholders’ equity (deficit)	57,840	98,698	(27,895)	(20,769)	(19,912)

(1)	We acquired Ascent Energy Inc. in November 2007.
(2)	We acquired WG Energy Holdings, Inc. in December 2004.
(3)	Includes costs of acquisitions.

Our Modified EBITDA is determined by adding the following to net income (loss): interest expense, amortization and depreciation, accretion, income taxes, share-based compensation, impairment charges, settlement charges and unrealized gains (losses) on derivatives. The table below reconciles Modified EBITDA to net income (loss).

We present Modified EBITDA because we believe that it provides useful information regarding our continuing operating results. We rely on Modified EBITDA as a measure to review and assess our operating performance with corresponding periods, and as an assessment of our overall liquidity and our ability to meet our debt service obligations.

We believe that Modified EBITDA is useful to investors to provide disclosure of our operating results on the same basis as that used by our management. We also believe that this measure can assist investors in comparing our performance to that of other companies on a consistent basis without regard to certain items that do not directly affect our ongoing operating performance or cash flows. Modified EBITDA, which is not a financial measure under generally accepted accounting principles, or GAAP, has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flows statement data prepared in accordance with GAAP. Because of these limitations, Modified EBITDA should neither be considered as a measure of discretionary cash available to us to invest in the growth of our business, nor as a replacement for net income. We compensate for these limitations by relying primarily on our GAAP results and using Modified EBITDA as supplemental information.

	Year ended December 31,
	2008 As Restated	2007	2006	2005	2004
	(in thousands)
Reconciliation of Modified EBITDA to net income (loss):
Net income (loss)	$(129,953)	$(1,250)	$5,048	$543	$6,076
Plus: Interest expense	24,182	20,757	17,050	12,614	5,070
Plus: Amortization and depreciation expense	46,512	18,948	13,252	12,972	3,273
Plus: Accretion expense	2,207	704	535	510	78
Plus: Income tax expense (benefit)	(91,683)	(7,852)	1,465	806	3,733
Plus: Share-based compensation	2,563	989	2,308	—	—
Plus: Impairment charges	269,886	—	—	—	—
Plus: Settlement charge	13,184	—	—	—	—
Plus: Unrealized (gain) loss on derivatives	(33,257)	10,056	(6,239)	6,302	(77)

Modified EBITDA	$103,641	$42,352	$33,419	$33,747	$18,153

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the Ceiling Limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the Ceiling Limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. At December 31, 2008, the net book value of our oil and natural gas properties exceeded the Ceiling Limitation resulting in reduction in the carrying value of our oil and natural gas properties by $269.4 million, $171.6 million net of tax.

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

Results of Operations

Year Ended December 31, 2008 (As Restated) Compared to the Year Ended December 31, 2007

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

Amortization and Depreciation Expense. Our amortization and depreciation expense increased $27.6 million, or 145%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase was a result of higher capitalized costs due to our acquisition of Ascent Energy in November 2007. On an equivalent basis, our amortization of the full-cost pool of $45.7 million was $17.89 per Boe for the year ended December 31, 2008, an increase per Boe of 39% compared to $18.3 million, or $12.86 per Boe for the year ended December 31, 2007. This rate increase per Boe resulted from our recording of the Ascent reserves at their acquisition cost in connection with the merger.

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

Impairment Charge. We incurred a $269.4 million impairment on the carrying value of our oil and gas properties during 2008. We also incurred a $0.5 million impairment on the carrying value of our inventory. The impairment of our oil and gas properties was primarily due to a reduction in the estimated present value of future net revenues from our proved oil and gas reserves resulting from a significant decline in commodity prices during the fourth quarter of 2008.

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

Income Taxes. For the year ended December 31, 2008, we recorded an income tax benefit of $91.7 million, on a pre-tax loss of $221.6 million. Included in this income tax benefit is a $6.9 million decrease resulting from the reversal of an uncertain tax position and related accrued interest. For the year ended December 31, 2007, our income tax benefit was $3.3 million, on a pre-tax loss of $9.1 million. We also reduced income tax by $4.6 million in the 2007 period to reverse a deferred tax position in our 2003 federal income tax return. Excluding the reversal of the uncertain tax position, the effective tax rate was 38.3% for the year ended December 31, 2008 and 36.3% for the year ended December 31, 2007.

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

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $0.2 million and $37.7 million was available under our revolving credit facility. At that date, we had $250.7 million of indebtedness outstanding, including $250.4 million under our credit facility, and $0.3 million in other indebtedness. In addition, we had $0.3 million utilized by outstanding letters of credit. As of December 31, 2008, we had an accumulated deficit of $158.9 million and a working capital deficit of $3.0 million.

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

Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net income (loss), adjustments to reconcile net income to cash provided (used) before changes in working capital, and changes in working capital. For the year ended December 31, 2008, our net loss was $130.0 million, as compared to a net loss of $1.3 million for the year ended December 31, 2007. Adjustments (primarily non-cash items such as asset impairment charge, depreciation and amortization, unrealized gain or loss on derivatives, deferred income taxes and legal contingency expense) were $210.3 million for the year ended December 31, 2008 compared to $24.9 million for the year of 2007, an increase of $185.4 million. Asset impairment charge, depreciation and amortization and legal contingency expense offset by change in unrealized (gains) losses and deferred income taxes caused most of this increase. Working capital changes for the year ended December 31, 2008 were a negative $5.9 million compared with negative changes of $6.6 million for the year ended December 31, 2007. For the year ended December 31, 2008, in total, net cash provided by operating activities was $74.5 million compared to $17.0 million of net cash provided by operations for the previous year.

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

As discussed in Note A, the accompanying consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RAM Energy Resources, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 (except for the effect of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (Restated), as to which the date is December 4, 2009) expressed an adverse opinion on the effective operation of the Company’s internal control over financial reporting.

/s/    UHY LLP

Houston, Texas

March 11, 2009 (except for the effect of

the restatement discussed in Note A, as to

which the date is December 4, 2009)

RAM Energy Resources, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2008 As Restated	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164	$6,873
Cash, restricted	16,000	—
Accounts receivable:
Oil and natural gas sales, net of allowance of $50 ($287 at December 31, 2007)	8,702	15,136
Joint interest operations, net of allowance of $515 ($428 at December 31, 2007)	818	687
Income taxes	—	58
Other, net of allowance of $35 ($26 at December 31, 2007)	4,045	2,180
Derivative assets	21,006	—
Prepaid expenses	2,330	1,928
Deferred tax asset	—	3,786
Other current contingencies	2,816	—
Other current assets	4,141	842

Total current assets	60,022	31,490

PROPERTIES AND EQUIPMENT, AT COST:
Proved oil and natural gas properties and equipment, using full cost accounting	683,341	573,470
Unevaluated oil and natural gas properties	—	26,895
Other property and equipment	9,460	8,787

	692,801	609,152
Less accumulated depreciation, amortization and impairment	(383,476)	(67,529)

Total properties and equipment	309,325	541,623
OTHER ASSETS:
Deferred tax asset	24,018	—
Derivative assets	4,531	—
Deferred loan costs, net of accumulated amortization of $1,282 ($4,540 at December 31, 2007)	4,015	5,135
Other	2,053	1,994

Total assets	$403,964	$580,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$26,370	$11,121
Oil and natural gas proceeds due others	7,218	7,800
Other	982	1,402
Accrued liabilities:
Compensation	2,893	3,807
Interest	865	3,794
Franchise taxes	1,300	1,286
Income taxes	399	203
Contingencies	16,000	—
Other	—	75
Deferred income taxes	5,779	—
Derivative liabilities	—	5,302
Asset retirement obligations	1,093	1,904
Long-term debt due within one year	160	29,231

Total current liabilities	63,059	65,925

OIL & NATURAL GAS PROCEEDS DUE OTHERS	2,523	2,383
DERIVATIVE LIABILITIES	—	3,073
LONG-TERM DEBT	250,536	306,516
DEFERRED INCOME TAXES	—	71,051
ASSET RETIREMENT OBLIGATIONS	29,106	25,741
UNCERTAIN TAX POSITIONS	—	6,855
COMMITMENTS AND CONTINGENCIES	900	—

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 79,423,574 and 60,842,836, shares issued, 78,532,134 and 59,971,945 shares outstanding at December 31, 2008 and 2007, respectively	8	6
Additional paid-in capital	220,800	131,625
Treasury stock—891,440 shares (889,666 shares at December 31,2007) at cost	(4,027)	(3,945)
Accumulated deficit	(158,941)	(28,988)

Stockholders’ equity	57,840	98,698

Total liabilities and stockholders’ equity	$403,964	$580,242

The accompanying notes are an integral part of these consolidated financial statements.

RAM Energy Resources, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Years ended December 31,
	2008 As Restated	2007	2006
REVENUES AND OTHER OPERATING INCOME:
Oil and natural gas sales
Oil	$117,036	$55,000	$48,013
Natural gas	47,884	17,830	14,232
NGLs	17,770	9,047	5,770
Realized losses on derivatives	(10,472)	(2,669)	(4,650)
Unrealized gains (losses) on derivatives	33,257	(10,056)	6,239
Gain on sale of assets	10	61	142
Other	372	427	498

Total revenues and other operating income	205,857	69,640	70,244
OPERATING EXPENSES:
Oil and natural gas production taxes	10,480	4,869	3,329
Oil and natural gas production expenses	38,030	21,574	18,266
Depreciation and amortization	46,512	18,948	13,252
Accretion expense	2,207	704	535
Impairment	269,886	—	—
Share-based compensation	2,563	989	2,308
General and administrative, overhead and other expenses, net of operator’s overhead fees	20,305	11,891	9,300

Total operating expenses	389,983	58,975	46,990

Operating income (loss)	(184,126)	10,665	23,254
OTHER INCOME (EXPENSE):
Interest expense	(24,182)	(20,757)	(17,050)
Interest income	208	1,047	309
Other expense	(13,536)	(57)	—

INCOME (LOSS) BEFORE INCOME TAXES	(221,636)	(9,102)	6,513
INCOME TAX PROVISION (BENEFIT)	(91,683)	(7,852)	1,465

Net income (loss)	$(129,953)	$(1,250)	$5,048

BASIC EARNINGS (LOSS) PER SHARE	$(1.84)	$(0.03)	$0.16

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	70,629,452	41,240,021	30,808,065

DILUTED EARNINGS (LOSS) PER SHARE	$(1.84)	$(0.03)	$0.16

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	70,629,452	41,240,021	32,105,885

The accompanying notes are an integral part of these consolidated financial statements.

RAM Energy Resources, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years ended December 31, 2008, 2007, and 2006

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit As Restated	Stockholders’ Equity (Deficit) As Restated
	Shares	Amount		Shares	Amount
BALANCE, January 1, 2006	26,492,286	$2	$94	—	$—	$(20,865)	$(20,769)
Net income	—	—	—	—	—	5,048	5,048
Dividends declared	—	—	—	—	—	(500)	(500)
Stock redemption & cancellation	(892,286)	—	(93)	—	—	(9,699)	(9,792)
Net cost of acquisition, less cash acquired, May 8, 2006	7,700,000	1	(1)	—	—	(422)	(422)
Repurchase of stock	—	—	—	837,275	(3,768)	—	(3,768)
Share-based compensation	976,805	—	2,308	—	—	—	2,308

BALANCE, December 31, 2006	34,276,805	3	2,308	837,275	(3,768)	(26,438)	(27,895)
Long term incentive plan grants	300,262	—	—	—	—	—	—
Long term incentive plan forefeitures	(18,775)	—	—	—	—	—	—
Adoption of FIN 48 (uncertain tax positions)	—	—	—	—	—	(1,300)	(1,300)
Net loss	—	—	—	—	—	(1,250)	(1,250)
Issuance of shares for cash, net of costs	7,500,000	1	27,365	—	—	—	27,366
Issuance of shares relating to merger with Ascent Energy, Inc.	18,783,344	2	96,908	—	—	—	96,910
Issuance of warrants relating to merger with Ascent Energy, Inc.	—	—	4,049	—	—	—	4,049
Warrants exercised	1,200	—	6	—	—	—	6
Repurchase of stock	—	—	—	52,391	(177)	—	(177)
Share-based compensation	—	—	989	—	—	—	989

BALANCE, December 31, 2007	60,842,836	6	131,625	889,666	(3,945)	(28,988)	98,698
Long term incentive plan grants	1,104,800	—	—	—	—	—	—
Long term incentive plan forefeitures	(141,393)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(129,953)	(129,953)
Warrants exercised	17,617,331	2	86,612	—	—	—	86,614
Repurchase of stock	—	—	—	1,774	(82)	—	(82)
Share-based compensation	—	—	2,563	—	—	—	2,563

BALANCE, December 31, 2008	79,423,574	$8	$220,800	891,440	$(4,027)	$(158,941)	$57,840

The accompanying notes are an integral part of these consolidated financial statements.

RAM Energy Resources, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2008 As Restated	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(129,953)	$(1,250)	$5,048
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	46,512	18,948	13,252
Amortization of deferred loan costs and Senior Notes discount	1,197	945	988
Write off of loan fees due to debt refinancing	—	2,435	1,055
Accretion expense	2,207	704	535
Impairment	269,886	—	—
Unrealized (gain) loss on derivatives	(33,257)	10,056	(6,239)
Deferred income taxes provision (benefit)	(92,318)	(9,165)	1,311
Other expense	13,184	—	—
Share-based compensation	2,563	989	2,308
Loss (gain) on disposal of other property, equipment and subsidiary	180	(61)	(142)
Undistributed losses on investment	165	57	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	4,168	(2,775)	1,012
Prepaid expenses and other assets	(4,283)	(117)	229
Accounts payable and proceeds due others	14,606	(3,626)	4,173
Accrued liabilities and other	(3,917)	(1,286)	6,025
Restricted cash	(16,000)	—	—
Income taxes payable	(46)	1,313	105
Asset retirement obligations	(440)	(125)	—

Total adjustments	204,407	18,292	24,612

Net cash provided by operating activities	74,454	17,042	29,660
INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(84,723)	(40,101)	(28,145)
Proceeds from sales of oil and natural gas properties	2,950	170	3,565
Payments for other property and equipment	(1,275)	(1,394)	(812)
Proceeds from sales of other property and equipment	23	71	461
Proceeds from sale of subsidiary, net of cash	308	—	—
Acquisition of Ascent, net of cash acquired	35	(199,726)	(4,187)
Cash acquired in reverse merger	—	—	3,801
Other investments	114	(212)	—

Net cash used in investing activities	(82,568)	(241,192)	(25,317)

FINANCING ACTIVITIES:
Payments on long-term debt	(175,306)	(921)	(88,094)
Proceeds from borrowings on long-term debt	90,253	199,508	107,443
Payments for deferred loan costs	(74)	(1,480)	(2,981)
Stock redemption	—	—	(9,792)
Stock repurchased	(82)	(177)	(3,768)
Common stock offering, net of direct costs	—	27,366	—
Warrants exercised	86,614	6	—
Dividends paid	—	—	(500)

Net cash provided by financing activities	1,405	224,302	2,308
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,709)	152	6,651
CASH AND CASH EQUIVALENTS, beginning of year	6,873	6,721	70

CASH AND CASH EQUIVALENTS, end of year	$164	$6,873	$6,721

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$682	$18	$124

Cash paid for interest	$25,813	$16,936	$10,080

DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest added to principal balance of credit facility	$—	$481	$2,848

Loan fees added to principal balance of credit facility	$—	$4,400	$—

Issuance of stock and warrants for Ascent merger	$—	$101,065	$—

Asset retirement obligations	$787	$16,140	$—

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

Under the full cost method the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the Ceiling Limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the Ceiling Limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. At December 31, 2008, the net book value of our oil and natural gas properties exceeded the Ceiling Limitation resulting in reduction in the carrying value of our oil and natural gas properties by $269.4 million. The after-tax effect of this reduction in 2008 was $171.6 million.

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

	2008 As Restated	2007	2006
Net income (loss)	$(129,953)	$(1,250)	$5,048

Weighted average shares – basic	70,629,452	41,240,021	30,808,065
Dilutive effect of unvested stock grants	—	—	78,864
Dilutive effect of warrants	—	—	1,218,956

Weighted average shares – dilutive	70,629,452	41,240,021	32,105,885

Basic earnings (loss) per share	$(1.84)	$(0.03)	$0.16

Diluted earnings (loss) per share	$(1.84)	$(0.03)	$0.16

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

20.	Restatement of Previously Reported Consolidated Financial Statements

Subsequent to filing the Company’s Form 10-K for the year ended December 31, 2008, the Company detected an error in the calculation of its crude oil and natural gas proved reserve estimates for the period ended December 31, 2008 resulting in an overstatement of impairment expense, depreciation and amortization expense and tax benefit for the fourth quarter of 2008. The reserve estimate error was primarily due to certain uneconomic properties not being excluded from the estimate of reserves. As a result of the error the Company understated future net revenues discounted at 10% by $10.7 million (unaudited) and overstated proved reserves by approximately 1.4 million barrels of oil equivalent (unaudited).

On November 24, 2009 management and the audit committee of the Company’s Board of Directors concluded that adjustment to the historical financial statements was required; therefore, the Company is re-filing its Form 10-K, originally filed on March 12, 2009 (the Original Report), in its entirety as Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2008. These adjustments to the financial statements are all non-cash.

The following tables show the effects of the adjustments made to the Company’s Consolidated Balance Sheets as of December 31, 2008 and its Consolidated Statements of Operations and Statements of Cash Flows for the year ended December 31, 2008.

Consolidated Balance Sheet line item (in thousands):

	As of December 31, 2008
	Previously Reported	Adjustments	As Restated
Accumulated depreciation, amortization and impairment	$(396,301)	$12,825	$(383,476)
Total properties and equipment	$296,500	$12,825	$309,325
Deferred tax asset	$28,724	$(4,706)	$24,018
Total assets	$395,845	$8,119	$403,964
Accumulated deficit	$(167,060)	$8,119	$(158,941)
Stockholders’ equity	$49,721	$8,119	$57,840
Total liabilities and stockholders’ equity	$395,845	$8,119	$403,964

Consolidated Statement of Operations line item (in thousands except per share amounts):

	For the year ended December 31, 2008
	Previously Reported	Adjustments	As Restated
Depreciation and amortization	$46,758	$(246)	$46,512
Impairment	$282,465	$(12,579)	$269,886
Total operating expenses	$402,808	$(12,825)	$389,983
Operating income (loss)	$(196,951)	$12,825	$(184,126)
Income (loss) before income taxes	$(234,461)	$12,825	$(221,636)
Income tax provision (benefit)	$(96,389)	$4,706	$(91,683)
Net income (loss)	$(138,072)	$8,119	$(129,953)
Basic earnings (loss) per share	$(1.95)	$0.11	$(1.84)
Diluted earnings (loss) per share	$(1.95)	$0.11	$(1.84)

Consolidated Statement of Cash Flows line item (in thousands):

	For the year ended December 31, 2008
	Previously Reported	Adjustments	As Restated
Net income (loss)	$(138,072)	$8,119	$(129,953)
Depreciation and amortization	$46,758	$(246)	$46,512
Impairment	$282,465	$(12,579)	$269,886
Deferred income tax benefit	$(97,024)	$4,706	$(92,318)

The reserve restatement resulted in the following revisions to our estimated proved reserves as of December 31, 2008:

Net Quantities of Estimated Proved Reserves (Unaudited):

	Previously Reported	Adjustments	As Restated
Oil (Thousand Barrels)	14,496	211	14,285
Gas (Million Cubic Feet)	102,512	5,560	96,952
Natural Gas Liquids (Thousand Barrels)	4,615	290	4,325
Equivalent Oil Barrel	36,196	1,427	34,769

See Note M for restated December 31, 2008 supplementary oil and gas reserve information.

B –  SIGNIFICANT ACQUISITIONS

1.	Ascent Energy Inc.

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

G – INCOME TAXES

The (provision) benefit for income taxes is comprised of (in thousands):

	Years Ended December 31,
	2008 As Restated	2007	2006
Current	$(912)	$(1,313)	$(154)
Deferred	92,595	9,165	(1,311)

Benefit (provision) for income tax expense	$91,683	$7,852	$(1,465)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The significant differences between pre-tax book income and taxable book income relate to non-deductible personal expenses, meals and entertainment expenses, state income taxes and previously unrecognized tax benefits.

The sources and tax effects of the differences are as follows (in thousands):

	Years Ended December 31,
	2008 As Restated	2007	2006
Income tax benefit (provision) at the federal statutory rate (34%)	$75,356	$3,039	$(2,214)
State income tax benefit, net of federal benefit	6,033	732	781
Meals and entertainment expense	(102)	(18)	(21)
Non-deductible dues	(33)	(13)	(17)
Previously unrecognized tax benefits	11,613	3,715	—
Interest on previously unrecognized tax benefits	(127)	363	—
Other	(1,057)	34	6

Income tax benefit (provision)	$91,683	$7,852	$(1,465)

The Company’s income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008 As Restated	2007

Deferred tax assets:
Current:
Derivative liabilities	$—	$3,483
Accrued expenses and other	2,672	1,752

Total current deferred tax assets	$2,672	$5,235
Valuation allowance	(81)	—

Net current deferred tax assets	$2,591	$5,235

Noncurrent:
Net operating loss carryforward	$33,735	$51,694
Accrued liabilities and other	4,326	6,378

	$38,061	$58,072
Valuation allowance	(1,150)	(19,409)

Net noncurrent deferred tax assets	$36,911	$38,663

Deferred tax liabilities:
Current:
Prepaid expenses and other	$(8,370)	$(134)

Total current deferred tax liability	(8,370)	(134)

Noncurrent:
Depreciable/depletable property, plant and equipment	$(13,072)	$(110,979)
Other	179	(50)

Total noncurrent deferred tax liabilities	$(12,893)	$(111,029)

Net noncurrent deferred tax liability	$(21,263)	$(111,163)

Net deferred tax asset (liability)	$18,239	$(67,265)

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

K – LIQUIDITY

As of December 31, 2008, the Company has an accumulated deficit of $158.9 million and a working capital deficit of $3.0 million. Management believes that borrowings currently available to the Company under the Company’s credit facilities ($37.7 million available at December 31, 2008) and anticipated cash flows from operations will be sufficient to satisfy its currently expected capital expenditures, working capital, and debt service obligations through 2009. The actual amount and timing of future capital requirements may differ materially from estimates as a result of, among other things, changes in product pricing and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of oil and natural gas properties or equity or debt securities. Management cannot assure that any such financing will be available on acceptable terms or at all.

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

The Company retains independent engineering firms to provide year-end estimates of the Company’s future net recoverable oil, natural gas and natural gas liquids reserves. The estimates of proved oil, natural gas and natural gas liquids reserves used to prepare the 2008 (subject to the adjustments described in Note A.20), 2007 and 2006 year-end consolidated financial statements were provided by Forrest A. Garb & Associates, Inc. and by Williamson Petroleum Consultants, Inc., both of which are independent petroleum consulting firms. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

Capitalized costs relating to oil and natural gas producing activities and related accumulated depreciation and amortization at December 31 are summarized as follows (in thousands):

	2008 As Restated	2007	2006
Proved oil and natural gas properties	$683,341	$573,470	$185,284
Unevaluated oil and natural gas properties	—	26,895	—
Accumulated depreciation, amortization and impairment	(378,445)	(63,480)	(45,203)

	$304,896	$536,885	$140,081

Costs incurred in oil and natural gas producing activities for the years ended December 31 are as follows (in thousands, except per equivalent oil barrel):

	2008 As Restated	2007	2006
Acquisition of proved properties	$10,091	$299,573	$4,476
Acquisition of unproved properties	2,691	24,642	705
Proceeds from sale of unproved properties	—	—	(3,565)
Development costs	57,084	12,921	18,475
Exploration costs	14,857	7,659	2,766
Exploration in progress	—	—	1,723
Sale of producing properties	(2,950)	(170)	—
Additional asset retirement obligation	2,051	17,328	—

	$83,824	$361,953	$24,580
Amortization rate per equivalent oil barrel	$17.89	$12.86	$9.78

Net quantities of proved and proved developed reserves of oil and natural gas, including condensate and natural gas liquids, are summarized as follows:

	Crude Oil (Thousand Barrels)	Natural Gas (Million Cubic Feet)	Natural Gas Liquids (Thousand Barrels)
December 31, 2005	11,199	34,234	1,891
Extensions and discoveries	2,087	2,622	2
Sales of reserves in place	—	—	—
Purchases of reserves in place	126	1,928	—
Revisions of previous estimates	(1,864)	(3,220)	373
Production	(752)	(2,365)	(143)

December 31, 2006	10,796	33,199	2,123
Extensions and discoveries	3	1,927	143
Sales of reserves in place	—	(117)	—
Purchases of reserves in place	8,688	58,628	1,046
Revisions of previous estimates	831	2,506	1,143
Production	(774)	(2,785)	(184)

December 31, 2007	19,544	93,358	4,271
Extensions and discoveries (As Restated)	631	18,647	1,071
Sales of reserves in place	(85)	(701)	—
Purchases of reserves in place	151	135	—
Revisions of previous estimates (As Restated)	(4,769)	(8,405)	(663)
Production	(1,187)	(6,082)	(354)

December 31, 2008 (As Restated)	14,285	96,952	4,325

Proved developed reserves:
December 31, 2006	6,954	26,888	1,671
December 31, 2007	13,552	50,990	2,565
December 31, 2008 (As Restated)	9,235	57,635	2,705

The 2008 net total proved production forecast as set forth in the December 31, 2007 reserve report and the actual 2008 produced volumes are tabulated below:

	December, 31 2007 Production forecast for 2008	2008 Actual Net Production
Oil (Thousand Barrels)	1,124	1,187
Natural gas (Million Cubic Feet)	7,259	6,082
Natural gas liquids (Thousand Barrels)	388	354

Thousand Equivalent Oil Barrels	2,822	2,554

The 2008 production variance is mostly due to a shortfall in natural gas production (a variance of 1,177 million cubic feet). Due to the sharp decline in oil and natural gas prices and an uncertain energy market, RAM revised the Company drilling budget to adjust to the marketplace. As oil and natural gas prices fell, the Company reduced its drilling budget and elected to participate in drilling opportunities that carried less capital exposure and lower economic risk. The result was that its drilling program was more oil weighted than natural gas and the actual locations drilled varied from the December 31, 2007 projection, resulting in a shortfall in natural gas production compared to the year-end 2007 forecast.

The downward “Revision of Previous Estimates” of the Company’s net crude oil reserves reported at December 31, 2008 was primarily due to a significant change in economic factors. The NYMEX price of crude oil decreased from $96.01 per barrel (“Bbl”) at December 31, 2007 to $44.60 per Bbl at December 31, 2008. The resulting change in the economic limit and recoverable reserves caused a 3.9 million Bbl reduction in the Company’s net crude oil reserves.

The upward revision of the Company’s net natural gas reserves reported at December 31, 2008 due to “Extensions & Discoveries” was the result of the extension of the proved acreage of previously discovered reservoirs through additional drilling and the discovery of new reservoirs in existing fields. The Company drilled or participated in the drilling of 17 natural gas wells in 2008 which were in unproven areas of existing fields. This drilling activity resulted in the addition of approximately 6.5 billion cubic feet (“Bcf”) of net natural gas reserves. The extension of the proved areas in these existing fields resulted in the addition of 15 proved undeveloped natural gas well locations that resulted in the addition of approximately 12 Bcf of net natural gas reserves.

The “Purchase of Reserves” reported at December 31, 2007 was the result of the Company’s acquisition of Ascent Energy, Inc. in November of 2007.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at December 31 are summarized as follows (in thousands):

	2008 As Restated	2007	2006
Future cash inflows	$1,253,537	$2,722,099	$894,626
Future production costs	(472,191)	(824,576)	(356,961)
Future development costs	(145,086)	(146,734)	(48,605)
Future income tax expenses	(103,434)	(574,169)	(158,602)

Future net cash flows	532,826	1,176,620	330,458
10% annual discount for estimated timing of cash flows	(248,373)	(578,225)	(150,717)

Standardized measure of discounted future net cash flows	$284,453	$598,395	$179,741

The following are the principal sources of change in the standardized measure of discounted future net cash flows of the Company for each of the three years in the period ended December 31 (in thousands):

	2008 As Restated	2007	2006
Standardized measure of discounted future net cash flows at beginning of year	$598,395	$179,741	$226,660
Changes during the year:
Sales and transfers of oil and natural gas produced, net of production costs	(134,180)	(55,434)	(46,272)
Net changes in prices and production costs	(538,042)	181,475	(97,697)
Extensions and discoveries, less related costs	77,239	11,444	30,560
Development costs incurred and revisions	(2,973)	976	(3,333)
Sales of reserves in place	(5,143)	—	—
Purchases of reserves in place	3,494	435,261	4,476
Revisions of previous quantity estimates	(81,073)	41,042	2,107
Net change in income taxes	275,581	(223,002)	28,690
Accretion of discount	91,155	26,892	34,550

Net change	(313,942)	418,654	(46,919)

Standardized measure of discounted future net cash flows at end of year	$284,453	$598,395	$179,741

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

N – QUARTERLY DATA (UNAUDITED)

	2008 - Quarter Ended
	December 31, As Restated	September 30,	June 30,	March 31,
	(In thousands except per share data)
Net revenue	$69,653	$83,509	$16,645	$36,050
Net operating expenses	300,150	29,868	30,989	28,976

Operating income (loss)	(230,497)	53,641	(14,344)	7,074
Interest expense	(5,006)	(4,817)	(6,197)	(8,162)
Interest income	22	38	75	73
Other expense	(6,449)	(6,733)	(205)	(149)

Income (loss) before income taxes	(241,930)	42,129	(20,671)	(1,164)
Income tax provision (benefit)	(89,874)	13,641	(14,809)	(641)

Net income (loss)	$(152,056)	$28,488	$(5,862)	$(523)

Basic net income (loss) applicable to common stockholders per common share	$(1.97)	$0.37	$(0.08)	$(0.01)
Diluted net income (loss) applicable to common stockholders per common share	$(1.97)	$0.37	$(0.08)	$(0.01)

	2007 - Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands except per share data)
Net revenue	$19,167	$18,435	$17,775	$14,263
Net operating expenses	21,194	13,559	12,781	11,441

Operating income (loss)	(2,027)	4,876	4,994	2,822
Interest expense	(8,175)	(4,754)	(3,990)	(3,838)
Interest income	170	357	313	207
Other expense	(57)	—	—	—

Income (loss) before income taxes	(10,089)	479	1,317	(809)
Income tax provision (benefit)	(3,747)	(4,291)	415	(229)

Net income (loss)	$(6,342)	$4,770	$902	$(580)

Basic net income (loss) applicable to common stockholders per common share	$(0.13)	$0.12	$0.02	$(0.02)
Diluted net income (loss) applicable to common stockholders per common share	$(0.13)	$0.12	$0.02	$(0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No items to report.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that simple errors or mistakes can occur. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary; our intent in this regard is that the disclosure controls and the internal controls will be maintained as systems change and conditions warrant.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act) was performed as of the end of the period covered by this report. This evaluation was performed by our management, with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these controls and procedures were effective. However, in November of 2009, we identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d15(f)) in connection with the occurrence of an error in our estimate of proved oil and natural gas reserves for the year ended December 31, 2008. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective. We have described below the actions we have taken to remediate the material weakness so identified.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15-d15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our internal controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. The internal controls are supported by written policies and are complemented by a staff of competent business process owners supported by competent and qualified external resources used to assist in testing the operating effectiveness of our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Our management concluded that the design and operations of our internal control over financial reporting at December 31, 2008 were effective and provide reasonable assurance the books and records accurately reflect the transactions of the Company.

However, in November of 2009, we identified a material weakness in our internal control over financial reporting in connection with the occurrence of an error in our estimate of proved oil and natural gas reserves for the year ended December 31, 2008 resulting from the inclusion of uneconomic reserves from properties with negative cash flows. This reserve estimate error resulted in an overstatement of impairment expense, depreciation and amortization expense and income tax benefit on our financial statements for the fiscal year ended December 31, 2008. After fully evaluating the effect of the errors on our December 31, 2008 consolidated financial statements, our management and the audit committee of our Board of Directors concluded that: (i) our December 31, 2008 consolidated financial statements should be restated as presented in this Form 10-K/A, (ii) the inclusion of uneconomic reserves in our reserve report, resulting in the errors in our financial statements described in this Form 10-K/A based on such reserve report, indicated that a material weakness was present at December 31, 2008, increasing the likelihood to more than remote that a material misstatement of our financial statements would not be prevented or detected, and (iii) our internal controls over financial reporting were not effective as of December 31, 2008. As a consequence of that determination, we have implemented the procedure discussed below designed to detect or prevent these errors from occurring in the future.

During the fourth quarter of 2009, the Company implemented a control requiring the Vice President of Business Development and the Senior Vice President of Operations to review our undiscounted future net cash flow ranking one-line summary detail in our reserve reports by lease and by well for all projected properties to insure that those properties with a negative undiscounted cash flow are excluded from the reserve reports. We have discussed this action with our audit committee and believe that such enhanced procedure will prospectively mitigate this material weakness.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described above we identified a material weakness in our internal control over financial reporting that existed at the close of the period and have described the changes to our internal control over financial reporting implemented during the fourth quarter of 2009 designed to remediate this material weakness.

The effectiveness of our internal control over financial reporting has been audited by UHY LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ LARRY E. LEE	/S/ G. LES AUSTIN
Larry E. Lee	G. Les Austin
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
December 4, 2009	December 4, 2009

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

In our report dated March 11, 2009, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a misstatement in its 2008 annual financial statements which caused such financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, which resulted in the financial statement restatements. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 expressed herein is different from that expressed in our initial report dated March 11, 2009.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s restated assessment: management did not design and maintain adequate controls over the preparation and quantification of estimated net proved oil and gas reserves which resulted in a misstatement of and subsequent restatement of the Company’s consolidated financial statements for the year ended December 31, 2008 as a result of the impact of the reserves error on the Company’s non-cash net full cost ceiling write down, depreciation, depletion and amortization, and certain unaudited supplementary oil and gas reserves information. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2008 (as restated) and this report does not affect our report on such restated financial statements.

In our opinion, because of the effect of the material weakness described above, the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 11, 2009 (except for the effect of the restatement discussed in Note A, as to which the date is December 4, 2009) expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs regarding the Company’s adoption of new accounting standards and the restatement discussed in Note A.

/s/ UHY LLP

Houston, Texas

March 11, 2009 (except for the effect

of the material weakness described in

Management’s Report on Internal Control

Over Financial Reporting (Restated), as to

which the date is December 4, 2009)

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

The information required by this item is set forth in our Definitive Proxy Statement on Schedule 14A relating to our 2009 Annual Meeting, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on April 2, 2009 (the “Proxy Statement”). This Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K/A by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 11.	Executive Compensation

Except as supplemented hereby, the information required by this item is set out in our Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set out in this Form 10-K/A by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K. The following information supplements but does not replace the disclosure regarding executive compensation as set out in our Proxy Statement.

The principal objective of our Compensation Committee in determining both base salary and incentive compensation for our executive officers is the recruitment (where applicable) and retention of highly competent executives to fill our key management positions. As stated in our Proxy Statement, our Compensation Committee determines base salary, performance-based cash bonuses and equity awards under our 2006 Long-Term Incentive Plan (the “Plan”) to our named executive officers utilizing the following procedure: first, looking within our Company at the current salary structure among the executive group to ensure fairness and consistency; second, evaluating each executive’s individual performance to ensure that compensation is performance-based; and third, looking at peer group companies to determine if the range of compensation paid to our executives is within the “fairway” of compensation paid to executives in similarly situated companies. While our Compensation Committee does not benchmark either salaries or incentive compensation to market salary or survey data, the Committee does use industry peer group data to ensure the compensation paid to our senior executives is within a range as to not be a significant factor in determining resignation or retention, and to give the Committee a point of reference to assist and support its compensation decisions. However, individual performance is the critical factor in the final determination of executive compensation.

Our Compensation Committee believes that an important measure of an executive’s individual performance is Company performance, because the Company’s overall performance is in many respects directly attributable to the efforts of the executive management team. However, the Committee is also aware of the fact that in the oil and natural gas exploration and production industry, some metrics, such as (i) revenues, income, earnings and other GAAP-based financial results, (ii) Modified EBITDA, adjusted cash flow and other non-GAAP calculations, (iii) the PV-10 value of proved reserves and the standardized measure of discounted future cash flows, and (iv) to a lesser extent, the volume of proved reserves, are subject to and dependent upon actual oil and natural gas sales prices, which are not within the control of management. Accordingly, the Committee places less importance on commodity price driven metrics and more on importance on matters that can be directly influenced by management involvement.

        The base salary and incentive compensation paid to certain named executive officers for 2008 were determined by employment contracts or retention agreements. The base salary paid to Mr. Lee, our President and CEO, was determined pursuant to the terms of his employment agreement, as described in our Proxy Statement. The base salary, cash bonus and restricted stock awards paid or granted to Mr. Austin, our Senior Vice President and CFO, were determined pursuant to the terms of our employment agreement with Mr. Austin, as described in our Proxy Statement. Of the $276,000 cash bonus compensation paid to Ms. Lindsey, our Vice President, Accounting and Controller, $220,000 of such amount was paid pursuant to a retention agreement entered into between Ms. Lindsey and Ascent Energy Inc. prior to the acquisition of Ascent by the Company in November 2007, as described in our Proxy Statement.

Mr. Longmire, our former Senior Vice President and CFO, retired in April 2008, and did not receive any incentive compensation for 2008, either as cash bonus compensation or equity awards under our Plan.

In determining incentive compensation for our named executive officers for 2008 (other than those executive officers for whom 2008 incentive compensation was determined pursuant to an employment or retention agreement), the Committee considered the following items of Company performance, all of which were directly influenced by the management team: (i) the Company successfully integrated in an effective and efficient manner the properties acquired from Ascent Energy Inc. in November 2007, (ii) the Company’s production of oil, natural gas and natural gas liquids increased to 2.55 million barrels of oil equivalent (“BOE”), up 80% from 2007, (iii) Company exploration and development activities resulted in extensions of existing reserves and discoveries of new reserves totaling 5.0 million BOE during the year, (iv) the Company successfully executed its business plan for the year as approved by the Board, and (v) the Company met all of the guidance objectives furnished to market analysts for the year. These achievements reflect quality planning, decision-making and supervision by members of the management team and were credited to each member of the management team in the process of determining incentive compensation for the named executive officers.

Personal performance factors taken into account by the Committee with respect to each of the named executive officers whose incentive compensation was not determined by contract included both (i) an evaluation of subjective factors that bear upon the named executive officer’s value to the Company, including management style and expertise, management effectiveness, experience and knowledge of the Company, its properties, business plan and objectives, past performance in obtaining desired results, longevity of employment, reputation and stature among industry peers, and interpersonal relations with other members of the management team and with subordinates, and (ii) an evaluation of objective factors that relate specifically to the performance by the named executive officer of the executive officer’s assigned duties and responsibilities during the preceding year. No specific weighting of subjective and objective factors is utilized by the Committee in setting base salaries or determining annual cash bonuses or equity awards under the Plan. Examples of objective factors taken into account by the Committee in determining the 2008 incentive compensation for each of the named executive officers whose incentive compensation was not determined by contract included the following:

Larry E. Lee – President and CEO

•	As noted above, the individual performance factors considered by the Committee in determining Mr. Lee’s cash bonus compensation are set out in detail on page 17 of our Proxy Statement

Larry G. Rampey – Senior Vice President, Operations

•	Designing, implementing and supervising the successful execution of the capital expenditures component of the Company’s business plan

•	Implementing procedures to reduce field operating expenses and streamline production operations

•	Planning for and directing the testing of all prospective areas identified on the Ascent Energy properties and identifying new areas for further development

•	Assimilating all of the Ascent operations and field employees into the RAM operations structure, including the reorganization and rebranding of the Ascent entities’ operations

•	Supervising the development of enhanced environmental and safety programs for the Company

Drake N. Smiley – Senior Vice President, Land, Legal and Exploration

•

Addition of a significant number of proved undeveloped locations, together with probable and possible locations, in a South Texas producing area, based upon the acquisition and reworking of 3-D seismic data and continuous geologic mapping

•	Identification and exploitation of three prospective exploration/step-out projects adjacent to a recently acquired producing field

•

Aggressive continuation of a 3-D seismic acquisition program on the Company’s Tier 1 Barnett Shale acreage in North Texas, resulting in the addition of a significant number of prospective drilling locations

•	Successful negotiation and closing of two producing property acquisitions

•	Identification and successful development of a previously unidentified shallow reservoir in a producing field

•	Identification, negotiation and acquisition of a significant exploration and development concession on Indian lands

G. Les Austin – Senior Vice President, CFO, Secretary and Treasurer

•	As noted above, cash bonus compensation and restricted stock awards paid or granted to Mr. Austin for 2008 were determined pursuant to his employment agreement

Vicky Lindsey – Vice President, Accounting and Controller

•

Overseeing the successful integration of the former Ascent entities into the consolidated Company structure, including first year Sarbanes-Oxley compliance for Section 404 public accounting firm certification

•	Overseeing upgraded computer systems to improve reporting capabilities in all areas, including cost containment and standardization

•	Implementing procedures to reduce controllable general and administrative expenses during the economic slowdown experienced during the second half of 2008

As stated in our Proxy Statement, the Compensation Committee engaged Pearl Meyer & Partners, an outside consulting firm, to assist the Board and the Committee in crafting our total compensation program for our executive officers and to assist the Board in determining compensation for our directors. Pearl Meyer provided the Committee with a competitive salary analysis with market average executive salaries in companies similar to ours; however, our Compensation Committee does not “benchmark” executive compensation to other companies. The peer group referenced in the Pearl Meyer report consisted of: Berry Petroleum, Brigham Exploration Company, Delta Petroleum Corporation, Edge Petroleum Corporation, McMoran Exploration Company, Parallel Petroleum Corporation, Petrohawk Energy Corporation, Swift Energy Company, TXCO Resources, Inc., Venoco, Inc., and Whiting Petroleum Corporation.

Our Proxy Statement notes that in determining base salaries for our executive officers, in addition to market data provided by outside consultants with respect to a select peer group of companies, our Compensation Committee also considers the current level of the executive’s compensation, both internally and relative to other Company officers, and the executive’s individual performance, which is the critical factor in determining merit-based increases. The process can best be described as (i) first, looking within our Company at the current salary structure among the executive group to ensure fairness and consistency, (ii) second, evaluating each executive’s individual performance to ensure that compensation is performance based and (iii) third, looking at peer group companies to determine if the range of compensation paid to our executives is within the “fairway” of the compensation paid to executives in similarly situated companies. The use of peer group data, while part of the process, is intended (i) to ensure that the compensation paid to our executives is fair when compared to similar companies and (ii) to give the Compensation Committee some objective basis to support its salary determination decisions.

As stated in our Proxy Statement, the Compensation Committee did not use specific financial or operational targets to determine awards of incentive compensation for 2008. The Committee deliberated on the implementation of such a plan and determined that many of the components of financial and operational targets are outside of management control because of the nature of the oil and gas industry.

For determination of the 2008 stock-based awards, the Committee considered a 2007 report from Villareal & Associates in addition to the factors specified under the heading “Compensation Philosophy and Objectives in our Definitive Proxy Statement.” As discussed above, the Compensation Committee neither benchmarks awards based on any market salary survey nor maintains a formal policy or purely objective criteria to determine award grants. Mr. Austin, hired April 1, 2008, negotiated and the company agreed on the grant of 100,000 shares as a hiring incentive as part of his employment arrangement.

For determination of the 2008 performance-based cash bonuses, the Committee considered the 2008 Pearl-Meyer & Associates executive total compensation report containing market data from industry peers (as referenced above) for consideration of executive bonuses. From this report, the Committee established target bonuses including a range from threshold to maximum bonuses. The Committee, in its discretion, evaluated individual performance, among other factors, and determined the 2008 performance-based cash bonuses. The resulting bonuses were within the market of the peer companies considered in the Pearl-Meyer & Associates report.

Grants of restricted stock were based on a formula suggested by our Chief Executive Officer of a factor (determined by employee grade level) multiplied by base salary and divided by the average price per share (minimum $4.05/per share). Under our Plan, the number of shares granted to any executive officer may not exceed 100,000 shares per year. The Committee reviews this recommendation and then finalizes the grant after consideration of subjective factors deemed relevant in its own discretion.

The aggregate number of stock awards outstanding at fiscal year ended December 31, 2008 held by each of our directors were as follows:

	Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Sean P. Lane	15,000	$76,050
Gerald Marshall	15,000	$76,050
John M. Reardon	15,000	$76,050

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K/A by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K/A by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth in the Proxy Statement. The Proxy Statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K/A by this item are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

(a) (3) Exhibits

The following exhibits are filed as a part of this report:

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(13) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Amended Specimen Warrant Certificate.	(12) [4.3]

4.4	Amended Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(12) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

Exhibit	Description	Method of Filing

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006.*	(9) [10.1]

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(17) [10.6.2]

10.6.3	Third Amendment to Employment Agreement of Larry E. Lee dated December 30, 2008.*	(20) [10.6.3]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.7]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

Exhibit	Description	Method of Filing

10.12.1	First Amendment to the RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(18) [Exhibit A]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(11) [10.14]

10.13.1	First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent, dated as of August 8, 2007.	(14) [10.13.1]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	(14) [10.15]

10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	(15) [2.1]

10.17	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.1]

10.17.1	First Amendment to Loan Agreement dated February 6, 2009 by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(21) [10.17.1]

10.18	Description of Compensation Arrangement with G. Les Austin.*	(19) [10.18]

10.18.1	First Amendment to Employment Agreement of G. Les Austin dated December 30, 2008.*	(20) [10.18.1]

10.19	Change in Control Separation Benefit Plan of Ram Energy Resources, Inc. and Participating Subsidiaries.	(21) [10.19]

21.1	Subsidiaries of the Registrant.	(21) [21.1]

23.1	Consent of UHY LLP.	**

23.2	Consent of Forest A. Garb & Associates, Inc.	(21) [23.2]

23.3	Consent of Williamson Petroleum Consultants, Inc.	(21) [23.3]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 14, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to Registrant’s Form 10-Q dated May 9, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to Registrant’s Form 8-K dated January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009, as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on December 4, 2009.

RAM ENERGY RESOURCES, INC.

By	/S/ LARRY E. LEE
Larry E. Lee, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated, on December 4, 2009.

Signature	Title

/S/ LARRY E. LEE Larry E. Lee	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/S/ G. LES AUSTIN G. Les Austin	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ SEAN P. LANE Sean P. Lane	Director

/S/ GERALD R. MARSHALL Gerald R. Marshall	Director

/S/ JOHN M. REARDON John M. Reardon	Director

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(13) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Amended Specimen Warrant Certificate.	(12) [4.3]

4.4	Amended Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(12) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

Exhibit	Description	Method of Filing

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006.*	(9) [10.1]

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(17) [10.6.2]

10.6.3	Third Amendment to Employment Agreement of Larry E. Lee dated December 30, 2008.*	(20) [10.6.3]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

10.12.1	First Amendment to the RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(18) [Exhibit A]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(11) [10.14]

10.13.1	First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent, dated as of August 8, 2007.	(14) [10.13.1]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	(14) [10.15]

Exhibit	Description	Method of Filing

10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	(15) [2.1]

10.17	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.1]

10.17.1	First Amendment to Loan Agreement dated February 6, 2009 by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(21) [10.17.1]

10.18	Description of Compensation Arrangement with G. Les Austin.*	(19) [10.18]

10.18.1	First Amendment to Employment Agreement of G. Les Austin dated December 30, 2008.*	(20) [10.18.1]

10.19	Change in Control Separation Benefit Plan of Ram Energy Resources, Inc. and Participating Subsidiaries.	(21) [10.19]

21.1	Subsidiaries of the Registrant.	(21) [21.1]

23.1	Consent of UHY LLP.	**

23.2	Consent of Forest A. Garb & Associates, Inc.	(21) [23.2]

23.3	Consent of Williamson Petroleum Consultants, Inc.	(21) [23.3]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 14, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to Registrant’s Form 10-Q dated May 9, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to Registrant’s Form 8-K dated January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009, as the exhibit number indicated in brackets and incorporated by reference herein.