Form 10-Q/A
period 2009-03-31
RAM ENERGY RESOURCES INC
filed 2009-12-04
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Explanatory Note
     We hereby amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as originally filed with the Securities and Exchange Commission on May 7, 2009 (our “Original Report”): (i) Item 1 of Part I “Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” (iv) Item 6 of Part II, “Exhibits,” and we have also updated the signature page and the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. No other sections of our Original Report are affected by this amendment.
     Subsequent to the filing of our Original Report, we determined that our estimate of proved oil and natural gas reserves for the year ended December 31, 2008 overstated our estimated net proved reserve quantities by 1.4 MMBoe, and understated the future net revenues from proved oil and natural gas properties discounted at 10%, or PV-10 Value, by $10.7 million. These errors in our proved reserve estimates carried forward in the reserve estimate for the quarter ended March 31, 2009, resulting in overstated estimated net proved reserve quantities and understated PV-10 Value. These reserve estimate errors resulted in an overstatement of impairment expense, depreciation and amortization expense and income tax benefit on our financial statements for the quarter ended March 31, 2009. These adjustments to the financial statements are all non-cash. As a result of these errors, we have made certain adjustments to our March 31, 2009 condensed consolidated financial statements and are restating such financial statements in this Form 10-Q/A. These adjustments include a decrease in net loss of $8.7 million, or $.11 per share, a decrease in impairment expense of $11.3 million, a decrease in depreciation and amortization expense of $0.7 million and a decrease in income tax benefit of $3.2 million. The effects of these adjustments are more fully described in Note A.6 to the restated condensed consolidated financial statements presented in this Form 10-Q/A.
     For the convenience of the reader, the Companys is re-filing the Original Report, in its entirety in this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Report and other than with respect to the restatement of the Company’s financial statements and other financial information as described above does not reflect events occurring after the filing of the Original Report. The financial and other information contained in the Original Report should no longer be relied upon.

First Quarter 2009 Form 10-Q/A Report

     ITEM 1 – FINANCIAL STATEMENTS
RAM Energy Resources, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	As Restated	As Restated
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129	$164
Cash, restricted	16,000	16,000
Accounts receivable:
Oil and natural gas sales, net of allowance of $50 ($50 at December 31, 2008)	8,683	8,702
Joint interest operations, net of allowance of $515 ($515 at December 31, 2008)	841	818
Other, net of allowance of $35 ($35 at December 31, 2008)	2,286	4,045
Derivative assets	24,683	21,006
Prepaid expenses	1,775	2,330
Other current contingencies	2,368	2,816
Other current assets	4,388	4,141

Total current assets	61,153	60,022
PROPERTIES AND EQUIPMENT, AT COST:
Proved oil and natural gas properties and equipment, using full cost accounting	697,390	683,341
Other property and equipment	9,559	9,460

	706,949	692,801
Less accumulated depreciation, amortization and impairment	(439,350)	(383,476)

Total properties and equipment	267,599	309,325
OTHER ASSETS:
Deferred tax asset	44,803	24,018
Derivative assets	824	4,531
Deferred loan costs, net of accumulated amortization of $1,581 ($1,282 at December 31, 2008)	3,716	4,015
Other	1,977	2,053

Total assets	$380,072	$403,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$21,758	$26,370
Oil and natural gas proceeds due others	8,094	7,218
Other	631	982
Accrued liabilities:
Compensation	1,131	2,893
Interest	705	865
Franchise taxes	1,320	1,300
Income taxes	243	399
Contingencies	16,000	16,000
Deferred income taxes	5,779	5,779
Asset retirement obligations	1,041	1,093
Long-term debt due within one year	150	160

Total current liabilities	56,852	63,059
OIL & NATURAL GAS PROCEEDS DUE OTHERS	1,666	2,523
DERIVATIVE LIABILITIES	680	-
LONG-TERM DEBT	260,505	250,536
ASSET RETIREMENT OBLIGATIONS	30,451	29,106
COMMITMENTS AND CONTINGENCIES	900	900

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 80,547,674 and 79,423,574, shares issued, 79,649,094 and 78,532,134 shares outstanding at March 31, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	221,342	220,800
Treasury stock - 898,580 shares (891,440 shares at December 31,2008) at cost	(4,033)	(4,027)
Accumulated deficit	(188,299)	(158,941)

Stockholders’ equity	29,018	57,840

Total liabilities and stockholders’ equity	$380,072	$403,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2009	2008
	As Restated
REVENUES AND OTHER OPERATING INCOME:
Oil and natural gas sales
Oil	$11,258	$28,660
Natural gas	6,050	10,878
NGLs	1,748	3,995
Realized gains (losses) on derivatives	7,878	(2,318)
Unrealized losses on derivatives	(1,007)	(5,259)
Other	85	94

Total revenues and other operating income	26,012	36,050

OPERATING EXPENSES:
Oil and natural gas production taxes	872	2,429
Oil and natural gas production expenses	10,085	9,322
Depreciation and amortization	8,282	10,623
Accretion expense	404	538
Impairment	47,613	-
Share-based compensation	541	547
General and administrative, overhead and other expenses, net of operator’s overhead fees	4,345	5,517

Total operating expenses	72,142	28,976

Operating income (loss)	(46,130)	7,074

OTHER INCOME (EXPENSE):
Interest expense	(3,608)	(8,162)
Interest income	20	73
Other expense	(433)	(149)

LOSS BEFORE INCOME TAXES	(50,151)	(1,164)
INCOME TAX BENEFIT	(20,793)	(641)

Net loss	$(29,358)	$(523)

BASIC LOSS PER SHARE	$(0.38)	$(0.01)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	77,290,832	59,161,096

DILUTED LOSS PER SHARE	$(0.38)	$(0.01)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	77,290,832	59,161,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months ended March 31,
	2009	2008
	As Restated
OPERATING ACTIVITIES:
Net loss	$(29,358)	$(523)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	8,282	10,623
Amortization of deferred loan costs and Senior Notes discount	299	307
Accretion expense	404	538
Impairment	47,613	-
Unrealized loss on derivatives and premium amortization	1,290	5,259
Deferred income tax benefit	(20,785)	(660)
Share-based compensation	541	547
Loss (gain) on disposal of other property, equipment and subsidiary	(15)	7
Undistributed losses on investment	-	142
Changes in operating assets and liabilities
Deposits to meet derivative margin requirements	-	(10,100)
Accounts receivable	1,756	(2,149)
Prepaid expenses and other assets	832	(477)
Derivative premiums	(579)	(295)
Accounts payable and proceeds due others	(4,944)	4,116
Accrued liabilities and other	(1,903)	(2,108)
Income taxes payable	(156)	19
Asset retirement obligations	(112)	(194)

Total adjustments	32,523	5,575

Net cash provided by operating activities	3,165	5,052
INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(13,258)	(13,206)
Proceeds from sales of oil and natural gas properties	210	241
Payments for other property and equipment	(127)	(259)
Proceeds from sales of other property and equipment	23	6
Payments of merger costs	-	35

Net cash used in investing activities	(13,152)	(13,183)

FINANCING ACTIVITIES:
Payments on long-term debt	(5,042)	(29,191)
Proceeds from borrowings on long-term debt	15,000	45,102
Payments for deferred loan costs	-	(16)
Stock repurchased	(6)	(66)

Net cash provided by financing activities	9,952	15,829
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35)	7,698
CASH AND CASH EQUIVALENTS, beginning of period	164	6,873

CASH AND CASH EQUIVALENTS, end of period	$129	$14,571

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$149	$-

Cash paid for interest	$3,450	$9,466

DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations	$1,002	$129

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Notes to unaudited condensed consolidated financial statements
A –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

1.	Basis of Financial Statements
          The accompanying unaudited condensed consolidated financial statements present the financial position at March 31, 2009 and December 31, 2008 and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008 of RAM Energy Resources, Inc. and its subsidiaries (the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. Reference is made to the Company’s consolidated financial statements for the year ended December 31, 2008 included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A, for an expanded discussion of the Company’s financial disclosures and accounting policies.
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

	Three months ended March 31,
	2009	2008
	As Restated

Net loss	$(29,358)	$(523)

Weighted average shares – basic	77,290,832	59,161,096
Dilutive effect of unvested stock grants	-	-
Dilutive effect of warrants	-	-

Weighted average shares – dilutive	77,290,832	59,161,096

Basic loss per share	$(0.38)	$(0.01)

Diluted loss per share	$(0.38)	$(0.01)

5.	New Accounting Pronouncements
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
6.	Restatement of Previously Reported Consolidated Financial Statements
          Subsequent to filing the Company’s Form 10-Q for the period ended March 31, 2009, the Company detected an error in the calculation of its crude oil and natural gas proved reserve estimates for the periods ended December 31, 2008 and March 31, 2009. These reserve estimate errors resulted in overstatements of impairment expense, depletion expense and tax benefit for the fourth quarter of 2008 and the first quarter of 2009. The reserve estimate errors were primarily due to certain uneconomic properties not being excluded from the estimates of reserves. As a result of the errors the Company understated future net revenues discounted at 10% by $10.7 million and overstated proved reserves by approximately 1.4 million barrels of oil equivalent as of December 31, 2008 and understated future net revenues discounted at 10% by $21.0 million and overstated proved reserves by approximately 2.7 million barrels of oil equivalent as of March 31, 2009.
          On November 24, 2009 management and the audit committee of the Company’s Board of Directors concluded that adjustment to the historical financial statements was required; therefore, the Company restated its consolidated balance sheet and the related statement of operations, statement of stockholders’ equity and statement of cash flows as of and for the year ended December 31, 2008 on Form 10-K/A. The Company has also restated the accompanying condensed consolidated balance sheet, condensed consolidated statements of operations and cash flows as of and for the three months ended March 31, 2009. These adjustments to the financial statements are all non-cash.

          The following tables show the effects of the adjustments made to the Company’s Consolidated Balance Sheets as of March 31, 2009 and its Consolidated Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2009.

	As of March 31, 2009
	Previously
Consolidated Balance Sheet line item (in thousands):	Reported	Adjustments	As Restated
Accumulated depreciation, amortization and impairment	$(464,153)	$24,803	$(439,350)
Total properties and equipment	$242,796	$24,803	$267,599
Deferred tax asset	$52,752	$(7,949)	$44,803
Total assets	$363,218	$16,854	$380,072
Accumulated deficit	$(205,153)	$16,854	$(188,299)
Stockholders’ equity	$12,164	$16,854	$29,018
Total liabilities and stockholders’ equity	$363,218	$16,854	$380,072

	For the three months ended March 31, 2009
	Previously
Consolidated Statement of Operations line item (in thousands except per share amounts):	Reported	Adjustments	As Restated
Depreciation and amortization	$8,944	$(662)	$8,282
Impairment	$58,929	$(11,316)	$47,613
Total operating expenses	$84,120	$(11,978)	$72,142
Operating income (loss)	$(58,108)	$11,978	$(46,130)
Income (loss) before income taxes	$(62,129)	$11,978	$(50,151)
Income tax provision (benefit)	$(24,036)	$3,243	$(20,793)
Net income (loss)	$(38,093)	$8,735	$(29,358)
Basic earnings (loss) per share	$(0.49)	$0.11	$(0.38)
Diluted earnings (loss) per share	$(0.49)	$0.11	$(0.38)

	For the three months ended March 31, 2009
	Previously
Consolidated Statement of Cash Flows line item (in thousands):	Reported	Adjustments	As Restated
Net income (loss)	$(38,093)	$8,735	$(29,358)
Depreciation and amortization	$8,944	$(662)	$8,282
Impairment	$58,929	$(11,316)	$47,613
Deferred income tax benefit	$(24,028)	$3,243	$(20,785)
B –        PROPERTIES AND EQUIPMENT
          Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the Ceiling Limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the Ceiling Limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. At March 31, 2009, the net book value of the Company’s oil and natural gas properties exceeded the Ceiling Limitation resulting in a reduction in the carrying value of the Company’s oil and natural gas properties of $47.6 million. The after-tax effect of this reduction was $30.3 million.

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
E –         INCOME TAXES
          For the three months ended March 31, 2009, the Company recorded an income tax benefit of $20.8 million, on a pre-tax loss of $50.2 million. Excluding the first quarter 2009 ceiling test impairment of $47.6 million and the related tax benefit of $17.3 million, the effective tax rate for the three months ended March 31, 2009 was a benefit of 138% compared to an effective tax rate of 55% for the three months ended March 31, 2008. The Company’s effective tax rate increased as a result of estimated increased state tax expense resulting from the limitation on the use of certain deductions for state tax purposes.

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
                  Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $2.3 million, or 22%, for the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008. On an equivalent basis, our amortization of the full-cost pool of $8.0 million was $12.26 per Boe for the quarter ended March 31, 2009, a decrease per Boe of 28% compared to $10.4 million, or $16.95 per Boe for the quarter ended March 31, 2008. This rate decrease per Boe resulted from lower capitalized costs subsequent to the asset impairment writedown in December 2008.
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

                    Impairment Charge. We incurred a $47.6 million impairment on the carrying value of our oil and gas properties during the first quarter of 2009. The impairment of our oil and gas properties was primarily due to a reduction in the estimated present value of future net revenues from our proved oil and gas reserves resulting from a decline in commodity prices from December 31, 2008 to March 31, 2009.
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
                    Income Taxes. For the three months ended March 31, 2009, we recorded an income tax benefit of $20.8 million, on a pre-tax loss of $50.2 million. For the quarter ended March 31, 2008, we recorded an income tax benefit of $0.6 million, on a pre-tax loss of $1.2 million. Excluding the first quarter 2009 ceiling test impairment of $47.6 million and the related tax benefit of $17.3 million, the effective tax rate for the three months ended March 31, 2009 was a benefit of 138% compared to an effective tax rate of 55% for the three months ended March 31, 2008. Our effective tax rate increased as a result of estimated increased state tax expense resulting from the limitation on the use of certain deductions for state tax purposes.
Liquidity and Capital Resources
                    As of March 31, 2009, we had cash and cash equivalents of $0.1 million, and $27.7 million was available under our revolving credit facility. At that date, we had $260.7 million of indebtedness outstanding, including $260.4 million under our credit facility and $0.3 million in other indebtedness. In addition, we had $0.3 million utilized by outstanding letters of credit. As of March 31, 2009, we had an accumulated deficit of $188.3 million and a working capital surplus of $4.3 million.
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
                    Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net loss, adjustments to reconcile net loss to cash provided before changes in working capital, and changes in working capital. For the three months ended March 31, 2009, our net loss was $29.4 million, as compared with a net loss of $0.5 million for the three months ended March 31, 2008. Adjustments (primarily non-cash items such as amortization and depreciation, asset impairment charge, unrealized losses on derivatives, and deferred income taxes) were $37.6 million for the three months ended March 31, 2009 compared to $16.8 million for the first three months of 2008, an increase of $20.8 million. Asset impairment charge, offset by deferred income taxes and unrealized losses on derivatives, caused most of this increase. Working capital changes for the three months ended March 31, 2009 utilized $5.1 million of cash, compared with utilizing $11.2 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, in total, net cash provided by operating activities was $3.2 million compared to $5.1 million of net cash provided by operating activities for the first three months of the previous year.
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

ITEM 4 – CONTROLS AND PROCEDURES
          As described in more detail in our Annual Report on Form 10-K/A, Amendment No. 1, for the fiscal year ended December 31, 2008, filed December 4, 2009, we identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d15(f)), in connection with the occurrence of an error in our estimate of proved oil and natural gas reserves for the year ended December 31, 2008, which error was carried forward in the reserve estimate relied upon in the preparation of our condensed consolidated financial statements for the quarter ended March 31, 2009 as presented in our Original Report. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have described below the actions we have taken to remediate the material weakness so identified.
          Subsequent to the filing of our Original Report, we determined that our estimate of proved oil and natural gas reserves for the year ended December 31, 2008 included reserves that were uneconomic based on applicable year-end prices and therefore understated PV-10 Value by $10.7 million and overstated our estimated net proved reserve quantities by approximately 1.4 MMBoe. This error was carried forward in the reserve estimate relied upon by us in the preparation of our condensed consolidated financial statements for the quarter ended March 31, 2009 as presented in our Original Report. This reserve estimate error resulted in an overstatement of impairment expense, depreciation and amortization expense and income tax benefit on our financial statements for the quarter ended March 31, 2009. After fully evaluating the effect of the errors on our March 31, 2009 condensed consolidated financial statements, our management and the audit committee of our Board of Directors concluded that: (i) our March 31, 2009 condensed consolidated financial statements should be restated as presented in this Form 10-Q/A, (ii) the inclusion of uneconomic reserves in our reserve report, resulting in the errors in our financial statements described in this Form 10-Q/A based on such reserve report, indicated that a material weakness was present both at December 31, 2008 and at March 31, 2009, increasing the likelihood to more than remote that a material misstatement of our annual or interim financial statements would not be prevented or detected, and (iii) our internal control over financial reporting was not effective as of March 31, 2009. As a consequence of that determination, we have implemented the procedure discussed below designed to prevent or detect these errors from occurring in the future.
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
          There was no change in our internal control over financial reporting during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described above we identified a material weakness in our internal control over financial reporting that existed at the close of the period and have described the changes to our internal control over financial reporting implemented during the fourth quarter of 2009 designed to remediate this material weakness. This Item 4 should be read in conjunction with Item 9A included in the Form 10-K/A.
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
ITEM 1A – RISK FACTORS
              Previously reported. Reference is made to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K/A for the year ended December 31, 2008, for a discussion of the risk factors which could materially affect our business, financial condition or future results.
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

RAM ENERGY RESOURCES, INC.
December 4, 2009	/s/ Larry E. Lee
Name: Larry E. Lee
Title: Chairman, President and Chief Executive Officer

December 4, 2009	/s/ G. Les Austin
Name: G. Les Austin
Title: Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(13) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Amended Specimen Warrant Certificate.	(12) [4.3]

4.4	Amended Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(12) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006. *	(9) [10.1]

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(17) [10.6.2]

10.6.3	Third Amendment to Employment Agreement of Larry E. Lee, dated December 30, 2008.*	(20) [10.6.3]

10.6.4	Fourth Amendment to Employment Agreement of Larry E. Lee dated March 24, 2009.*	(21) [10.6.4]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

10.12.1	First Amendment to RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(18) [Exhibit A]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(11) [10.14]

10.13.1	First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent, dated as of August 8, 2007.	(14) [10.13.1]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	(14) [10.15]

10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	(15) [2.1]

10.17	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.1]

10.17.1	First Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(22) [10.17.1]

10.18	Description of Compensation Arrangement with G. Les Austin.*	(19) [10.18]

10.18.1	First Amendment to Employment Agreement of G. Les Austin, dated December 30, 2008.*	(20) [10.18.1]

10.19	Change in Control Separation Benefit Plan of RAM Energy Resources, Inc. and Participating Subsidiaries.*	(22) [10.19]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682) dated April 14, 2008, as the exhibit number indicated in the brackets and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to Registrant’s Form 8-K filed January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to Registrant’s Form 8-K filed March 25, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.