Form 10-Q/A
period 2009-06-30
RAM ENERGY RESOURCES INC
filed 2009-12-04
CIK 1282648

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

Explanatory Note
     We hereby amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the period ended June 30, 2009 as originally filed with the Securities and Exchange Commission on August 6, 2009 (our “Original Report”): (i) Item 1 of Part I “Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” (iv) Item 6 of Part II, “Exhibits,” and we have also updated the signature page and the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. No other sections of our Original Report are affected by this amendment.
     Subsequent to the filing of our Original Report, we determined that our estimate of proved oil and natural gas reserves for the year ended December 31, 2008 overstated our estimated net proved reserve quantities by 1.4 MMBoe, and understated the future net revenues from proved oil and natural gas properties discounted at 10%, or PV-10 Value, by $10.7 million. These errors in our proved reserve estimates carried forward in the reserve estimate for the quarter ended March 31, 2009, resulting in overstated estimated net proved reserve quantities and understated PV-10 Value. These reserve estimate errors resulted in an overstatement of impairment expense, depreciation and amortization expense and income tax benefit on our financial statements for the six months ended June 30, 2009. These adjustments to the financial statements are all non-cash. Additionally, depreciation and amortization expense for the three months ended June 30, 2009 was understated. As a result of these errors, we have made certain adjustments to our June 30, 2009 condensed consolidated financial statements and are restating such financial statements in this Form 10-Q/A. These adjustments include a decrease in net loss of $7.3 million, or $.10 per share, a decrease in impairment expense of $11.3 million, a decrease in depreciation and amortization expense of $0.03 million and a decrease in income tax benefit of $4.1 million for the six months ended June 30, 2009. The effects of these adjustments are more fully described in Note A.7 to the restated condensed consolidated financial statements presented in this Form 10-Q/A.
     For the convenience of the reader, the Company is re-filing the Original Report, in its entirety in this Form 10-Q/A. This Form 10-Q/A continues to speak as of the date of the Original Report and other than with respect to the restatement of the Company’s financial statements and other financial information as described above does not reflect events occurring after the filing of the Original Report. The financial and other information contained in the Original Report should no longer be relied upon.

Second Quarter 2009 Form 10-Q/A Report

ITEM 1 – FINANCIAL STATEMENTS
RAM Energy Resources, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	As Restated (unaudited)	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,204	$164
Cash, restricted	-	16,000
Accounts receivable:
Oil and natural gas sales, net of allowance of $50 ($50 at December 31, 2008)	11,408	8,702
Joint interest operations, net of allowance of $515 ($515 at December 31, 2008)	801	818
Other, net of allowance of $35 ($35 at December 31, 2008)	910	4,045
Derivative assets	3,051	21,006
Prepaid expenses	1,982	2,330
Deferred tax asset	6,518	-
Other current contingencies	-	2,816
Other current assets	4,297	4,141

Total current assets	31,171	60,022
PROPERTIES AND EQUIPMENT, AT COST:
Proved oil and natural gas properties and equipment, using full cost accounting	701,860	683,341
Other property and equipment	9,117	9,460

	710,977	692,801
Less accumulated depreciation, amortization and impairment	(447,380)	(383,476)

Total properties and equipment	263,597	309,325
OTHER ASSETS:
Deferred tax asset	35,632	24,018
Derivative assets	-	4,531
Deferred loan costs, net of accumulated amortization of $1,880 ($1,282 at December 31, 2008)	5,741	4,015
Other	2,335	2,053

Total assets	$338,476	$403,964

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable:
Trade	$20,025	$26,370
Oil and natural gas proceeds due others	8,912	7,218
Other	261	982
Accrued liabilities:
Compensation	1,065	2,893
Interest	607	865
Franchise taxes	1,340	1,300
Income taxes	193	399
Contingencies	-	16,000
Deferred income taxes	-	5,779
Asset retirement obligations	1,073	1,093
Long-term debt due within one year	145	160

Total current liabilities	33,621	63,059
OIL & NATURAL GAS PROCEEDS DUE OTHERS	1,695	2,523
DERIVATIVE LIABILITIES	1,732	-
LONG-TERM DEBT	255,514	250,536
ASSET RETIREMENT OBLIGATIONS	30,864	29,106
COMMITMENTS AND CONTINGENCIES	900	900

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value, 100,000,000 shares authorized, 80,623,674 and 79,423,574, shares issued, 76,840,587 and 78,532,134 shares outstanding at June 30, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	221,893	220,800
Treasury stock - 3,783,087 shares (891,440 shares at December 31,2008) at cost	(6,167)	(4,027)
Accumulated deficit	(201,584)	(158,941)

Stockholders’ equity	14,150	57,840

Total liabilities and stockholders’ equity	$338,476	$403,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	As Restated		As Restated
REVENUES AND OTHER OPERATING INCOME:
Oil and natural gas sales
Oil	$16,206	$36,984	$27,464	$65,644
Natural gas	4,907	15,349	10,957	26,227
NGLs	2,387	5,221	4,135	9,216
Realized gains (losses) on derivatives	10,671	(7,218)	18,549	(9,536)
Unrealized losses on derivatives	(23,795)	(33,808)	(24,802)	(39,067)
Other	43	117	128	211

Total revenues and other operating income	10,419	16,645	36,431	52,695

OPERATING EXPENSES:
Oil and natural gas production taxes	927	3,341	1,799	5,770
Oil and natural gas production expenses	9,119	9,458	19,204	18,780
Depreciation and amortization	8,186	11,179	16,468	21,802
Accretion expense	532	540	936	1,078
Impairment	-	-	47,613	-
Share-based compensation	552	932	1,093	1,479
General and administrative, overhead and other expenses, net of operator’s overhead fees	3,745	5,539	8,090	11,056

Total operating expenses	23,061	30,989	95,203	59,965

Operating loss	(12,642)	(14,344)	(58,772)	(7,270)

OTHER INCOME (EXPENSE):
Interest expense	(3,601)	(6,197)	(7,209)	(14,359)
Interest income	9	75	29	148
Other expense	(106)	(205)	(539)	(354)

LOSS BEFORE INCOME TAXES	(16,340)	(20,671)	(66,491)	(21,835)
INCOME TAX BENEFIT	(3,055)	(14,809)	(23,848)	(15,450)

Net loss	$(13,285)	$(5,862)	$(42,643)	$(6,385)

BASIC LOSS PER SHARE	$(0.18)	$(0.08)	$(0.56)	$(0.10)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	74,696,028	69,198,767	75,986,262	64,190,725

DILUTED LOSS PER SHARE	$(0.18)	$(0.08)	$(0.56)	$(0.10)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	74,696,028	69,198,767	75,986,262	64,190,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2009	2008
	As Restated
OPERATING ACTIVITIES:
Net loss	$(42,643)	$(6,385)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	16,468	21,802
Amortization of deferred loan costs and Senior Notes discount	641	602
Accretion expense	936	1,078
Impairment	47,613	—
Unrealized loss on derivatives and premium amortization	25,633	39,067
Deferred income tax benefit	(23,911)	(15,490)
Share-based compensation	1,093	1,479
Loss on disposal of other property, equipment and subsidiary	96	174
Other expense	448	174
Changes in operating assets and liabilities
Accounts receivable	444	(8,366)
Prepaid expenses and other assets	144	(405)
Derivative premiums	(1,414)	—
Accounts payable and proceeds due others	(6,200)	11,250
Accrued liabilities and other	(18,046)	(2,843)
Restricted cash	16,000	—
Income taxes payable	(207)	(237)
Asset retirement obligations	(181)	(309)

Total adjustments	59,557	47,976

Net cash provided by operating activities	16,914	41,591
INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(17,746)	(37,434)
Proceeds from sales of oil and natural gas properties	213	295
Payments for other property and equipment	(363)	(504)
Proceeds from sales of other property and equipment	433	19
Proceeds from sale of subsidiary, net of cash	—	308
Payments of merger costs	—	35

Net cash used in investing activities	(17,463)	(37,281)

FINANCING ACTIVITIES:
Payments on long-term debt	(13,081)	(134,924)
Proceeds from borrowings on long-term debt	18,000	54,226
Payments for deferred loan costs	(2,324)	(30)
Stock repurchased	(6)	(70)
Warrants exercised	—	86,614

Net cash provided by financing activities	2,589	5,816

INCREASE IN CASH AND CASH EQUIVALENTS	2,040	10,126
CASH AND CASH EQUIVALENTS, beginning of period	164	6,873

CASH AND CASH EQUIVALENTS, end of period	$2,204	$16,999

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$270	$277

Cash paid for interest	$6,788	$16,335

DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations	$984	$516

Payment-in-kind interest	$43	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Notes to unaudited condensed consolidated financial statements

A –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION
1.	Basis of Financial Statements
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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	As Restated		As Restated

Net loss	$(13,285)	$(5,862)	$(42,643)	$(6,385)

Weighted average shares - basic	74,696,028	69,198,767	75,986,262	64,190,725
Dilutive effect of unvested stock grants	–	–	–	-
Dilutive effect of warrants	-	-	-	-

Weighted average shares - dilutive	74,696,028	69,198,767	75,986,262	64,190,725

Basic loss per share	$(0.18)	$(0.08)	$(0.56)	$(0.10)

Diluted loss per share	$(0.18)	$(0.08)	$(0.56)	$(0.10)

5.	Subsequent Events
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

7.	Restatement of Previously Reported Consolidated Financial Statements
          Subsequent to filing the Company’s Form 10-Q for the period ended June 30, 2009, the Company detected an error in the calculation of its crude oil and natural gas proved reserve estimates for the periods ended December 31, 2008 and March 31, 2009. These reserve estimate errors resulted in overstatements of impairment expense, depletion expense and tax benefit for the six months ended June 30, 2009. The reserve estimate errors were primarily due to certain uneconomic properties not being excluded from the estimates of reserves. Additionally, as a result of the prior period financial statement errors the net book value used to calculate depletion expense for the second quarter of 2009 was not correctly stated, resulting in an error in the calculation of depletion and income tax benefit.
          On November 24, 2009 management and the audit committee of the Company’s Board of Directors concluded that adjustment to the historical financial statements was required; therefore, the Company restated its consolidated balance sheet and the related statement of operations, statement of stockholders’ equity and statement of cash flows as of and for the year ended December 31, 2008 on Form 10-K/A, restated the condensed consolidated balance sheet, condensed consolidated statements of operations and cash flows as of and for the three months ended March 31, 2009 and restated the accompanying condensed consolidated balance sheet, condensed consolidated statements of operations and cash flows as of and for the three months and six months ended June 30, 2009. These adjustments to the financial statements are all non-cash.
          The following tables show the effects of the adjustments made to the Company’s Consolidated Balance Sheets as of June 30, 2009 and its Consolidated Statements of Operations and Statements of Cash Flows for the three months and six months ended June 30, 2009.

	As of June 30, 2009
Consolidated Balance Sheet line item (in thousands):	Previously Reported	Adjustments	As Restated
Accumulated depreciation, amortization and impairment	$(471,557)	$24,177	$(447,380)
Total properties and equipment	$239,420	$24,177	$263,597
Deferred tax asset	$44,434	$(8,802)	$35,632
Total assets	$323,101	$15,375	$338,476
Accumulated deficit	$(216,959)	$15,375	$(201,584)
Stockholders’ equity (deficit)	$(1,225)	$15,375	$14,150
Total liabilities and stockholders’ equity	$323,101	$15,375	$338,476

	For the three months ended June 30, 2009			For the six months ended June 30, 2009
	Previously	Adjust-	As	Previously	Adjust-	As
Consolidated Statement of Operations line item (in thousands except per share amounts):	Reported	ments	Restated	Reported	ments	Restated
Depreciation and amortization	$7,560	$626	$8,186	$16,504	$(36)	$16,468
Impairment	$—		$—	$58,929	$(11,316)	$47,613
Total operating expenses	$22,435	$626	$23,061	$106,555	$(11,352)	$95,203
Operating income (loss)	$(12,016)	$(626)	$(12,642)	$(70,124)	$11,352	$(58,772)
Income (loss) before income taxes	$(15,714)	$(626)	$(16,340)	$(77,843)	$11,352	$(66,491)
Income tax provision (benefit)	$(3,908)	$853	$(3,055)	$(27,944)	$4,096	$(23,848)
Net income (loss)	$(11,806)	$(1,479)	$(13,285)	$(49,899)	$7,256	$(42,643)
Basic loss per share	$(0.16)	$(0.02)	$(0.18)	$(0.66)	$0.10	$(0.56)
Diluted loss per share	$(0.16)	$(0.02)	$(0.18)	$(0.66)	$0.10	$(0.56)

	For the six months ended June 30, 2009
	Previously
Consolidated Statement of Cash Flows line item (in thousands):	Reported	Adjustments	As Restated
Net income (loss)	$(49,899)	$7,256	$(42,643)
Depreciation and amortization	$16,504	$(36)	$16,468
Impairment	$58,929	$(11,316)	$47,613
Deferred income tax benefit	$(28,007)	$4,096	$(23,911)

B –	PROPERTIES AND EQUIPMENT
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
          Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $3.0 million, or 27%,

for the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008. On an equivalent basis, our amortization of the full-cost pool of $7.9 million was $12.17 per Boe for the quarter ended June 30, 2009, a decrease per Boe of 28% compared to $11.0 million, or $17.02 per Boe for the quarter ended June 30, 2008. This rate decrease per Boe resulted from lower capitalized costs subsequent to the asset impairment writedowns in the fourth quarter of 2008 and the first quarter of 2009. The rate decrease was partially offset by a rate increase resulting from a decrease in our net quantities of proved reserves of oil and natural gas.
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
          Income Taxes. For the three months ended June 30, 2009, we recorded an income tax benefit of $3.1 million, on a pre-tax loss of $16.3 million. For the quarter ended June 30, 2008, we recorded an income tax benefit of $14.8 million, on a pre-tax loss of $20.7 million, including a $7.0 million benefit by reversing an uncertain tax position and related accrued interest. The effective tax rate for the three months ended June 30, 2009 was 19% compared to an effective tax rate of 38%, excluding the reversal of the uncertain tax position, for the three months ended June 30, 2008.
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
          Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $5.3 million, or 24%, for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease was a result of a lower depletion rate per Boe, partially offset by an increase in production. On an equivalent basis, our amortization of the full-cost pool of $16.0 million was $12.22 per Boe for the six months ended June 30, 2009, a decrease per Boe of 28% compared to $21.3 million, or $16.98 per Boe for the six months ended June 30, 2008. This rate decrease per Boe resulted from lower capitalized costs subsequent to the asset impairment writedowns in the fourth quarter of 2008 and the first quarter of 2009. The rate decrease was partially offset by a rate increase resulting from a decrease in our net quantities of proved reserves of oil and natural gas.
          Accretion Expense. SFAS No. 143, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $0.9 million for the six months ended June 30, 2009, compared to $1.1 million for the first six months in 2008.
          Impairment Charge. We incurred a $47.6 million impairment of the carrying value of our oil and gas properties during the first six months of 2009. The impairment of our oil and gas properties was solely due to a reduction in the tax effected estimated present value of future net revenues, caused by the dramatic decline in commodity prices, from our proved oil and gas reserves between December 31, 2008 and March 31, 2009. We incurred no impairment in the second quarter of 2009.
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
          Income Taxes. For the six months ended June 30, 2009, we recorded an income tax benefit of $23.8 million, on a pre-tax loss of $66.5 million. For the six months ended June 30, 2008, our income tax benefit was $15.4 million, on a pre-tax loss of $21.8 million, including a $7.0 million benefit by reversing an uncertain tax position and related accrued interest. Excluding the first quarter 2009 ceiling test impairment of $47.6 million and the related tax benefit of $17.3 million, the effective tax rate was 35% for the first six months of 2009. Excluding the reversal of the uncertain tax position, the effective tax rate was 39% for the first six months of 2008.
Liquidity and Capital Resources
          As of June 30, 2009, we had cash and cash equivalents of $2.2 million, and $32.8 million was available under our revolving credit facility. At that date, we had $255.7 million of indebtedness outstanding, including $255.4 million under our credit facility and $0.3 million in other indebtedness. In addition, we had $0.2 million utilized by outstanding letters of credit. As of June 30, 2009, we had an accumulated deficit of $201.6 million and a working capital deficit of $2.5 million.
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
          Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net loss, adjustments to reconcile net loss to cash provided before changes in operating assets and liabilities, and changes in operating assets and liabilities. For the six months ended June 30, 2009, our net loss was $42.6 million, as compared with a net loss of $6.4 million for the six months ended June 30, 2008. Adjustments before changes in operating assets and liabilities (primarily non-cash items such as amortization and depreciation, asset impairment charge, unrealized losses on derivatives, and deferred income taxes) were $69.0 million for the six months ended June 30, 2009 compared to $48.9 million for the first six months of 2008, an increase of $20.1 million. Asset impairment charge, offset by deferred income taxes and unrealized losses on derivatives, caused most of this increase. Changes in operating assets and liabilities for the six months ended June 30, 2009 utilized $9.5 million of cash, compared with utilizing $0.9 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, in total, net cash provided by operating activities was $16.9 million compared to $41.6 million of net cash provided by operating activities for the first six months of the previous year.
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

ITEM 4 – CONTROLS AND PROCEDURES
               As described in more detail in our Annual Report on Form10-K/A, Amendment No. 1, for the fiscal year ended December 31, 2008, filed December 4, 2009, we identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d15(f)), in connection with the occurrence of an error in our estimate of proved oil and natural gas reserves for the year ended December 31, 2008, which error was carried forward in the reserve estimate relied upon in the preparation of our condensed consolidated financial statements for the six months ended June 30, 2009 as presented in our Original Report. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have described below the actions we have taken to remediate the material weakness so identified.
               Subsequent to the filing of our Original Report, we determined that our estimate of proved oil and natural gas reserves for the year ended December 31, 2008 included reserves that were uneconomic based on applicable year-end prices and therefore understated PV-10 Value by $10.7 million and overstated our estimated net proved reserve quantities by approximately 1.4 MMBoe. This error was carried forward in the reserve estimate relied upon by us in the preparation of our condensed consolidated financial statements for the six months ended June 30, 2009 as presented in our Original Report. This reserve estimate error resulted in an overstatement of impairment expense, depreciation and amortization expense and income tax benefit on our financial statements for the six months ended June 30, 2009. Additionally, depreciation and amortization expense for the three months ended June 30, 2009 was understated. After fully evaluating the effect of the errors on our June 30, 2009 condensed consolidated financial statements, our management and the audit committee of our Board of Directors concluded that: (i) our June 30, 2009 condensed consolidated financial statements should be restated as presented in this Form 10-Q/A, (ii) the inclusion of uneconomic reserves in our reserve report, resulting in the errors in our financial statements described in this Form 10-Q/A based on such reserve report, indicated that a material weakness was present both at December 31, 2008 and at June 30, 2009, increasing the likelihood to more than remote that a material misstatement of our annual or interim financial statements would not be prevented or detected, and (iii) our internal control over financial reporting was not effective as of June 30, 2009. As a consequence of that determination, we have implemented the procedure discussed below designed to prevent or detect these errors from occurring in the future.
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
               There was no change in our internal control over financial reporting during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described above we identified a material weakness in our internal control over financial reporting that existed at the close of the period and have described the changes to our internal control over financial reporting implemented during the fourth quarter of 2009 designed to remediate this material weakness. This Item 4 should be read in conjunction with Item 9A included in the Form 10-K/A.
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

RAM ENERGY RESOURCES, INC.

December 4, 2009	By: /s/ Larry E. Lee
Name: Larry E. Lee
Title: Chairman, President and Chief Executive Officer

December 4, 2009	By: /s/ G. Les Austin
Name: G. Les Austin
Title: Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(13) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Amended Specimen Warrant Certificate.	(12) [4.3]

4.4	Amended Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(12) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006. *	(9) [10.1]

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(17) [10.6.2]

10.6.3	Third Amendment to Employment Agreement of Larry E. Lee, dated December 30, 2008.*	(20) [10.6.3]

10.6.4	Fourth Amendment to Employment Agreement of Larry E. Lee dated March 24, 2009.*	(21) [10.6.4]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

10.12.1	First Amendment to RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(18) [Exhibit A]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(11) [10.14]

10.13.1	First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent, dated as of August 8, 2007.	(14) [10.13.1]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	(14) [10.15]

10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	(15) [2.1]

10.17	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.1]

10.17.1	First Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(22) [10.17.1]

10.17.2	Second Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(23)[10.17.2]

10.18	Description of Compensation Arrangement with G. Les Austin.*	(19) [10.18]

10.18.1	First Amendment to Employment Agreement of G. Les Austin, dated December 30, 2008.*	(20) [10.18.1]

10.19	Change in Control Separation Benefit Plan of RAM Energy Resources, Inc. and Participating Subsidiaries.*	(22) [10.19]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682) dated April 14, 2008, as the exhibit number indicated in the brackets and incorporated herein by reference.

(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to Registrant’s Form 8-K filed January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to Registrant’s Form 8-K filed March 25, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(22)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(23)	Filed as an exhibit to Registrant’s Form 8-K filed July 2, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.