Form 10-Q/A
period 2009-09-30
RAM ENERGY RESOURCES INC
filed 2009-12-04
CIK 1282648

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

Explanatory Note
     We hereby amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the period ended September 30, 2009 as originally filed with the Securities and Exchange Commission on November 5, 2009 (our “Original Report”): (i) Item 1 of Part I “Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” (iv) Item 6 of Part II, “Exhibits,” and we have also updated the signature page and the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. No other sections of our Original Report are affected by this amendment.
     Subsequent to the filing of our Original Report, we determined that our estimate of proved oil and natural gas reserves for the year ended December 31, 2008 overstated our estimated net proved reserve quantities by 1.4 MMBoe, and understated the future net revenues from proved oil and natural gas properties discounted at 10%, or PV-10 Value, by $10.7 million. These errors in our proved reserve estimates carried forward in the reserve estimate for the quarter ended March 31, 2009, resulting in overstated estimated net proved reserve quantities, and understated PV-10 Value. These reserve estimate errors resulted in an overstatement of impairment expense, and income tax benefit and an understatement of depreciation and amortization expense on our financial statements for the nine months ended September 30, 2009. These adjustments to the financial statements are all non-cash. Additionally, depreciation and amortization expense for the three months ended September 30, 2009 was understated. As a result of these errors, we have made certain adjustments to our September 30, 2009 condensed consolidated financial statements and are restating such financial statements in this Form 10-Q/A. These adjustments include a decrease in net loss of $6.9 million, or $.09 per share, a decrease in impairment expense of $11.3 million, an increase in depreciation and amortization expense of $0.6 million and a decrease in income tax benefit of $3.9 million for the nine months ended September 30, 2009. The effects of these adjustments are more fully described in Note A.7 to the restated condensed consolidated financial statements presented in this Form 10-Q/A.
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

Third Quarter 2009 Form 10-Q/A Report

ITEM 1 – FINANCIAL STATEMENTS
RAM Energy Resources, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	As Restated (unaudited)	As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116	$164
Cash, restricted	-	16,000
Accounts receivable:
Oil and natural gas sales, net of allowance of $50 ($50 at December 31, 2008)	11,141	8,702
Joint interest operations, net of allowance of $515 ($515 at December 31, 2008)	795	818
Other, net of allowance of $35 ($35 at December 31, 2008)	1,329	4,045
Derivative assets	1,012	21,006
Prepaid expenses	1,568	2,330
Deferred tax asset	3,705	-
Other current contingencies	-	2,816
Other current assets	4,083	4,141

Total current assets	23,749	60,022
PROPERTIES AND EQUIPMENT, AT COST:
Proved oil and natural gas properties and equipment, using full cost accounting	699,162	683,341
Other property and equipment	9,237	9,460

	708,399	692,801
Less accumulated depreciation, amortization and impairment	(455,267)	(383,476)

Total properties and equipment	253,132	309,325
OTHER ASSETS:
Deferred tax asset	40,224	24,018
Derivative assets	-	4,531
Deferred loan costs, net of accumulated amortization of $2,402 ($1,282 at December 31, 2008)	5,219	4,015
Other	1,969	2,053

Total assets	$324,293	$403,964

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable:
Trade	$13,390	$26,370
Oil and natural gas proceeds due others	8,015	7,218
Other	27	982
Accrued liabilities:
Compensation	1,760	2,893
Interest	2,889	865
Franchise taxes	942	1,300
Income taxes	224	399
Contingencies	-	16,000
Deferred income taxes	-	5,779
Asset retirement obligations	1,043	1,093
Long-term debt due within one year	142	160

Total current liabilities	28,432	63,059
OIL & NATURAL GAS PROCEEDS DUE OTHERS	1,740	2,523
DERIVATIVE LIABILITIES	936	-
LONG-TERM DEBT	250,285	250,536
ASSET RETIREMENT OBLIGATIONS	30,430	29,106
COMMITMENTS AND CONTINGENCIES	900	900

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value, 100,000,000 shares authorized, 80,648,674 and 79,423,574, shares issued, 76,865,587 and 78,532,134 shares outstanding at September 30, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	222,432	220,800
Treasury stock - 3,783,087 shares (891,440 shares at December 31,2008) at cost	(6,167)	(4,027)
Accumulated deficit	(204,703)	(158,941)

Stockholders’ equity	11,570	57,840

Total liabilities and stockholders’ equity	$324,293	$403,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	As Restated		As Restated
REVENUES AND OTHER OPERATING INCOME:
Oil and natural gas sales
Oil	$18,276	$34,483	$45,740	$100,127
Natural gas	4,607	13,980	15,564	40,207
NGLs	2,999	5,729	7,134	14,945
Realized gains (losses) on derivatives	483	(5,054)	19,032	(14,590)
Unrealized gains (losses) on derivatives	(1,283)	34,302	(26,085)	(4,765)
Other	49	69	177	280

Total revenues and other operating income	25,131	83,509	61,562	136,204

OPERATING EXPENSES:
Oil and natural gas production taxes	1,320	3,070	3,119	8,840
Oil and natural gas production expenses	9,772	9,727	28,976	28,507
Depreciation and amortization	7,909	10,955	24,377	32,757
Accretion expense	513	552	1,449	1,630
Impairment	-	-	47,613	-
Share-based compensation	539	602	1,632	2,081
General and administrative, overhead and other expenses, net of operator’s overhead fees	4,247	4,962	12,337	16,018

Total operating expenses	24,300	29,868	119,503	89,833

Operating income (loss)	831	53,641	(57,941)	46,371

OTHER INCOME (EXPENSE):
Interest expense	(5,561)	(4,817)	(12,770)	(19,176)
Interest income	40	38	69	186
Other income (expense)	10	(6,733)	(529)	(7,087)

EARNINGS (LOSS) BEFORE INCOME TAXES	(4,680)	42,129	(71,171)	20,294
INCOME TAX PROVISION (BENEFIT)	(1,561)	13,641	(25,409)	(1,809)

Net earnings (loss)	$(3,119)	$28,488	$(45,762)	$22,103

BASIC EARNINGS (LOSS) PER SHARE	$(0.04)	$0.37	$(0.61)	$0.32

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	74,505,534	76,972,191	75,487,262	68,482,312

DILUTED EARNINGS (LOSS) PER SHARE	$(0.04)	$0.37	$(0.61)	$0.32

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	74,505,534	77,287,370	75,487,262	68,788,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2009	2008
	As Restated
OPERATING ACTIVITIES:
Net income (loss)	$(45,762)	$22,103
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	24,377	32,757
Amortization of deferred loan costs and Senior Notes discount	1,120	899
Non-cash interest	829	-
Accretion expense	1,449	1,630
Impairment	47,613	-
Unrealized loss on derivatives and premium amortization	27,242	4,765
Deferred income tax benefit	(25,690)	(1,880)
Share-based compensation	1,632	2,081
Loss on disposal of other property, equipment and subsidiary	89	174
Other expense	448	6,917
Changes in operating assets and liabilities
Accounts receivable	166	(2,825)
Prepaid expenses and other assets	1,137	(575)
Derivative premiums	(1,781)	(1,704)
Accounts payable and proceeds due others	(13,915)	6,753
Accrued liabilities and other	(15,468)	(2,180)
Restricted cash	16,000	-
Income taxes payable	(176)	(309)
Asset retirement obligations	(287)	(354)

Total adjustments	64,785	46,149

Net cash provided by operating activities	19,023	68,252

INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(21,728)	(66,739)
Proceeds from sales of oil and natural gas properties	6,156	886
Payments for other property and equipment	(504)	(1,086)
Proceeds from sales of other property and equipment	433	19
Proceeds from sale of subsidiary, net of cash	-	308
Other	-	149

Net cash used in investing activities	(15,643)	(66,463)

FINANCING ACTIVITIES:
Payments on long-term debt	(24,120)	(158,234)
Proceeds from borrowings on long-term debt	23,022	69,253
Payments for deferred loan costs	(2,324)	(60)
Stock repurchased	(6)	(76)
Warrants exercised	-	86,614

Net cash used in financing activities	(3,428)	(2,503)

DECREASE IN CASH AND CASH EQUIVALENTS	(48)	(714)
CASH AND CASH EQUIVALENTS, beginning of period	164	6,873

CASH AND CASH EQUIVALENTS, end of period	$116	$6,159

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$457	$380

Cash paid for interest	$9,011	$20,994

DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations	$115	$1,846

Payment-in-kind interest	$829	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Notes to unaudited condensed consolidated financial statements

A –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

1.	Basis of Financial Statements
          The accompanying unaudited condensed consolidated financial statements present the financial position at September 30, 2009 and December 31, 2008 and the results of operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008 of RAM Energy Resources, Inc. and its subsidiaries (the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. Reference is made to the Company’s consolidated financial statements for the year ended December 31, 2008 included in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A, for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	As Restated		As Restated
Net income (loss)	$(3,119)	$28,488	$(45,762)	$22,103

Weighted average shares - basic	74,505,534	76,972,191	75,487,262	68,482,312
Dilutive effect of unvested stock grants	-	315,179	-	306,538

Weighted average shares – dilutive	74,505,534	77,287,370	75,487,262	68,788,850

Basic earnings (loss) per share	$(0.04)	$0.37	$(0.61)	$0.32

Diluted earnings (loss) per share	$(0.04)	$0.37	$(0.61)	$0.32

5.	Subsequent Events
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
7.      Restatement of Previously Reported Consolidated Financial Statements
          Subsequent to filing the Company’s Form 10-Q for the period ended September 30, 2009, the Company detected an error in the calculation of its crude oil and natural gas proved reserve estimates for the periods ended December 31, 2008 and March 31, 2009. These reserve estimate errors resulted in overstatements of impairment expense and tax benefit and understatement of depreciation and amortization expense for the nine months ended September 30, 2009. The reserve estimate errors were primarily due to certain uneconomic properties not being excluded from the estimates of reserves. Additionally, as a result of the prior period financial statement errors the net book value used to calculate depletion expense for the third quarter of 2009 was not correctly stated, resulting in an error in the calculation of depletion and income tax benefit.
          On November 24, 2009 management and the audit committee of the Company’s Board of Directors concluded that adjustment to the historical financial statements was required; therefore, the Company restated its consolidated balance sheet and the related statement of operations, statement of stockholders’ equity and statement of cash flows as of and for the year ended December 31, 2008 on Form 10-K/A, restated the condensed consolidated balance sheet, condensed consolidated statements of operations and cash flows as of and for the three months ended March 31, 2009, restated the condensed consolidated balance sheet, condensed consolidated statements of operations and cash flows as of and for the three months and six months ended June 30, 2009 and restated the accompanying condensed consolidated balance sheet, condensed consolidated statements of operations and cash flows as of and for the three and nine months ended September 30, 2009. These adjustments to the financial statements are all non-cash.
          The following tables show the effects of the adjustments made to the Company’s Consolidated Balance Sheets as of September 30, 2009 and its Consolidated Statements of Operations and Statements of Cash Flows for the three months and nine months ended September 30, 2009.
          Consolidated Balance Sheet line item (in thousands):

	As of September 30, 2009
	Previously
	Reported	Adjustments	As Restated
Accumulated depreciation, amortization and impairment	$(478,839)	$23,572	$(455,267)
Total properties and equipment	$229,560	$23,572	$253,132
Deferred tax asset	$48,823	$(8,599)	$40,224
Total assets	$309,320	$14,973	$324,293
Accumulated deficit	$(219,676)	$14,973	$(204,703)
Stockholders’ equity (deficit)	$(3,403)	$14,973	$11,570
Total liabilities and stockholders’ equity	$309,320	$14,973	$324,293

          Consolidated Statement of Operations line item (in thousands except per share amounts):

	For the three months ended			For the nine months ended
	September 30, 2009			September 30, 2009
	Previously	Adjust-	As	Previously	Adjust-	As
	Reported	ments	Restated	Reported	ments	Restated
Depreciation and amortization	$7,304	$605	$7,909	$23,808	$569	$24,377
Impairment	$—	$—	$—	$58,929	$(11,316)	$47,613
Total operating expenses	$23,695	$605	$24,300	$130,250	$(10,747)	$119,503
Operating income (loss)	$1,436	$(605)	$831	$(68,688)	$10,747	$(57,941)
Income (loss) before income taxes	$(4,075)	$(605)	$(4,680)	$(81,918)	$10,747	$(71,171)
Income tax provision (benefit)	$(1,358)	$(203)	$(1,561)	$(29,302)	$3,893	$(25,409)
Net income (loss)	$(2,717)	$(402)	$(3,119)	$(52,616)	$6,854	$(45,762)
Basic earnings(loss) per share	$(0.04)	$—	$(0.04)	$(0.70)	$0.09	$(0.61)
Diluted earnings(loss) per share	$(0.04)	$—	$(0.04)	$(0.70)	$0.09	$(0.61)
          Consolidated Statement of Cash Flows line item (in thousands):

	For the nine months ended September 30, 2009
	Previously
	Reported	Adjustments	As Restated
Net income (loss)	$(52,616)	$6,854	$(45,762)
Depreciation and amortization	$23,808	$569	$24,377
Impairment	$58,929	$(11,316)	$47,613
Deferred income tax benefit	$(29,583)	$3,893	$(25,690)

B –	PROPERTIES AND EQUIPMENT
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
          Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $3.0 million, or 28%, for the quarter ended September 30, 2009, compared to the quarter ended September 30, 2008. On an equivalent basis, our amortization of the full-cost pool of $7.7 million was $12.17 per Boe for the quarter ended September 30, 2009, a decrease per Boe of 27% compared to $10.7 million, or $16.64 per Boe for the quarter ended September 30, 2008. This rate decrease per Boe resulted from lower capitalized costs subsequent to the asset impairment writedowns in the fourth quarter of 2008 and the first quarter of 2009. The rate decrease was partially offset by a rate increase resulting from a decrease in our net quantities of proved reserves of oil and natural gas.

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
          Income Taxes. For the three months ended September 30, 2009, we recorded an income tax benefit of $1.6 million, on a pre-tax loss of $4.7 million. For the quarter ended September 30, 2008, we recorded an income tax provision of $13.6 million, on pre-tax income of $42.1 million. The effective tax rate for the three months ended September 30, 2009 was 33%, compared to an effective tax rate of 32% for the three months ended September 30, 2008.
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
          Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $8.4 million, or 26%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease was a result of a lower depletion rate per Boe, partially offset by an increase in production. On an equivalent basis, our amortization of the full-cost pool of $23.6 million was $12.22 per Boe for the nine months ended September 30, 2009, a decrease per Boe of 28% compared to $32.1 million, or $16.87 per Boe for the nine months ended September 30, 2008. This rate decrease per Boe resulted from lower capitalized costs subsequent to the asset impairment writedowns in the fourth quarter of 2008 and the first quarter of 2009. The rate decrease was partially offset by a rate increase resulting from a decrease in our net quantities of proved reserves of oil and natural gas.
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
          Income Taxes. For the nine months ended September 30, 2009, we recorded an income tax benefit of $25.4 million, on a pre-tax loss of $71.2 million. For the nine months ended September 30, 2008, our income tax benefit was $1.8 million, on a pre-tax income of $20.3 million, including a $7.0 million benefit by reversing an uncertain tax position and related accrued interest. Excluding the first quarter 2009 ceiling test impairment of $47.6 million and the related tax benefit of $17.3 million, the effective tax rate was 34% for the first nine months of 2009. Excluding the reversal of the uncertain tax position, the effective tax rate was 25% for the first nine months of 2008.
Liquidity and Capital Resources
          As of September 30, 2009, we had cash and cash equivalents of $0.1 million, and $35.0 million of availability under our revolving credit facility; however, advances in excess of $163.3 million at September 30, 2009 would have been restricted by a financial ratio covenant under our credit facility. At that date, we had $250.4 million of indebtedness outstanding, including $110.2 million under our term loan facility, $140.0 million under our revolving credit facility and $0.2 million in other indebtedness. As of September 30, 2009, we had an accumulated deficit of $204.7 million and a working capital deficit of $4.7 million.
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
          Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net loss, adjustments to reconcile net loss to cash provided before changes in operating assets and liabilities, and changes in operating assets and liabilities. For the nine months ended September 30, 2009, our net loss was $45.8 million, as compared with a net income of $22.1 million for the nine months ended September 30, 2008. Adjustments before changes in operating assets and liabilities (primarily non-cash items such as amortization and depreciation, asset impairment charge, unrealized losses on derivatives, and deferred income taxes) were $79.1 million for the nine months ended September 30, 2009 compared to $47.3 million for the first nine months of 2008, an increase of $31.8 million. Asset impairment charge and unrealized loss on derivatives, offset by deferred income taxes, caused most of this increase. Changes in operating assets and liabilities for the nine months ended September 30, 2009 utilized $14.3 million of cash, compared with utilizing $1.2 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, in total, net cash provided by operating activities was $19.0 million compared to $68.3 million of net cash provided by operating activities for the first nine months of the previous year.
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

 ITEM 4 – CONTROLS AND PROCEDURES
     As described in more detail in our Annual Report on Form10-K/A, Amendment No. 1, for the fiscal year ended December 31, 2008, filed December 4, 2009, we identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d15(f)), in connection with the occurrence of an error in our estimate of proved oil and natural gas reserves for the year ended December 31, 2008, which error was carried forward in the reserve estimate relied upon in the preparation of our condensed consolidated financial statements for the nine months ended September 30, 2009 as presented in our Original Report. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have described below the actions we have taken to remediate the material weakness so identified.
     Subsequent to the filing of our Original Report, we determined that our estimate of proved oil and natural gas reserves for the year ended December 31, 2008 included reserves that were uneconomic based on applicable year-end prices and therefore understated PV-10 Value by $10.7 million and overstated our estimated net proved reserve quantities by approximately 1.4 MMBoe. This error was carried forward in the reserve estimate relied upon by us in the preparation of our condensed consolidated financial statements for the nine months ended September 30, 2009 as presented in our Original Report. This reserve estimate error resulted in an overstatement of impairment expense, depreciation and amortization expense and income tax benefit on our financial statements for the nine months ended September 30, 2009. Additionally, depreciation and amortization expense for the three months ended September 30, 2009 was understated. After fully evaluating the effect of the errors on our September 30, 2009 condensed consolidated financial statements, our management and the audit committee of our Board of Directors concluded that: (i) our September 30, 2009 condensed consolidated financial statements should be restated as presented in this Form 10-Q/A, (ii) the inclusion of uneconomic reserves in our reserve report, resulting in the errors in our financial statements described in this Form 10-Q/A based on such reserve report, indicated that a material weakness was present both at December 31, 2008 and at September 30, 2009, increasing the likelihood to more than remote that a material misstatement of our annual or interim financial statements would not be prevented or detected, and (iii) our internal control over financial reporting was not effective as of September 30, 2009. As a consequence of that determination, we have implemented the procedure discussed below designed to prevent or detect these errors from occurring in the future.
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
     There was no change in our internal control over financial reporting during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described above we identified a material weakness in our internal control over financial reporting that existed at the close of the period and have described the changes to our internal control over financial reporting implemented during the fourth quarter of 2009 designed to remediate this material weakness. This Item 4 should be read in conjunction with Item 9A included in the Form 10-K/A.
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
We may not be able to borrow the full amount of the borrowing base under our revolving credit facility because of the amount of our Modified EBITDA. The inability to fully borrow funds up to our borrowing base could reduce our capital expenditures.
     As of September 30, 2009, our borrowing base under our revolving credit facility was $175.0 million. As of the same date, we had outstanding advances under the revolving credit facility of $140.0 million, leaving an aggregate availability under our revolver of $35.0 million. However, because of the amount of our Modified EBITDA, the financial covenants set forth in our credit facility would have limited us to additional borrowings under our revolving credit facility as of September 30, 2009 of $23.3 million. We will be unable to borrow the full amount of our borrowing base until our Modified EBITDA for the preceding four fiscal quarters equals or exceeds $63.6 million. Our inability to borrow the full amount of our borrowing base under our revolving credit facility could reduce our capital expenditures.

          Reference is also made to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K/A for the year ended December 31, 2008, for a discussion of other risk factors which are the known, material risks that could affect our business and our results of operations.
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