Form 10-K/A
period 2008-12-31
RAM ENERGY RESOURCES INC
filed 2009-12-18
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Documents incorporated by reference: Except with respect to Item 11, the information called for by Part III is incorporated by reference to the definitive proxy statement for the Registrant’s 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission, or SEC, no later than 120 days after December 31, 2008.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2009, and subsequently amended on December 4, 2009 (collectively, the “Original Filing”). We are filing this Amendment solely for the purpose of amending and restating in full Part III, Item 11 – Executive Compensation, in response to comments received from the SEC with regard to our executive compensation disclosure in our Definitive Proxy Statement on Schedule 14A filed April 2, 2009. No attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update other disclosures, including the exhibits to the Original Filing, affected by subsequent events. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits under Part IV, Item 15.

PART III

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

Our Board of Directors has overall responsibility for establishing compensation for our directors and executive officers. Our Board of Directors has delegated to the Compensation Committee of the Board the responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy with respect to our executive officers. The Committee makes all decisions with respect to base salaries and incentive compensation paid to our executive officers, including equity-based awards under our 2006 Long-Term Incentive Plan, and after consultation with our president and chief executive officer, approves equity awards under our 2006 plan to our non-officer employees. The Committee ensures that the total compensation paid to our executive officers is fair, reasonable and competitive. The individuals who served as our chief executive officer and chief financial officer during fiscal 2008, as well as the other individuals included in the Summary Compensation Table provided below, are referred to as our named executive officers. With the exception of our president and chief executive officer, Larry E. Lee, and our chief financial officer, G. Les Austin, the types of compensation and benefits provided to our named executive officers are similar to those provided to other executive officers. Compensation and benefits provided to Messrs. Lee and Austin are controlled by their employment agreement or arrangement described below.

Role of Executive Officers in Compensation Decisions

Our president and chief executive officer annually reviews the performance of each executive officer (other than himself, whose performance is reviewed by the Committee). The conclusions reached as the result of and recommendations based on these reviews, including recommendations with respect to salary adjustments and annual bonus or equity award amounts, are presented to the Committee. The Committee then exercises its discretion in determining base salary adjustments and incentive compensation awards to our executive officers. Decisions regarding the non-equity compensation of other employees are made by our president and chief executive officer after consultation with the Committee.

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one designed to attract and retain highly qualified individuals to fill our executive officer positions, reward longevity of employment, reward the achievement of annual, long-term and strategic goals, align the executives’ interests with those of the stockholders and ultimately improve stockholder value. The Committee evaluates both performance and compensation to ensure we maintain our ability to attract and retain superior employees in key positions and that compensation provided to our key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes executive compensation packages provided to our executives, including our named executive officers, should include both cash and stock-based compensation.

Our Committee determines base salaries and cash and stock-based incentive compensation awards for our executive officers to accomplish the following:

•	maintain competitive levels of compensation in order to retain key employees due to the continuing competitive environment in the energy industry;

•	reward key employees for job performance over the past year;

•	recognize longevity as an important aspect of the officer ranks, which results in more predictable leadership and more efficient and productive employees throughout our organization;

•	provide incentive to continue the provision of high-level job performance; and

•

in all matters involving compensation of our officers and employees, to be fair to the officers and employees on the one hand, and to our stockholders on the other hand, by setting compensation in a manner that aligns the interests of the parties with the ultimate goal of enhancing our long-term performance.

Our Committee believes that an important measure of an executive’s individual performance is Company performance, because the Company’s overall performance is in many respects directly attributable to the efforts of the executive management team. However, the Committee is also aware of the fact that in the oil and natural gas exploration and production industry, some metrics, such as (i) revenues, income, earnings and other GAAP-based financial results, (ii) Modified EBITDA, adjusted cash flow and other non-GAAP calculations, (iii) the PV-10 value of proved reserves and the standardized measure of discounted future cash flows, and (iv) to a lesser extent, the volume of proved reserves, are subject to and dependent upon actual oil and natural gas sales prices, which are not within the control of management. Accordingly, the Committee places less importance on commodity price driven metrics and more on importance on matters that can be directly influenced by management involvement.

Setting Executive Compensation

In determining base salaries and incentive compensation for our executive officers, our Compensation Committee first considers the current level of the executive’s compensation, both internally and relative to other Company officers, and the executive’s individual performance, which is the critical factor in determining merit-based increases and incentive compensation. The Committee also reviews market data provided by outside consultants with respect to a select peer group of companies, The entire process can best be described as: first, looking within our Company at the current salary structure among the executive group to ensure fairness and consistency; second, evaluating each executive’s individual performance to ensure that compensation is performance based; and third, looking at peer group companies to determine if the range of compensation paid to our executives is within the “fairway” of the compensation paid to executives in similarly situated companies. The use of peer group data, while part of the process, is intended to ensure that the compensation paid to our executives is fair when compared to similar companies, and to give the Compensation Committee some objective basis to support its salary determination decisions.

The Committee engaged Pearl Meyer & Partners, an outside compensation consulting firm, to assist the Board and the Committee in crafting our total compensation program for our executive officers for 2008 and to assist the Board in determining compensation for our directors. Pearl Meyer provided the Committee with a competitive salary analysis showing market average compensation for executive officers in companies similar to ours. Utilizing in part this report, the Committee approved the increase in Mr. Lee’s and our other executive officers’ base salaries, the granting of a cash bonus to Mr. Lee and our other executive officers for services provided in 2008 and made recommendations to our Board of Directors regarding director compensation, which recommendations subsequently were approved. The peer group referenced in the Pearl Meyer report consisted of: Berry Petroleum, Brigham Exploration Company, Delta Petroleum Corporation, Edge Petroleum Corporation, McMoran Exploration Company, Parallel Petroleum Corporation, Petrohawk Energy Corporation, Swift Energy Company, TXCO Resources, Inc., Venoco, Inc., and Whiting Petroleum Corporation. While our Compensation Committee utilizes data regarding peer group companies to determine if the range of compensation paid to our executive officers and directors is within the “fairway” of compensation paid to executives in and directors of similarly situated companies, our Committee does not “benchmark” executive and director compensation to other companies.

2008 Executive Compensation Components

For the fiscal year ended December 31, 2008, the principal components of compensation for our named executive officers were:

•	base salary;

•	performance-based incentive compensation; and

•	perquisites and other personal benefits.

When selecting the components and amounts of compensation for 2008, the Compensation Committee specifically intended to reward key employees for excellent job performance and long work hours over the past year, during which we accomplished substantially all of the goals and objectives for the year set by our Nominating and Corporate Governance Committee. Our Compensation Committee also intended to provide incentives going forward into 2009, a year in which we expected increasing challenges relating to our operations and financial condition as a result of the current worldwide economic crisis and dysfunction in the credit and capital markets.

The base salary and incentive compensation paid to certain named executive officers for 2008 were determined by employment contracts or retention agreements. The base salary paid to Mr. Lee, our president and CEO, was determined pursuant to the terms of his employment agreement, as described below. The base salary, cash bonus and restricted stock awards paid or granted to Mr. Austin, our senior vice president and CFO, were determined pursuant to the terms of our employment agreement with Mr. Austin, also as described below. Of the $276,000 cash bonus compensation paid to Ms. Lindsey, our vice president, accounting and controller, $220,000 of such amount was paid pursuant to a retention agreement entered into between Ms. Lindsey and Ascent Energy Inc. prior to the acquisition of Ascent by the Company in November 2007.

Mr. Longmire, our former senior vice president and CFO, retired in April 2008, and did not receive any incentive compensation for 2008, either as cash bonus compensation or equity awards under our 2006 plan.

In determining compensation for our named executive officers for 2008 (other than those executive officers for whom 2008 compensation was determined pursuant to an employment or retention agreement), the Committee noted that we had met substantially all of the corporate goals and objectives set by our Nominating and Corporate Governance Committee for 2008, all of which were directly influenced by the management team, as follows: (i) we successfully integrated in an effective and efficient manner the properties acquired from Ascent Energy Inc. in November 2007, (ii) our production of oil, natural gas and natural gas liquids increased to 2.55 million barrels of oil equivalent (“BOE”), up 80% from 2007, (iii) our exploration and development activities resulted in extensions of existing reserves and discoveries of new reserves totaling 5.0 million BOE during the year, (iv) we maintained compliance with all financial ratios and other covenants under our senior secured credit facility; (v) we developed an effective plan for transition of all accounting functions to our Plano office; (vi) we developed an effective risk management plan; (vii) we initiated development of a succession plan for our senior officers; (viii) we successfully executed our business plan for the year as approved by our Board; and (ix) we met all of the guidance objectives furnished to market analysts for the year. These achievements reflect quality planning, decision-making and supervision by members of the management team and were credited to each member of the management team in the process of determining incentive compensation for the named executive officers.

Although we obtained this financial and operating success, as well as a resulting increase in our intrinsic value and that of our assets, the Committee recognized that our stock price had declined precipitously at the end of 2008. The Committee determined that the cause of this decline was not due to the actions of management, but rather to:

•	the current worldwide economic crisis and the resulting slowdown in the United States economy evidencing the early stages of a recession that may last through calendar year 2009;

•	the resulting reduction in worldwide demand for oil and natural gas, resulting in the realization of lower prices for our oil and natural gas;

•	the continuing dysfunction in worldwide capital and credit markets; and

•	the irrational behavior of the stock market, without regard to the intrinsic value of companies whose stock prices have been driven to unimaginable lows.

Recognizing the decline in the current market value of our common stock, the Committee determined that cash bonuses paid to our executive officers for 2008 should not exceed the cash bonuses awarded to our executive officers in 2007.

Personal performance factors taken into account by the Committee with respect to each of the named executive officers whose incentive compensation was not determined by contract included both (i) an evaluation of subjective factors that bear upon the named executive officer’s value to the Company, including management style and expertise, management effectiveness, experience and knowledge of the Company, its properties, business plan and objectives, past performance in obtaining desired results, longevity of employment, reputation and stature among industry peers, and interpersonal relations with other members of the management team and with subordinates, and (ii) an evaluation of objective factors that relate specifically to the performance by the named executive officer of the executive officer’s assigned duties and responsibilities during the preceding year. No specific weighting of subjective and objective factors is utilized by the Committee in setting base salaries or determining annual cash bonuses or equity awards under our 2006 plan. Examples of objective factors taken into account by the Committee in determining the 2008 incentive compensation for each of the named executive officers whose incentive compensation was not determined by contract included the following:

Larry E. Lee – President and CEO

•

As noted above, the individual performance factors considered by the Committee in determining Mr. Lee’s cash bonus compensation are set out in detail below. See, “Executive Employment Agreements and Arrangements – Larry E. Lee.”

Larry G. Rampey – Senior Vice President, Operations

•	Designing, implementing and supervising the successful execution of the capital expenditures component of the Company’s business plan;

•	Implementing procedures to reduce field operating expenses and streamline production operations;

•	Planning for and directing the testing of all prospective areas identified on the Ascent Energy properties and identifying new areas for further development;

•	Assimilating all of the Ascent operations and field employees into our operations structure, including the reorganization and rebranding of the Ascent entities’ operations; and

•	Supervising the development of our enhanced environmental and safety programs.

Drake N. Smiley – Senior Vice President, Land, Legal and Exploration

•

Addition of a significant number of proved undeveloped locations, together with probable and possible locations, in a South Texas producing area, based upon the acquisition and reworking of 3-D seismic data and continuous geologic mapping;

•	Identification and exploitation of three prospective exploration/step-out projects adjacent to a recently acquired producing field;

•	Aggressive continuation of a 3-D seismic acquisition program on our Tier 1 Barnett Shale acreage in North Texas, resulting in the addition of a significant number of prospective drilling locations;

•	Successful negotiation and closing of two producing property acquisitions;

•	Identification and successful development of a previously unidentified shallow reservoir in a producing field; and

•	Identification, negotiation and acquisition of a significant exploration and development concession on Indian lands.

G. Les Austin – Senior Vice President, CFO, Secretary and Treasurer

•

As noted above, cash bonus compensation and restricted stock awards paid or granted to Mr. Austin for 2008 were determined pursuant to his employment agreement, described below. See, “Executive Employment Agreements and Arrangements – G. Les Austin.”

Vicky Lindsey – Vice President, Accounting and Controller

•

Overseeing the successful integration of the former Ascent entities into our consolidated company structure, including first year Sarbanes-Oxley compliance for Section 404 public accounting firm certification;

•	Overseeing upgraded computer systems to improve reporting capabilities in all areas, including cost containment and standardization; and

•	Implementing procedures to reduce controllable general and administrative expenses during the economic slowdown experienced during the second half of 2008.

Base Salary

We provide our named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for our named executive officers are determined for each executive based on his or her position and responsibility by using market data and by performance evaluations. Base salary ranges are designed so that salary opportunities for a given position generally will be within the 50th percentile of the market salary surveyed, although as noted above, our Committee does not “benchmark” executive compensation to that paid by other companies.

During its review of base salaries for executives, the Committee primarily considers:

•	internal review of the executive’s compensation, both individually and relative to other officers;

•	individual performance of the executive; and

•	market data provided by our outside consultants.

Salary levels are typically considered annually as part of our performance review process as well as upon a promotion or other change in job responsibility. Merit-based increases to salaries of named executive officers are based on the Committee’s assessment of the individual’s performance.

Performance-Based and Incentive Compensation

Performance-based and incentive compensation may be paid in the form of cash bonuses, grants of restricted stock, share units, stock options, stock appreciation rights, performance units and performance bonuses, or some combination of these awards. In granting these awards, the Committee may establish any conditions or restrictions it deems appropriate.

The Committee did not use specific financial or operational targets to determine awards of incentive compensation for 2008. The Committee did, however, discuss implementing specific financial or operational targets in its deliberations of future incentive compensation. However, the nature of the oil and natural gas industry makes targets difficult, because many of the components of financial and operational targets tend to be outside of management’s control. These components include commodity prices, availability of drilling and service equipment, and drilling and completion schedules under the control of third parties, among others.

For determination of the 2008 performance-based cash bonuses, the Committee considered the Pearl Meyer report containing market data from industry peers. From this report, the Committee established target bonuses including a range from threshold to maximum bonuses. The Committee evaluated the individual performance of our named executive officers, as described above, including the individuals’ contribution to the achievement of corporate goal and objectives, and determined the 2008 performance-based cash bonuses. The resulting bonuses were within the market of the peer group companies included in the Pearl Meyer report.

The following table sets forth performance-based cash bonuses awarded to our officers and non-officer employees in 2008:

Named Executive Officers	Cash Bonuses
Larry E. Lee	$400,000
Larry G. Rampey	165,000
Drake N. Smiley	150,000
G. Les Austin	125,000
John M. Longmire	—
Vicky L. Lindsey	56,000

$896,000
Other Officers	$373,500
Non-Officer Employees	$1,799,735

Total	$3,069,235

In connection with the award of long-term incentive equity grants under our 2006 plan, the Committee reviewed its previously adopted philosophy concerning the grant of equity awards under our 2006 plan, as follows:

•	our most important asset is a highly educated, well-trained, experienced and dedicated management, professional and support staff;

•

in the current environment in the oil and natural gas exploration and production industry, attracting and retaining top quality management, professional and support staff is more competitive than ever;

•	in order to build and preserve this most important asset, we must offer attractive compensation and equity-based incentives to our key management, professional and support staff;

•	equity-based awards create an identity of interest between our key employees and our stockholders; and

•

equity-based awards incentivize award recipients to give their best efforts toward maximizing the value of our oil and natural gas assets and controlling costs, thereby providing the circumstances most likely to result in stock price natural appreciation for the benefit of all equity holders.

The Committee also renewed its commitment to granting equity-based awards in the form of restricted stock rather than stock options or other types of equity-based awards available under the 2006 plan because:

•	restricted stock awards are more desirable, from the employee’s standpoint, because they are more immediate and substantive than options;

•

employees receiving stock awards are stockholders with voting rights and the right to receive current dividends, instead of just option holders with the possibility of becoming stockholders in the future, thereby creating an immediate identity of interest with the public stockholders; and

•	restricted stock awards are more attractive to us because fewer shares are required to achieve the same incentive result.

Grants of restricted stock were based on a formula suggested by our president and chief executive officer of a factor (determined by employee grade level) multiplied by base salary and divided by the average price per share of our common stock (minimum $4.05/per share). Under our 2006 plan, the number of shares granted to any executive officer may not exceed 100,000 shares per year. The Committee reviewed this recommendation and then finalized the grant after consideration of subjective factors deemed relevant in its own discretion.

In determining the 2008 stock-based awards granted under our 2006 plan, the Committee also considered a 2007 report from Villareal & Associates, another independent compensation consulting firm engaged by the Committee to provide peer group data. Our Committee neither benchmarks equity awards based on any market salary survey nor maintains a formal policy or purely objective criteria to determine award grants. The 100,000 share grant to Mr. Austin, hired April 1, 2008, was specifically negotiated as a hiring incentive as part of his employment arrangement.

Stock-based awards granted under our 2006 plan generally vest between one and five years after the date of the grant. An exception was our accelerated vesting of Mr. Cox’s restricted stock on April 4, 2008, described below.

All stock-based awards under our 2006 plan are made at the market price of our common stock at the time of the award. The Committee may grant awards of stock options or restricted stock awards to executives at any regularly scheduled or special meeting. The grant date of any stock option or restricted stock award is determined in accordance with FAS 123R, now Accounting Standards Codification Topic 718.

The following table sets forth awards granted under our 2006 plan in 2008:

Named Executive Officers	Shares
Larry G. Rampey	50,000
Drake N. Smiley	45,000
G. Les Austin	100,000
John M. Longmire	—
Vicky L. Lindsey	50,000

245,000
Other Officers and Directors	265,000
Non-Officer Employees	594,800

Total	1,104,800

See “Grants of Plan-based Awards in 2008” and “Director Compensation” for more information about award grants to our named executive officers and directors.

John Cox, a former senior vice president, secretary and treasurer, died on March 23, 2008. In recognition of his service to the Company, and because of his untimely death, he never had the opportunity to participate in an increase in our real equity value to which he contributed, our Compensation Committee accelerated the vesting of his restricted shares which remained unvested at the time of his death. As a result of this action, 95,336 shares of restricted stock vested effective April 4, 2008.

In November 2008, after considering the information provided by Pearl Meyer and reviewing Mr. Lee’s recommendations, the Compensation Committee approved the grant of restricted stock awards to our employees for 1,092,000 shares of our common stock, with such awards to be effective January 1, 2009. The grants included awards of 609,000 shares to officers, and 483,000 shares to managers and other designated employees. The awards are subject to a four-year vesting schedule commencing January 1, 2010. The market price of our common stock on December 31, 2008, the first trading day preceding the grant date, was $0.88 per share.

Retirement and Other Benefits

Our 401(k) Profit Sharing Plan is a tax-qualified retirement savings plan pursuant to which all employees, including the named executive officers, are able to contribute the lesser of up to 100% of their annual salary or the limit prescribed by the Internal Revenue Service to the plan on a before-tax basis. In 2006, we elected to match 100% of each employee’s contribution to the plan. For 2007, 2008 and 2009, our Compensation Committee determined that we would make a safe harbor match of 100% of employee contributions up to 6% of the employee’s salary. All contributions to the plan as well as any matching contributions are fully vested upon contribution.

Perquisites and Other Personal Benefits

We provide our executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to our executive officers. The perquisites provided to our named executive officers are set forth in footnotes 12 and 13 of the Summary Compensation Table below. Attributed costs of the personal benefits for the named executive officers for the fiscal year ended December 31, 2008 are included in column (i) and footnote 12 of the Summary Compensation Table below.

Executive Employment Agreements and Arrangements

Larry E. Lee. In connection with the consummation of our merger with RAM Energy in May 2006, we entered into an employment agreement with Larry E. Lee, under the terms of which Mr. Lee serves as our president and chief executive officer. The initial term of the employment agreement was three years. Pursuant to an amendment to the employment agreement effective March 24, 2009, the term of the employment agreement was extended through April 30, 2011. The employment agreement, as amended, provides that Mr. Lee will receive an annual base salary of not less than $500,000. In addition, we pay the annual premium on a term life insurance policy owned by Mr. Lee, the costs of his annual physical examinations, and certain country club dues and expenses. Mr. Lee also may be awarded a bonus for any fiscal year during the employment term, either pursuant to an incentive compensation plan maintained by us or as otherwise may be determined by our Board of Directors.

The employment agreement provides for certain payments in the event of Mr. Lee’s termination. The termination payments are discussed below under the heading “Potential Payments Upon Termination or Change of Control.”

The employment agreement contains certain restrictive covenants that prohibit Mr. Lee from disclosing information that is confidential to us and our subsidiaries and generally prohibits him, during the employment term and for one year thereafter, from soliciting or hiring our employees and those of our subsidiaries. The employment agreement does not contain any restrictive covenants that otherwise limit Mr. Lee’s ability to compete with us and our subsidiaries following his employment.

On December 12, 2008, the Compensation Committee met to discuss and determine the amount, if any, of the bonus to be paid to Mr. Lee for job performance during 2008. Consideration was given to the Pearl Meyer report. The Committee noted that while compensation paid to chief executive officers of peer group companies should not be the determinative factor in fixing Mr. Lee’s compensation, information concerning peer group compensation is useful for purposes of determining industry norms. Additional factors considered by the Committee concerning Mr. Lee’s job performance during 2008 included the following:

•	we achieved significant increases over the prior year in production, Modified EBITDA and free cash flow;

•	we fully integrated the Ascent properties and personnel;

•

we successfully completed our planned and budgeted non-acquisition capital expenditure program for 2008, except during the 4th quarter where cutbacks were required due to the unprecedented drop in commodity prices;

•	we retired by payment in full our outstanding 11 1/2% Senior Notes issued in 1998;

•

we, exclusively through Mr. Lee’s efforts, selected and hired Les Austin as our new senior vice president and chief financial officer, as successor to John Longmire upon Mr. Longmire’s mid-year retirement;

•	we completed or made significant progress toward achieving all of the goals and objectives set by our Nominating and Corporate Governance Committee for the current year;

•	we received approximately $86 million as a capital infusion upon exercise of our outstanding warrants;

•	we maintained compliance with all of the covenants under our senior secured credit facility, thereby preserving an enormously valuable asset as the economy worsens and credit markets become tighter;

•

we, solely through the efforts and foresight of Mr. Lee, put in place a hedging policy that will preserve cash flow for a significant portion of our future production through 2011 at prices well above current commodities futures prices; and

•	Mr. Lee was the “face” of the Company once again during 2008, participating in seven (7) investor and industry conferences and taking the lead in all our earnings and investor conference calls.

The Committee noted the decline in the market price of our common stock during the last part of 2008. The Committee determined, consistent with published articles by experts in the field of executive compensation, that an increase or decrease in stock price over a short period, such as one year, should not be the determinative factor in fixing executive compensation, for the reason that stock price does not necessarily reflect the increase or decrease in the intrinsic value of a company over a short period. The Committee determined that our intrinsic value increased considerably in 2008, primarily as a result of the transactions engineered by Mr. Lee, which increase is likely to be reflected in the stock price at some point in the future. Accordingly, stock price alone was not determinative of the granting of, or the amount of, a bonus for Mr. Lee’s job performance during 2008.

The Committee recognized that Mr. Lee owned or had dispositive power with respect to more than 12.6 million shares of our common stock, or approximately 16% of our outstanding shares. The Committee concurred with the conclusion in the Pearl Meyer report that under such circumstances, long term equity grants would offer little incentive to Mr. Lee. Accordingly, the Committee determined that Mr. Lee’s bonus for 2008 should be paid entirely in cash. The Committee determined that, while Mr. Lee’s job performance during the current year would, under normal circumstances, qualify him to receive a substantial cash bonus, perhaps significantly in excess of the $450,000 “target” bonus which for planning purposes had been accrued on our books over the current year, in light of the current economic situation, including the recent decline in commodity prices and the outlook for 2009, and the effect such would have on our stock price, and the range of bonuses the Committee approved for other officers of the Company, the Committee determined that it would not be appropriate to grant Mr. Lee a year-end bonus at the accrued target level. Accordingly, the Committee approved a cash bonus to Mr. Lee in the amount of $400,000, which was paid in 2009. The bonus, when combined with his base salary, resulted in Mr. Lee’s total direct compensation for 2008 being below the 50th percentile of peer group companies in the Pearl Meyer report.

G. Les Austin. Effective April 1, 2008, G. Les Austin became our senior vice president, chief financial officer, treasurer and secretary. Pursuant to a compensation arrangement, we paid Mr. Austin a base salary in 2008 of $187,500, based on an annual base salary of $250,000 per annum, and a cash bonus for 2008 of $125,000, 40% of which was paid in 2008 and 60% of which was paid in 2009. Effective April 1, 2008, we granted Mr. Austin a restricted stock award of 100,000 shares of our common stock, which shall vest in four equal installments commencing on January 1, 2009, and in November 2008, we granted Mr. Austin an additional 100,000 restricted stock awards effective January 1, 2009, vesting in four equal installments commencing January 1, 2010. We also provide Mr. Austin (i) a term life insurance policy providing a death benefit of $700,000 during the term of his employment, (ii) substantially the same perquisites provided to our other senior vice presidents, and (iii) certain protections against our change of control. These protections are described below under the heading “Potential Payments Upon Termination or Change of Control.”

Tax and Accounting Implications

The Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, which provides that we may not deduct compensation of more than $1,000,000 paid to certain individuals in any taxable year. We believe compensation paid by us is generally fully deductible for federal income tax purposes. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for our executive officers. For fiscal 2008, all amounts paid to our named executive officers were deductible.

Beginning on January 1, 2006, we began accounting for stock-based payments including grants and awards under our 2006 plan in accordance with the requirements of FAS 123R, now Topic 718 of the Codification.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

THE COMPENSATION COMMITTEE

John M. Reardon, Chairman
Sean P. Lane
Gerald R. Marshall

December 16, 2009

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended December 31, 2008. Substantially all of the compensation paid to our president and chief executive officer, Larry E. Lee, and our chief financial officer, G. Les Austin, result from the terms of their employment agreement or arrangement. We have not entered into any employment agreements with any of the other named executive officers.

Based on the fair value of equity awards granted to our named executive officers in 2008 and the base salary of the named executive officers, “salary” accounted for approximately 39% of the total compensation of the named executive officers, bonus incentive compensation accounted for approximately 27%, stock awards accounted for 29% and other compensation accounted for 5% of the total compensation of the named executive officers. The table below reflects compensation paid to Messrs. Lee, Longmire, Rampey and Smiley while executive officers of RAM Energy, Inc. prior to our acquisition of it on May 8, 2006, as well as amounts paid by us after the acquisition date.

(a)	(b)	(c)	(d)		(e)	(i)		(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock awards ($)(11)	All other compensation ($)(12)		Total ($)
Larry E. Lee President and Principal Executive Officer	2008 2007 2006	$495,833 450,000 450,000	$400,000 600,000 350,000	(1) (1) (1)	$ — — —	$85,580 88,784 227,345		$981,413 1,138,784 1,027,345

G. Les Austin(2) Senior Vice President and Principal Financial Officer	2008	187,500	125,000	(5)	488,000	21,831		822,331

John M. Longmire(3) Senior Vice President and Principal Financial Officer	2008 2007 2006	240,000 222,500 190,000	— 150,000 100,000	(6)(7) (8)(9)	— 106,400 672,000	19,759 27,468 34,003		259,759 506,368 996,003

Larry G. Rampey Senior Vice President	2008 2007 2006	288,333 262,500 212,500	165,000 165,000 100,000	(5) (6)(7) (8)(9)	251,000 418,000 672,000	25,560 27,512 36,977		729,893 873,012 1,021,497

Drake N. Smiley Senior Vice President	2008 2007 2006	266,333 237,500 195,000	150,000 150,000 100,000	(5) (6)(7) (8)(9)	225,900 418,000 672,000	29,666 26,012 39,265		668,899 831,512 1,066,265

Vicky L. Lindsey(4) Vice President Accounting and Controller	2008 2007 2006	160,000 160,000 140,250	276,000 — 70,000	(10) (8)	231,850 — —	22,827 464,361 —	(13)	690,677 624,361 210,250

(1)	A bonus of $400,000 was earned in 2008 and paid to Mr. Lee in 2009. A bonus of $600,000 was earned in 2007 and paid to Mr. Lee in 2008, and $200,000 of Mr. Lee’s 2006 bonus was paid to Mr. Lee in 2007.
(2)	Mr. Austin was hired effective April 1, 2008.
(3)	Mr. Longmire resigned as principal financial officer effective April 1, 2008 and as senior vice president effective July 1, 2008 and is no longer an officer.
(4)	Ms. Lindsey joined us in November 2007. All compensation paid to Ms. Lindsey in 2006 and for eleven (11) months in 2007 was paid by Ascent Energy Inc.
(5)	These amounts represent bonuses earned in 2008 and paid in 2009. Mr. Austin received 40% in 2008 and the remainder in 2009.

(6)	These amounts represent bonuses earned in 2007 and paid in 2008.
(7)	While not earned in 2007, each of Messrs. Longmire, Rampey and Smiley received a bonus of $25,000 in 2007 as the final payment of the bonuses awarded in 2005. The deferred bonus payments are not reflected on the bonus amounts in column (d).
(8)	These amounts represent bonuses earned in 2006 and paid in 2007.
(9)	While not earned in 2006, deferred bonuses of $50,000 were paid in 2006 to each of Messrs. Longmire, Rampey and Smiley as a result of Deferred Bonus Compensation Plan awards granted by RAM Energy in 2004 and 2005. The deferred bonus payments are not reflected in the bonus amounts in column (d).
(10)	A retention bonus of $220,000 was paid to Ms. Lindsey in July 2008 as part of the Ascent Energy Inc. acquisition. A performance bonus of $56,000 was earned in 2008 and paid in 2009.
(11)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008, 2007 and 2006, in accordance with FAS 123R of restricted stock awards pursuant to our 2006 plan.
(12)	All other compensation consists of the elements summarized in the table below. The amounts reflect compensation in 2008, each as calculated in accordance with Internal Revenue Service guidelines included as compensation on the IRS Form W-2 of the named executive officers who receive such benefits. Income taxes on certain amounts are also reimbursed by us and included on applicable officer’s W-2. For our president and chief executive officer, in accordance with his employment agreement, includes an annual premium of $19,850 for a $5.0 million life insurance policy.

Name	401(k) Match	Executive Life Policy	Personal Use of Company Vehicles or Allowance	Country Club Dues	Other	Total
Larry E. Lee	20,500	19,850	26,761	9,658	8,811	85,580
G. Les Austin	7,500	2,103	12,228	—	—	21,831
John M. Longmire	7,200	—	12,559	—	—	19,759
Larry G. Rampey	17,300	—	8,260	—	—	25,560
Drake N. Smiley	15,800	1,232	12,634	—	—	29,666
Vicky L. Lindsey	9,630	35	13,162	—	—	22,827

(13)	Ms. Lindsey was paid $220,000 on November 30, 2007, by Ascent Energy Inc. in settlement of her employment agreement with Ascent. Ms. Lindsey also received $244,361 for payment by the Ascent Energy Inc. employee incentive plan.

Grants of Plan-Based Awards In 2008

(a)	(b)	(i)		(j)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)		All Other Option Awards: Number of Securities Underlying Options (#)
Larry E. Lee	—	—		—
G. Les Austin	4/1/08	100,000	(2)	—
Larry G. Rampey	1/1/08	50,000	(3)	—
John M. Longmire	—	—		—
Drake N. Smiley	1/1/08	45,000	(3)	—
Vicky L. Lindsey	1/1/08 & 11/7/08	50,000	(4)	—

(1)	The amounts shown in column (i) reflect the number of shares of restricted stock granted to each named executive officer pursuant to our 2006 plan.
(2)	These restricted stock grants vest in equal increments annually over a four-year period from the date of grant. The market price of the shares of our common stock on the date of grant was $4.88 per share.
(3)	These restricted stock grants vest in equal increments annually over a four-year period from the date of grant. The market price of the shares of our common stock on the first trading day preceding the date of grant was $5.02 per share.
(4)	This restricted stock grant includes 45,000 shares granted on January 1, 2008 and 5,000 shares granted on November 7, 2008. Both vest in equal increments annually over a four-year period commencing January 1, 2009. The market price of the shares of our common stock on the first trading day preceding the January 1, 2008 grant date was $5.02 and on the date of the November 7, 2008 grant was $1.19 per share.

Outstanding Equity Awards at Fiscal Year-end

	Stock Awards
(a)	(i)	(j)
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Larry E. Lee	—	—
G. Les Austin	100,000	$488,000
Larry G. Rampey	130,000	585,400
John M. Longmire	—	—
Drake N. Smiley	125,000	560,300
Vicky L. Lindsey	50,000	231,850

Option Exercises and Stock Vested

	Stock Awards
(a)	(d)	(e)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Larry E. Lee	—	$—
G. Les Austin	—	—
Larry G. Rampey	13,580	64,505
John M. Longmire	20,000	95,000
Drake N. Smiley	13,580	64,505
Vicky L. Lindsey	—	—

Potential Payments Upon Termination or Change of Control

Our employment agreements with Messrs. Lee and Austin obligate us to pay certain separation benefits to them in the event of termination of such executive’s employment or upon a change of control. In addition, effective March 10, 2009, we adopted a separation benefit plan entitled the “Change in Control Separation Benefit Plan of RAM Energy Resources, Inc, and Participating Subsidiaries,” or the 2009 CIC Plan. The 2009 CIC Plan provides certain separation benefits to our senior vice presidents and our vice presidents, as well as the senior vice presidents and vice presidents of our affiliates. The terms of the 2009 CIC Plan are described below.

Mr. Lee’s Employment Agreement

The amount of separation benefits payable to Larry E. Lee, as set forth in his employment agreement, upon voluntary termination, termination for cause, termination for good reason and termination in the event of disability or death is shown below. The amounts shown assume that such termination is effective as of April 30, 2009, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to Larry E. Lee upon his termination. The actual amounts to be paid out can only be determined at the time of his separation from us.

The term “disability” means disability (either physical or mental) which (i) materially and adversely affects Mr. Lee’s ability to perform his duties required of his office, and (ii) at least 26 weeks after its commencement, is determined to be total and permanent by a physician selected by us or our insurers and acceptable to Mr. Lee or his legal representative. The term “cause” means termination for one of the following reasons:

•	the conviction of Mr. Lee of a felony by a federal or state court of competent jurisdiction;

•	an act or acts of dishonesty taken by Mr. Lee and intended to result in substantial personal enrichment of Mr. Lee at our expense; or

•	Mr. Lee’s failure to follow a direct, reasonable and lawful written order from the Board of Directors, within the reasonable scope of his duties, which failure is not cured within 30 days.

The term “good reason” means:

•

the assignment to Mr. Lee of any material duties inconsistent in any respect with his position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by the employment agreement;

•

any other action taken by us which results in a diminution in Mr. Lee’s position, compensation, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which we remedy within ten (10) days after receipt of notice thereof given by Mr. Lee;

•

any material failure by us to otherwise perform our obligations under the employment agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which we remedy within ten (10) days after receipt of notice thereof given by Mr. Lee;

•

our requiring Mr. Lee to be based at any office or location other than that described in the employment agreement, except for periodic travel reasonably required in the performance of his responsibilities;

•	any purported termination by us of Mr. Lee’s employment otherwise than as expressly permitted by the employment agreement; or

•	any failure by us to cause any successor entity to assume our obligations to Mr. Lee under the employment agreement.

Payments Made Upon Termination Other Than for Cause, Death or Disability, or by Mr. Lee for Good Reason. In the event Mr. Lee is terminated for reasons other than cause, death or disability, or Mr. Lee complies with the requirements to permit him to resign, and he does resign, for good reason:

•	we will be obligated to pay to Mr. Lee in a lump sum payment the following amounts:

•	his annual base salary through the date of termination to the extent not already paid;

•	the highest bonus paid to Mr. Lee during his employment term for a full fiscal year, pro rated for that portion of the year of termination in which Mr. Lee is employed by us;

•	an amount equal to 200% of Mr. Lee’s base salary in effect on the date of termination;

•	any deferred compensation and accrued vacation pay;

•

if Mr. Lee qualifies for accelerated vesting of stock options, restricted stock awards or other employee benefits, but the acceleration would adversely affect the tax status of the plan or other participants in the plan, an amount equal to the benefit he would receive had accelerated vesting occurred; and

•

a “gross-up” payment in an amount equal to any excise tax, or interest or penalties related to any excise tax, assessed against Mr. Lee pursuant to Section 4999 of the Code, based upon the payments discussed above, the vesting of any stock or option rights under any benefit plan and the payment of the “gross-up” amount;

•	all of Mr. Lee’s stock options and restricted stock awards will vest (to date, Mr. Lee has not received a grant of stock options or restricted stock awards); and

•

Mr. Lee and his family, if applicable, may continue to participate in any welfare benefit plan offered by us through the term of the employment agreement to the same extent as if Mr. Lee continued to be employed by us through the full term of the employment agreement.

Payments Made Upon Termination for Cause or by Mr. Lee for other than Good Reason. In the event Mr. Lee is terminated for cause, or Mr. Lee resigns for other than good reason, we have no further obligations to Mr. Lee other than a lump sum payment of the following amounts:

•	his annual base salary through the date of termination to the extent not already paid;

•	any deferred compensation; and

•

a “gross-up” payment in an amount equal to any excise tax, or interest or penalties related to any excise tax, assessed against Mr. Lee pursuant to Section 4999 of the Code, based upon the payments discussed above and the payment of the “gross-up” amount.

Payments Made Upon Death or Disability. In the event of Mr. Lee’s death or disability:

•	we will be obligated to pay to Mr. Lee in a lump sum payment the following amounts:

•	his annual base salary through the date of termination to the extent not already paid;

•	the bonus paid to Mr. Lee for the last full fiscal year, pro rated for that portion of the year of termination during which year Mr. Lee is employed by us;

•	an amount equal to Mr. Lee’s base salary in effect on the date of termination for the lesser of twelve (12) months or the remaining term of the employment agreement;

•	any deferred compensation and accrued vacation pay;

•

if Mr. Lee qualifies for accelerated vesting of stock options, restricted stock awards or other employee benefits, but the acceleration would adversely affect the tax status of the plan or other participants in the plan, an amount equal to the benefit he would receive had accelerated vesting occurred; and

•

a “gross-up” payment in an amount equal to any excise tax, or interest or penalties related to any excise tax, assessed against Mr. Lee pursuant to Section 4999 of the Code, based upon the payments discussed above, the vesting of any stock or option rights under any benefit plan and the payment of the “gross-up” amount; and

•	all of Mr. Lee’s stock options and restricted stock awards will vest (to date, Mr. Lee has not received a grant of stock options or restricted stock awards).

The following table shows the potential payments upon termination of Mr. Lee’s employment with us as set forth in his employment agreement.

Executive Benefits and Payments Upon Separation	Voluntary Termination Without Good Reason	Voluntary Termination With Good Reason	Involuntary Not For Cause Termination	For Cause Termination	Disability	Death
Compensation:
Base Salary(1)	$—	$1,000,000	$1,000,000	$—	$500,000	$500,000
Bonus	—	200,000	200,000	—	133,333	133,333
Benefits & Perquisites:
Stock Awards	—	—	—	—	—	—
Health and Welfare Benefits(2)	—	27,000	27,000	—	—	—
Excise Tax and Gross-Up	—	—	—	—	—	—
Accrued Vacation Pay(3)	—	—	—	—	—	—

Total	$—	$1,227,000	$1,227,000	$—	$633,333	$633,333

(1)	Assumes termination as of April 30, 2009 and all salary due and payable, and all matching contributions pursuant to our 401(k) plan to that date have been paid.
(2)	Average monthly cost is $1,125, with approximately 24 months remaining under the term of the employment agreement.
(3)	Mr. Lee has no accrued vacation pay.

Payments of separation benefits may be delayed if (i) Mr. Lee is a “specified employee” within the meaning of Section 409A of the Code (“Section 409A”) as of the date of his separation from service and (ii) the amount of any separation benefits payable to him are subject to Section 409A. In such instance, the separation benefits will not be paid to Mr. Lee until six months after the date of separation from service (or, if earlier, the date of his death). Any delayed payment will be paid in a single lump sum in cash on the first day of the seventh month following Mr. Lee’s separation from service (or, if earlier, upon his death).

Mr. Austin’s Compensation Arrangement

If, during the first three years of Mr. Austin’s employment with us, either (i) his employment is terminated (in a manner that constitutes a separation from service under Section 409A) by us other than for cause or (ii) a change of control occurs, and upon such change of control or within six months thereafter, his employment with us is terminated (in a manner that constitutes a separation from service under Section 409A) either (y) by us other than for cause, or (z) by him for good reason, then we must pay to Mr. Austin as a severance benefit an amount equal to the sum of:

•	his then current base salary; plus

•	a “bonus payment” equal to the average of his three then most recent annual cash bonuses.

In the event a termination event occurs before Mr. Austin has received his first annual cash bonus, the “bonus payment” will be deemed to be $125,000.

The term “change of control” means any change in the composition of our board of directors such that the incumbent directors comprise less than one-half of the membership of our Board. The term “incumbent directors” means those persons currently serving as our directors, any person selected by the current directors to replace a director who dies, resigns or is removed as a director (and any such person shall thereafter be deemed to be a current director), or any person nominated by the current directors, or whose nomination is supported by the current directors, and who thereafter is elected by the stockholders as a director (and any such person shall thereafter be deemed to be a current director).

The term “cause” means:

•	conviction of a felony;

•	an act or acts of dishonesty intended to result in personal enrichment at our expense; or

•

failure to follow a reasonable and lawful order from our chief executive officer or the Board, within the reasonable scope of his duties and responsibilities, which failure is not cured within ten (10) days after notice.

The term “good reason” means the termination by Mr. Austin of his employment within the period ending six (6) months following a change of control for any of the following events, unless he has consented in writing to such event:

•	a material diminution of his base annual salary;

•

his assignment of any duties materially inconsistent with his position as chief financial officer (including status, offices, titles, and reporting requirements), or any material diminution of his authority, duties, or responsibilities, other than an isolated, insubstantial, or inadvertent action not taken in bad faith and which we remedy promptly after receipt of notice from Mr. Austin; or

•	any required relocation of his principal office to a location more than fifty (50) miles from Tulsa, Oklahoma.

The following table shows the potential payments upon termination of Mr. Austin’s employment with us as provided in his compensation arrangement:

Executive Benefits and Payments Upon Separation	Change of Control Event	Involuntary Not For Cause Termination
Base Salary(1)	$250,000	$250,000
Bonus	125,000	125,000
Accruals(2)	9,659	9,659

Total	$384,659	$384,659

(1)	Assumes termination as of April 30, 2009 and all salary due and payable, and all matching contributions pursuant to our 401(k) plan have been paid.
(2)	Accrued vacation balance payable as of April 30, 2009.

Mr. Austin’s employment arrangement contemplated the adoption of the 2009 CIC Plan, and includes specific provisions that address potential differences in the payment of change of control separation benefits. If circumstances under which the change of control separation benefit payable to Mr. Austin in the 2009 CIC Plan are substantially similar to the circumstances specified under his employment agreement, then the provisions of the 2009 CIC Plan will control. If, however, events subsequently occur that would have entitled Mr. Austin to the payment of change of control separation benefits under his employment agreement that are greater than those payable under the 2009 CIC Plan, we must make a cash payment to Mr. Austin equal to the increase in benefits payable. Assuming a termination as of April 30, 2009, the severance benefit payable to Mr. Austin under the 2009 CIC Plan would be greater than the benefit payable under his employment agreement.

Any payments of separation benefits may be delayed to ensure compliance with Section 409A in the same manner as described above under Mr. Lee’s employment agreement.

Change in Control Separation Benefit Plan of RAM Energy Resources, Inc, and Participating Subsidiaries

We adopted the 2009 CIC Plan to assure that we will have the continued dedication of each of our senior vice presidents and vice presidents (“Executives”), notwithstanding the possibility, threat, or occurrence of a change in control. Our Board believed it was important to diminish the inevitable distraction of these executives by virtue of the personal uncertainties and risks created by a pending or threatened change in control, and to encourage these executive’s full attention and dedication to our affairs during the term of the 2009 CIC Plan and upon the occurrence of such event. Our Board also believed that we are best served by providing these executives with compensation arrangements upon a change in control which provide these executives with individual financial security and which are competitive with those of other corporations. The principal provisions of the 2009 CIC Plan are as follows.

Reasons for Termination of Employment of an Executive

Termination Upon Death or Becoming Disabled. An Executive’s employment shall terminate immediately upon the Executive’s death and we will have no further obligation under the 2009 CIC Plan to the deceased Executive or such Executive’s legal representatives. If the Executive’s employment is terminated due to the Executive becoming disabled, we will have no further obligation under the 2009 CIC Plan to the Executive or such Executive’s legal representatives. The term “disabled” means, with respect to any Executive, that (i) such Executive has received disability payments under our long-term disability plan for a period of three months or more, or (ii) based upon the written report of a mutually agreeable qualified physician designated by us and the Executive or the Executive’s representative, our Compensation Committee determines, in accordance with Section 409A, that the Executive has become physically or mentally incapable of performing the Executive’s essential job functions with or without reasonable accommodation or job protection as required by law for a continuous period expected to last not less than twelve months.

Termination by the Company; Cause. We may terminate an Executive’s employment at any time whether with or without cause. For purposes of the 2009 CIC Plan, “cause” means the termination of Executive’s employment due to:

•	the failure of the Executive to perform in any material respect the Executive’s prescribed duties to us (other than any such failure resulting from the Executive becoming disabled);

•	the commission by the Executive of a wrongful act that caused or was reasonably likely to cause damage to us;

•	an act of gross negligence, fraud, unfair competition, dishonesty or misrepresentation in the performance of the Executive’s duties on our behalf;

•

the conviction of or the entry of a plea of nolo contendere by the Executive to any felony or the conviction of or the entry of a plea of nolo contendere to any offense involving dishonesty, breach of trust or moral turpitude; or

•	a breach of the Executive’s fiduciary duty involving personal profit.

If we terminate the Executive’s employment for cause within the year following a change in control (the “Change in Control Period”), then such termination for cause shall not be effective for purposes of determining that the Executive is not entitled to payment of the separation benefit under the 2009 CIC Plan unless and until two-thirds of the Board adopt a resolution approving the termination of the Executive for cause, following notice and an opportunity to the Executive to be heard at a meeting called by the Board to discuss the Executive’s employment.

For purposes of the 2009 CIC Plan, a change in control shall be deemed to have occurred as of the first day that any one or more of the following conditions shall have been satisfied:

•

at the close of business day next following the day on which we learn of the acquisition by any unaffiliated person of beneficial ownership, within the meaning of Rule 13d-3 promulgated under the Exchange Act, of 50% or more of the then outstanding shares of our common stock;

•	at any time the incumbent directors (defined below) shall cease for any reason to constitute a majority of our Board;

•

upon the consummation of a reorganization, merger or consolidation, or a sale or other disposition of all or substantially all of our assets, with certain limited exceptions where our stockholders continue to control the resulting entity (or the entity which purchases our assets) and the incumbent directors control the board of the resulting entity (or the entity which purchases our assets); or

•	approval by our stockholders of a plan of complete liquidation or dissolution.

The incumbent directors are the members of the Board on the date of adoption of the 2009 CIC Plan, together with any person who hereafter becomes our director and whose election or nomination for election was approved by a vote of at least a majority of the incumbent directors (including directors so appointed or elected by incumbent directors) then on the Board; provided, however, that no individual initially elected or nominated as our director as a result of an actual or threatened election contest (as described in Rule 14a-11 under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of any person other than the Board, including by reason of any agreement intended to avoid or settle any such election contest or solicitation of proxies or consents, shall be deemed an incumbent director

Termination by the Executive; Good Reason. The Executive may terminate the Executive’s employment at any time whether with or without good reason. The term “good reason” means the termination by the Executive of the Executive’s employment during the Change in Control Period for any of the following events, unless the Executive has consented in writing to such event:

•	any material diminution in the Executive’s annual base salary;

•

the assignment to the Executive of any duties materially inconsistent with the Executive’s position (including status, offices, titles, and reporting requirements), authority, duties, or responsibilities, other than an isolated, insubstantial, or inadvertent action not taken in bad faith and which we remedy promptly after receipt of notice from the Executive;

•	any failure by us to require any successor or assignee to assume the obligations under the 2009 CIC Plan; or

•	any relocation of the Executive’s principal office to a location more than fifty (50) miles from the Executive’s principal office prior to such relocation.

No termination of employment for good reason shall be effective for purposes of determining that the Executive is entitled to payment of the separation benefits under the 2009 CIC Plan unless (i) following receipt of proper notice, we fail to either cure the offending cause or notify the Executive of our intended method of cure, and (ii) the Executive timely delivers a notice of termination.

Termination Prior to a Change in Control. If we terminate the Executive’s employment other than for cause, the Executive’s death or the Executive becoming disabled, and a change in control occurs within six (6) months following the date of termination, then for purposes determining eligibility for payment of the separation benefits under the 2009 CIC Plan, such change in control shall be deemed to have occurred immediately prior to the date of termination if either (i) the date of termination occurs following the execution of an agreement (including a letter of intent) that provides for a transaction that subsequently is consummated and constitutes such change in control, or (ii) the Executive reasonably demonstrates that such termination was effected in connection with, or in anticipation of, such change in control.

Separation Benefits Upon Termination of the Executive under the 2009 CIC Plan

Accrued Obligations. Upon any termination of the Executive’s employment for any reason, we will pay the Executive any unpaid portion the Executive’s annual base salary through the date of termination and any accrued, unused vacation through the date of termination (the “Accrued Obligations”).

Termination for Good Reason; Other Than for Cause, Death, or Becoming Disabled. If during the Change in Control Period (i) we terminate the Executive’s employment other than for cause, the Executive’s death, or the Executive becoming disabled, or (ii) the Executive terminates the Executive’s employment for good reason, then we will, in addition to the payment of the Accrued Obligations, pay the following separation benefits to the Executive:

•

If the Executive is a vice president, we will pay the Executive a lump sum in cash equal to one times the sum of the greater of (x) the Executive’s annual base salary as of the date of termination, and (y) the Executive’s annual base salary at any time during the one-year period before the change in control.

•

If the Executive is a senior vice president, we will pay the Executive a lump sum in cash equal to two times the sum of the greater of (x) the Executive’s annual base salary as of the date of termination, and (y) the Executive’s annual base salary at any time during the one-year period before the change in control.

•	We will also provide the Executive:

•

with limited exceptions and for the period allowed under Section 4980B of the Code (not less than 18 months), the same level of health and dental insurance benefits for the Executive (and the Executive’s dependents, if applicable) upon substantially similar terms and conditions (including contributions required by the Executive for such benefits) as existed immediately before the date of termination; and

•

for a period of 18 months, the same level of life and disability insurance benefits for the Executive, upon substantially similar terms and conditions (including contributions required by the Executive for such benefits) as existed immediately before the date of termination.

Cause; Other than for Good Reason. If during the Change in Control Period the Executive’s employment is terminated for cause, or by reason of death or disability, or the Executive terminates the Executive’s employment without good reason, then the Executive shall have no further rights and we will have no further obligations to the Executive under the 2009 CIC Plan, other than for payment of the Accrued Obligations.

The following tables show the potential separation benefits to be paid upon termination of our named executive officers other than Messrs. Lee and Longmire, who are not eligible for separation benefits under the 2009 CIC Plan.

G. Les Austin
Executive Benefits and Payments Upon Separation	Termination For Cause, Death, Disability or Without Good Reason	Termination With Good Reason, or Other Than For Cause, Death or Disability
Base Salary(1)	$—	$500,000
Health and Welfare Benefits(2)	—	20,250
Accruals(3)	9,659	9,659

Total	$9,659	$529,909

(1)	Assumes termination as of April 30, 2009 and all salary due and payable and all matching contributions pursuant to our 401(k) plan to that date have been paid.
(2)	Average monthly cost is $1,125.
(3)	Accrued vacation balance payable as of April 30, 2009.

Larry G. Rampey
Executive Benefits and Payments Upon Separation	Termination For Cause, Death, Disability or Without Good Reason	Termination With Good Reason, or Other Than For Cause, Death or Disability
Base Salary(1)	$—	$590,000
Health and Welfare Benefits(2)	—	20,250
Accruals(3)	116,156	116,156

Total	$116,156	$726,406

(1)	Assumes termination as of April 30, 2009 and all salary due and payable and all matching contributions pursuant to our 401(k) plan to that date have been paid.
(2)	Average monthly cost is $1,125.
(3)	Accrued vacation balance payable as of April 30, 2009. This balance represents accrued exceptions to our policy of permitting a maximum of 240 hours of vacation time to be carried over to subsequent years. Exceptions were granted due to Mr. Rampey’s inability to use vacation within a given year because of workload requirements. All exceptions to our carry-over policy were approved by our president and chief executive officer. No further exceptions will be authorized.

Drake N. Smiley
Executive Benefits and Payments Upon Separation	Termination For Cause, Death, Disability or Without Good Reason	Termination With Good Reason, or Other Than For Cause, Death or Disability
Base Salary(1)	$—	$540,000
Health and Welfare Benefits(2)	—	20,250
Accruals(3)	107,740	107,740

Total	$107,740	$667,990

(1)	Assumes termination as of April 30, 2009 and all salary due and payable and all matching contributions pursuant to our 401(k) plan to that date have been paid.
(2)	Average monthly cost is $1,125.
(3)	Accrued vacation balance payable as of April 30, 2009. This balance represents accrued exceptions to our policy of permitting a maximum of 240 hours of vacation time to be carried over to subsequent years. Exceptions were granted due to Mr. Smiley’s inability to use vacation within a given year because of workload requirements. All exceptions to our carry-over policy were approved by our president and chief executive officer. No further exceptions will be authorized.

Vicky L. Lindsey
Executive Benefits and Payments Upon Separation	Termination For Cause, Death, Disability or Without Good Reason	Termination With Good Reason, or Other Than For Cause, Death or Disability
Base Salary(1)	$—	$160,000
Health and Welfare Benefits(2)	—	20,250
Accruals(3)	17,846	17,846

Total	$17,846	$198,096

(1)	Assumes termination as of April 30, 2009 and all salary due and payable and all matching contributions pursuant to our 401(k) plan to that date have been paid.
(2)	Average monthly cost is $1,125.
(3)	Accrued vacation balance payable as of April 30, 2009. This balance represents accrued exceptions to our policy of permitting a maximum of 180 hours of vacation time to be carried over to subsequent years. Exceptions were granted due to Ms. Lindsey’s inability to use vacation in 2008 because of workload requirements. All exceptions to our carry-over policy were approved by our president and chief executive officer.

Any payments of separation benefits may be delayed to ensure compliance with Section 409A in the same manner as described above under Mr. Lee’s employment agreement.

Director Compensation

Our Board of Directors determines all cash and non-cash compensation paid to our independent directors. Mr. Lee, our president and CEO who also serves on our Board of Directors, receives no compensation for serving as a director. We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. The Compensation Committee reviewed the Director Compensation Review prepared by Pearl Meyer & Partners that reflected that our independent directors are paid significantly less than directors of peer group companies, both in total cash compensation and in equity grants. The Compensation Committee noted that because each of our independent directors is a committee chair, and each member serves on each Board committee, the independent members of our Board of Directors have considerably more responsibility that the average director on a much larger board. The Committee also noted that because we have such a small Board in comparison with the peer group, our overall Board compensation burden is substantially less than the peer group. After consideration of these and other factors, our Board has determined to pay our independent directors at least the median compensation reflected in the Pearl Meyer report. For 2008, our independent directors were compensated as follows:

•	Cash compensation:

•	an annual base retainer of $35,000;

•	a meeting fee of $1,000 per meeting attended for all in person and telephonic meetings of the Board and each Board Committee subject to a $15,000 per year cap on meeting fees;

•	an additional annual retainer of $15,000 for the Chairman of the Audit Committee;

•	an additional annual retainer of $7,500 for the Chairman of the Compensation Committee; and

•	an additional annual retainer of $7,500 for the Chairman of the Nominating and Corporate Governance Committee; and

•	Long-term incentive grants under our 2006 plan of 15,000 shares of restricted stock.

On May 8, 2008, we granted restricted stock awards of 15,000 shares to each of Messrs. Lane, Marshall and Reardon. The market price of the shares of our common stock on the date of grant was $5.11 per share. All of the shares granted vest on May 8, 2009.

The table below summarizes the compensation paid by us to independent directors for the fiscal year ended December 31, 2008.

(a)	(b)	(c)	(f)	(g)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total
Sean P. Lane	$55,625	$76,050	$0	$131,675
Gerald R. Marshall	$62,500	$76,050	$0	$138,550
John M. Reardon	$55,625	$76,050	$0	$131,675

(1)	The amounts reflect the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123R.
(2)	The value of perquisites did not exceed $10,000.

The table below reflects the aggregate number of restricted stock awards to our independent directors that were outstanding at December 31, 2008, and the market value thereof computed in accordance with FAS 123R.

	Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Sean P. Lane	15,000	$76,050
Gerald Marshall	15,000	$76,050
John M. Reardon	15,000	$76,050

2006 Long-Term Incentive Plan

The purposes of our 2006 plan are to promote our growth and profitability, to provide our executives, directors and other employees, and persons who, by their position, ability and diligence are able to make important contributions to our growth and profitability, with an incentive to assist us in achieving our long-term corporate objectives, to attract and retain executives and other employees of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in us.

Under our 2006 plan, we may grant restricted stock, stock options, stock appreciation rights or other awards to any of our directors, officers or full-time employees or those of our subsidiaries, and to any independent contractors and consultants who by their position, ability and diligence are able to make important contributions to our future growth and profitability. Generally, all classes of our employees are eligible to participate in our 2006 plan.

Our 2006 plan currently provides that a maximum of 6,000,000 shares of our common stock may be issued in conjunction with awards granted under our 2006 plan. At April 1, 2009, 2,592,526 shares of our common stock remained available for awards to be granted under our 2006 plan. Awards that are forfeited under the 2006 plan will again be eligible for issuance as though the forfeited awards had never been issued. Similarly, awards settled in cash will not be counted against the shares authorized for issuance upon exercise of awards under the 2006 plan.

Administration

The Compensation Committee of our Board of Directors administers our 2006 plan. The members of our Compensation Committee serve at the pleasure of our Board of Directors. With respect to stock options or restricted stock awards to be made to any of our directors, the Compensation Committee will make recommendations to our Board of Directors as to:

•	which of such persons should be granted options or restricted stock;

•	the terms of proposed grants or awards of options or restricted stock to those selected by our Board of Directors to participate;

•	the exercise price for options; and

•	any limitations, restrictions and conditions upon any option grants or restricted stock awards.

Any award of restricted stock or grant of options to any of our directors under our 2006 plan must be approved by our Board of Directors, and such award cannot exceed 20,000 shares per annum.

In connection with the administration of our 2006 plan, the Compensation Committee, with respect to options and restricted stock and other awards to be made to any officer, employee or consultant who is not one of our directors, will:

•	determine which employees and other persons will be granted options or restricted stock under our 2006 plan;

•	grant the options or restricted stock awards to those selected to participate;

•	determine the exercise price for options; and

•	prescribe any limitations, restrictions and conditions upon any option grants or restricted stock awards.

In addition, our Compensation Committee will:

•	interpret our 2006 plan; and

•	make all other determinations and take all other actions that may be necessary or advisable to implement and administer our 2006 plan.

Types of Awards

Our 2006 plan permits the Compensation Committee to make several types of awards and grants, the principal types of which are awards of shares of restricted stock, the grant of options to purchase shares of our common stock, and awards of stock appreciation rights, or SARs.

Restricted Stock. Restricted shares of our common stock may be granted under our 2006 plan subject to such terms and conditions, including forfeiture and vesting provisions, and restrictions against sale, transfer or other disposition as our Board of Directors or the Compensation Committee may determine to be appropriate at the time of making the award. In addition, our Board of Directors or the Compensation Committee may direct that share certificates representing restricted stock be inscribed with a legend as to the restrictions on sale, transfer or other disposition, and may direct that the certificates, along with a stock power signed in blank by the employee, be delivered to and held by us until such restrictions lapse. Our Board of Directors or the Compensation Committee, in its discretion, may provide for a modification or acceleration of shares of restricted stock in the event of a change in control, death or permanent disability of the employee, or for such other reasons as our Board of Directors or the Compensation Committee may deem appropriate in the event of the termination of employment of the covered employee.

Stock Options. Stock options are contractual rights entitling an optionee who has been granted a stock option to purchase a stated number of shares of our stock at an exercise price per share determined at the date of the grant. Options are evidenced by stock option agreements with the respective optionees. The exercise price for each stock option granted under our 2006 plan will be determined by our Board of Directors or the Compensation Committee at the time of the grant. Either our Board of Directors or the Compensation Committee will also determine the duration of each option; however, no option may be exercisable more than ten years after the date the option is granted. Within the foregoing limitations, either our Board of Directors or the Compensation Committee may, in its discretion, impose limitations on the exercise of all or some options granted under our 2006 plan, such as specifying minimum periods of time after grant during which options may not be exercised. Our 2006 plan also contains provisions for our Board of Directors or Compensation Committee to provide for acceleration of the right of an individual employee to exercise his or her stock option or restricted stock award in the event we experience a change of control. No cash consideration is payable to us in exchange for the grant of options.

Our 2006 plan provides that the stock options may either be Incentive Stock Options within the meaning of Section 422 of the Code, or the Non-Qualified Options, which are stock options other than Incentive Stock Options within the meaning of Sections 82 and 421 of the Code.

Incentive Stock Options. Incentive Stock Options may be granted only to our employees or employees of our subsidiaries, and must be granted at a per share option price not less than the fair market value of our common stock on the date the Incentive Stock Option is granted. In the case of an Incentive Stock Option granted to a stockholder who owns shares of our outstanding stock of all classes representing more than 10% of the total combined voting power of all of our outstanding stock of all classes entitled to vote in the election of directors, the per share option price may not be less than 110% of the fair market value of one share of our common stock on the date the Incentive Stock Option is granted and the term of such option may not exceed five years. As required by the Code, the aggregate fair market value, determined at the time an Incentive Stock Option is granted, of our common stock with respect to which Incentive Stock Options may be exercised by an optionee for the first time during any calendar year under all of our incentive stock option plans may not exceed $100,000. The maximum number of shares of our common stock underlying Incentive Stock Options granted under our 2006 plan may not exceed 2,400,000.

Non-Qualified Options. Non-Qualified Options are stock options which do not qualify as Incentive Stock Options. Non-Qualified Options may be granted to our consultants and independent contractors, as well as to our employees. The exercise price for Non-Qualified Options will be determined by the Compensation Committee at the time the Non-Qualified Options are granted, but may not be less than 75% of the fair market value of our common stock on the date the Non-Qualified Option is granted. Non-Qualified Options are not subject to any of the restrictions described above with respect to Incentive Stock Options. Incentive Stock Options and Non-Qualified Options are treated differently for federal income tax purposes as described below under “— Tax Treatment.”

The exercise price of stock options may be paid in cash, in whole shares of our common stock, in a combination of cash and our common stock, or in such other form of consideration as our Board of Directors or the Compensation Committee may determine, equal in value to the exercise price. However, only shares of our common stock which the optionee has held for at least six months on the date of the exercise may be surrendered in payment of the exercise price for the options.

Stock Appreciation Rights. Awards of stock appreciation rights, which we refer to as SARs, entitle the recipient to receive a payment from us equal to the amount of any increase in the fair market value of the shares of our common stock subject to the SAR award between the date of the grant of the SAR award and the fair market value of these shares on the exercise date. Our 2006 plan provides for payment in the form of shares of our common stock or cash.

Transferability

Restricted stock awards and awards of SARs are not transferable during the restriction period. Incentive Stock Options are not transferable other than by will or by the laws of descent and distribution. Non-Qualified Stock Options are transferable on a limited basis. In no event may a stock option be exercised after the expiration of its stated term.

Termination

Rights to restricted stock, SARs and stock options which have not vested will generally terminate immediately upon the holder’s termination of employment with us or any of our subsidiaries for any reason other than retirement with our consent, disability or death. Our Board of Directors or the Compensation Committee may determine, at the time of the grant, that a holder’s stock option agreement may contain provisions permitting the optionee to exercise the stock options for a specified period after such termination, or for any period our Board of Directors or the Compensation Committee determines to be advisable after the optionee’s employment terminates by reason of retirement, disability, death, termination without cause, or following a change in control. Incentive Stock Options will, however, terminate no more than three months after termination of the holder’s employment, twelve months after termination of the holder’s employment due to disability and three years after termination of the holder’s employment due to death. Our Board of Directors or the Compensation Committee may permit a deceased holder’s stock options to be exercised by the holder’s executor or heirs during a period acceptable to our Board of Directors or the Compensation Committee following the date of the optionee’s death but such exercise must occur prior to the expiration date of the stock option.

Dilution; Substitution

Our 2006 plan provides protection against substantial dilution or enlargement of the rights granted to holders of restricted stock and options in the event of stock splits, recapitalizations, mergers, consolidations, reorganizations or similar transactions. New option rights may, but need not, be substituted for the stock options granted under our 2006 plan, or our obligations with respect to stock options outstanding under our 2006 plan may, but need not, be assumed by another corporation in connection with any merger, consolidation, acquisition, separation, reorganization, sale or distribution of assets, liquidation or like occurrence in which we are involved. In the event that our 2006 plan is assumed, the stock issuable upon the exercise of stock options previously granted under our 2006 plan will thereafter include the stock of the corporation granting such new option rights or assuming our obligations under the 2006 plan.

Amendment

Our Board of Directors may amend our 2006 plan at any time. However, without stockholder approval, our 2006 plan may not be amended in a manner that would increase the number of shares that may be issued under our 2006 plan, extend the term of our 2006 plan, or otherwise disqualify our 2006 plan for coverage under Rule 16b-3 promulgated under the Exchange Act. Restricted stock or stock options previously granted under our 2006 plan may not be impaired or affected by any amendment of our 2006 plan, without the consent of the affected grantees.

Accounting Treatment

Under current generally accepted accounting principles with respect to the financial accounting, when we make a grant of restricted stock, an amount equal to the fair market value of the restricted stock at the date of grant is charged to our compensation expense over the period of the restriction. The value of any stock option as of the date of grant will likewise be charged to our compensation expense over the vesting period of the option. Upon the grant of stock options to our employees under our 2006 plan, we would recognize compensation expense to the extent that the exercise price for the stock options granted is less than the fair market value of the covered stock on the date of grant. The cash we receive upon the exercise of stock options would be reflected as an increase in our capital. No additional compensation expense will be recognized at the time stock options are exercised.

Due to consideration of the accounting treatment of restricted stock awards and stock options by various regulatory bodies, it is possible that the present accounting treatment may change.

Tax Treatment

The following is a brief description of the federal income tax consequences, under existing law, with respect to restricted stock and stock options that may be granted as awards under our 2006 plan.

Restricted Stock. A recipient of restricted stock generally will not recognize any taxable income until the shares of restricted stock become freely transferable or are no longer subject to a substantial risk of forfeiture. At that time, the excess of the fair market value of the restricted stock over the amount, if any, paid for the restricted stock is taxable to the recipient as ordinary income. If a recipient of restricted stock subsequently sells the shares, he or she generally will realize capital gain or loss in the year of such sale in an amount equal to the difference between the net proceeds from the sale and the price paid for the stock, if any, plus the amount previously included in income as ordinary income with respect to such restricted shares.

A recipient has the opportunity, within certain limits, to fix the amount and timing of the taxable income attributable to a grant of restricted stock. Section 83(b) of the Code permits a recipient of restricted stock, which is not yet required to be included in taxable income, to elect, within 30 days of the award of restricted stock, to include in income immediately the difference between the fair market value of the shares of restricted stock at the date of the award and the amount paid for the restricted stock, if any. The election permits the recipient of restricted stock to fix the amount of income that must be recognized by virtue of the restricted stock grant. We will be entitled to a deduction in the year the recipient is required (or elects) to recognize income by virtue of receipt of restricted stock, equal to the amount of taxable income recognized by the recipient.

Incentive Stock Options. An optionee will not realize any taxable income upon the grant or the exercise of an Incentive Stock Option. However, the amount by which the fair market value of the shares covered by the Incentive Stock Option (on the date of exercise) exceeds the option price paid will be an item of tax preference to which the alternative minimum tax may apply, depending on each optionee’s individual circumstances. If the optionee does not dispose of the shares of our common stock acquired by exercising an Incentive Stock Option within two years from the date of the grant of the Incentive Stock Option or within one year after the shares are transferred to the optionee, when the optionee later sells or otherwise disposes of the stock, any amount realized by the optionee in excess of the option price will be taxed as a long-term capital gain and any loss will be recognized as a long-term capital loss. We generally will not be entitled to an income tax deduction with respect to the grant or exercise of an Incentive Stock Option.

If any shares of our common stock acquired upon exercise of an Incentive Stock Option are resold or disposed of before the expiration of the prescribed holding periods, the optionee would realize ordinary income instead of capital gain. The amount of the ordinary income realized would be equal to the lesser of (i) the excess of the fair market value of the stock on the exercise date over the option price; or (ii) in the case of a taxable sale or exchange, the amount of the gain realized. Any additional gain would be either long-term or short-term capital gain, depending on whether the applicable capital gain holding period has been satisfied. In the event of a premature disposition of shares of stock acquired by exercising an Incentive Stock Option, we would be entitled to a deduction equal to the amount of ordinary income realized by the optionee.

Non-Qualified Options. An optionee will not realize any taxable income upon the grant of a Non-Qualified Option. At the time the optionee exercises the Non-Qualified Option, the amount by which the fair market value, at the time of exercise, of the shares covered by the Non-Qualified Option exceeds the option price paid upon exercise will constitute ordinary income to the optionee in the year of such exercise. We will be entitled to a corresponding income tax deduction in the year of exercise equal to the ordinary income recognized by the optionee. If the optionee thereafter sells such shares, the difference between any amount realized on the sale and the fair market value of the shares at the time of exercise will be taxed to the optionee as a capital gain or loss, short- or long-term depending on the length of time the stock was held by the optionee before sale.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) As previously disclosed.

(a) (3) Exhibits

The following exhibits are filed as a part of this report:

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(13) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Amended Specimen Warrant Certificate.	(12) [4.3]

4.4	Amended Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(12) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

Exhibit	Description	Method of Filing

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006.*	(9) [10.1]

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(17) [10.6.2]

10.6.3	Third Amendment to Employment Agreement of Larry E. Lee dated December 30, 2008.*	(20) [10.6.3]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.7]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

Exhibit	Description	Method of Filing

10.12.1	First Amendment to the RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(18) [Exhibit A]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(11) [10.14]

10.13.1	First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent, dated as of August 8, 2007.	(14) [10.13.1]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	(14) [10.15]

10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	(15) [2.1]

10.17	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.1]

10.17.1	First Amendment to Loan Agreement dated February 6, 2009 by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(21) [10.17.1]

10.18	Description of Compensation Arrangement with G. Les Austin.*	(19) [10.18]

10.18.1	First Amendment to Employment Agreement of G. Les Austin dated December 30, 2008.*	(20) [10.18.1]

10.19	Change in Control Separation Benefit Plan of Ram Energy Resources, Inc. and Participating Subsidiaries.	(21) [10.19]

21.1	Subsidiaries of the Registrant.	(21) [21.1]

23.1	Consent of UHY LLP.	(21) [23.1]

23.2	Consent of Forest A. Garb & Associates, Inc.	(21) [23.2]

23.3	Consent of Williamson Petroleum Consultants, Inc.	(21) [23.3]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 14, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to Registrant’s Form 10-Q dated May 9, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to Registrant’s Form 8-K dated January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009, as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on December 17, 2009.

RAM ENERGY RESOURCES, INC.

By	/S/ LARRY E. LEE
Larry E. Lee, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated, on December 17, 2009.

1Signature	Title

/S/ LARRY E. LEE Larry E. Lee	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/S/ G. LES AUSTIN G. Les Austin	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ SEAN P. LANE Sean P. Lane	Director

/S/ GERALD R. MARSHALL Gerald R. Marshall	Director

/S/ JOHN M. REARDON John M. Reardon	Director

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(13) [3.2]

4.1	Specimen Unit Certificate.	(1) [4.1]

4.2	Specimen Common Stock Certificate.	(1) [4.2]

4.3	Amended Specimen Warrant Certificate.	(12) [4.3]

4.4	Amended Form of Unit Purchase Option granted to EarlyBirdCapital, Inc.	(2) [4.4]

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.	(12) [4.5]

4.6	Indenture dated as of February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(7) [4.1]

4.6.1	Supplemental Indenture dated February 24, 1998 among RAM Energy, Inc., the Subsidiary Guarantors named therein, and United States Trust Company of New York, Trustee.	(8) [4.6.1]

4.6.2	Second Supplemental Indenture dated as of November 22, 2002 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.2]

4.6.3	Third Supplemental Indenture dated as of April 29, 2004 among RAM Energy, Inc., the Subsidiary Guarantors and The Bank of New York, Successor to United States Trust Company of New York, as trustee.	(8) [4.6.3]

4.6.4	Fourth Supplemental Indenture dated as of December 17, 2004 among RAM Energy, Inc., The Bank of New York, Successor to United States Trust Company of New York, as trustee, RWG Energy, Inc., WG Operating, Inc., WG Royalty Company, Wise County Construction Company, LLC, and WG Pipeline LLC, as Additional Subsidiary Guarantors.	(8) [4.6.4]

10.1	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.	(2) [10.6]

10.2	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.2.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.3	Agreement and Plan of Merger dated October 20, 2005 among Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(3) [10.11]

10.3.1	Amendment No. 1, dated November 11, 2005, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(4) [10.11]

10.3.2	Amendment No. 2, dated February 15, 2006, to Agreement and Plan of Merger dated October 20, 2005 among the Registrant, RAM Acquisition, Inc., RAM Energy, Inc. and the Stockholders of RAM Energy, Inc.	(6) [10.11]

10.4	Voting Agreement dated October 20, 2005 among the Registrant, the stockholders of RAM Energy, Inc. and certain security holders of the Registrant.	(3) [10.2]

Exhibit	Description	Method of Filing

10.4.1	Second Amended and Restated Voting Agreement included as Annex D of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 10, 2006 and incorporated by reference herein.	(5) [Annex D]

10.5	Lock-Up Agreement dated October 20, 2005 executed by the stockholders of RAM Energy, Inc.	(3) [10.4]

10.6	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.6.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006.*	(9) [10.1]

10.6.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(17) [10.6.2]

10.6.3	Third Amendment to Employment Agreement of Larry E. Lee dated December 30, 2008.*	(20) [10.6.3]

10.7	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.8	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.17]

10.9	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.10	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.11	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.11.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(10) [10.23.1]

10.12	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(5) [Annex C]

10.12.1	First Amendment to the RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(18) [Exhibit A]

10.13	Third Amended and Restated Loan Agreement dated as of April 3, 2006, between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WESTLB AG, New York Branch, as the Syndication Agent.	(11) [10.14]

10.13.1	First Amendment to Third Amended and Restated Loan Agreement between RAM Energy, Inc., the lenders described therein, Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent, and WEST LB AG, New York Branch, as the Syndication Agent, dated as of August 8, 2007.	(14) [10.13.1]

10.14	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(12) [10.14]

10.15	Purchase and Sale Agreement dated May 10, 2007 between Layton Enterprises, Inc. and the Registrant (exhibits and schedules intentionally omitted).	(14) [10.15]

Exhibit	Description	Method of Filing

10.16	Agreement and Plan of Merger dated October 16, 2007 among RAM Energy Resources Corporation, Ascent Energy Inc. and Ascent Acquisition Corp.	(15) [2.1]

10.17	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.1]

10.17.1	First Amendment to Loan Agreement dated February 6, 2009 by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(21) [10.17.1]

10.18	Description of Compensation Arrangement with G. Les Austin.*	(19) [10.18]

10.18.1	First Amendment to Employment Agreement of G. Les Austin dated December 30, 2008.*	(20) [10.18.1]

10.19	Change in Control Separation Benefit Plan of Ram Energy Resources, Inc. and Participating Subsidiaries.	(21) [10.19]

21.1	Subsidiaries of the Registrant.	(21) [21.1]

23.1	Consent of UHY LLP.	(21) [23.1]

23.2	Consent of Forest A. Garb & Associates, Inc.	(21) [23.2]

23.3	Consent of Williamson Petroleum Consultants, Inc.	(21) [23.3]

31.1	Rule 13(A) – 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) – 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 14, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 21, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registration Statement on Form S-1 (SEC File No. 333-42641) of RAM Energy, Inc., as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s amended Quarterly Report on Form 10-Q/A filed on December 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Form 8-K dated October 18, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 14, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(19)	Filed as an exhibit to Registrant’s Form 10-Q dated May 9, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(20)	Filed as an exhibit to Registrant’s Form 8-K dated January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(21)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009, as the exhibit number indicated in brackets and incorporated by reference herein.