Form 10-Q
period 2010-03-31
RAM ENERGY RESOURCES INC
filed 2010-05-04
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At May 1, 2010, 78,128,753 shares of the Registrant’s Common Stock were outstanding.

First Quarter 2010 Form 10-Q Report

ITEM 1 — FINANCIAL STATEMENTS
RAM Energy Resources, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101	$129
Accounts receivable:
Oil and natural gas sales, net of allowance of $50 ($50 at December 31, 2009)	12,473	12,585
Joint interest operations, net of allowance of $606 ($641 at December 31, 2009)	525	1,303
Other, net of allowance of $48 ($48 at December 31, 2009)	243	193
Prepaid expenses	1,835	1,970
Deferred tax asset	3,612	3,531
Inventory	3,762	3,900
Other current assets	29	27

Total current assets	22,580	23,638
PROPERTIES AND EQUIPMENT, AT COST:
Proved oil and natural gas properties and equipment, using full cost accounting	709,901	702,502
Other property and equipment	9,509	9,337

	719,410	711,839
Less accumulated depreciation, amortization and impairment	(469,177)	(462,541)

Total properties and equipment	250,233	249,298
OTHER ASSETS:
Deferred tax asset	29,938	31,573
Derivative assets	783	—
Deferred loan costs, net of accumulated amortization of $3,446 ($2,924 at December 31, 2009)	4,175	4,697
Other	1,955	1,956

Total assets	$309,664	$311,162

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable:
Trade	$12,546	$15,697
Oil and natural gas proceeds due others	9,841	10,113
Other	409	636
Accrued liabilities:
Compensation	1,774	2,664
Interest	2,935	2,933
Income taxes	832	655
Other	10	10
Derivative liabilities	3,655	4,471
Asset retirement obligations	713	711
Long-term debt due within one year	149	126

Total current liabilities	32,864	38,016
DERIVATIVE LIABILITIES	—	358
LONG-TERM DEBT	246,880	246,041
ASSET RETIREMENT OBLIGATIONS	26,778	26,363
OTHER LONG-TERM LIABILITIES	10	10
COMMITMENTS AND CONTINGENCIES	900	900

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value, 100,000,000 shares authorized, 82,086,674 and 80,748,674, shares issued, 78,128,753 and 76,951,883 shares outstanding at March 31, 2010 and December 31, 2009, respectively	8	8
Additional paid-in capital	223,643	222,979
Treasury stock - 3,957,921 shares (3,796,791 shares at December 31,2009) at cost	(6,513)	(6,189)
Accumulated deficit	(214,906)	(217,324)

Stockholders’ equity (deficit)	2,232	(526)

Total liabilities and stockholders’ equity (deficit)	$309,664	$311,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2010	2009
REVENUES AND OTHER OPERATING INCOME:
Oil and natural gas sales
Oil	$19,488	$11,258
Natural gas	6,429	6,050
NGLs	3,931	1,748

Total oil and natural gas sales	29,848	19,056
Realized gains (losses) on derivatives	(898)	7,878
Unrealized gains (losses) on derivatives	1,935	(1,007)
Other	36	85

Total revenues and other operating income	30,921	26,012

OPERATING EXPENSES:
Oil and natural gas production taxes	1,594	872
Oil and natural gas production expenses	7,920	10,085
Depreciation and amortization	6,714	8,282
Accretion expense	382	404
Impairment	—	47,613
Share-based compensation	686	541
General and administrative, overhead and other expenses, net of
operator’s overhead fees	3,770	4,345

Total operating expenses	21,066	72,142

Operating income (loss)	9,855	(46,130)

OTHER INCOME (EXPENSE):
Interest expense	(5,635)	(3,608)
Interest income	2	20
Other expense	(9)	(433)

EARNINGS (LOSS) BEFORE INCOME TAXES	4,213	(50,151)
INCOME TAX PROVISION (BENEFIT)	1,795	(20,793)

Net earnings (loss)	$2,418	$(29,358)

BASIC EARNINGS (LOSS) PER SHARE	$0.03	$(0.38)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	77,997,063	77,290,832

DILUTED EARNINGS (LOSS) PER SHARE	$0.03	$(0.38)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	77,997,063	77,290,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$2,418	$(29,358)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	6,714	8,282
Amortization of deferred loan costs and Senior Notes discount	522	299
Non-cash interest	765	—
Accretion expense	382	404
Impairment	—	47,613
Unrealized (gain) loss on derivatives and premium amortization	(967)	1,290
Deferred income tax provision (benefit)	1,554	(20,785)
Share-based compensation	686	541
Gain on disposal of other property, equipment and subsidiary	(23)	(15)
Changes in operating assets and liabilities
Accounts receivable	840	1,756
Prepaid expenses, inventory and other assets	272	832
Derivative premiums	(990)	(579)
Accounts payable and proceeds due others	(3,650)	(4,944)
Accrued liabilities and other	(888)	(1,903)
Income taxes payable	177	(156)
Asset retirement obligations	—	(112)

Total adjustments	5,394	32,523

Net cash provided by operating activities	7,812	3,165

INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(7,821)	(13,258)
Proceeds from sales of oil and natural gas properties	458	210
Payments for other property and equipment	(254)	(127)
Proceeds from sales of other property and equipment	4	23

Net cash used in investing activities	(7,613)	(13,152)

FINANCING ACTIVITIES:
Payments on long-term debt	(10,034)	(5,042)
Proceeds from borrowings on long-term debt	10,131	15,000
Stock repurchased	(324)	(6)

Net cash (used in) provided by financing activities	(227)	9,952

DECREASE IN CASH AND CASH EQUIVALENTS	(28)	(35)
CASH AND CASH EQUIVALENTS, beginning of period	129	164

CASH AND CASH EQUIVALENTS, end of period	$101	$129

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$64	$149

Cash paid for interest	$4,347	$3,450

DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations	$35	$1,002

Payment-in-kind interest	$765	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Notes to unaudited condensed consolidated financial statements
A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION
1.	Basis of Financial Statements
          The accompanying unaudited condensed consolidated financial statements present the financial position at March 31, 2010 and December 31, 2009 and the results of operations and cash flows for the three month period ended March 31, 2010 and 2009 of RAM Energy Resources, Inc. and its subsidiaries (the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. Reference is made to the Company’s consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, for an expanded discussion of the Company’s financial disclosures and accounting policies.
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
          Basic earnings (loss) per share are computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if dilutive stock unit options were exercised, calculated using the treasury stock method. A reconciliation of net income (loss) and weighted average shares used in computing basic and diluted net income (loss) per share is as follows for the three months ended March 31 (in thousands, except share and per share amounts):

	Three months ended March 31,
	2010	2009

Net income (loss)	$2,418	$(29,358)

Weighted average shares — basic	77,997,063	77,290,832
Dilutive effect of unit options	—	—

Weighted average shares — dilutive	77,997,063	77,290,832

Basic earnings (loss) per share	$0.03	$(0.38)

Diluted earnings (loss) per share	$0.03	$(0.38)

5.	Subsequent Events
          The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are filed with the U.S. Securities and Exchange Commission (“SEC”).
6.	New Accounting Pronouncements
          In January 2009, the FASB issued guidance on fair value disclosures to enhance disclosures surrounding the transfers of assets in and out of level 1 and level 2, to present more detail surrounding asset activity for level 3 assets and to clarify existing disclosure requirements. The new guidance is set forth in Topic 820 of the Codification and was effective for the Company beginning January 1, 2010. Adoption of the guidance in the first quarter of 2010 did not impact the Company’s financial position or results of operations.
          In May 2009, the FASB issued authoritative guidance on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The guidance is set forth in Topic 855 of the Codification and was effective for fiscal years and interim periods after June 15, 2009. Adoption of the guidance in the second quarter of 2009 did not impact the Company’s financial position or results of operations. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated.
B —	PROPERTIES AND EQUIPMENT
          Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the Ceiling Limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the Ceiling Limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. At March 31, 2009, the net book value of the Company’s oil and natural gas properties exceeded the Ceiling Limitation resulting in a reduction in the carrying value of the Company’s oil and natural gas properties of $47.6 million. The after-tax effect of this reduction was $30.3 million. At March 31, 2010 the net book value of the Company’s oil and natural gas properties did not exceed the Ceiling Limitation.

C —	LONG-TERM DEBT
          Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Credit facility	$246,493	$245,730
Accrued payment-in-kind interest	264	262
Installment loan agreements	272	175

	247,029	246,167
Less amount due within one year	149	126

	$246,880	$246,041

Credit Facility
          In November 2007, in conjunction with the Ascent acquisition, the Company entered into a new $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf of other institutional lenders. The facility includes a $250.0 million revolving credit facility and a $200.0 million term loan facility and an additional $50.0 million available under the term loan as requested by the Company and approved by the lenders. The initial amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility initially was set at $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the facility were used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and initially bore interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. The term loan provides for payments of interest only during its term, with the initial interest rate being LIBOR plus 7.5%. The $175.0 million borrowing base under the revolver was reaffirmed in April 2010.
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
          On June 26, 2009, the Company entered into the Second Amendment to the credit facility. The Second Amendment amends certain definitions and certain financial and negative covenant terms providing greater flexibility for the Company through the remaining term of the facility. Additionally, the Second Amendment increased the interest rates applicable to borrowings under both the revolver and the term loan. Advances under the revolver will bear interest at LIBOR, with a minimum LIBOR rate, or “floor,” of 1.5%, plus a margin ranging from 2.25% to 3.0% based on a percentage of usage. The term loan will bear interest at LIBOR, also with a floor of 1.5%, plus a margin of 8.5%, and an additional 2.75% of payment-in-kind interest that will be added to the term loan principal balance on a monthly basis and paid at maturity. The Company was in compliance with all of the financial covenants under the credit facility at March 31, 2010. At March 31, 2010, $135.0 million was outstanding under the revolving credit facility and $111.8 million was outstanding under the term facility, including $0.3 million accrued payment-in-kind interest.
D —	CAPITAL STOCK
          The Company had outstanding options to purchase up to 275,000 units at any time on or prior to May 11, 2009 at an exercise price of $9.90 per unit, with each unit consisting of one share of the Company’s common stock and two warrants. All of the unit purchase options expired unexercised.

E —	COMMITMENTS AND CONTINGENCIES
          Sacket v. Great Plains Pipeline Company, et al. This was a class action lawsuit on behalf of certain royalty owners in which RAM Energy, together with certain of its subsidiaries and affiliates, were defendants. In the lawsuit, the plaintiff alleged that the royalty payments to landowners for oil and natural gas produced from wells connected to a RAM Energy subsidiary’s natural gas, oil and saltwater pipeline system in Woods, Alfalfa and Major Counties, Oklahoma, were calculated on a price that was lower than the price at which the production from the related wells was resold by the subsidiary. On March 5, 2009, the Court approved a settlement of the lawsuit and on April 4, 2009, the settlement became final.
          During 2008, the Company recorded a contingent liability of $16.0 million for its share of the settlement amount and a receivable of $2.8 million in other current assets representing the value of escrowed shares, set aside by former stockholders of RAM Energy to cover this litigation, based on the closing price of $0.88 per share on December 31, 2008. The Company also recorded a charge to other expense of $13.2 million for the difference between the settlement liability and the value of the escrowed shares. During the first quarter of 2009, the Company recorded a charge to other expense of $0.4 million and adjusted the receivable from $2.8 million to $2.4 million to adjust the Fair Market Value of the escrowed shares to reflect the final settlement due of $0.74 per share.
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
F —	FAIR VALUE MEASUREMENTS
          The Company measures the fair value of its derivative instruments according to the fair value hierarchy as set forth in Topic 820 of the Codification. Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The fair value of our net derivative liabilities as of March 31, 2010 and December 31, 2009 was $2.9 million and $4.8 million, respectively, based on Level 2 criteria. See Note G.
          At March 31, 2010, the carrying value of cash, receivables and payables reflected in the Company’s consolidated financial statements approximates fair value due to their short-term nature. Additionally, the carrying value of the Company’s long-term debt under the credit facility approximates fair value because the credit facility carries a variable interest rate based on market interest rates. See Note C for discussion of long-term debt.

G —	DERIVATIVE CONTRACTS
          The Company periodically utilizes various hedging strategies to manage the price received for a portion of its future oil and natural gas production to reduce exposure to fluctuations in oil and natural gas prices and to achieve a more predictable cash flow.
          During 2010 and 2009, the Company entered into numerous derivative contracts to manage the impact of oil and natural gas price fluctuations and as required by the terms of its credit facility.
          The Company did not designate these transactions as hedges. Accordingly, all gains and losses on the derivative instruments during 2010 and 2009 have been recorded in the statements of operations.
          The Company’s derivative positions at March 31, 2010, consisting of put/call “collars” and put options, also called “bare floors” as they provide a floor price without a corresponding ceiling, are shown in the following table:

	Crude Oil (Bbls)					Natural Gas (MMbtu)
	Floors		Ceilings			Floors		Ceilings
	Per Day(1)	Price	Per Day	Price	Months Covered	Per Day(1)	Price	Per Day	Price	Months Covered
Collars
2010	2,079	$53.99	2,079	$83.10	April — December	2,764	$5.00	2,764	$8.16	April — June, November — December
2011	—	$—	—	$—		6,219	$5.00	6,219	$9.48	January — September

	Bare Floors			Bare Floors
Year	Per Day(1)	Price	Months Covered	Per Day(1)	Price	Months Covered
2010	920	$60.00	July — December	7,236	$4.46	April — December
2011	1,870	$60.00	January — September	—	$—

(1)	Per day amounts are calculated based on a 365-day year.

          The Company estimates the fair value of its derivative instruments based on published forward commodity price curves as of the date of the estimate, less discounts to recognize present values. The Company estimates the fair value of its derivatives using a pricing model which also considers market volatility, counterparty credit risk and additional criteria in determining discount rates. See Note F. The discount rate used in the discounted cash flow projections is based on published LIBOR rates, Eurodollar futures rates and interest swap rates. The counterparty credit risk is determined by calculating the difference between the derivative counterparty’s bond rate and published bond rates. The Company incorporates its credit risk when the derivative position is a liability by using its LIBOR spread rate.
          Gross fair values of the Company’s derivative instruments, prior to netting of assets and liabilities subject to a master netting arrangement, as of March 31, 2010 and December 31, 2009 and the amounts recorded in the consolidated statements of operations for the three months ended March 31, 2010 and 2009 are as follows (in thousands):
CONSOLIDATED BALANCE SHEETS

		Fair Value As of	Fair Value As of
		March 31,	December 31,
Gross Assets and Liabilities	Balance Sheet Location	2010	2009
Current Assets — Derivative assets	Current Liabilities — Derivative liabilities	$1,705	$413
Other Assets — Derivative assets	Other Assets — Derivative assets	1,678	—
Other Assets — Derivative assets	Long-Term Liabilities — Derivative liabilities	—	200
Current Liabilities — Derivative liabilities	Current Liabilities — Derivative liabilities	(5,360)	(4,884)
Long-Term Liabilities — Derivative liabilities	Other Assets — Derivative assets	(895)	—
Long-Term Liabilities — Derivative liabilities	Long-Term Liabilities — Derivative liabilities	—	(558)

Total Derivatives Not Designated as Hedging Instruments		$(2,872)	$(4,829)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
Location	2010	2009

Revenue — Unrealized gains (losses) on derivatives	$1,935	$(1,007)
Revenue — Realized gains (losses) on derivatives	$(898)	$7,878
H —	SHARE-BASED COMPENSATION
          The Company accounts for share-based payment accruals under authoritative guidance on stock compensation, as set forth in Topic 718 of the Codification. The guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
          On May 8, 2006, the Company’s stockholders approved its 2006 Long-Term Incentive Plan (the “Plan”). The Company reserved a maximum of 2,400,000 shares of its common stock for issuances under the Plan. The Plan includes a provision that, at the request of a grantee, the Company may repurchase shares to satisfy the grantee’s federal and state income tax withholding requirements. All repurchased shares will be held by the Company as treasury stock. On May 8, 2008, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2,400,000 to 6,000,000. As of March 31, 2010, a maximum of 1,071,426 shares of common stock remained reserved for issuance under the Plan.
          As of March 31, 2010, the Company had $6.5 million of unrecognized compensation cost related to non-vested, share-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of three years. The related compensation expense recognized during the three months ended March 31, 2010 and 2009 was $0.7 million and $0.5 million, respectively.
          The Company held its 2010 Annual Meeting of Stockholders on May 3, 2010. At the meeting, the following amendments to the Company’s 2006 Long-Term Incentive Plan were adopted to:

•	Increase the maximum authorized number of shares to be awarded under the 2006 plan from 6,000,000 to 7,400,000;

•	Remove the limitations in the 2006 plan that limit to 100,000 the number of shares of common stock that may be made subject to the grant of stock options, stock appreciation rights, restricted stock awards and performance unit awards to any eligible employee in any calendar year; and

•	Remove the limitations in the 2006 plan that limit to 20,000 the number of shares of common stock that may be made subject to the grant of stock options and restricted stock awards to any eligible director in any calendar year.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Principal Properties
          Our oil and natural gas assets are characterized by a combination of conventional and unconventional reserves and prospects. We have conventional reserves and production in three main onshore locations:
•	South Texas—Starr, Wharton and Duval Counties, Texas (Developing Fields);

•	Electra/Burkburnett—Wichita and Wilbarger Counties, Texas (Mature Oil Fields); and

•	Pontotoc County, Oklahoma (Mature Oil Fields).
          Our unconventional reserves and prospects are primarily shale plays in the following areas:
•	North Texas Barnett Shale—Jack and Wise Counties, Texas. This is our Tier 1 Barnett Shale acreage where we own interests in approximately 27,018 gross (6,594 net) acres (Developing Field);

•	Appalachian Devonian Shale—Cabell and Mason Counties, West Virginia. We own leasehold interests in approximately 46,550 gross (37,043 net) acres (Developing Field); and

•	North Texas Barnett Shale—Bosque and Hamilton Counties, Texas. We own interests in approximately 1,079 gross (833 net) acres in this emerging Tier 2 region of the North Texas Barnett Shale play (Developing Field).

Net Production, Unit Prices and Costs
          The following table presents certain information with respect to our oil and natural gas production, and the prices and costs attributable to all oil and natural gas properties owned by us, for the three months ended March 31, 2010. Average realized prices reflect the actual realized prices received by us, before and after giving effect to the results of our derivative contract settlements. Our derivative activities are financial, and our production of oil, natural gas liquids, or NGLs, and natural gas, and the average realized prices we receive from our production, are not affected by our derivative arrangements.

Three months ended
March 31, 2010
Production volumes:
Oil (MBbls)	257
NGLs (MBbls)	98
Natural gas (MMcf)	1,269
Total (MBoe)	566

Average sale prices received:
Oil (per Bbl)	$75.83
NGLs (per Bbl)	$40.11
Natural gas (per Mcf)	$5.07
Total per Boe	$52.73

Cash effect of derivative contracts:
Oil (per Bbl)	$(3.84)
NGLs (per Bbl)	$0.00
Natural gas (per Mcf)	$0.07
Total per Boe	$(1.59)

Average prices computed after cash effect
of settlement of derivative contracts:
Oil (per Bbl)	$71.99
NGLs (per Bbl)	$40.11
Natural gas (per Mcf)	$5.14
Total per Boe	$51.14

Cash expenses (per Boe):
Oil and natural gas production taxes	$2.82
Oil and natural gas production expenses	$13.99
General and administrative	$6.66
Interest	$7.68
Taxes	$0.11

Total per Boe	$31.26

Cash flow per Boe	$19.88

Acquisition, Development and Exploration Capital Expenditures
          The following table presents information regarding our net costs incurred in our acquisitions of proved and unproved properties, and our development and exploration activities during the three months ended March 31, 2010 (in thousands):

Three months ended
March 31, 2010

Development and exploratory costs	$7,513
Proved property acquisition costs	308
Unproved property acquisition costs	—

Total costs incurred	$7,821

          During the quarter ended March 31, 2010, we participated in the drilling of 21.0 gross (16.1 net) development wells. Ten gross (10.0 net) wells were completed and capable of commercial production and 11.0 gross (6.1 net) wells were drilling or waiting on completion.
Results of Operations
Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009
          Oil and natural gas sales increased $10.8 million, or 57%, to $29.8 million for the three months ended March 31, 2010 as compared to $19.1 million for the same period in 2009. This increase was driven by commodity price increases, which increased 81% for the three months ended March 31, 2010 as compared to the same period last year. Production volumes decreased 14% for the three months ended March 31, 2010 as compared to the same period last year. The production decrease is primarily attributed to a reduction in drilling activity in 2009 as a result of low natural gas prices, and to unplanned downtime due to severe weather during the first quarter of 2010. Drilling and workover delays, weather-related well shut-ins and natural production declines caused decreased production in most of our fields.
          Production from our developing fields of South Texas, Barnett Shale, and Appalachia in West Virginia decreased 13 MBoe in the first quarter. Drilling activity included 8.0 gross (3.2 net) development wells. Production from our mature oil fields of Electra/Burkburnett in North Texas and Allen/Fitts in Pontotoc County, Oklahoma decreased 51 MBoe in the first quarter. Drilling activity included 13.0 gross (12.9 net) development wells. Production from our mature gas fields decreased 25 MBoe in the first quarter of 2010. We did not drill any new wells in our mature gas fields during this quarter.
          The following tables summarize our oil and natural gas production volumes, average sales prices and period to period comparisons for the periods indicated:

				Mature	Mature
	Developing Fields			Oil Fields*	Natural Gas Fields
Three Months Ended March 31, 2010	South Texas	Barnett Shale	Appalachia	Various	Various	Total
Aggregate Net Production
Oil (MBbls)	13	2	—	218	24	257
NGLs (MBbls)	35	31	—	13	19	98
Natural Gas (MMcf)	541	172	14	56	486	1,269

MBoe	139	61	2	240	124	566

Three Months Ended March 31, 2009
Aggregate Net Production
Oil (MBbls)	19	2	—	251	18	290
NGLs (MBbls)	29	35	—	20	20	104
Natural Gas (MMcf)	519	238	23	119	668	1,567

MBoe	134	77	4	291	149	655

Change in MBoe	5	(16)	(2)	(51)	(25)	(89)
Percentage Change in MBoe	3.7%	-20.8%	-50.0%	-17.5%	-16.8%	-13.6%

*	Includes Electra/Burkburnett, Allen/Fitts and Layton fields.

	Three months ended
	March 31,
	2010	2009	Increase

Average sale prices:
Oil (per Bbl)	$75.83	$38.75	95.7%
NGL (per Bbl)	$40.11	$16.86	137.9%
Natural gas (per Mcf)	$5.07	$3.86	31.3%
Per Boe	$52.73	$29.08	81.3%
          The average realized sales prices increased substantially for the three months ended March 31, 2010 as compared to the same period in 2009. The average realized sales price for oil was $75.83 per barrel for the three months ended March 31, 2010, an increase of 96%, compared to $38.75 per barrel for the same period in 2009. The average realized sales price for NGLs was $40.11 for the three months ended March 31, 2010, an increase of 138%, compared to $16.86 per barrel for the same period in 2009. The average realized sales price for natural gas was $5.07 per Mcf for the three months ended March 31, 2010, an increase of 31%, compared to $3.86 per Mcf for the same period in 2009.
          Realized and Unrealized Gain (Loss) from Derivatives. For the quarter ended March 31, 2010, our gain from derivatives was $1.0 million, compared to a gain of $6.9 million for the quarter ended March 31, 2009. Our gains and losses during these periods were the net result of recording actual contract settlements, the premiums paid for our derivative contracts, and unrealized gains and losses attributable to mark-to-market values of our derivative contracts at the end of the periods.

	Three months ended March 31,
	2010	2009
	(in thousands)

Contract settlements and amortization of premium costs:
Oil	$(988)	$4,345
Natural gas	90	3,533

Realized gains (losses)	(898)	7,878
Mark-to-market gains (losses):
Oil	129	(5,097)
Natural gas	1,806	4,090

Unrealized gains (losses)	1,935	(1,007)

Realized and unrealized gains	$1,037	$6,871

          Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $1.6 million for the quarter ended March 31, 2010, compared to $0.9 million for the comparable quarter of the previous year. The increase is due principally to higher commodity prices in the 2010 period. Production taxes vary by state. Most are based on realized prices at the wellhead, while Louisiana production taxes are based on volumes for natural gas and values for oil. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 5.3% for the quarter ended March 31, 2010. We received a retroactive severance tax refund of $0.2 million during the first quarter of 2009 on a non-operated property causing our oil and natural gas production taxes as a percentage of oil and natural gas sales to decrease to 4.6% for the quarter ended March 31, 2009.
          Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $7.9 million for the quarter ended March 31, 2010, a decrease of $2.2 million, or 21%, from the $10.1 million for the quarter ended March 31, 2009. The decrease was due primarily to decreased production volumes caused by weather-related shut-ins. For the quarter ended March 31, 2010, our oil and natural gas production expense was $13.99 per Boe compared to $15.39 per Boe for the quarter ended March 31, 2009, a decrease of 9%. The decrease per Boe resulted from a decrease in workover costs and repairs, which are not directly related to production. As a percentage of oil and natural gas sales, oil and natural gas production expense was 27% for the quarter ended March 31, 2010, as compared to 53% for the quarter ended March 31, 2009. This decrease results from a significant rise in average sales prices per Boe, from $29.08 in 2009 to $52.73 in 2010, an 81% increase.
          Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $1.6 million, or 19%, for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. On an equivalent basis, our amortization of the full-cost pool of $6.5 million was $11.40 per Boe for the quarter ended March 31, 2010, a decrease per Boe of 7% compared to $8.0 million, or $12.26 per Boe for the quarter ended March 31, 2009. This rate decrease per Boe resulted primarily from lower capitalized costs subsequent to the asset impairment writedown in the first quarter of 2009.

          Accretion Expense. Topic 410 of the Codification includes, among other things, the accounting for “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $0.4 million for the quarter ended March 31, 2010, unchanged from the quarter ended March 31, 2009.
          Impairment Charge. No impairment was incurred for the first quarter of 2010. We incurred a $47.6 million impairment on the carrying value of our oil and natural gas properties during the first quarter of 2009. The impairment of our oil and natural gas properties was primarily due to a reduction in the estimated present value of future net revenues from our proved oil and natural gas reserves resulting from a decline in commodity prices from December 31, 2008 to March 31, 2009.
          Share-Based Compensation. From time to time, our Board of Directors grants restricted stock awards under our 2006 Long-Term Incentive Plan. Each of these grants vests in equal increments over the vesting period provided for the particular award. All currently unvested awards provide for vesting periods of from one to five years. The share-based compensation expense attributable to these grants is calculated using the closing price per share on each of the grant dates and will be recognized over their respective vesting periods. For the quarter ended March 31, 2010, we recognized a total of $0.7 million share-based compensation expense, compared to $0.5 million for the quarter ended March 31, 2009. The increase was primarily due to additional grants during the 2010 and 2009 periods.
          General and Administrative Expense. For the quarter ended March 31, 2010, our general and administrative expense was $3.8 million, compared to $4.3 million for the quarter ended March 31, 2009, a decrease of $0.5 million, or 13%. The decrease results from the collection of certain past due receivables and lower health and welfare costs in the 2010 period.
          Interest Expense. We recorded interest expense of $5.6 million for the quarter ended March 31, 2010 as compared to $3.6 million for the first quarter of the previous year. The increase in interest expense was due to higher interest rates in the 2010 period due to the Second Amendment to our credit facility executed June 26, 2009. Our blended interest rate was 8.1% in the first quarter of 2010 compared to 4.9% in the 2009 period.
          Other Expense. We recorded a charge to other expense of $0.01 million for the quarter ended March 31, 2010. We recorded a charge to other expense of $0.4 million for the quarter ended March 31, 2009 for expense related to settlement of pending litigation.
          Income Taxes. For the three months ended March 31, 2010, we recorded an income tax expense of $1.8 million, on pre-tax income of $4.2 million. For the quarter ended March 31, 2009, we recorded an income tax benefit of $20.8 million, on a pre-tax loss of $50.2 million. Our effective tax rate for the three months ended March 31, 2010 was 43%. Excluding the first quarter 2009 ceiling test impairment of $47.6 million and the related tax benefit of $17.3 million, the effective tax rate for the three months ended March 31, 2009 was a benefit of 138%. The high effective tax rate in the 2009 period resulted from increased estimated state tax expense caused by the limitation on the use of certain deductions for state tax purposes.
Liquidity and Capital Resources
          As of March 31, 2010, we had cash and cash equivalents of $0.1 million, and $40.0 million of nominal availability under our revolving credit facility; however, because of the amount of our Modified EBITDA for the preceding four fiscal quarters, the financial covenants in our credit facility would have limited us to $36.1 million of additional borrowings as of March 31, 2010. We will be unable to borrow the full amount of our borrowing base until our Modified EBITDA for the preceding four fiscal quarters equals or exceeds $63.6 million. At March 31, 2010, we had $247.0 million of indebtedness outstanding, including $111.8 million under our term loan facility (which includes $0.3 million of accrued payment-in-kind interest), $135.0 million under our revolving credit facility and $0.2 million in other indebtedness. As of March 31, 2010, we had an accumulated deficit of $214.9 million and a working capital deficit of $10.3 million.
          Credit Facility. In November 2007, in conjunction with the Ascent acquisition, we entered into a new $500.0 million credit facility with Guggenheim Corporate Funding, LLC, for itself and on behalf of other institutional lenders. The new facility, which replaced our previous $300.0 million facility, includes a $250.0 million revolving credit facility, a $200.0 million term loan facility, and an additional $50.0 million available under the term loan as requested by us and approved by the lenders. The entire amount of the $200.0 million term loan was advanced at closing. The borrowing base under the revolving credit facility at the closing was $175.0 million, a portion of which was advanced at the closing of the Ascent acquisition. Borrowings under the new facility were used to refinance RAM Energy’s existing indebtedness, fund the cash requirements in connection with the closing of the Ascent acquisition, and for working capital and other general corporate purposes. Funds advanced under the revolving credit facility may be paid down and re-borrowed during the four-year term of the revolver, and initially bore interest at LIBOR plus a margin ranging from 1.25% to 2.0% based on a percentage of usage. The term loan portion of our credit facility initially provided for payments of interest only during its five-year term, with the initial interest rate being LIBOR plus 7.5%. The $175.0 million borrowing base was reaffirmed in April 2010 based on the value of our proved reserves at December 31, 2009.

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
          In 2009 we used $4.0 million in proceeds from asset sales to pay down the term facility. PIK interest of $1.6 million was added to the term facility in 2009, bringing the balance to $111.0 million at December 31, 2009. In the first quarter of 2010, PIK interest of $0.8 million was added to the term facility, bringing the balance to $111.8 million at March 31, 2010.
          Notwithstanding the recent amendments to our loan agreement, our ability to comply with the financial covenants in our credit facility may be affected by events beyond our control and, as a result, in future periods we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our credit facility. A default, if not cured or waived, could result in acceleration of all indebtedness outstanding under our credit facility. The accelerated debt would become immediately due and payable. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. At March 31, 2010, we were in compliance with all of the financial covenants under our credit facility.
          We are required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of our projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. At March 31, 2010, our commodity hedging represented approximately 53% of our projected production volumes through September 30, 2012.
          Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net income (loss), adjustments to reconcile net income to cash provided (used) before changes in working capital, and changes in working capital. For the three months ended March 31, 2010, our net income was $2.4 million, as compared to a net loss of $29.4 million for the three months ended March 31, 2009. Adjustments (primarily non-cash items such as asset impairment charge, depreciation and amortization, and deferred income taxes) were $9.6 million for the three months ended March 31, 2010 compared to $37.6 million for the first three months of 2009, a decrease of $28.0 million. Asset impairment charge, depreciation, amortization and unrealized (gains) losses offset by a change in deferred income taxes caused most of this decrease. Working capital changes for the three months ended March 31, 2010 were a negative $4.2 million compared with negative changes of $5.1 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, in total, net cash provided by operating activities was $7.8 million compared to $3.2 million of net cash provided by operations for the previous year.
          Cash Flow From Investing Activities. For the three months ended March 31, 2010 net cash used in our investing activities consisted of $8.1 million in payments for oil and natural gas properties and other equipment, offset by $0.5 million in proceeds from sales of oil and natural gas properties. For the three months ended March 31, 2009, net cash used in our investing activities was $13.2 million. The change is primarily due to lower capital expenditures in the 2010 period.
          Cash Flow From Financing Activities. For the three months ended March 31, 2010, net cash used in our financing activities was $0.2 million, compared to net cash provided of $10.0 million for the three months ended March 31, 2009. During the first three months of 2010, we received proceeds of $10.1 million from borrowings on long-term debt. We also reduced our long-term debt by $10.0 million, using $4.0 million in proceeds from asset sales and $6.0 million in cash flows from operations. In the first quarter of 2009, our net borrowings were $10.0 million.

Capital Commitments
          During the first quarter of 2010, we had capital expenditures of $7.8 million relating to our oil and natural gas operations, of which $7.5 million was allocated to drilling new development wells and recompletion operations in existing wells and $0.3 million was for acquisition costs.
          We have budgeted $50.0 million for non-acquisition capital expenditures in 2010 related to:
•	geological, geophysical and seismic costs ($6.0 million);

•	developmental drilling and recompletions ($38.0 million); and

•	exploratory drilling, including leasehold acquisitions ($6.0 million).
          In our 2010 non-acquisition capital budget for developmental drilling and recompletions, we have allocated $22.0 million for drilling on our South Texas properties, $3.0 million for our North Texas Barnett Shale, $9.0 million for continued development of our Electra/Burkburnett area, $2.0 million for reworking and production enhancement operations in our other mature fields, and $2.0 million to our Pontotoc properties in Oklahoma.
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
          Current market conditions also elevate the concern over our cash deposits, which totaled approximately $0.1 million at March 31, 2010 but fluctuate throughout the year, and counterparty risks related to our trade credit. Our cash accounts and deposits with any financial institution that exceed the amount insured by the Federal Deposit Insurance Corporation are at risk in the event one of these financial institutions fails. We sell our crude oil, natural gas and NGLs to a variety of purchasers. Some of these parties are not as creditworthy as we are and may experience liquidity problems. Non-performance by a trade creditor could result in losses.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
          Our long-term debt as of March 31, 2010 is denominated in U.S. dollars. Our debt has been issued at variable rates, and as such, interest expense would be impacted by interest rate shifts. The impact of a 100-basis point increase in LIBOR interest rates above our current floor of 1.5% would result in an increase in interest expense of $2.5 million annually. A 100-basis point decrease would have no effect on interest expense until the market rate of LIBOR is above our current floor of 1.5%.

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
          During the three months ended March 31, 2010, Shell Energy North America-US accounted for $17.6 million, or approximately 59%, of our revenue from the sales of oil and natural gas. No other purchaser accounted for 10% or more of our oil and natural gas revenue for the quarter ended March 31, 2010.
          To reduce exposure to fluctuations in oil and natural gas prices, to achieve more predictable cash flow, and as required by our lenders, we periodically utilize various derivative strategies to manage the price received for a portion of our future oil and natural gas production. We have not established derivatives in excess of our expected production.
          Our open derivative positions at March 31, 2010, consisting of put/call “collars” and put options, also called “bare floors” as they provide a floor price without a corresponding ceiling, are shown in the following table:

	Crude Oil (Bbls)					Natural Gas (MMbtu)
	Floors		Ceilings			Floors		Ceilings
	Per Day(1)	Price	Per Day	Price	Months Covered	Per Day(1)	Price	Per Day	Price	Months Covered
Collars
2010	2,079	$53.99	2,079	$83.10	April — December	2,764	$5.00	2,764	$8.16	April — June, November — December
2011	—	$—	—	$—		6,219	$5.00	6,219	$9.48	January - September

	Bare Floors			Bare Floors
Year	Per Day(1)	Price	Months Covered	Per Day(1)	Price	Months Covered
2010	920	$60.00	July - December	7,236	$4.46	April - December
2011	1,870	$60.00	January - September	—	$—

(1)	Per day amounts are calculated based on a 365-day year.
          Based on March 31, 2010 NYMEX forward curves of natural gas and crude oil futures prices, adjusted for volatility by 530 basis points, we would expect to pay future cash payments of $2.9 million under our natural gas and crude oil derivative arrangements as they mature. If future prices of natural gas and crude oil were to decline by 10%, we would expect to receive future cash payments under our natural gas and crude oil derivative arrangements of $1.0 million, and if future prices were to increase by 10%, we would pay future cash payments of $6.9 million.

ITEM 4 — CONTROLS AND PROCEDURES
          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of March 31, 2010. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.
          We did not effect any change in our internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
          Reference is made to Part I, Item 3, “Legal Proceedings,” in our annual report on Form 10-K for the year ended December 31, 2009, for a discussion of pending legal proceedings to which we are a party.
ITEM 1A — RISK FACTORS
          Previously reported. Reference is made to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2009, for a discussion of the risk factors which could materially affect our business, financial condition or future results.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4 — [RESERVED]
ITEM 5 — OTHER INFORMATION
          None.

ITEM 6 — EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(8) [3.2]

10.1	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.1.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.2	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.2.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006. *	(5) [10.1]

10.2.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(10) [10.6.2]

10.2.3	Third Amendment to Employment Agreement of Larry E. Lee, dated December 30, 2008.*	(13) [10.6.3]

10.2.4	Fourth Amendment to Employment Agreement of Larry E. Lee dated March 24, 2009.*	(14) [10.6.4]

10.2.5	Fifth Amendment to Employment Agreement of Larry E. Lee dated March 17, 2010.*	(17) [10.6.5]

10.3	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.4	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.7]

10.5	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.6	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.7	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.7.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(6) [10.23.1]

10.8	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(4) [Annex C]

10.8.1	First Amendment to RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(11) [Exhibit A]

10.9	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(7) [10.14]

10.10	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(9) [10.1]

Exhibit	Description	Method of Filing
10.10.1	First Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(15) [10.17.1]

10.10.2	Second Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.17.2]

10.11	Description of Compensation Arrangement with G. Les Austin.*	(12) [10.18]

10.11.1	First Amendment to Employment Agreement of G. Les Austin, dated December 30, 2008.*	(13) [10.18.1]

10.12	Change in Control Separation Benefit Plan of RAM Energy Resources, Inc. and Participating Subsidiaries.*	(15) [10.19]

31.1	Rule 13(A) — 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) — 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682) dated April 14, 2008, as the exhibit number indicated in the brackets and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to Registrant’s Form 8-K filed January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to Registrant’s Form 8-K filed March 25, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K filed July 2, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K filed March 18, 2010 as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RAM ENERGY RESOURCES, INC.
May 4, 2010	By:	/s/ Larry E. Lee
	Name:	Larry E. Lee
	Title:	Chairman, President and Chief Executive Officer

May 4, 2010	By:	/s/ G. Les Austin
	Name:	G. Les Austin
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(8) [3.2]

10.1	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.1.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.2	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.2.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006. *	(5) [10.1]

10.2.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(10) [10.6.2]

10.2.3	Third Amendment to Employment Agreement of Larry E. Lee, dated December 30, 2008.*	(13) [10.6.3]

10.2.4	Fourth Amendment to Employment Agreement of Larry E. Lee dated March 24, 2009.*	(14) [10.6.4]

10.2.5	Fifth Amendment to Employment Agreement of Larry E. Lee dated March 17, 2010.*	(17) [10.6.5]

10.3	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.4	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.7]

10.5	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.6	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.7	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.7.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(6) [10.23.1]

10.8	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(4) [Annex C]

10.8.1	First Amendment to RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(11) [Exhibit A]

10.9	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(7) [10.14]

10.10	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(9) [10.1]

Exhibit	Description	Method of Filing
10.10.1	First Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(15) [10.17.1]

10.10.2	Second Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.17.2]

10.11	Description of Compensation Arrangement with G. Les Austin.*	(12) [10.18]

10.11.1	First Amendment to Employment Agreement of G. Les Austin, dated December 30, 2008.*	(13) [10.18.1]

10.12	Change in Control Separation Benefit Plan of RAM Energy Resources, Inc. and Participating Subsidiaries.*	(15) [10.19]

31.1	Rule 13(A) — 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) — 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682) dated April 14, 2008, as the exhibit number indicated in the brackets and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to Registrant’s Form 8-K filed January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to Registrant’s Form 8-K filed March 25, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K filed July 2, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K filed March 18, 2010 as the exhibit number indicated in brackets and incorporated by reference herein.