Form 10-Q
period 2010-06-30
RAM ENERGY RESOURCES INC
filed 2010-08-04
CIK 1282648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐     No ☑
At August 4, 2010, 78,636,524 shares of the Registrant’s Common Stock were outstanding.

Second Quarter 2010 Form 10-Q Report

ITEM 1 — FINANCIAL STATEMENTS
RAM Energy Resources, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18	$129
Accounts receivable:
Oil and natural gas sales, net of allowance of $50 ($50 at December 31, 2009)	10,189	12,585
Joint interest operations, net of allowance of $596 ($641 at December 31, 2009)	477	1,303
Other, net of allowance of $48 ($48 at December 31, 2009)	425	193
Derivative assets	124	—
Prepaid expenses	1,502	1,970
Deferred tax asset	3,923	3,531
Inventory	3,733	3,900
Other current assets	4	27

Total current assets	20,395	23,638
PROPERTIES AND EQUIPMENT, AT COST:
Proved oil and natural gas properties and equipment, using full cost accounting	720,561	702,502
Other property and equipment	9,587	9,337

	730,148	711,839
Less accumulated depreciation, amortization and impairment	(476,033)	(462,541)

Total properties and equipment	254,115	249,298
OTHER ASSETS:
Deferred tax asset	30,913	31,573
Derivative assets	910	—
Deferred loan costs, net of accumulated amortization of $3,967 ($2,924 at December 31, 2009)	3,653	4,697
Other	1,958	1,956

Total assets	$311,944	$311,162

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable:
Trade	$17,804	$15,697
Oil and natural gas proceeds due others	9,483	10,113
Other	181	636
Accrued liabilities:
Compensation	1,984	2,664
Interest	2,609	2,933
Income taxes	477	655
Other	10	10
Derivative liabilities	—	4,471
Asset retirement obligations	846	711
Long-term debt due within one year	122	126

Total current liabilities	33,516	38,016
DERIVATIVE LIABILITIES	—	358
LONG-TERM DEBT	245,135	246,041
ASSET RETIREMENT OBLIGATIONS	27,182	26,363
OTHER LONG-TERM LIABILITIES	10	10
COMMITMENTS AND CONTINGENCIES	350	900

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value, 100,000,000 shares authorized, 82,572,829 and 80,748,674, shares issued, 78,614,211 and 76,951,883 shares outstanding at June 30, 2010 and December 31, 2009, respectively	8	8
Additional paid-in capital	224,435	222,979
Treasury stock — 3,958,618 shares (3,796,791 shares at December 31,2009) at cost	(6,515)	(6,189)
Accumulated deficit	(212,177)	(217,324)

Stockholders’ equity (deficit)	5,751	(526)

Total liabilities and stockholders’ equity (deficit)	$311,944	$311,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
REVENUES AND OTHER OPERATING INCOME:
Oil and natural gas sales
Oil	$19,120	$16,206	$38,608	$27,464
Natural gas	4,818	4,907	11,247	10,957
NGLs	3,280	2,387	7,211	4,135

Total oil and natural gas sales	27,218	23,500	57,066	42,556
Realized gains (losses) on derivatives	(707)	10,671	(1,605)	18,549
Unrealized gains (losses) on derivatives	2,419	(23,795)	4,354	(24,802)
Other	38	43	74	128

Total revenues and other operating income	28,968	10,419	59,889	36,431

OPERATING EXPENSES:
Oil and natural gas production taxes	1,453	927	3,047	1,799
Oil and natural gas production expenses	8,662	9,119	16,582	19,204
Depreciation and amortization	6,891	8,186	13,605	16,468
Accretion expense	454	532	836	936
Impairment	—	—	—	47,613
Share-based compensation	785	552	1,471	1,093
General and administrative, overhead and other expenses, net of operator’s overhead fees	3,992	3,745	7,762	8,090

Total operating expenses	22,237	23,061	43,303	95,203

Operating income (loss)	6,731	(12,642)	16,586	(58,772)

OTHER INCOME (EXPENSE):
Interest expense	(5,714)	(3,601)	(11,349)	(7,209)
Interest income	2	9	4	29
Other income (expense)	570	(106)	561	(539)

EARNINGS (LOSS) BEFORE INCOME TAXES	1,589	(16,340)	5,802	(66,491)
INCOME TAX PROVISION (BENEFIT)	(1,140)	(3,055)	655	(23,848)

Net earnings (loss)	$2,729	$(13,285)	$5,147	$(42,643)

BASIC EARNINGS (LOSS) PER SHARE	$0.03	$(0.18)	$0.07	$(0.56)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	78,446,305	74,696,028	78,222,925	75,986,262

DILUTED EARNINGS (LOSS) PER SHARE	$0.03	$(0.18)	$0.07	$(0.56)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	78,446,305	74,696,028	78,222,925	75,986,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$5,147	$(42,643)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	13,605	16,468
Amortization of deferred loan costs and Senior Notes discount	1,044	641
Non-cash interest	1,543	—
Accretion expense	836	936
Impairment	—	47,613
Unrealized (gain) loss on derivatives and premium amortization	(2,997)	25,633
Deferred income tax provision (benefit)	268	(23,911)
Other expense (income)	(550)	448
Share-based compensation	1,471	1,093
(Gain) loss on disposal of other property, equipment and subsidiary	(41)	96
Changes in operating assets and liabilities—
Accounts receivable	3,237	444
Prepaid expenses, inventory and other assets	657	144
Derivative premiums	(2,866)	(1,414)
Accounts payable and proceeds due others	1,028	(6,200)
Accrued liabilities and other	(1,004)	(18,046)
Restricted cash	—	16,000
Income taxes payable	(177)	(207)
Asset retirement obligations	—	(181)

Total adjustments	16,054	59,557

Net cash provided by operating activities	21,201	16,914

INVESTING ACTIVITIES:
Payments for oil and natural gas properties and equipment	(18,666)	(17,746)
Proceeds from sales of oil and natural gas properties	478	213
Payments for other property and equipment	(358)	(363)
Proceeds from sales of other property and equipment	4	433

Net cash used in investing activities	(18,542)	(17,463)

FINANCING ACTIVITIES:
Payments on long-term debt	(24,576)	(13,081)
Proceeds from borrowings on long-term debt	22,132	18,000
Payments for deferred loan costs	—	(2,324)
Stock repurchased	(326)	(6)

Net cash (used in) provided by financing activities	(2,770)	2,589

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(111)	2,040
CASH AND CASH EQUIVALENTS, beginning of period	129	164

CASH AND CASH EQUIVALENTS, end of period	$18	$2,204

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$565	$270

Cash paid for interest	$9,107	$6,788

DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Asset retirement obligations	$118	$984

Payment-in-kind interest	$1,543	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAM Energy Resources, Inc.
Notes to unaudited condensed consolidated financial statements

A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

1.	Basis of Financial Statements
          The accompanying unaudited condensed consolidated financial statements present the financial position at June 30, 2010 and December 31, 2009 and the results of operations and cash flows for the three and six month periods ended June 30, 2010 and 2009 of RAM Energy Resources, Inc. and its subsidiaries (the “Company”). These condensed consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the indicated periods. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010. Reference is made to the Company’s consolidated financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, for an expanded discussion of the Company’s financial disclosures and accounting policies.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income (loss)	$2,729	$(13,285)	$5,147	$(42,643)

Weighted average shares — basic	78,446,305	74,696,028	78,222,925	75,986,262
Dilutive effect of units options	—	—	—	—

Weighted average shares — dilutive	78,446,305	74,696,028	78,222,925	75,986,262

Basic earnings (loss) per share	$0.03	$(0.18)	$0.07	$(0.56)

Diluted earnings (loss) per share	$0.03	$(0.18)	$0.07	$(0.56)

5.	Subsequent Events
          The Company evaluates events and transactions that occur after the balance sheet date but before the financial statements are filed with the U.S. Securities and Exchange Commission (“SEC”).

6.	New Accounting Pronouncements
          In January 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance on fair value disclosures to enhance disclosures surrounding the transfers of assets in and out of Level 1 and Level 2, to present more detail surrounding asset activity for Level 3 assets and to clarify existing disclosures requirements. The new guidance is set forth in Topic 820 of the Accounting Standards CodificationTM (the “Codification”) and was effective for the Company beginning January 1, 2010. Adoption of the guidance in the first quarter of 2010 did not impact the Company’s financial position or results of operations.

B —	PROPERTIES AND EQUIPMENT
          Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% (the “Ceiling Limitation”). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, and certain production-related and ad valorem taxes are deducted. In calculating future net revenues, prices and costs are held constant indefinitely, except for changes that are fixed and determinable by existing contracts. The net book value is compared to the Ceiling Limitation on a quarterly and yearly basis. The excess, if any, of the net book value above the Ceiling Limitation is charged to expense in the period in which it occurs and is not subsequently reinstated. At March 31, 2009, the net book value of the Company’s oil and natural gas properties exceeded the Ceiling Limitation resulting in a reduction in the carrying value of the Company’s oil and natural gas properties of $47.6 million. The after-tax effect of this reduction was $30.3 million. For the three month periods ended June 30, 2010 and 2009, the net book value of the Company’s oil and natural gas properties did not exceed the Ceiling Limitation.

C —	LONG-TERM DEBT
          Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Credit facility	$244,778	$245,730
Accrued payment-in-kind interest	257	262
Installment loan agreements	222	175

	245,257	246,167
Less amount due within one year	122	126

	$245,135	$246,041

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
          Advances under the facility are secured by liens on substantially all properties and assets of the Company and its subsidiaries. The loan agreement contains representations, warranties and covenants customary in transactions of this nature, including restrictions on the payment of dividends on capital stock and financial covenants relating to current ratio, minimum interest coverage ratio, maximum leverage ratio and a required ratio of asset value to total indebtedness. The Company is required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of the Company’s projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0.
          On June 26, 2009, the Company entered into the Second Amendment to the credit facility. The Second Amendment amends certain definitions and certain financial and negative covenant terms providing greater flexibility for the Company through the remaining term of the facility. Additionally, the Second Amendment increased the interest rates applicable to borrowings under both the revolver and the term loan. Advances under the revolver will bear interest at LIBOR, with a minimum LIBOR rate, or “floor,” of 1.5%, plus a margin ranging from 2.25% to 3.0% based on a percentage of usage. The term loan will bear interest at LIBOR, also with a floor of 1.5%, plus a margin of 8.5%, and an additional 2.75% of payment-in-kind interest that will be added to the term loan principal balance on a monthly basis and paid at maturity. The Company was in compliance with all of the financial covenants under the credit facility at June 30, 2010. At June 30, 2010, $132.5 million was outstanding under the revolving credit facility and $112.5 million was outstanding under the term facility, including $0.3 million accrued payment-in-kind interest.

D —	CAPITAL STOCK
          The Company had outstanding options to purchase up to 275,000 units at any time on or prior to May 11, 2009 at an exercise price of $9.90 per unit, with each unit consisting of one share of the Company’s common stock and two warrants. All of the unit purchase options expired unexercised.

E —	INCOME TAXES
          Under guidance contained in Topic 740 of the Codification, deferred taxes are determined by applying the provisions of enacted tax laws and rates for the jurisdictions in which the Company operates to the estimated future tax effects of the differences between the tax bases of assets and liabilities and their reported amounts in the Company’s financial statements. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.
          The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. During the three months ended June 30, 2010 the Company reduced the previously recorded valuation allowance by $4.0 million due to its estimate of taxable income that it projects will be generated in the near future and more likely than not result in the realization of its deferred tax assets. The reduction in the valuation allowance has been recorded as a discrete item in the current quarter.
          The Company has calculated an estimated effective tax rate for the current annual reporting period, excluding any discrete items, of 79% as of June 30, 2010. The estimated annual rate differs from the statutory rate primarily due to the estimate of state income taxes and non-deductible expenses for the period. Based upon the estimated effective tax rate, the Company recorded income tax expense of $4.7 million on pre-tax income of $5.8 million for the six months ended June 30, 2010.
          For the six months ended June 30, 2009 the Company recorded an income tax benefit of $23.8 million on a pre-tax net loss of $66.5 million. Excluding the 2009 ceiling test impairment of $47.6 million and the related tax benefit of $17.3 million, the effective tax rate was 35% for the first six months of 2009.

F —	COMMITMENTS AND CONTINGENCIES
          Sacket v. Great Plains Pipeline Company, et al. This was a class action lawsuit on behalf of certain royalty owners in which RAM Energy, together with certain of its subsidiaries and affiliates, were defendants. In the lawsuit, the plaintiff alleged that the royalty payments to landowners for oil and natural gas produced from wells connected to a RAM Energy subsidiary’s natural gas, oil and saltwater pipeline system in Woods, Alfalfa and Major Counties, Oklahoma, were calculated on a price that was lower than the price at which the production from the related wells were resold by the subsidiary. On March 5, 2009, the Court approved a settlement of the lawsuit and on April 4, 2009, the settlement became final.

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
          Rathborne Land Company, et al., v. Ascent Energy Inc., et al. Ascent Energy Inc. and its Ascent Energy Louisiana, LLC subsidiary were sued in federal district court in Louisiana for lease cancellation and damages for failure to explore and develop the plaintiff’s lease. By opinion dated December 31, 2008, the trial court found in favor of the plaintiff and against the defendants, and on June 1, 2009, the court entered judgment against the defendants in the amount of $4.6 million. Shortly thereafter the Company filed an appeal with the United States Court of Appeals for the Fifth Circuit, together with a motion to stay the judgment pending final disposition and to permit the posting of a cash bond as security for the stay, which motion was granted by the court. On June 18, 2009, the defendants arranged for the posting of a cash security bond in the amount of $5.5 million, being 120% of the amount of the judgment, as required by court rule. By agreement with the representative of the former stockholders and note holders of Ascent, the Company posted the sum of $0.9 million toward the security deposit and the remaining sum of $4.6 million was posted out of the escrow account funded by the former stockholders and note holders of Ascent in conjunction with the Company’s November, 2007 acquisition of Ascent. Pursuant to the terms of the escrow agreement, the Company and the former Ascent owners will share equally the first $1.8 million of any losses attributable to this lawsuit and the former Ascent owners, out of the escrow, will bear the remaining portion of any loss so incurred, up to the remaining balance in the escrow fund, which is expected to be sufficient to satisfy any final judgment. During the fourth quarter of 2008, the Company recorded a contingent liability of $0.9 million related to this litigation.
          On June 23, 2010, the appellate court affirmed in part and reversed in part the trial court’s judgment, effectively reducing the damage award to approximately $0.7 million. The Company expects this matter to be remanded to the trial court for further proceedings in accordance with the appellate court’s opinion. Due to the court’s reduction of the damage award, the contingent liability related to this litigation was reduced to $0.4 million, the Company’s share of the damage accrual, during the second quarter of 2010.
          The Company is also involved in other legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

G —	FAIR VALUE MEASUREMENTS
          The Company measures the fair value of its derivative instruments according to the fair value hierarchy as set forth in Topic 820 of the Codification. Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs (“Level 3”). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The fair value of the Company’s net derivative assets as of June 30, 2010 was $1.0 million and the fair value of its net derivative liabilities as of December 31, 2009 was $4.8 million, based on Level 2 criteria. See Note H.
          At June 30, 2010, the carrying value of cash, receivables and payables reflected in the Company’s consolidated financial statements approximates fair value due to their short-term nature. Additionally, the carrying value of the Company’s long-term debt under the credit facility approximates fair value because the credit facility carries a variable interest rate based on market interest rates. See Note C for discussion of long-term debt.

H —	DERIVATIVE CONTRACTS
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
          The Company’s derivative positions at June 30, 2010, consisting of put/call “collars” and put options, also called “bare floors” as they provide a floor price without a corresponding ceiling, are shown in the following table:

	Crude Oil (Bbls)					Natural Gas (Mmbtu)
	Floors		Ceilings			Floors		Ceilings
Year	Per Day(1)	Price	Per Day(1)	Price	Months Covered	Per Day(1)	Price	Per Day(1)	Price	Months Covered
Collars
2010	1,500	$52.50	1,500	$77.55	July - December	1,658	$5.00	1,658	$9.15	November - December
2011	—	$—	—	$—		6,219	$5.00	6,219	$9.48	January - September

	Bare Floors			Bare Floors
Year	Per Day(1)	Price	Months Covered	Per Day(1)	Price	Months Covered
2010	2,041	$60.00	July - December	8,342	$4.60	July - December
2011	2,248	$60.00	January - December	—	$—

(1)	Per day amounts are calculated based on a 365-day year.
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

     Gross fair values of the Company’s derivative instruments, prior to netting of assets and liabilities subject to a master netting arrangement, as of June 30, 2010 and December 31, 2009 and the amounts recorded in the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):
CONSOLIDATED BALANCE SHEETS

		Fair Value	Fair Value
		As of	As of
		June 30,	December 31,
Gross Assets and Liabilities	Balance Sheet Location	2010	2009

Current Assets — Derivative assets	Current Assets — Derivative assets	$2,178	$—
Current Assets — Derivative assets	Current Liabilities — Derivative liabilities	—	413
Other Assets — Derivative assets	Other Assets — Derivative assets	982	—
Other Assets — Derivative assets	Long-Term Liabilities — Derivative liabilities	—	200
Current Liabilities — Derivative liabilities	Current Assets — Derivative assets	(2,054)	—
Current Liabilities — Derivative liabilities	Current Liabilities — Derivative liabilities	—	(4,884)
Long-Term Liabilities — Derivative liabilities	Other Assets — Derivative assets	(72)	—
Long-Term Liabilities — Derivative liabilities	Long-Term Liabilities — Derivative liabilities	—	(558)

Total Derivatives Not Designated as Hedging Instruments		$1,034	$(4,829)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
Location	2010	2009	2010	2009

Revenue — Unrealized gains (losses) on derivatives	$2,419	$(23,795)	$4,354	$(24,802)
Revenue — Realized gains (losses) on derivatives	$(707)	$10,671	$(1,605)	$18,549
I — SHARE-BASED COMPENSATION
     The Company accounts for share-based payment accruals under authoritative guidance on stock compensation, as set forth in Topic 718 of the Codification. The guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.
     On May 8, 2006, the Company’s stockholders approved its 2006 Long-Term Incentive Plan (the “Plan”). The Company reserved a maximum of 2,400,000 shares of its common stock for issuances under the Plan. The Plan includes a provision that, at the request of a grantee, the Company may repurchase shares to satisfy the grantee’s federal and state income tax withholding requirements. All repurchased shares will be held by the Company as treasury stock. On May 8, 2008, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2,400,000 to 6,000,000. On May 3, 2010, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 6,000,000 to 7,400,000. As of June 30, 2010, 1,985,271 shares of common stock remained reserved for issuance under the Plan.
     As of June 30, 2010, the Company had $6.7 million of unrecognized compensation cost related to non-vested, share-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of three years. The related compensation expense recognized during the three and six months ended June 30, 2010 was $0.8 million and $1.5 million, respectively, and during the three and six months ended June 30, 2009 was $0.6 million and $1.1 million, respectively.

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
Principal Properties
     Our oil and natural gas assets are characterized by a combination of conventional and unconventional reserves and prospects. We have conventional reserves and production in three main onshore locations:
•	South Texas—Starr, Wharton and Duval Counties, Texas (Developing Fields);
•	Electra/Burkburnett—Wichita and Wilbarger Counties, Texas (Mature Oil Fields); and
•	Pontotoc County, Oklahoma (Mature Oil Fields).
     Our unconventional reserves and prospects are primarily shale plays in the following areas:
•	North Texas Barnett Shale—Jack and Wise Counties, Texas. This is our Tier 1 Barnett Shale acreage where we own interests in approximately 27,018 gross (6,594 net) acres (Developing Field); and

•	Appalachian Devonian Shale—Cabell and Mason Counties, West Virginia. We own leasehold interests in approximately 53,903 gross (48,009 net) acres (Developing Field).

Net Production, Unit Prices and Costs
          The following table presents certain information with respect to our oil and natural gas production, and prices and costs attributable to all oil and natural gas properties owned by us, for the three and six months ended June 30, 2010. Average realized prices reflect the actual realized prices received by us, before and after giving effect to the results of our derivative contract settlements. Our derivative activities are financial, and our production of oil, natural gas liquids, or NGLs, and natural gas, and the average realized prices we receive from our production, are not affected by our derivative arrangements.

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Production volumes:
Oil (MBbls)	253	510
NGLs (MBbls)	91	189
Natural gas (MMcf)	1,230	2,499
Total (MBoe)	549	1,115

Average sale prices received:
Oil (per Bbl)	$75.57	$75.70
NGLs (per Bbl)	$36.04	$38.15
Natural gas (per Mcf)	$3.92	$4.50
Total per Boe	$49.58	$51.18

Cash effect of derivative contracts:
Oil (per Bbl)	$(3.73)	$(3.79)
NGLs (per Bbl)	$0.00	$0.00
Natural gas (per Mcf)	$0.19	$0.13
Total per Boe	$(1.29)	$(1.44)

Average prices computed after cash effect of settlement of derivative contracts:
Oil (per Bbl)	$71.84	$71.91
NGLs (per Bbl)	$36.04	$38.15
Natural gas (per Mcf)	$4.11	$4.63
Total per Boe	$48.29	$49.74

Cash expenses (per Boe):
Oil and natural gas production taxes	$2.65	$2.73
Oil and natural gas production expenses	$15.78	$14.87
General and administrative	$7.27	$6.96
Interest	$8.67	$8.17
Taxes	$0.91	$0.51

Total per Boe	$35.28	$33.24

Cash flow per Boe	$13.01	$16.50

Acquisition, Development and Exploration Capital Expenditures
          The following table presents information regarding our net costs incurred in our acquisitions of proved and unproved properties, and our development and exploration activities during the three and six months ended June 30, 2010 (in thousands):

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010

Development and exploratory costs	$10,650	$18,163
Proved property acquisition costs	195	503

Total costs incurred	$10,845	$18,666

          During the quarter ended June 30, 2010, we participated in the drilling of 18 gross (16.7 net) development wells and two gross (1.2 net) exploration wells. Ten gross (10.0 net) development wells were capable of production, and 8 gross (6.7 net) development wells were either drilling or waiting on completion. One gross (1.0 net) exploration well was dry, and one gross (0.2 net) exploration well was drilling at June 30, 2010. In addition, ten gross (4.1 net) wells drilled during the first quarter were in the process of being completed or waiting on completion as of June 30, 2010.
Results of Operations
Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009
          Oil and natural gas sales increased $3.7 million, or 16%, to $27.2 million for the three months ended June 30, 2010, as compared to $23.5 million for the same period in 2009. This increase was driven by higher commodity prices during the 2010 period. Production volumes declined 16% as compared to the same period last year.
          Production from our developing fields of South Texas and Appalachia in West Virginia decreased 20 MBoe in the second quarter due to the unavailability of service company contractors, which delayed initiation of production from wells drilled. Drilling activity included two gross (1.8 net) development wells. Production from our mature oil fields of Electra/Burkburnett in North Texas and Allen/Fitts in Pontotoc County, Oklahoma decreased 70 MBoe in the second quarter primarily due to a high number of wells that remain offline from weather-related well outages. Drilling activity included 13 gross (13.0 net) development wells in our Electra/Burkburnett field, and 2 gross (1.8 net) development wells in our Allen/Fitts field. Production from our mature gas fields decreased 13 MBoe in the second quarter of 2010. We did not drill any new wells in our mature gas fields during this quarter.
          The following tables summarize our oil and natural gas production volumes, average sales prices (without regard to derivative contract settlements) and period to period comparisons for the periods indicated:

				Mature	Mature
	Developing Fields			Oil Fields*	Natural Gas Fields
Three Months Ended June 30, 2010	South Texas	Barnett Shale	Appalachia	Various	Various	Total
Aggregate Net Production
Oil (MBbls)	9	1	—	214	29	253
NGLs (MBbls)	25	28	—	16	22	91
Natural Gas (MMcf)	443	164	14	60	549	1,230

MBoe	107	57	2	240	143	549

Three Months Ended June 30, 2009
Aggregate Net Production
Oil (MBbls)	14	2	1	242	31	290
NGLs (MBbls)	28	27	—	22	19	96
Natural Gas (MMcf)	502	171	22	277	631	1,603

MBoe	125	57	4	310	156	652

Change in MBoe	(18)	(0)	(2)	(70)	(13)	(103)
Percentage Change in MBoe	-14.4%	0.0%	-50.0%	-22.6%	-8.3%	-15.8%

*	Includes Electra/Burkburnett, Allen/Fitts and Layton fields.

	Three months ended
	June 30,
	2010	2009	Increase

Average sale prices:
Oil (per Bbl)	$75.57	$55.98	35.0%
NGL (per Bbl)	$36.04	$24.96	44.4%
Natural gas (per Mcf)	$3.92	$3.06	28.1%
Per Boe	$49.58	$36.03	37.6%
          The average realized sales prices increased substantially for the three months ended June 30, 2010, as compared to the same period in 2009. The average realized sales price for oil was $75.57 per barrel for the three months ended June 30, 2010, an increase of 35%, compared to $55.98 per barrel for the same period in 2009. The average realized sales price for NGLs was $36.04 for the three months ended June 30, 2010, an increase of 44%, compared to $24.96 per barrel for the same period in 2009. The average realized sales price for natural gas was $3.92 per Mcf for the three months ended June 30, 2010, an increase of 28%, compared to $3.06 per Mcf for the same period in 2009. The positive impact from the 38% increase in total average price per Boe in the second quarter of 2010 more than offset the decline in production, allowing oil and gas revenue for the second quarter to grow to $27.2 million compared to $23.5 million in the second quarter of 2009.
          Realized and Unrealized Gain (Loss) from Derivatives. For the quarter ended June 30, 2010, our gain from derivatives was $1.7 million, compared to a loss of $13.1 million for the quarter ended June 30, 2009. Our gains and losses during these periods were the net result of recording actual contract settlements, the premiums for our derivative contracts, and unrealized gains and losses attributable to mark-to-market values of our derivative contracts at the end of the periods. Contributing to the realized gains in the 2009 period was the sale of natural gas contracts during the second quarter of 2009.

	Three months ended June 30,
	2010	2009
	(in thousands)

Contract settlements and premium costs:
Oil	$(943)	$1,795
Natural gas	236	8,876

Realized gains (losses)	(707)	10,671
Mark-to-market gains (losses):
Oil	3,350	(14,114)
Natural gas	(931)	(9,681)

Unrealized gains (losses)	2,419	(23,795)

Realized and unrealized gains (losses)	$1,712	$(13,124)

          Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $1.5 million for the quarter ended June 30, 2010, compared to $0.9 million for the comparable quarter of the previous year. Most production taxes are based on realized prices at the wellhead, while Louisiana production taxes are based on volumes for natural gas and values for oil. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. The increase is due principally to higher commodity prices in the 2010 period. Additionally, retroactive severance tax refunds were granted during the second quarter of 2009. As a percentage of oil and natural gas sales, our oil and natural gas production taxes increased to 5% for the quarter ended June 30, 2010, as compared to 4% for the quarter ended June 30, 2009.
          Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $8.7 million for the quarter ended June 30, 2010, a decrease of $0.4 million, or 5%, from the $9.1 million for the quarter ended June 30, 2009. The decrease was due primarily to decreased production volumes in the 2010 period. For the quarter ended June 30, 2010, our oil and natural gas production expense was $15.78 per Boe compared to $13.99 per Boe for the quarter ended June 30, 2009, an increase of 13%. As a percentage of oil and natural gas sales, oil and natural gas production expense was 32% for the quarter ended June 30, 2010, as compared to 39% for the quarter ended June 30, 2009. This decrease results from higher oil and natural gas sales caused by higher commodity prices in the 2010 period.

          Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $1.3 million, or 16%, for the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009. On an equivalent basis, our amortization of the full-cost pool of $6.6 million was $12.06 per Boe for the quarter ended June 30, 2010, a decrease per Boe of 1% compared to $7.9 million, or $12.17 per Boe for the quarter ended June 30, 2009.
          Accretion Expense. Topic 410, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $0.5 million for the quarter ended June 30, 2010, unchanged from the quarter ended June 30, 2009.
          Share-Based Compensation. From time to time, our Board of Directors grants restricted stock awards under our 2006 Long-Term Incentive Plan. Each of these grants vests in equal increments over the vesting period provided for the particular award. All currently unvested awards provide for vesting periods of from one to five years. The share-based compensation expense attributable to these grants is calculated using the closing price per share on each of the grant dates and will be recognized over their respective vesting periods. For the quarter ended June 30, 2010, we recognized a total of $0.8 million share-based compensation expense, compared to $0.6 million from the quarter ended June 30, 2009. The increase was primarily due to additional grants and increased stock price during the 2010 period.
          General and Administrative Expense. For the quarter ended June 30, 2010, our general and administrative expense was $4.0 million, compared to $3.7 million for the quarter ended June 30, 2009, an increase of $0.3 million, or 7%. The increase results primarily from higher employee-related costs during the 2010 period.
          Other Income. For the three months ended June 30, 2010, we reduced a contingency accrual by $0.6 million related to settlement of pending litigation.
          Interest Expense. We recorded interest expense of $5.7 million for the quarter ended June 30, 2010, as compared to $3.6 million for the second quarter of the previous year. The increase in interest expense was due to higher interest rates in the 2010 period due to the Second Amendment to our credit facility executed June 26, 2009. Our blended interest rate was 8.2% in the second quarter of 2010 compared to 5.7% in the 2009 period.
          Income Taxes. For the three months ended June 30, 2010, we recorded income tax expense of $2.9 million on pretax income of $1.6 million. In addition, we recorded a $4.0 million tax benefit resulting from a decrease in our valuation allowance as a discrete item during the quarter. For the three months ended June 30, 2009, we recorded an income tax benefit of $3.1 million on a pre-tax net loss of $16.3 million.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
          Oil and natural gas sales increased $14.5 million, or 34% to $57.1 million for the six months ended June 30, 2010, as compared to $42.6 million for the same period in 2009. This increase was driven by higher commodity prices in the first half of 2010. Production volumes decreased 15% for the six months ended June 30, 2010, as compared to the same period last year.
          Production from our developing fields of South Texas, Barnett Shale, and Appalachia in West Virginia decreased 34 MBoe for the six months ended June 30, 2010, resulting primarily from the unavailability of service company contractors and delays in bringing wells online. Drilling activity included 11 gross (5.0 net) development wells. Production from our mature oil fields of Electra/Burkburnett in North Texas and Allen/Fitts in Pontotoc County, Oklahoma decreased 121 MBoe in the first six months of 2010, primarily due to a high number of wells that remain offline from weather-related well outages. Drilling activity included 29 gross (27.8 net) development wells and one gross (1.0 net) exploration well. Production from our mature gas fields decreased 38 MBoe for the six months ended June 30, 2010. Drilling activity included one gross (0.2 net) exploration well in our mature gas fields during this period.

          The following tables summarize our oil and natural gas production volumes, average sales prices (without regard to derivative contract settlements) and period to period comparisons, including the effect on our oil and natural gas sales, for the periods indicated:

				Mature	Mature
	Developing Fields			Oil Fields*	Natural Gas Fields
Six Months Ended June 30, 2010	South Texas	Barnett Shale	Appalachia	Various	Various	Total
Aggregate Net Production
Oil (MBbls)	22	3	—	432	53	510
NGLs (MBbls)	60	59	—	29	41	189
Natural Gas (MMcf)	984	336	28	116	1,035	2,499

MBoe	246	118	4	480	267	1,115

Six Months Ended June 30, 2009
Aggregate Net Production
Oil (MBbls)	33	4	1	493	49	580
NGLs (MBbls)	56	62	—	42	39	199
Natural Gas (MMcf)	1,022	409	45	395	1,299	3,170

MBoe	260	134	8	601	305	1,308

Change in MBoe	(14)	(16)	(4)	(121)	(38)	(193)
Percentage Change in MBoe	-5.4%	-11.9%	-50.0%	-20.1%	-12.5%	-14.8%

*	Includes Electra/Burkburnett, Allen/Fitts and Layton fields.

	Six months ended
	June 30,
	2010	2009	Increase

Average sale prices:
Oil (per Bbl)	$75.70	$47.35	59.9%
NGLs (per Bbl)	$38.15	$20.74	83.9%
Natural gas (per Mcf)	$4.50	$3.46	30.1%
Per Boe	$51.18	$32.54	57.3%
          The average realized sales prices increased substantially for the six months ended June 30, 2010, as compared to the same period in 2009. The average realized sales price for oil was $75.70 per barrel for the six months ended June 30, 2010, an increase of 60%, compared to $47.35 per barrel for the same period in 2009. The average realized sales price for NGLs was $38.15 for the six months ended June 30, 2010, an increase of 84%, compared to $20.74 per barrel for the same period in 2009. The average realized sales price for natural gas was $4.50 per Mcf for the six months ended June 30, 2010, an increase of 30%, compared to $3.46 per Mcf for the same period in 2009. The positive impact from the 57% increase in total average price per Boe in the six months ended June 30, 2010, more than offset the decline in production, allowing oil and gas revenue in the first six months of 2010 to grow to $57.1 million compared to $42.6 million in the prior year period.

          Realized and Unrealized Gain (Loss) from Derivatives. For the six months ended June 30, 2010, our gain from derivatives was $2.7 million compared to a loss of $6.3 million for the six months ended June 30, 2009. Our gains and losses during these periods were the net result of recording actual contract settlements, the premiums for our derivative contracts, and unrealized gains and losses attributable to mark-to-market values of our derivative contracts at the end of the periods. Contributing to the realized gains for the six months ended June 30, 2009, was the sale of natural gas contracts during the second quarter of 2009.

	Six months ended June 30,
	2010	2009
	(in thousands)
Contract settlements and premium costs:
Oil	$(1,931)	$6,140
Natural gas	326	12,409

Realized gains (losses)	(1,605)	18,549
Mark-to-market gains (losses):
Oil	3,479	(19,211)
Natural gas	875	(5,591)

Unrealized gains (losses)	4,354	(24,802)

Realized and unrealized gains (losses)	$2,749	$(6,253)

          Oil and Natural Gas Production Taxes. Our oil and natural gas production taxes were $3.0 million for the six months ended June 30, 2010, compared to $1.8 million for the comparable six months of the previous year. The increase is due principally to higher commodity prices in the 2010 period. Production taxes vary by state. Most production taxes are based on realized prices at the wellhead, while Louisiana production tax is based on volumes for natural gas and value for oil. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. As a percentage of oil and natural gas sales, oil and natural gas production taxes were 5% for the six months ended June 30, 2010, compared to 4% for the six months ended June 30, 2009.
          Oil and Natural Gas Production Expense. Our oil and natural gas production expense was $16.6 million for the six months ended June 30, 2010, a decrease of $2.6 million, or 14%, from the $19.2 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, our oil and natural gas production expense was $14.87 per Boe compared to $14.68 per Boe for the six months ended June 30, 2009, an increase of 1%. As a percentage of oil and natural gas sales, oil and natural gas production expense was 29% for the six months ended June 30, 2010, as compared to 45% for the six months ended June 30, 2009. This decrease results from the increase in oil and natural gas sales due to the higher commodity prices in the 2010 period.
          Amortization and Depreciation Expense. Our amortization and depreciation expense decreased $2.9 million, or 17%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. On an equivalent basis, our amortization of the full-cost pool of $13.1 million was $11.73 per Boe for the six months ended June 30, 2010, a decrease per Boe of 4% compared to $16.0 million, or $12.22 per Boe for the six months ended June 30, 2009. This rate decrease per Boe resulted primarily from lower capitalized costs subsequent to the asset impairment writedown in the first quarter of 2009.
          Accretion Expense. Topic 410, Accounting for Asset Retirement Obligations, includes, among other things, the reporting of the “fair value” of asset retirement obligations. Accretion expense is a function of changes in fair value from period-to-period. We recorded $0.8 million for the six months ended June 30, 2010, compared to $0.9 million for the first six months in 2009.
          Impairment Charge. We incurred a $47.6 million impairment of the carrying value of our oil and gas properties during the first six months of 2009. The impairment of our oil and gas properties was solely due to a reduction in the tax affected estimated present value of future net revenues, caused by the dramatic decline in commodity prices, from our proved oil and gas reserves between December 31, 2008 and March 31, 2009. We incurred no impairment for the six months ended June 30, 2010.

          Share-Based Compensation. From time to time, our Board of Directors grants restricted stock awards under our 2006 Long-Term Incentive Plan. Each of these grants vests in equal increments over the vesting period provided for the particular award. All currently unvested awards provide for vesting periods of from one to five years. The share-based compensation on these grants was calculated using the closing price per share on each of the grant dates and the total share-based compensation on all these grants will be recognized over their respective vesting periods. For the six months ended June 30, 2010, we recognized a total of $1.5 million share-based compensation compared to $1.1 million for the six months ended June 30, 2009. The increase was primarily due to additional grants and increased stock price during the 2010 period.
          General and Administrative Expense. For the six months ended June 30, 2010, our general and administrative expense was $7.8 million, compared to $8.1 million for the six months ended June 30, 2009, a decrease of $0.3 million, or 4%. The decrease results from the collection of certain past due receivables, lower health and welfare costs and higher capitalized costs, partially offset by higher employee-related costs in the 2010 period.
          Other Income (Expense). For the six months ended June 30, 2010, we reduced a contingency accrual by $0.6 million related to settlement of pending litigation. We recorded a charge to other expense of $0.5 million for the six months ended June 30, 2009, primarily for expense related to settlement of pending litigation.
          Interest Expense. We recorded interest expense of $11.3 million for the six months ended June 30, 2010, as compared to $7.2 million for the first six months of the previous year. The increase in interest expense was due to higher interest rates in the 2010 period due to the Second Amendment to our credit facility executed June 26, 2009. Our blended interest rate was 8.2% for the six months ended June 30, 2010, compared to 5.7% in the 2009 period.
          Income Taxes. For the six months ended June 30, 2010, we recorded income tax expense of $4.7 million on pre-tax income of $5.8 million. In addition, we recorded a $4.0 million tax benefit resulting from a decrease in our valuation allowance as a discrete item during the quarter ended June 30, 2010. For the six months ended June 30, 2009, we recorded an income tax benefit of approximately $6.5 million on a pre-tax net loss of $18.9 million, exclusive of the discrete item recorded during the first quarter of 2009 for the ceiling test impairment of $47.6 million and the related tax benefit of $17.3 million.
Liquidity and Capital Resources
          As of June 30, 2010, we had $42.4 million of nominal availability under our revolving credit facility; however, because of the amount of our Modified EBITDA for the preceding four fiscal quarters, the financial covenants in our credit facility would have limited us to $13.0 million of additional borrowings as of June 30, 2010. We will be unable to borrow the full amount of our borrowing base until our Modified EBITDA for the preceding four fiscal quarters equals or exceeds $63.6 million. At June 30, 2010, we had $245.3 million of indebtedness outstanding, including $112.5 million under our term loan facility (which includes $0.3 million of accrued payment-in-kind interest), $132.5 million under our revolving credit facility and $0.3 million in other indebtedness. As of June 30, 2010, we had an accumulated deficit of $212.2 million and a working capital deficit of $13.1 million.
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
          Initial term facility borrowing was $200.0 million. In May of 2008, we used $86.6 million in realized net proceeds from the exercise of 17,617,331 warrants to pay down the term facility, and in 2009 we used $4.0 million in proceeds from asset sales to pay down the term facility. PIK interest of $1.6 million was added to the term facility in 2009, and PIK interest of $1.5 million was added to the term facility in the first half of 2010, bringing the balance to $112.5 million at June 30, 2010.
          Notwithstanding the recent amendments to our loan agreement, our ability to comply with the financial covenants in our credit facility may be affected by events beyond our control and, as a result, in future periods we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our credit facility. A default, if not cured or waived, could result in acceleration of all indebtedness outstanding under our credit facility. The accelerated debt would become immediately due and payable. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. At June 30, 2010, we were in compliance with all of the financial covenants under our credit facility.
          We are required to maintain commodity hedges with respect to not less than 50%, but not more than 85%, of our projected monthly production volumes on a rolling 30-month basis, until the leverage ratio is less than or equal to 2.0 to 1.0. At June 30, 2010, our commodity hedging represented approximately 50% of our projected production volumes through December 31, 2012.
          Cash Flow From Operating Activities. Our cash flow from operating activities is comprised of three main items: net income (loss), adjustments to reconcile net income to cash provided (used) before changes in working capital, and changes in working capital. For the six months ended June 30, 2010, our net income was $5.1 million, as compared to a net loss of $42.6 million for the six months ended June 30, 2009. Adjustments (primarily non-cash items such as asset impairment charge, depreciation and amortization, and deferred income taxes) were $15.2 million for the six months ended June 30, 2010, compared to $69.0 million for the first six months of 2009, a decrease of $53.8 million. Asset impairment charge and the change in unrealized (gains) losses offset by deferred income taxes caused most of this decrease. Working capital changes for the six months ended June 30, 2010, were $0.9 million compared with negative changes of $9.5 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, in total, net cash provided by operating activities was $21.2 million compared to $16.9 million of net cash provided by operations for the previous comparable period.
          Cash Flow From Investing Activities. For the six months ended June 30, 2010, net cash used in our investing activities was $18.5 million, consisting of $19.0 million in payments for oil and gas properties and other equipment offset by $0.5 million in proceeds from sales of property and equipment. For the six months ended June 30, 2009, net cash used in our investing activities was $17.5 million.

          Cash Flow From Financing Activities. For the six months ended June 30, 2010, net cash used in our financing activities was $2.8 million, compared to net cash provided of $2.6 million for the six months ended June 30, 2009. During the first six months of 2010, we received proceeds of $22.1 million from borrowings on long-term debt. We also reduced our long-term debt by $24.6 million. During the first six months of 2009, we received proceeds of $18.0 million from borrowings on long-term debt, which was offset by $13.1 million to reduce our long term debt, and $2.3 million in payments for deferred loan costs.
Capital Commitments
          During the six months ended June 30, 2010, we had capital expenditures of $18.7 million relating to our oil and natural gas operations, of which $18.2 million was allocated to drilling new exploration and development wells and recompletion operations in existing wells and $0.5 million was for acquisition costs.
     We have revised our budget to $41.0 million for non-acquisition capital expenditures in 2010 related to:
•	geological, geophysical and seismic costs ($6.0 million);
•	developmental drilling and recompletions ($26.0 million); and
•	exploratory drilling, including leasehold acquisitions ($9.0 million).
          In our 2010 non-acquisition capital budget for developmental drilling and recompletions, we have allocated $14.0 million for drilling on our South Texas properties, $9.0 million for continued development of our Electra/Burkburnett area, $2.0 million for reworking and production enhancement operations in our other mature fields, and $1.0 million to our Pontotoc properties in Oklahoma.
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
          Our revolving credit facility matures on November 29, 2011. Our term loan facility matures on November 29, 2012. Should the current tightness in the credit markets continue, future extensions of our credit facility may contain terms that are less favorable than those of our current credit facility.
          Current market conditions also elevate the concern over our cash deposits, which totaled approximately $0.02 million at June 30, 2010, but fluctuate throughout the year, and counterparty risks related to our trade credit. Our cash accounts and deposits with any financial institution that exceed the amount insured by the Federal Deposit Insurance Corporation are at risk in the event one of these financial institutions fails. We sell our crude oil, natural gas and NGLs to a variety of purchasers. Some of these parties are not as creditworthy as we are and may experience liquidity problems. Non-performance by a trade creditor could result in losses.

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
          Our long-term debt as of June 30, 2010, is denominated in U.S. dollars. Our debt has been issued at variable rates, and as such, interest expense would be impacted by interest rate shifts. The impact of a 100-basis point increase in LIBOR interest rates above our current floor of 1.5% would result in an increase in interest expense of $2.5 million annually. A 100-basis point decrease would have no effect on interest expense until the market rate of LIBOR is above our current floor of 1.5%.
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
          During the quarter ended June 30, 2010, Shell Energy North America-US accounted for $16.8 million, or approximately 62%, of our revenue from the sales of oil and natural gas. No other purchaser accounted for 10% or more of our oil and natural gas revenue for the quarter ended June 30, 2010.
          To reduce exposure to fluctuations in oil and natural gas prices, to achieve more predictable cash flow, and as required by our lenders, we periodically utilize various derivative strategies to manage the price received for a portion of our future oil and natural gas production. We have not established derivatives in excess of our expected production.
          Our open derivative positions at June 30, 2010, consisting of put/call “collars” and put options, also called “bare floors” as they provide a floor price without a corresponding ceiling, are shown in the following table:

	Crude Oil (Bbls)					Natural Gas (Mmbtu)
	Floors		Ceilings			Floors		Ceilings
Year	Per Day(1)	Price	Per Day(1)	Price	Months Covered	Per Day(1)	Price	Per Day(1)	Price	Months Covered
Collars
2010	1,500	$52.50	1,500	$77.55	July - December	1,658	$5.00	1,658	$9.15	November - December
2011	—	$—	—	$—		6,219	$5.00	6,219	$9.48	January - September

	Bare Floors			Bare Floors
Year	Per Day(1)	Price	Months Covered	Per Day(1)	Price	Months Covered
2010	2,041	$60.00	July - December	8,342	$4.60	July - December
2011	2,248	$60.00	January - December	—	$—

(1)	Per day amounts are calculated based on a 365-day year.

          Based on June 30, 2010, NYMEX forward curves of natural gas and crude oil futures prices, adjusted for volatility by 80 basis points, we would expect to receive future cash payments of $1.0 million under our natural gas and crude oil derivative arrangements as they mature. If future prices of natural gas and crude oil were to decline by 10%, we would expect to receive future cash payments under our natural gas and crude oil derivative arrangements of $3.7 million, and if future prices were to increase by 10%, we would pay future cash payments of $1.6 million.
ITEM 4 — CONTROLS AND PROCEDURES
          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of June 30, 2010. On the basis of this review, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosure.
          We did not effect any change in our internal controls over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          In the litigation matter described in our Form 10-K styled, Rathborne Land Company, et al., v. Ascent Energy Inc., et al., on June 23, 2010, the appellate court affirmed in part and reversed in part the trial court’s judgment, effectively reducing the damage award to approximately $0.7 million. The Company expects this matter to be remanded to the trial court for further proceedings in accordance with the appellate court’s opinion. See Note F to our Condensed Consolidated Financial Statements, set out in Item I of this report.
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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4 — [RESERVED]
ITEM 5 — OTHER INFORMATION
          None.

ITEM 6 — EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(8) [3.2]

10.1	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.1.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.2	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.2.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006.*	(5) [10.1]

10.2.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(10) [10.6.2]

10.2.3	Third Amendment to Employment Agreement of Larry E. Lee, dated December 30, 2008.*	(13) [10.6.3]

10.2.4	Fourth Amendment to Employment Agreement of Larry E. Lee dated March 24, 2009.*	(14) [10.6.4]

10.2.5	Fifth Amendment to Employment Agreement of Larry E. Lee dated March 17, 2010.*	(17) [10.6.5]

10.3	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.4	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.7]

10.5	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.6	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.7	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.7.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(6) [10.23.1]

10.8	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(4) [Annex C]

10.8.1	First Amendment to RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(11) [Exhibit A]

10.8.2	Second Amendment to RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 3, 2010.	(18) [10.8.2]

10.9	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(7) [10.14]

10.10	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(9) [10.1]

Exhibit	Description	Method of Filing
10.10.1	First Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(15) [10.17.1]

10.10.2	Second Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.17.2]

10.11	Description of Compensation Arrangement with G. Les Austin.*	(12) [10.18]

10.11.1	First Amendment to Employment Agreement of G. Les Austin, dated December 30, 2008.*	(13) [10.18.1]

10.12	Change in Control Separation Benefit Plan of RAM Energy Resources, Inc. and Participating Subsidiaries.*	(15) [10.19]

31.1	Rule 13(A) — 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) — 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682) dated April 14, 2008, as the exhibit number indicated in the brackets and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to Registrant’s Form 8-K filed January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to Registrant’s Form 8-K filed March 25, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K filed July 2, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K filed March 18, 2010 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to Registrant’s Form 8-K filed May 7, 2010 as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RAM ENERGY RESOURCES, INC.
August 4, 2010	By:	/s/ Larry E. Lee
		Name:	Larry E. Lee
		Title:	Chairman, President and Chief Executive Officer

August 4, 2010	By:	/s/ G. Les Austin
		Name:	G. Les Austin
		Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit	Description	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	(1) [3.1]

3.2	Amended and Restated Bylaws of the Registrant.	(8) [3.2]

10.1	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.	(2) [10.9]

10.1.1	Amendment to Registration Rights Agreement among this Registrant and the Founders dated May 8, 2006.	(1) [10.9.1]

10.2	Employment Agreement between Registrant and Larry E. Lee dated May 8, 2006.*	(1) [10.15]

10.2.1	First Amendment to Employment Agreement between Registrant and Larry E. Lee dated October 18, 2006. *	(5) [10.1]

10.2.2	Second Amendment to Employment Agreement of Larry E. Lee dated February 25, 2008.*	(10) [10.6.2]

10.2.3	Third Amendment to Employment Agreement of Larry E. Lee, dated December 30, 2008.*	(13) [10.6.3]

10.2.4	Fourth Amendment to Employment Agreement of Larry E. Lee dated March 24, 2009.*	(14) [10.6.4]

10.2.5	Fifth Amendment to Employment Agreement of Larry E. Lee dated March 17, 2010.*	(17) [10.6.5]

10.3	Escrow Agreement by and among the Registrant, Larry E. Lee and Continental Stock Transfer & Trust Company dated May 8, 2006.	(1) [10.16]

10.4	Registration Rights Agreement among Registrant and the investors signatory thereto dated May 8, 2006.*	(1) [10.7]

10.5	Form of Registration Rights Agreement among the Registrant and the Investors party thereto.	(3) [10.17]

10.6	Agreement between RAM and Shell Trading-US dated February 1, 2006.	(1) [10.22]

10.7	Agreement between RAM and Targa dated January 30, 1998.	(1) [10.23]

10.7.1	Amendment to Agreement between RAM Energy and Targa dated effective as of April 1, 2006, filed as an exhibit to Registrant’s Form 8-K dated June 5, 2006 and incorporated by reference herein.	(6) [10.23.1]

10.8	Long-Term Incentive Plan of the Registrant. Included as Annex C of the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006 and incorporated by reference herein.*	(4) [Annex C]

10.8.1	First Amendment to RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 8, 2008.*	(11) [Exhibit A]

10.8.2	Second Amendment to RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan effective May 3, 2010.	(18) [10.8.2]

10.9	Deferred Bonus Compensation Plan of RAM Energy, Inc. dated as of April 21, 2004.*	(7) [10.14]

10.10	Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(9) [10.1]

Exhibit	Description	Method of Filing
10.10.1	First Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(15) [10.17.1]

10.10.2	Second Amendment to Loan Agreement dated November 29, 2007, by and between RAM Energy Resources, Inc., as Borrower, and Guggenheim Corporate Funding, LLC, as the Arranger and Administrative Agent, Wells Fargo Foothill, Inc., as the Documentation Agent and WestLB AG, New York Branch and CIT Capital USA Inc., as the Co-Syndication Agents, and the financial institutions named therein as the Lenders.	(16) [10.17.2]

10.11	Description of Compensation Arrangement with G. Les Austin.*	(12) [10.18]

10.11.1	First Amendment to Employment Agreement of G. Les Austin, dated December 30, 2008.*	(13) [10.18.1]

10.12	Change in Control Separation Benefit Plan of RAM Energy Resources, Inc. and Participating Subsidiaries.*	(15) [10.19]

31.1	Rule 13(A) — 14(A) Certification of our Principal Executive Officer.	**

31.2	Rule 13(A) — 14(A) Certification of our Principal Financial Officer.	**

32.1	Section 1350 Certification of our Principal Executive Officer.	**

32.2	Section 1350 Certification of our Principal Financial Officer.	**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-113583) as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 26, 2005, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Included as an annex to the Registrant’s Definitive Proxy Statement (No. 000-50682), dated April 12, 2006, as the annex letter indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on October 20, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K on June 5, 2006, as the exhibit number indicated in brackets and incorporated by reference herein.

(7)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-138922) as the exhibit number indicated in brackets and incorporated by reference herein.

(8)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 2, 2007, as the exhibit number indicated in brackets and incorporated by reference herein.

(9)	Filed as an exhibit to Registrant’s Form 8-K dated November 29, 2007 as the exhibit number indicated in brackets and incorporated by reference herein.

(10)	Filed as an exhibit to Registrant’s Form 8-K dated February 26, 2008 as the exhibit number indicated in brackets and incorporated by reference herein.

(11)	Filed as an exhibit to Registrant’s Definitive Proxy Statement (No. 000-50682) dated April 14, 2008, as the exhibit number indicated in the brackets and incorporated herein by reference.

(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2008, as the exhibit number indicated in brackets and incorporated by reference herein.

(13)	Filed as an exhibit to Registrant’s Form 8-K filed January 5, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(14)	Filed as an exhibit to Registrant’s Form 8-K filed March 25, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(15)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K filed on March 12, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(16)	Filed as an exhibit to Registrant’s Form 8-K filed July 2, 2009 as the exhibit number indicated in brackets and incorporated by reference herein.

(17)	Filed as an exhibit to Registrant’s Form 8-K filed March 18, 2010 as the exhibit number indicated in brackets and incorporated by reference herein.

(18)	Filed as an exhibit to Registrant’s Form 8-K filed May 7, 2010 as the exhibit number indicated in brackets and incorporated by reference herein.