Form 10-Q
period 2013-03-31
HALCON RESOURCES CORP
filed 2013-05-02
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        At April 24, 2013, 369,729,513 shares of the Registrant's Common Stock were outstanding.

Special note regarding forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "objective," "believe," "predict," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the risks discussed under the "Risk Factors" section of our previously filed Annual Report on Form 10-K for the year ended December 31, 2012, and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$180,780	$22,997
Natural gas	5,539	1,668
Natural gas liquids	3,808	2,169

Total oil, natural gas and natural gas liquids sales	190,127	26,834
Other	530	36

Total operating revenues	190,657	26,870

Operating expenses:
Production:
Lease operating	25,440	7,501
Workover and other	1,624	833
Taxes other than income	17,436	1,926
Restructuring	671	104
General and administrative	31,597	20,312
Depletion, depreciation and accretion	81,858	5,979

Total operating expenses	158,626	36,655

Income (loss) from operations	32,031	(9,785)
Other income (expenses):
Interest expense and other, net	(4,850)	(12,997)
Net gain (loss) on derivative contracts	(18,422)	(4,945)

Total other income (expenses)	(23,272)	(17,942)

Income (loss) before income taxes	8,759	(27,727)
Income tax benefit (provision)	(3,294)	(5,595)

Net income (loss)	5,465	(33,322)
Non-cash preferred dividend	—	(1,102)

Net income (loss) available to common stockholders	$5,465	$(34,424)

Net income (loss) per share of common stock:
Basic	$0.02	$(0.50)

Diluted	$0.01	$(0.50)

Weighted average common shares outstanding:
Basic	346,139	68,816

Diluted	383,565	68,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Current assets:
Cash	$802	$2,506
Accounts receivable	323,672	262,809
Receivables from derivative contracts	2,156	7,428
Current portion of deferred income taxes	8,214	5,307
Inventory	4,150	3,116
Prepaids and other	3,056	6,691

Total current assets	342,050	287,857

Oil and natural gas properties (full cost method):
Evaluated	3,031,073	2,669,245
Unevaluated	2,478,181	2,326,598

Gross oil and natural gas properties	5,509,254	4,995,843
Less—accumulated depletion	(668,098)	(588,207)

Net oil and natural gas properties	4,841,156	4,407,636

Other operating property and equipment:
Gas gathering and other operating assets	102,122	59,748
Less—accumulated depreciation	(9,087)	(8,119)

Net other operating property and equipment	93,035	51,629

Other noncurrent assets:
Goodwill	229,221	227,762
Receivables from derivative contracts	1,515	371
Debt issuance costs, net of amortization	61,201	51,609
Equity in oil and natural gas partnerships	10,948	11,137
Funds in escrow	847	2,090
Other	882	934

Total assets	$5,580,855	$5,041,025

Current liabilities:
Accounts payable and accrued liabilities	$706,558	$590,551
Liabilities from derivative contracts	22,297	10,429
Asset retirement obligations	2,424	2,319
Promissory notes	6,924	74,669

Total current liabilities	738,203	677,968

Long-term debt	2,501,038	2,034,498
Other noncurrent liabilities:
Liabilities from derivative contracts	2,536	2,461
Asset retirement obligations	75,116	72,813
Deferred income taxes	161,963	160,055
Other	10	10
Commitments and contingencies (Note 10)
Mezzanine equity:
Preferred stock: 1,000,000 shares of $0.0001 par value authorized; none and 10,880 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	695,238
Stockholders' equity:
Common stock: 670,000,000 and 336,666,666 shares of $0.0001 par value authorized; 369,754,373 and 259,802,377 shares issued; 369,754,373 and 258,152,468 outstanding at March 31, 2013 and December 31, 2012, respectively	37	26
Additional paid-in capital	2,370,950	1,681,717
Treasury stock: none and 1,649,909 shares at March 31, 2013 and December 31, 2012, respectively, at cost	—	(9,298)
Accumulated deficit	(268,998)	(274,463)

Total stockholders' equity	2,101,989	1,397,982

Total liabilities and stockholders' equity	$5,580,855	$5,041,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Preferred Stock		Common Stock			Treasury Stock
					Additional Paid-In Capital			Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2011	—	$—	27,695	$3	$229,414	1,450	$(7,159)	$(220,578)	$1,680
Warrants issued	—	—	—	—	43,590	—	—	—	43,590
Sale of common stock	—	—	115,232	11	568,989	—	—	—	569,000
Reverse-stock-split rounding	—	—	4	—	—	—	—	—	—
Sale of preferred stock	4	311,556	—	—	—	—	—	—	311,556
Preferred stock conversion	(4)	(385,476)	44,445	5	385,471	—	—	—	—
Offering costs	—	(14,525)	—	—	(5,078)	—	—	—	(19,603)
Common stock issuance	—	—	72,114	7	452,032	—	—	—	452,039
Net loss	—	—	—	—	—	—	—	(53,885)	(53,885)
Preferred beneficial conversion feature	—	—	—	—	88,445	—	—	—	88,445
Non-cash preferred dividend	—	88,445	—	—	(88,445)	—	—	—	—
Long-term incentive plan grants	—	—	312	—	—	—	—	—	—
Repurchase of stock	—	—	—	—	—	200	(2,139)	—	(2,139)
Share-based compensation	—	—	—	—	7,299	—	—	—	7,299

Balances at December 31, 2012	—	—	259,802	26	1,681,717	1,650	(9,298)	(274,463)	1,397,982
Net income	—	—	—	—	—	—	—	5,465	5,465
Preferred stock conversion	—	—	108,801	11	695,227	—	—	—	695,238
Offering costs	—	—	—	—	(431)	—	—	—	(431)
Long-term incentive plan grants	—	—	2,831	—	—	—	—	—	—
Long-term incentive plan forfeitures	—	—	(30)	—	180	—	—	—	180
Retirement of shares in treasury	—	—	(442)	—	(2,492)	(442)	2,492	—	—
Long-term incentive plan grants issued out of treasury	—	—	(1,208)	—	(6,806)	(1,208)	6,806	—	—
Share-based compensation	—	—	—	—	3,555	—	—	—	3,555

Balances at March 31, 2013	—	$—	369,754	$37	$2,370,950	—	$—	$(268,998)	$2,101,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,465	$(33,322)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	81,858	5,979
Deferred income tax provision (benefit)	(999)	5,522
Share-based compensation, net	2,335	1,935
Unrealized loss (gain) on derivative contracts	16,071	4,851
Amortization and write-off of deferred loan costs	265	6,087
Non-cash interest and amortization of discount and premium	866	4,065
Other income	(1,013)	(12)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(50,746)	(563)
Inventory	(1,033)	46
Prepaids and other	3,924	(837)
Accounts payable and accrued liabilities	(1,714)	(2,950)

Net cash provided by (used in) operating activities	55,279	(9,199)

Cash flows from investing activities:
Oil and natural gas capital expenditures	(389,543)	(23,986)
Other operating property and equipment capital expenditures	(36,483)	(629)
Acquisition of Williston Basin Assets	(29,895)	—
Funds held in escrow and other	1,328	(3,763)

Net cash provided by (used in) investing activities	(454,593)	(28,378)

Cash flows from financing activities:
Proceeds from borrowings	844,000	237,410
Repayments of borrowings	(434,476)	(208,000)
Debt issuance costs	(11,483)	(4,495)
Offering costs	(431)	(18,056)
Common stock repurchased	—	(2,139)
Preferred stock issued	—	311,556
Preferred beneficial conversion feature	—	88,445
Common stock issued	—	275,000
Warrants issued	—	43,590

Net cash provided by (used in) financing activities	397,610	723,311

Net increase (decrease) in cash	(1,704)	685,734
Cash at beginning of period	2,506	49

Cash at end of period	$802	$685,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

Basis of Presentation and Principles of Consolidation

        Halcón Resources Corporation (Halcón or the Company) is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich assets in the United States. The unaudited condensed consolidated financial statements include the accounts of all majority owned, controlled subsidiaries. The Company operates in one segment which focuses on oil and natural gas acquisition, production, exploration and development. The Company's oil and natural gas properties are managed as a whole rather than through discrete operating areas. Operational information is tracked by operating area; however, financial performance is assessed as a whole. Allocation of capital is made across the Company's entire portfolio without regard to operating area. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Halcón follows the accounting policies disclosed in its 2012 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (SEC). Please refer to the footnotes in the 2012 Annual Report on Form 10-K when reviewing interim financial results.

        As discussed in Item 8. Consolidated Financial Statements and Supplementary Data—Note 2, "Corrections of Immaterial Errors," to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the consolidated balance sheet as of December 31, 2011 was restated to reflect the correction of $4.3 million of tax basis adjustments to "Oil and natural gas properties" and "Deferred income taxes" for periods prior to January 1, 2007, and as such, the accumulated deficit and stockholders' equity balances of $249.6 million and $672.9 million, respectively, reported on the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2012 have been adjusted to $253.9 million and $668.6 million, respectively.

Consolidated Financial Statements

        The unaudited condensed consolidated financial statements include the accounts of Halcón and its majority-owned subsidiaries. The equity method is used to account for investments in affiliates in which the Company does not have majority ownership, but has the ability to exert significant influence. The Company's investments in oil and natural gas limited partnerships for which it serves as general partner and exerts significant influence are accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

Use of Estimates

        The preparation of the Company's unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Estimates and assumptions that, in the opinion of management of the Company, are significant include oil and natural gas revenue, capital and operating expense accruals, oil and natural gas reserves, depletion relating to oil and natural gas properties, asset retirement obligations, fair value estimates, beneficial conversion feature estimates and income taxes. The

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company's unaudited condensed consolidated financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. There are no significant allowances for doubtful accounts as of March 31, 2013 or December 31, 2012.

Other Operating Property and Equipment

        Gas gathering systems and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a 30-year estimated useful life. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life of an asset or productive capacity are capitalized and depreciated over the estimated remaining useful life of the asset. The Company has capitalized $76.9 million and $39.9 million as of March 31, 2013 and December 31, 2012, respectively, related to the construction of its gas gathering systems.

        Other operating assets are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives: automobiles and computers, three years; computer software, leasehold improvements, fixtures, furniture and equipment, five years or the lesser of lease term; trailers, seven years; heavy equipment, ten years; and an airplane and buildings, twenty years. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

        The Company reviews its gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires the Company to evaluate gas gathering systems and equipment and other operating assets for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from its undiscounted cash

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of its gas gathering systems and equipment and other operating assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

Goodwill

        Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. ASC 350, Intangibles—Goodwill and Other (ASC 350) requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if events occur or circumstances change that could potentially result in impairment. The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. However, the Company has only one reporting unit. The Company's goodwill relates to its acquisition of GeoResources. Refer to Note 4, "Acquisitions" for more details regarding the Merger between the Company and GeoResources. The Company will perform its goodwill impairment test annually as of July 1, beginning in 2013 or more often if circumstances require.

Recently Issued Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), which enhances disclosures by requiring an entity to disclose information about netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position. This pronouncement was issued to facilitate comparison between financial statements prepared on the basis of accounting principles generally accepted in the United States and International Financial Reporting Standards. This update is effective for annual and interim reporting periods beginning on or after January 1, 2013 and is to be applied retroactively for all comparative periods presented. The adoption of ASU 2011-11 resulted in new disclosures related to the Company's derivative activities. See further information at Note 8, "Derivative and Hedging Activities."

        In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date (ASU 2013-04). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, such as debt arrangements, other contractual obligations and settled litigation and judicial rulings. This pronouncement must be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact, if any, that the adoption of ASU 2013-04 will have on its operating results, financial position and disclosures.

2. RECAPITALIZATION

        On December 21, 2011, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with HALRES LLC, formerly Halcón Resources, LLC (HALRES). Pursuant to the Purchase Agreement, (i) HALRES purchased and the Company sold 73.3 million shares of the Company's common stock (the Shares) for a purchase price of $275 million and (ii) HALRES purchased and the Company issued a senior convertible promissory note in the principal amount of

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RECAPITALIZATION (Continued)

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RECAPITALIZATION (Continued)

        In January 2012, the Company approved a one-for-three reverse stock split, which was implemented on February 10, 2012. Retroactive application of the reverse stock split is required and all share and per share information included for all periods presented in these unaudited condensed consolidated financial statements reflects the reverse stock split.

        In February 2012, the transaction with HALRES resulted in an "ownership change" as defined under Section 382 of the Internal Revenue Code of 1986, as amended. As a consequence, the Company has additional limitations on its ability to use the net operating losses it accrued before the ownership change as a deduction against any taxable income the Company realizes after the ownership change.

3. RESTRUCTURING

        In March 2012, the Company announced its intention to close its Plano, Texas office and begin the process of relocating key administrative functions to Houston, Texas (the Restructuring). As part of the Restructuring, the Company offered certain severance and retention benefits, collectively known as the Severance Program, to the affected employees. The estimated total expense of the Severance Program is approximately $3.2 million and related costs will be recognized as restructuring expense over the requisite service periods through May 2013, as applicable. Following is a reconciliation of the beginning and ending liability balance.

Severance Program
(In thousands)
Ending balance, December 31, 2012	$2,131
Severance and Retention payments	(109)
Increase in accrual	656

Ending balance, March 31, 2013	$2,678

4. ACQUISITIONS

Williston Basin Assets

        On December 6, 2012, the Company completed the acquisition of two wholly-owned subsidiaries of Petro-Hunt Holdings, LLC and Pillar Holdings, LLC (the Petro-Hunt Parties), which owned acreage prospective for the Bakken / Three Forks formations primarily located in North Dakota, in Williams, Montrail, McKenzie and Dunn counties (the Williston Basin Assets). The Company completed the acquisition of the Williston Basin Assets for total consideration of approximately $1.5 billion, consisting of approximately $756.1 million in cash and approximately 10,880 shares of the Company's preferred stock that automatically converted into 108.8 million shares of Halcón common stock on January 18, 2013 (equivalent to a conversion price of approximately $7.45 per share of Halcón common stock based on the liquidation preference), following stockholder approval of such conversion and an amendment to Halcón's certificate of incorporation to increase the number of shares of common stock that Halcón is authorized to issue (the Williston Basin Acquisition). The Williston Basin Acquisition significantly expanded the Company's presence in North Dakota, adding undeveloped acreage, oil and natural gas reserves and production to its existing asset base and operations in this area.

        The transaction had an effective date of June 1, 2012 and was subject to customary closing conditions, as well as the execution and delivery of certain other agreements, including a registration

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

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

GeoResources, Inc.

        On August 1, 2012, the Company completed an acquisition of GeoResources, Inc. (GeoResources) by means of the merger of GeoResources into a wholly-owned subsidiary of the Company (the Merger) and began reflecting GeoResources' results of operations in the Company's unaudited condensed consolidated statements of operations. In connection with the Merger, each share of GeoResources common stock issued and outstanding immediately prior to the effective date of the Merger was converted into the right to receive $20.00 in cash and 1.932 shares of the Company's common stock.

        In connection with the consummation of the Merger, the Company issued a total of approximately 51.3 million shares of its common stock and paid approximately $531.5 million in cash to former GeoResources stockholders in exchange for their shares of GeoResources common stock, resulting in a total purchase price plus liabilities assumed of approximately $1.3 billion. The acquisition expanded the Company's presence in the Bakken / Three Forks formations of North Dakota and Montana, and the Austin Chalk trend and Eagle Ford Shale in Texas, adding oil and natural gas reserves and production to its existing asset base in these areas.

East Texas Assets

        In August 2012, the Company completed the acquisition of oil and gas leaseholds in East Texas (the East Texas Assets) from CH4 Energy II, LLC, PetroMax Leon, LLC, Petro Texas LLC, King King LLC and several other selling parties for total consideration of $426.8 million comprised of $296.1 million in cash and 20.8 million shares of the Company's common stock (East Texas Acquisition). The effective date of the East Texas Acquisition was April 1, 2012. The East Texas Acquisition expanded the Company's presence in East Texas, adding oil and natural gas reserves and production to its existing asset base in this area.

Pro Forma Impact of Acquisitions (Unaudited)

        As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the acquisitions of the Williston Basin Assets and the East Texas Assets, as well as the Merger were accounted for as business combinations in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Certain assets and liabilities may be adjusted as additional information is obtained, but no later than one year from the respective acquisition dates. The purchase prices for the Williston Basin Assets, the East Texas Assets and the Merger are still preliminary due to the use of estimates based on information that was available to management, and with respect to the Merger, the pending completion of GeoResources' tax return for

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

2012. During the three months ended March 31, 2013, there were no adjustments to the purchase price of the East Texas Assets; however, there were minor adjustments to the respective purchase prices of GeoResources and the Williston Basin Asset related to accruals, settlements and working capital changes as a result of better information obtained during the period.

        The following unaudited pro forma combined results of operations are provided for the three months ended March 31, 2012 as though the Merger, the East Texas Acquisition and the Williston Basin Acquisition had been completed as of the beginning of the comparable prior annual reporting period, or January 1, 2011. The pro forma combined results of operations for the three months ended March 31, 2012 have been prepared by adjusting the historical results of the Company to include the historical results of GeoResources, the East Texas Assets and the Williston Basin Assets. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the period presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Merger, the East Texas Acquisition and the Williston Basin Acquisition, or any estimated costs that will be incurred to integrate GeoResources, the Williston Basin Assets and the East Texas Assets. Future results may vary significantly from the results reflected in this unaudited pro forma financial information because of future events and transactions, as well as other factors.

        The Company's historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Merger, the East Texas Assets Acquisition and the Williston Basin Acquisition, and that were factually supportable. Adjustments and assumptions made for this pro forma calculation are consistent with those used in the Company's annual pro forma information, as more fully described in Item 8. Consolidated Financial Statements and Supplementary Data—Note 5, "Acquisitions and Divestitures" to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

(In thousands, except per share amounts:)	Three Months Ended March 31, 2012 (Unaudited)
Revenue	$126,577
Net loss	(18,739)
Loss available to Halcón common stockholders	(19,841)
Pro forma net loss per common share:
Basic	$(0.08)
Diluted	$(0.08)

5. OIL AND NATURAL GAS PROPERTIES

        The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depletion, exceed the discounted future net revenues of

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. OIL AND NATURAL GAS PROPERTIES (Continued)

proved oil and natural gas reserves, net of deferred taxes, such excess capitalized costs are charged to expense.

        The Company assesses all properties classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The Company assesses properties on an individual basis or as a group, if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the full cost ceiling test limitation.

        Investments in unevaluated oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress, qualify for interest capitalization. The capitalized interest is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred that are excluded from the full cost pool; however, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the unaudited condensed consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. For the three months ended March 31, 2013 and 2012, the Company capitalized interest costs of $52.8 million and $0.1 million, respectively.

        At March 31, 2013 the ceiling test value of the Company's reserves was calculated based on the first day average of the 12-months ended March 31, 2013 of the West Texas Intermediate (WTI) spot price of $92.63 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first day average of the 12-months ended March 31, 2013 of the Henry Hub price of $2.95 per million British thermal units (Mmbtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at March 31, 2013, did not exceed the ceiling amount. Changes in production rates, levels of reserves, future development costs, and other factors will determine the Company's actual ceiling test calculation and impairment analyses in future periods.

        At March 31, 2012 the ceiling test value of the Company's reserves was calculated based on the first day average of the 12-months ended March 31, 2012 of the WTI spot price of $98.15 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first day average of the 12-months ended March 31, 2012 of the Henry Hub price of $3.73 per Mmbtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at March 31, 2012, did not exceed the ceiling amount.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT

        Long-term debt as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013(1)	December 31, 2012(1)
	(In thousands)
Senior revolving credit facility	$133,000	$298,000
8.875% $1.35 billion senior notes(2)	1,373,975	744,421
9.75% $750 million senior notes(3)	740,448	740,232
8.0% $275 million senior note(4)	253,615	251,845

	$2,501,038	$2,034,498

(1)
Amount excludes $6.9 million and $74.7 million of promissory notes which have been classified as current at March 31, 2013 and December 31, 2012, respectively.

(2)
Amount is net of a $5.5 million and a $5.6 million unamortized discount at March 31, 2013 and December 31, 2012, respectively, related to the issuance of the original 2021 Notes. On January 14, 2013, the Company completed the issuance of an additional $600 million of its 2021 Notes. The unamortized premium related to these additional 2021 Notes was approximately $29.4 million at March 31, 2013. See "8.875% Senior Notes" below for more details.

(3)
Amount is net of a $9.6 million and a $9.8 million unamortized discount at March 31, 2013 and December 31, 2012, respectively. See "9.75% Senior Notes" below for more details.

(4)
Amount is net of a $36.1 million and a $37.8 million unamortized discount at March 31, 2013 and December 31, 2012, respectively. See "8.0% Convertible Note" below for more details.

Senior Revolving Credit Facility

        In connection with the closing of the Recapitalization, discussed in Note 2, "Recapitalization", the Company entered into a senior secured revolving credit agreement (the Senior Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and other lenders on February 8, 2012. The Senior Credit Agreement provides for a $1.5 billion facility with a borrowing base of $850.0 million. Amounts borrowed under the Senior Credit Agreement will mature on February 8, 2017. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The borrowing base is subject to a reduction equal to the product of 0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any future notes or other long-term debt securities that the Company may issue. Funds advanced under the Senior Credit Agreement may be paid down and re-borrowed during the five-year term of the revolver. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 0.50% to 1.50% for ABR-based loans or at specified margins over LIBOR of 1.50% to 2.50% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

facility. Advances under the Senior Credit Agreement are secured by liens on substantially all of the Company's properties and assets. The Senior Credit Agreement contains customary representations, warranties and covenants including, among others, restrictions on the payment of dividends on the Company's capital stock and financial covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0.

        At March 31, 2013, the Company had $133.0 million of indebtedness outstanding, $1.3 million of letters of credit outstanding and $715.7 million of borrowing capacity available under the Senior Credit Agreement. At March 31, 2013 and as of the date of this filing, the Company is in compliance with the financial debt covenants under the Senior Credit Agreement.

        On January 25, 2013, the Company entered into the Second Amendment (the Second Amendment) which amends the Senior Credit Agreement with respect to the Company's ability to enter into certain commodity hedging agreements. The Second Amendment provides, among other things, that the Company and its subsidiaries may enter into commodity swap, collar and/or call option agreements with approved counterparties so long as the volumes for such agreements do not exceed 85% of the Company's internally forecasted production from (i) the Company's crude oil, natural gas liquids and natural gas, or (ii) in the case of a proposed acquisition of oil and gas properties, such oil and gas properties that are the subject of such proposed acquisition, in each case for the 24 months following the date such agreement is entered into. Additionally, the Company may enter into commodity swap, collar and/or call option agreements so long as the volumes for such agreements do not exceed 85% of (i) the reasonably anticipated projected production from the Company's proved reserves for the period of 25 to 66 months following the date such agreement is entered into, or (ii) in the case of a proposed acquisition of oil and gas properties, the reasonably anticipated projected production from proved reserves from such oil and gas properties that are the subject of such proposed acquisition for the period of 25 to 48 months following the date such agreement is entered into. The 85% limitations discussed above do not apply to volumes hedged by the Company using puts, floors and/or basis differential swap agreements.

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

        On April 26, 2013, the Company entered into the Third Amendment (the Third Amendment) which amends the Senior Credit Agreement in order to provide, among other things, additional flexibility under certain affirmative and negative covenants. Also on April 26, 2013, the lenders reaffirmed the Company's current borrowing base of $850.0 million under the Senior Credit Agreement.

8.875% Senior Notes

        On November 6, 2012, the Company issued $750 million aggregate principal amount of its 8.875% senior notes due 2021 (the 2021 Notes), at a price to the initial purchasers of 99.247% of par. The net

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

proceeds from the offering of approximately $725.6 million (after deducting the initial purchasers' discounts, commissions and offering expenses) were used to fund a portion of the cash consideration paid in the Williston Basin Assets acquisition.

        On January 14, 2013, the Company issued an additional $600 million aggregate principal amount of its 8.875% senior notes due 2021 at a price to the initial purchasers of 105% of par. The net proceeds from the sale of the additional 2021 Notes of approximately $619.5 million (after the initial purchasers' premiums, commissions and offering expenses) were used to repay all of the outstanding borrowings under the Senior Credit Agreement and for general corporate purposes, including funding a portion of the Company's 2013 capital expenditures program. These notes were issued as "additional notes" under the indenture governing the 2021 Notes and pursuant to which the Company had previously issued $750 million aggregate principal amount of its 2021 Notes in November 2012, and under the indenture are treated as a single series with substantially identical terms as the 2021 Notes previously issued. There was no borrowing base reduction to the Company's Senior Credit Agreement as a result of the issuance of the additional 2021 Notes.

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

        In connection with the sales of the 2021 Notes, the Company entered into registration rights agreements, pursuant to which the Company agreed to conduct a registered exchange offer for the 2021 Notes or cause to become effective a shelf registration statement providing for the resale of the 2021 Notes. In connection with the exchange offer, the Company is required to (a) file an exchange offer registration statement and use its reasonable best efforts to cause such registration statement for the 2021 Notes to become effective, (b) promptly following the effectiveness of such registration statement, offer to exchange new registered notes having terms substantially identical to the 2021 Notes for outstanding 2021 Notes, and (c) keep the registered exchange offer open for not less than 20 business days after the date notice of the exchange offer is mailed to the holders of the 2021 Notes. If the exchange offer is not consummated within 365 days after November 6, 2012, or upon the occurrence of certain other contingencies, the Company has agreed to file a shelf registration statement to cover resales of the 2021 Notes by holders who satisfy certain conditions relating to the provision of information in connection with the shelf registration statement. If the Company fails to comply with certain obligations under the registration rights agreements it will be required to pay liquidated damages in the form of additional cash interest to the holders of the 2021 Notes. On March 8, 2013, the Company filed a registration statement on Form S-4 with the SEC relating to the offer to exchange registered 8.875% senior notes due 2021 for any and all of its 2021 Notes and, on April 26, 2013, the Company commenced such offer to exchange.

        On or before November 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the 2021 Notes with the net cash proceeds of certain equity offerings at a redemption price of 108.875% of the principal amount plus accrued and unpaid interest to the redemption date provided that: at least 65% in aggregate principal amount of the 2021 Notes originally issued remains

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

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

        In conjunction with the issuance of the 2021 Notes, the Company recorded a discount of approximately $5.7 million to be amortized over the remaining life of the 2021 Notes using the effective interest method. The remaining unamortized discount was $5.5 million at March 31, 2013. In conjunction with the issuance of the additional 2021 Notes, the Company recorded a premium of approximately $30.0 million to be amortized over the remaining life of the additional 2021 Notes using the effective interest method. The remaining unamortized premium was $29.4 million at March 31, 2013.

9.75% Senior Notes

        On July 16, 2012, the Company issued $750 million aggregate principal amount of 9.75% senior notes due 2020 issued at 98.646% of par (the 2020 Notes). The net proceeds from the offering were approximately $723.1 million after deducting the initial purchasers' discounts, commissions and offering expenses and were used to fund a portion of the cash consideration paid in the Merger and the East Texas Assets acquisition.

        The 2020 Notes bear interest at a rate of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2013. The 2020 Notes will mature on July 15, 2020. The 2020 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness. The 2020 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing wholly-owned subsidiaries. Halcón, the issuer of the 2020 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        In connection with the sale of the 2020 Notes, the Company entered into a registration rights agreement, pursuant to which the Company agreed to conduct a registered exchange offer for the 2020 Notes or cause to become effective a shelf registration statement providing for the resale of the 2020 Notes. In connection with the exchange offer, the Company is required to (a) file an exchange offer registration statement and use its reasonable best efforts to cause such registration statement to become effective, (b) promptly following the effectiveness of such registration statement, offer to exchange new registered notes having terms substantially identical to the 2020 Notes for outstanding 2020 Notes, and (c) keep the registered exchange offer open for not less than 20 business days after the date notice of the exchange offer is mailed to the holders of the 2020 Notes. If the exchange offer is not consummated within 365 days after July 16, 2012, or upon the occurrence of certain other contingencies, the Company has agreed to file a shelf registration statement to cover resales of the 2020 Notes by holders who satisfy certain conditions relating to the provision of information in connection with the shelf registration statement. If the Company fails to comply with certain obligations under the registration rights agreement it will be required to pay liquidated damages in the form of

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

additional cash interest to the holders of the 2020 Notes. On March 8, 2013, the Company filed a registration statement on Form S-4 with the SEC relating to the offer to exchange registered 9.75% senior notes due 2020 for any and all of its 2020 Notes and, on April 26, 2013, the Company commenced such offer to exchange.

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

        In conjunction with the issuance of the 2020 Notes, the Company recorded a discount of approximately $10.2 million to be amortized over the remaining life of the 2020 Notes using the effective interest method. The remaining unamortized discount was $9.6 million at March 31, 2013.

8.0% Convertible Note

        On February 8, 2012, the Company issued the 2017 Note in the principal amount of $275.0 million together with the February 2012 Warrants for an aggregate purchase price of $275.0 million. The 2017 Note bears interest at a rate of 8% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year and matures on February 8, 2017. Through the March 31, 2014 interest payment date, the Company may elect to pay-in-kind, by adding to the principal of the 2017 Note, all or any portion of the interest due on the 2017 Note. The Company elected to pay the interest in kind on March 31, June 30 and September 30, 2012, and rolled $3.2 million, $5.7 million and $5.8 million of interest incurred during the first, second and third quarters of 2012, respectively, into the 2017 Note, increasing the principal amount to $289.7 million. For the three months ended December 31, 2012 and March 31, 2013, the Company did not elect to pay-in-kind interest. At any time after February 8, 2014, the noteholder may elect to convert all or any portion of the principal amount and accrued but unpaid interest into common stock. Each $4.50 of principal and accrued but unpaid interest is convertible into one share of the Company's common stock. The 2017 Note is a senior unsecured obligation of the Company.

        The Company allocated the proceeds received for the 2017 Note and February 2012 Warrants on a relative fair value basis. Consequently, the Company recorded a discount of $43.6 million to be amortized over the remaining life of the 2017 Note utilizing the effective interest rate method. The remaining unamortized discount was $36.1 million at March 31, 2013.

Promissory Notes

        On December 28, 2012, the Company completed acquisition of certain oil and natural gas properties in Brazos County, Texas for approximately $83.7 million, before and subject to, customary

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

closing adjustments, consisting of approximately $8.4 million in cash and approximately $75.3 million in promissory notes. During the three months ended March 31, 2013, the Company completed its review of the properties and paid approximately $55.5 million during the period, and $6.9 million in early April 2013, for properties deemed to have clear title and no defects. In addition, notice was given to the sellers of the Company's assertion of title and environmental defects amounting to $12.9 million for the remaining properties. The promissory notes were classified as current at March 31, 2013 and December 31, 2012.

        In conjunction with the issuance of the promissory notes in December 2012, the Company recorded a discount of approximately $0.6 million to be amortized over the remaining life of the promissory notes using the effective interest method. During the three months ended March 31, 2013, the Company expensed the discount.

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. During the first quarter of 2013, the Company capitalized approximately $11.5 million in costs associated with the issuance of the additional 2021 Notes and costs incurred for the Second Amendment to the Company's Senior Credit Agreement. At March 31, 2013 and December 31, 2012, the Company had approximately $61.2 million and $51.6 million, respectively, of unamortized debt issuance costs.

7. FAIR VALUE MEASUREMENTS

        Pursuant to ASC 820, Fair Value Measurements and Disclosures (ASC 820), the Company's determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company's unaudited condensed consolidated balance sheets, but also the impact of the Company's nonperformance risk on its own liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

        The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2013 and December 31, 2012. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2013.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$3,671	$—	$3,671

Liabilities
Liabilities from derivative contracts	$—	$24,833	$—	$24,833
Liabilities from warrants(1)	—	1,641	—	1,641

Total Liabilities	$—	$26,474	$—	$26,474

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$7,799	$—	$7,799

Liabilities
Liabilities from derivative contracts	$—	$12,890	$—	$12,890
Liabilities from warrants(1)	—	1,342	—	1,342

Total Liabilities	$—	$14,232	$—	$14,232

(1)
Liabilities from warrants are recorded in "Accounts payable and accrued liabilities" on the unaudited condensed consolidated balance sheets.

        Derivatives listed above include collars, swaps and put options that are carried at fair value. The Company records the net change in the fair value of these positions in "Net gain (loss) on derivative contracts" in the Company's unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted markets prices and implied volatility factors related to changes in the forward curves. See Note 8, "Derivative and Hedging Activities" for additional discussion of derivatives.

        As of March 31, 2013 and December 31, 2012, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company's current derivative contracts is a lender or an affiliate of a lender in the Company's Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement.

        Warrants listed above are carried at fair value. The Company records the net change in fair value on the August 2012 Warrants in "Interest expense and other" in the Company's unaudited condensed consolidated statements of operations. During the three months ended March 31, 2013, an unrealized gain of $0.3 million was recorded to reflect the change in fair value. The Company valued the August 2012 Warrants based on observable market data, including treasury rates, historical volatility and data for similar instruments which resulted in the Company reporting its warrants as Level 2. See Note 11, "Preferred Stock and Stockholders' Equity" for additional discussion on the terms of the warrants.

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Credit Agreement and the promissory notes approximates carrying value because the interest rates approximate current market rates. The following table presents the estimated fair values of the Company's fixed interest rate, long-term debt instruments as of March 31, 2013 and December 31, 2012 (excluding discounts and premiums):

	March 31, 2013		December 31, 2012
Debt	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
8.875% $1.35 billion senior notes	$1,350,000	$1,453,788	$750,000	$798,750
9.75% $750 million senior notes	750,000	831,098	750,000	815,160
8.0% $275 million senior note	289,669	658,762	289,669	625,425

	$2,389,669	$2,943,648	$1,789,669	$2,239,335

        The fair value of the Company's fixed interest debt instruments was calculated using Level 2 criteria at March 31, 2013 and December 31, 2012.

8. DERIVATIVE AND HEDGING ACTIVITIES

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        It is the Company's policy to enter into derivative contracts, including interest rate derivatives, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Each of the counterparties to the Company's current derivative contracts is a lender or an affiliate of a lender in its Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Company's Senior Credit Agreement.

        At March 31, 2013 and December 31, 2012, The Company's crude oil and natural gas derivative positions consisted of swaps, costless put/call "collars" and sold put options. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. A sold put option limits the exposure of the counterparty's risk should the price fall below the strike price. Sold put options limit the effectiveness of purchased put options at the low end of the put/call collars to market prices in excess of the strike price of the put option sold. The Company has elected to not designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations.

        In February 2012, pursuant to the Senior Credit Agreement, the Company novated its oil and natural gas derivative instruments to counterparties that are lenders or affiliates of lenders within the Senior Credit Agreement resulting in a realized loss of $0.4 million for novation fees and terminated the interest rate derivatives resulting in a $0.6 million realized loss during the three months ended March 31, 2012.

        At March 31, 2013, the Company had 67 open commodity derivative contracts summarized in the following tables: 13 natural gas collar arrangements, one natural gas swap, 42 oil collar arrangements, seven oil three-way collars, and four oil swaps.

        At December 31, 2012, the Company had 47 open commodity derivative contracts summarized in the following tables: two natural gas collar arrangements, two natural gas swaps, one natural gas basis swap, 28 oil collar arrangements, 10 oil three-way collars, and four oil swaps.

        All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012:

		Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	March 31, 2013	December 31, 2012	Balance sheet location	March 31, 2013	December 31, 2012
		(In thousands)			(In thousands)
Commodity contracts	Current assets—receivables from derivative contracts	$2,156	$7,428	Current liabilities—liabilities from derivative contracts	$(22,297)	$(10,429)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	1,515	371	Noncurrent liabilities—liabilities from derivative contracts	(2,536)	(2,461)

Total derivatives not designated as hedging contracts under ASC 815		$3,671	$7,799		$(24,833)	$(12,890)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations:

		Amount of gain or (loss) recognized in income on derivative contracts for the three months ended March 31,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2013	2012
		(In thousands)
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$(16,799)	$(5,462)
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	(1,623)	575

Total net gain (loss) on commodity contracts		$(18,422)	$(4,887)

Interest rate swaps:
Unrealized gain (loss) on interest rate swaps	Other income (expenses)—net gain (loss) on derivative contracts	$—	$518
Realized gain (loss) on interest rate swaps	Other income (expenses)—net gain (loss) on derivative contracts	—	(576)

Total net gain (loss) on interest rate swaps		$—	$(58)

Total net gain (loss) on derivative contracts	Other income (expenses)—net gain (loss) on derivative contracts	$(18,422)	$(4,945)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        At March 31, 2013 and December 31, 2012, the Company had the following open oil and natural gas derivatives contracts:

			March 31, 2013
				Floors		Ceilings		Put Options Sold
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
April 2013 - June 2013	Three-Way Collars	Crude Oil	120,575	$95.00	$95.00	$99.50 - 100.60	$99.77	$70.00	$70.00
April 2013 - June 2013	Collars	Crude Oil	29,575	95.00	95.00	100.60	100.60
July 2013 - September 2013	Collars	Crude Oil	147,200	95.00	95.00	99.00 - 101.50	99.94
September 2013 - December 2013	Collars	Crude Oil	183,000	90.00	90.00	100.10	100.10
October 2013 - December 2013	Collars	Natural Gas	460,000	3.75	3.75	4.35	4.35
October 2013 - December 2013	Collars	Crude Oil	142,600	95.00	95.00	99.00 - 101.00	99.71
April 2013 - December 2013	Collars	Natural Gas	1,375,000	3.75	3.75	4.26	4.26
April 2013 - December 2013	Collars	Crude Oil	5,498,750	80.00 - 100.00	89.69	91.65 - 107.25	98.30
April 2013 - December 2013	Swaps	Natural Gas	180,000	3.56	3.56
April 2013 - December 2013	Swaps	Crude Oil	270,000	97.60 - 105.55	102.18
July 2013 - December 2013	Collars	Natural Gas	2,484,000	3.50 - 3.90	3.71	3.95 - 4.45	4.17
July 2013 - December 2013	Collars	Crude Oil	184,000	90.00	90.00	97.80	97.80
January 2014 - March 2014	Three-Way Collars	Crude Oil	144,000	95.00	95.00	98.60 - 109.50	100.03	70.00	70.00
January 2014 - June 2014	Collars	Crude Oil	362,000	90.00	90.00	99.50	99.50
April 2014 - June 2014	Three-Way Collars	Crude Oil	136,500	95.00	95.00	98.20 - 101.00	99.13	70.00	70.00
January 2014 - December 2014	Collars	Natural Gas	11,862,500	3.75 - 4.00	3.88	4.26 - 4.55	4.36
January 2014 - December 2014	Collars	Crude Oil	5,110,000	85.00 - 90.00	87.86	94.20 - 96.35	95.24
July 2014 - December 2014	Collars	Natural Gas	920,000	4.00	4.00	4.42	4.42
January 2015 - December 2015	Collars	Natural Gas	2,737,500	4.00	4.00	4.55	4.55

			December 31, 2012
				Floors		Ceilings		Put Options Sold
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2013 - March 2013	Three-Way Collars	Crude Oil	130,500	$95.00 - 100.00	$95.34	$105.50 - 109.50	$101.36	$70.00	$70.00
January 2013 - March 2013	Basis Swaps	Natural Gas	225,000
January 2013 - March 2013	Collars	Crude Oil	31,500	95.00	95.00	101.50	101.50
January 2013 - March 2013	Swaps	Natural Gas	225,000	4.85	4.85
April 2013 - June 2013	Three-Way Collars	Crude Oil	120,575	95.00	95.00	99.50 - 100.60	99.77	70.00	70.00
April 2013 - June 2013	Collars	Crude Oil	29,575	95.00	95.00	100.60	100.60
July 2013 - September 2013	Collars	Crude Oil	147,200	95.00	95.00	99.00 - 101.50	99.94
October 2013 - December 2013	Collars	Crude Oil	142,600	95.00	95.00	99.00 - 101.00	99.71
January 2013 - December 2013	Collars	Crude Oil	5,201,250	80.00 - 100.00	89.04	91.65 - 107.25	98.06
January 2013 - December 2013	Collars	Natural Gas	1,825,000	3.75	3.75	4.26	4.26
January 2013 - December 2013	Swaps	Natural Gas	240,000	3.56	3.56
January 2013 - December 2013	Swaps	Crude Oil	360,000	97.60 - 105.55	102.18
February 2013 - December 2013	Collars	Crude Oil	250,500	100.00	100.00	104.15	104.15
April 2014 - June 2014	Three-Way Collars	Crude Oil	136,500	95.00	95.00	98.20 - 101.00	99.13	70.00	70.00
January 2014 - March 2014	Three-Way Collars	Crude Oil	144,000	95.00	95.00	98.60 - 109.50	100.03	70.00	70.00
January 2014 - December 2014	Collars	Crude Oil	2,190,000	85.00	85.00	95.10 - 96.35	95.92
January 2014 - December 2014	Collars	Natural Gas	1,825,000	3.75	3.75	4.26	4.26

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts at March 31, 2013 and December 31, 2012 in accordance with ASU 2011-11, which was issued in December 2011 and is effective beginning January 1, 2013:

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In thousands)		(In thousands)
Gross Amounts Presented in the Consolidated Balance Sheet	$3,671	$7,799	$(24,833)	$(12,890)
Amounts Not Offset in the Consolidated Balance Sheet	(3,373)	(4,118)	3,284	3,899

Net Amount	$298	$3,681	$(21,549)	$(8,991)

        The Company enters into an International Swap Dealers Association Master Agreement (ISDA) with each counterparty prior to a derivative contract with such counterparty. The ISDA is a standard contract that governs all derivative contracts entered into between the Company and the respective counterparty. The ISDA allows for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency.

9. ASSET RETIREMENT OBLIGATIONS

        The Company records an asset retirement obligation (ARO) when it can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs. For gas gathering systems and equipment, the Company records an ARO when the system is placed in service and it can reasonably estimate the fair value of an obligation to perform site reclamation and other necessary work when it is required. The Company records the ARO liability on the unaudited condensed consolidated balance sheets and capitalizes a portion of the cost in "Oil and natural gas properties" or "Other operating property and equipment" during the period in which the obligation is incurred. The Company records the accretion of its ARO liabilities in "Depletion, depreciation and accretion" expense in the unaudited condensed consolidated statements of operations. The additional capitalized costs are depreciated on a unit-of-production basis or straight-line basis.

        The Company recorded the following activity related to its ARO liability for the three months ended March 31, 2013 (in thousands, inclusive of the current portion):

Liability for asset retirement obligation as of December 31, 2012	$75,132
Additions	1,523
Acquisitions	422
Accretion expense	896
Revisions in estimated cash flows	(433)

Liability for asset retirement obligation as of March 31, 2013	$77,540

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston and Plano, Texas; Tulsa, Oklahoma; Denver, Colorado; and Williston, North Dakota as well as a number of other field office locations. Rent expense was approximately $2.5 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. In addition, the Company has commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment. Early termination of the drilling rig commitments would result in termination penalties approximating $42 million—which would be in lieu of the remaining $68 million of drilling rig commitments as of March 31, 2013. As of March 31, 2013, the amount of office and equipment lease agreements is consistent with the levels at December 31, 2012 disclosed in the Company's Annual Report on Form 10-K, approximating $68.8 million in the aggregate, and containing various expiration dates through 2024.

Contingencies

        From time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. While the outcome and impact of currently pending legal proceedings cannot be determined, the Company's management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material effect on the Company's unaudited condensed consolidated operating results, financial position or cash flows.

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

        In accordance with ASC 470—Debt (ASC 470), the Company determined that the conversion feature in the Preferred Stock represented a beneficial conversion feature. The fair value of the common stock of $10.99 per share on the Commitment Date was greater than the conversion price of $9.00 per share of common stock, representing a beneficial conversion feature of $1.99 per share of common stock, or $88.4 million in aggregate. Under ASC 470, $88.4 million (the intrinsic value of the beneficial conversion feature) of the proceeds received from the issuance of the Preferred Stock was allocated to additional paid-in capital, creating a discount on the Preferred Stock (the Discount). The Discount resulting from the allocation of value to the beneficial conversion feature was required to be amortized on a non-cash basis over the approximate 71- month period between the issuance date and the required redemption date of February 9, 2018, or fully amortized upon an accelerated date of redemption or conversion, and recorded as a preferred dividend. As a result, approximately $1.1 million of the Discount was amortized and a non-cash preferred dividend was recorded in the first quarter of 2012 and due to the conversion date occurring on April 17, 2012, the remaining $87.3 million of Discount amortization was accelerated to the conversion date and was fully amortized in the second quarter of 2012 as per the guidance of ASC 470. The Discount amortization is reflected as non-cash preferred dividend in the unaudited condensed consolidated statements of operations. In accordance with the guidance in ASC 480, the preferred dividend was charged against additional paid-in capital since no retained earnings were available.

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

Common Stock

        On February 8, 2012 pursuant to the closing of the recapitalization described in Note 2, "Recapitalization," the Company issued 73.3 million shares of the Company's common stock for a purchase price of $275.0 million. Costs incurred of $4.0 million were netted against the proceeds of the common stock and recorded accordingly. In addition, the Company amended its certificate of incorporation to increase the Company's authorized shares of common stock from 33.3 million shares to 336.7 million shares.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

        In early August 2012, in connection with the Merger and the East Texas Acquisition, the Company issued 51.3 million and 20.8 million shares of common stock, respectively. The shares were issued at closing of the transactions as a portion of the consideration of the purchase price. See Note 4, "Acquisitions," for additional discussion on the issuance of common stock in connection with these transactions.

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

Warrants

        In February 2012, in conjunction with the issuance of the 2017 Notes, the Company issued the February 2012 Warrants to purchase 36.7 million shares of the Company's common stock at an exercise price of $4.50 per share of common stock pursuant to the recapitalization described in Note 2, "Recapitalization." The Company allocated $43.6 million to the February 2012 Warrants which is reflected in additional paid-in capital in stockholders' equity, net of $0.6 million in issuance costs. The February 2012 Warrants entitle the holders to exercise the warrants in whole or in part at any time prior to the expiration date of February 8, 2017.

        In August 2012, as part of the Merger, the Company assumed outstanding GeoResources stock warrants. At the date of the Merger 0.6 million warrants were outstanding and converted to 1.2 million Halcón warrants (the August 2012 Warrants). Each GeoResources warrant was converted into an August 2012 Warrant to acquire one share of Halcón common stock (Share Portion) at an exercise price of $8.40 per share of common stock and the right to receive $20 in cash per equivalent assumed share (Cash Portion) at an exercise price of $0.82 per $1.00 received. The August 2012 Warrants will expire on June 9, 2013 and contain substantially the same terms of the original GeoResources warrants with adjustments to the exercise price and addition of the Cash Portion to reflect the impact of the consideration per share from the Merger. These adjustments convert the terms to fundamentally equal what the warrant holders would have received had the warrants been exercised immediately prior to the close of the Merger. Under the terms of the August 2012 Warrants, the warrant holder must exercise the Share Portion and the Cash Portion in tandem. The August 2012 Warrants are reflected as a current liability in the unaudited condensed consolidated balance sheets at March 31, 2013 and December 31, 2012 and are recorded at fair value. Changes in fair value are recognized in "Interest expense and other" in the unaudited condensed consolidated statements of operations.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

Incentive Plan

        On May 8, 2006, the Company's stockholders first approved its 2006 Long-Term Incentive Plan (the Plan). The Company reserved a maximum of 0.8 million shares of its common stock for issuances under the Plan. On May 8, 2008, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 0.8 million to 2.0 million. On May 3, 2010, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2.0 million to 2.5 million. On February 8, 2012, as part of the Recapitalization described in Note 2, "Recapitalization," the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2.5 million to 3.7 million. On May 17, 2012, shareholders approved an amendment and restatement of the Plan to (i) increase the maximum number of shares to be issued under the Plan from 3.7 million to 11.5 million; (ii) extend the effectiveness of the Plan for ten years from the date of approval; and (iii) amend various other provisions of the Plan. During the three months ended March 31, 2013, the Company's Board of Directors approved an increase in authorized shares under the Plan from 11.5 million to 41.5 million, subject to stockholder approval. As of March 31, 2013 and December 31, 2012, a maximum of 0.3 million and 4.4 million shares of common stock, respectively, remained reserved for issuance under the Plan.

        The Company accounts for share-based payment accruals under authoritative guidance on stock compensation, as set forth in ASC Topic 718. The guidance requires all share-based payments to employees and directors, including grants of stock options and restricted stock, to be recognized in the financial statements based on their fair values.

        For the three months ended March 31, 2013 and 2012, the Company recognized $2.3 million and $4.1 million, respectively, of share-based compensation expense as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

Stock Options

        During the three months ended March 31, 2013, the Company granted stock options under the Plan covering 1.5 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $6.36 to $8.23 with a weighted average exercise price of $7.20. These awards typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At March 31, 2013, the unrecognized compensation expense related to stock options totaled $14.4 million and will be recognized on the graded-vesting method over the requisite service periods.

        As discussed above, during the three months ended March 31, 2013, the Company's Board of Directors approved an increase in authorized shares under the Plan from 11.5 million to 41.5 million, subject to stockholder approval. As a result, stock options granted to executive officers and certain other participants covering 4.4 million shares during the three months ended March 31, 2013 are pending stockholder approval on May 23, 2013 because these grants will cause the Company to exceed the limit of shares available under the Plan. These awards are subject to forfeiture in the event that stockholder approval is not obtained, and as such, the Company did not record any expense that would have been associated with the amortization of these awards in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2013.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

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

Restricted Stock

        During the three months ended March 31, 2013, the Company granted 2.8 million shares of restricted stock under the Plan to directors and employees of the Company. These restricted shares were granted at prices ranging from $6.36 to $7.26 with a weighted average price of $7.10. These awards typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant. At March 31, 2013, the Company had $20.1 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.8 years.

        During the three months ended March 31, 2012, the Company incurred compensation expense of $2.6 million primarily from the accelerated vesting of all unvested employee restricted stock shares due to the change in control in the Company resulting from the recapitalization as described in Note 2, "Recapitalization."

Stock Appreciation Rights

        During February 2012, the Company accelerated vesting and exercise of all unvested stock appreciation rights under the Plan (SARs) that were granted in May 2011, due to the change in control of the Company resulting from the recapitalization described in Note 2, "Recapitalization." The Company settled the SARs in cash, resulting in $2.2 million of share-based compensation expense recognized for the three months ended March 31, 2012.

Treasury Stock

        As discussed above, during the three months ended March 31, 2013, the Company granted 2.8 million shares of restricted stock under the Plan to directors and employees of the Company of which 1.2 million shares were issued out of treasury stock. In addition, the Company retired 0.4 million shares from treasury stock representing shares that were repurchased for taxes tendered upon vesting of stock based compensation awards in prior years. As of March 31, 2013, the Company has no issued shares held in treasury.

12. INCOME TAXES

        Under guidance contained in Topic 740 of the ASC, deferred taxes are determined by applying the provisions of enacted tax laws and rates for the jurisdictions in which the Company operates to the estimated future tax effects of the differences between the tax basis of assets and liabilities and their reported amounts in the Company's financial statements. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. At March 31, 2013 and December 31, 2012, the Company analyzed and made no adjustment to the valuation allowance.

        As of March 31, 2013, the Company has calculated an estimated annual tax rate of 37.6%. The estimated annual rate differs from the statutory federal income tax rate primarily due to the estimate of state income taxes for the period and nondeductible interest expense on the 2017 Note issued as part of the Recapitalization in February 2012. Based on the estimated effective annual tax rate, the Company recorded a tax provision of $3.3 million on pre-tax income of $8.8 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, the Company recorded an income tax provision of $5.6 million on a pre-tax loss of $27.7 million, resulting in a negative effective tax rate of 20.2%. The negative tax rate reflected for the three months ended March 31, 2012 is primarily due to a federal income tax limitation on the deductibility of the interest expense on the 2017 Note that was issued as part of the Recapitalization in February 2012.

13. EARNINGS PER COMMON SHARE

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Basic:
Net income (loss) available to common stockholders	$5,465	$(34,424)

Weighted average basic number of common shares outstanding	346,139	68,816

Basic net income (loss) per share of common stock	$0.02	$(0.50)

Diluted:
Net income (loss) available to common stockholders	$5,465	$(34,424)

Weighted average basic number of common shares outstanding	346,139	68,816
Common stock equivalent shares representing shares issuable upon exercise of stock options	Anti-dilutive	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of warrants	14,411	Anti-dilutive
Common stock equivalent shares representing shares included upon vesting of restricted shares	1,255	Anti-dilutive
Common stock equivalent shares representing shares issuable upon conversion of debt or preferred stock	21,760	Anti-dilutive

Weighted average diluted number of common shares outstanding	383,565	68,816

Diluted net income (loss) per share of common stock	$0.01	$(0.50)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EARNINGS PER COMMON SHARE (Continued)

        Common stock equivalents, including stock options, warrants, and convertible debt, totaling 70.6 million shares were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive for the three months ended March 31, 2013. Common stock equivalents of stock options, preferred stock, warrants and the 2017 Note were not included in the computations of diluted earnings per share of common stock for the three months ended March 31, 2012, as the effect would have been anti-dilutive due to the net loss.

14. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
	(In thousands)
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$162,844	$143,794
Joint interest accounts	157,857	112,943
Affiliated partnerships	770	475
Other	2,201	5,597

	$323,672	$262,809

Prepaids and other:
Prepaid	$3,040	$3,690
Other	16	3,001

	$3,056	$6,691

Accounts payable and accrued liabilities:
Trade payables	$99,671	$125,070
Accrued oil and natural gas capital costs	431,199	303,489
Revenues and royalties payable	89,518	93,072
Accrued interest expense	64,783	45,201
Accrued income taxes payable	1,483	130
Accrued employee compensation	9,320	12,375
Drilling advances from partners	8,189	8,840
Accounts payable to affiliated partnerships	433	822
Other	1,962	1,552

	$706,558	$590,551

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the three months ended March 31, 2013 and 2012 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2012.

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Overview

        We are an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. We were incorporated in Delaware on February 5, 2004 and were recapitalized on February 8, 2012. Historically, our producing properties have been located in basins with long histories of oil and natural gas operations. During 2012, we focused our efforts on the acquisition of unevaluated leasehold and producing properties in selected prospect areas. We now have an extensive drilling inventory in multiple basins that we believe allows for multiple years of profitable production growth and provides us with broad flexibility to direct our capital resources to projects with the greatest potential returns.

        Our oil and natural gas assets consist of a combination of undeveloped acreage positions in unconventional liquids-rich basins/fields and mature liquids-weighted reserves and production in more conventional basins/fields. We have mature oil and natural gas reserves located primarily in Texas, North Dakota, Louisiana, Oklahoma and Montana. We have acquired acreage and may acquire additional acreage in the Utica / Point Pleasant formations in Ohio and Pennsylvania, the Woodbine formation in East Texas, the Eagle Ford formation in East Texas, the Bakken / Three Forks formations in North Dakota and Montana, the Tuscaloosa Marine Shale formation in Louisiana, the Midway / Navarro formations in Southeast Texas and the Wilcox formation in Texas and Louisiana as well as several other undisclosed locations.

        Our average daily oil and natural gas production increased 542% in the first three months of 2013 compared to the same period in the prior year. During the first three months of 2013, we averaged 26,022 barrels of oil equivalent (Boe) per day compared to average daily production of 4,055 Boe per day during the first three months of 2012. The increase in production compared to the prior year period was driven primarily by the acquisitions of GeoResources, Inc. (GeoResources), the East Texas Assets and the Williston Basin Assets. The acquisitions of GeoResources, the East Texas Assets and the Williston Basin Assets combined to contribute approximately 21,200 Boe per day of the increase. During the first three months of 2013, we participated in the drilling of 53 gross (13.7 net) wells of which 52 gross (12.7 net) wells were completed and capable of production, and one gross (1.0 net) well was a dry hole.

Recent Developments

Issuance of Additional 2021 Notes

        On January 14, 2013, we issued an additional $600 million aggregate principal amount of our 8.875% senior notes due 2021 at a price to the initial purchasers of 105% of par. The net proceeds from the sale of the additional 2021 Notes of approximately $619.5 million (after the initial purchasers' premiums, commissions and offering expenses) were used to repay all of the outstanding borrowings under our Senior Credit Agreement and for general corporate purposes, including funding a portion of our 2013 capital expenditures program. These notes were issued as "additional notes" under the indenture governing our 2021 Notes and pursuant to which we had previously issued $750 million aggregate principal amount of 2021 Notes in November 2012, and under the indenture are treated as a single series with substantially identical terms as the 2021 Notes previously issued. There was no borrowing base reduction to our Senior Credit Agreement as a result of the issuance of the additional 2021 Notes. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, "Long-Term Debt" for additional information on the 2021 Notes.

Second Amendment to the Senior Credit Agreement

        On January 25, 2013, we entered into the Second Amendment to Senior Credit Agreement (the Second Amendment) by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders signatory thereto. The Second Amendment amends the Senior Credit Agreement with respect to our ability to enter into certain commodity hedging agreements. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, "Long-Term Debt" for additional information on the Second Amendment.

Third Amendment to the Senior Credit Agreement

        On April 26, 2013, we entered into the Third Amendment to Senior Credit Agreement (the Third Amendment) by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders signatory thereto, which amends the Senior Credit Agreement in order to provide, among other things, additional flexibility under certain affirmative and negative covenants. Also on April 26, 2013, the lenders reaffirmed our current borrowing base of $850.0 million under the Senior Credit Agreement.

Capital Resources and Liquidity

        The proceeds provided by our recent financing activities have enabled us to increase our focus on expanding our leasehold position in liquids-rich resource areas. We have acquired and/or identified several core resource plays for additional leasing, including the Bakken / Three Forks formations in North Dakota, Utica / Point Pleasant formations in Ohio and Pennsylvania, the Woodbine formation in East Texas, and the Eagle Ford formation in East Texas. In addition to our ongoing lease acquisition efforts in our core resource plays, we have identified several new exploratory areas we believe are prospective for oil and liquids-rich hydrocarbons. In the first quarter of 2013, we invested $389.5 million in oil and natural gas capital expenditures. The majority of these expenditures were for acreage in the Utica / Point Pleasant, Bakken, Woodbine and Eagle Ford formations.

        Our near-term capital spending requirements are expected to be funded with cash flows from operations, proceeds from potential non-core asset dispositions, proceeds from potential capital market transactions and borrowings under our Senior Credit Agreement, which has a current borrowing base of $850.0 million. Our borrowing base is redetermined on a semi-annual basis (with us and the lenders each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations) and adjusted based on our oil and natural gas properties, reserves, other indebtedness and other relevant factors. On April 26, 2013, the lenders reaffirmed our current borrowing base of $850.0 million under the Senior Credit Agreement. Our ability to utilize the full amount of our borrowing capacity is influenced by a variety of factors, including redeterminations of our borrowing base, and covenants under our Senior Credit Agreement and our senior unsecured debt indentures. Our Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0. We are subject to additional covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. Additionally, the indentures governing our senior unsecured debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test, the fixed charge coverage ratio test, applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be at least 2.0 to 1.0. The second test allows us to incur additional indebtedness, beyond the limitations of the fixed charge coverage ratio test, as long as this additional debt is incurred under Credit Facilities (as defined in our indentures) and the amount of such additional indebtedness is not more than the greater of a fixed sum of $750 million or 30% of our adjusted consolidated net tangible assets (as defined in all of our indentures), which is determined primarily using discounted future net revenues from proved oil and natural gas reserves as of the end of each year. At March 31, 2013, we had $133.0 million of indebtedness outstanding, $1.3 million of letters of credit outstanding and $715.7 million of borrowing capacity available under the Senior Credit Agreement.

        On April 26, 2013, we entered into the Third Amendment to Senior Credit Agreement (the Third Amendment) by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders signatory thereto, which amends the Senior Credit Agreement in order to provide, among other things, additional flexibility under certain affirmative and negative covenants. Also on April 26, 2013, the lenders reaffirmed our current borrowing base of $850.0 million under the Senior Credit Agreement.

        We strive to maintain financial flexibility while continuing our aggressive drilling plans and evaluating potential acquisitions, and will therefore likely continue to access capital markets (if on acceptable terms) as necessary to, among other things, maintain substantial borrowing capacity under our Senior Credit Agreement, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position and infrastructure projects while sustaining sufficient operating cash levels. Our ability to complete future debt and equity offerings and maintain or increase our borrowing base is subject to a number of variables, including our level of oil and natural gas production, reserves and commodity prices, as well as various economic and market conditions that have historically affected the oil and natural gas industry. If oil and natural gas prices decline for a sustained period of time, our ability to fund our capital expenditures, complete acquisitions, reduce debt, and meet our financial obligations may be materially impacted.

        Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing reserves and production and finding additional reserves. Cash is required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. We therefore continuously monitor our liquidity and the capital markets and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources, acquisition opportunities and drilling successes.

Cash Flow

        Our primary source of cash for the three months ended March 31, 2013 and 2012 was from financing activities. In the first three months of 2013, proceeds from the additional 2021 Notes, borrowings under the Senior Credit Agreement and cash received from operations were offset by cash used in investing activities to fund our drilling program. Operating cash flow fluctuations were substantially driven by changes in commodity prices and changes in our production volumes. Working capital was substantially influenced by these variables. Fluctuation in commodity prices and our overall cash flow may result in an increase or decrease in our future capital expenditures. Prices for oil and natural gas have historically been subject to seasonal fluctuations characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. See Results of Operations below for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash is summarized as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows provided by (used in) operating activities	$55,279	$(9,199)
Cash flows provided by (used in) investing activities	(454,593)	(28,378)
Cash flows provided by (used in) financing activities	397,610	723,311

Net increase (decrease) in cash	$(1,704)	$685,734

        Operating Activities.    Net cash provided by operating activities for the three months ended March 31, 2013 was $55.3 million as compared to cash used in operating activities for the three months ended March 31, 2012 of $9.2 million.

        The $55.3 million of operating cash flows reflects the net income for the three months ended March 31, 2013 of $5.5 million coupled with significant non-cash items, including $81.9 million of depletion, depreciation and accretion and $16.1 million of unrealized losses on derivative contracts which more than offset changes in working capital. Increased production from our recent acquisitions and drilling activities drove a solid increase in revenues, as compared to the prior year period, which outpaced related production costs and higher general and administrative expenses pertaining to additional personnel and infrastructure in support of the rapidly expanding business base, resulting in $32.0 million of income from operations.

        Investing Activities.    The primary driver of cash used in investing activities is capital spending, specifically drilling and completions coupled with the acquisition of unevaluated leaseholds in our targeted areas. Net cash used in investing activities was $454.6 million and $28.4 million for the three months ended March 31, 2013 and 2012, respectively.

        During the first three months of 2013, we incurred cash expenditures of $389.5 million on oil and natural gas capital expenditures. We participated in the drilling of 53 gross (13.7 net) wells of which 52 gross (12.7 net) wells were completed and capable of production and one gross (1.0 net) well was a dry hole. We spent an additional $36.5 million on other operating property and equipment capital expenditures; of which $31.0 million pertained to pipelines and related infrastructure projects and the remainder was spent on leasehold improvements, computers and software primarily in our corporate office in Houston, Texas.

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

        Financing Activities.    Net cash flows provided by financing activities were $397.6 million and $723.3 million for the three months ended March 31, 2013 and 2012, respectively. The primary drivers of cash provided by financing activities are proceeds from the issuance of long-term debt and borrowings under our Senior Credit Agreement partially offset by repayments on our Senior Credit Agreement.

        On January 14, 2013, we completed the issuance of an additional $600 million aggregate principal amount of our 8.875% senior notes due 2021. The net proceeds from the sale of the additional 2021

Notes were approximately $619.5 million (after deducting offering fees and expenses). The net proceeds from this offering were used to repay all of the then outstanding borrowings under our Senior Credit Agreement and for general corporate purposes, including funding a portion of our 2013 capital expenditures program.

        During the first three months of 2012, as discussed in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 2, "Recapitalization," HALRES recapitalized us with a $550.0 million investment structured as the purchase of $275.0 million in new common stock, a $275.0 million five-year 8.0% convertible note and warrants for the purchase of an additional 36.7 million shares of our common stock at an exercise price of $4.50 per share. The convertible note provided $231.4 million cash flow from borrowings and $43.6 million cash flow from warrants issued. Proceeds from the Recapitalization were used to repay the $208.0 million of borrowings under previous credit facilities. In addition, we received $400.0 million, subject to certain adjustments, from the private placement sale of convertible Preferred Stock during March 2012.

Contractual Obligations

        We lease corporate office space in Houston and Plano, Texas; Tulsa, Oklahoma; Denver, Colorado; and Williston, North Dakota as well as a number of other field office locations. Rent expense was approximately $2.5 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. In addition, we have commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment. Early termination of the drilling rig commitments would result in termination penalties approximating $42 million, which would be in lieu of the remaining $68 million of drilling rig commitments as of March 31, 2013. As of March 31, 2013, the amount of office and equipment lease agreements is consistent with the levels at December 31, 2012 disclosed in our Annual Report on Form 10-K, approximating $68.8 million in the aggregate, and containing various expiration dates through 2024.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Three Months Ended March 31, 2013 and 2012

        We reported net income available to common stockholders of $5.5 million and a net loss available to common stockholders of $34.4 million for the three months ended March 31, 2013 and 2012, respectively. The following table summarizes key items of comparison and their related change for the periods indicated.

	Three Months Ended March 31,
In thousands (except per unit and per Boe amounts)	2013	2012	Change
Net income (loss) available to common stockholders	$5,465	$(34,424)	$39,889
Operating revenues:
Oil	180,780	22,997	157,783
Natural gas	5,539	1,668	3,871
Natural gas liquids	3,808	2,169	1,639
Other	530	36	494
Operating expenses:
Production:
Lease operating	25,440	7,501	17,939
Workover and other	1,624	833	791
Taxes other than income	17,436	1,926	15,510
Restructuring	671	104	567
General and administrative:
General and administrative	29,262	16,209	13,053
Share-based compensation	2,335	4,103	(1,768)
Depletion, depreciation and accretion:
Depletion—Full cost	79,891	5,362	74,529
Depreciation—Other	1,071	216	855
Accretion expense	896	401	495
Other income (expenses):
Net gain (loss) on derivative contracts	(18,422)	(4,945)	(13,477)
Interest expense and other, net	(4,850)	(12,997)	8,147
Income tax benefit (provision)	(3,294)	(5,595)	2,301
Production:
Oil—MBbls	1,931	226	1,705
Natural Gas—Mmcf	1,811	615	1,196
Natural gas liquids—MBbls	109	40	69
Total MBoe(1)	2,342	369	1,973
Average daily production—Boe(1)	26,022	4,055	21,967
Average price per unit(2):
Oil price—Bbl	$93.62	$101.76	$(8.14)
Natural gas price—Mcf	3.06	2.71	0.35
Natural gas liquids price—Bbl	34.94	54.23	(19.29)
Total per Boe(1)	81.18	72.72	8.46
Average cost per Boe:
Production:
Lease operating	$10.86	$20.33	$(9.47)
Workover and other	0.69	2.26	(1.57)
Taxes other than income	7.44	5.22	2.22
Restructuring	0.29	0.28	0.01
General and administrative:
General and administrative	12.49	43.93	(31.44)
Share-based compensation	1.00	11.12	(10.12)
Depletion	34.11	14.53	19.58

(1)
Natural gas reserves are converted to oil reserves using a ratio of six Mcf to one Bbl of oil. This ratio does not assume price equivalency and, given price differentials, the price for a barrel of oil equivalent for natural gas may differ significantly from the price for a barrel of oil.

(2)
Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

        For the three months ended March 31, 2013, oil, natural gas and natural gas liquids revenues increased $163.3 million from the same period in 2012. The increase was primarily due to an increase in production volumes resulting from the GeoResources Merger, the East Texas Assets acquisition and the Williston Basin Assets acquisition, which collectively accounted for an increase of approximately 21,200 Boe per day in production and $157.2 million of incremental revenues. Realized average prices per Boe increased $8.46 to $81.18 per Boe.

        Lease operating expenses increased $17.9 million for the three months ended March 31, 2013, primarily due to $14.8 million of costs incurred on our newly acquired assets. The remaining increases are due to higher power costs, service costs and repairs. Lease operating expenses were $10.86 per Boe for the first quarter of 2013 compared to $20.33 per Boe for the same period in 2012. The decrease per Boe is due to a lower rate per Boe on the recently acquired properties and cost saving measures we have implemented.

        Workover expenses increased $0.8 million for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to $1.3 million of expenses associated with our recently acquired assets. This increase was partially offset by decreased workover expenses on our existing properties.

        Taxes other than income increased $15.5 million for the three months ended March 31, 2013 as compared to the same period in 2012 primarily due to $15.0 million of taxes associated with our recently acquired properties. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. On a per unit basis, taxes other than income were $7.44 per Boe and $5.22 per Boe for the three months ended March 31, 2013 and 2012, respectively.

        In March 2012, we announced our intention to close the Plano, Texas office and began the process of relocating key administrative functions to our corporate headquarters in Houston, Texas (the Restructuring). As part of the Restructuring, we offered certain severance and retention benefits to affected employees. We incurred $0.7 million and $0.1 million in costs associated with the Restructuring for the three months ended March 31, 2013 and 2012, respectively.

        General and administrative expense for the three months ended March 31, 2013 increased $13.1 million to $29.3 million as compared to the same period in 2012. The increase in general and administrative expenses is attributable to increases in payroll and related employee benefit costs of $5.1 million, office related expenses of $3.9 million and professional fees of $2.5 million, in support of the expanding business base and increased corporate activities subsequent to the Recapitalization.

        Share-based compensation expense for the three months ended March 31, 2013 was $2.3 million, a decrease of $1.8 million compared to the same period in 2012. In 2012, we incurred approximately $4.3 million for the accelerated vesting of restricted stock awards and stock appreciation rights resulting from the change in control that occurred due to the Recapitalization in February 2012.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume as of the beginning of the period for the evaluated properties. Depletion expense increased $74.5 million to $79.9 million for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to a higher depletion rate per Boe and increased production. On a per unit basis, depletion expense was $34.11 per Boe for the three months ended March 31, 2013 compared to $14.53 per Boe for the three months ended March 31, 2012. The increase in depletion expense and the depletion rate per Boe is primarily due to the GeoResources Merger, the East Texas Assets acquisition and the Williston Basin Assets acquisitions during the third and fourth quarters of 2012.

        Accretion expense is a function of changes in the discounted asset retirement obligation liability from period to period. We recorded accretion expense of $0.9 million for the three months ended March 31, 2013, compared to $0.4 million for the same period in 2012.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. We have also, in the past, entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At March 31, 2013, we had a $3.7 million derivative asset, $2.2 million of which was classified as current, and we had a $24.8 million derivative liability, of which $22.3 million was classified as current. We recorded a net derivative loss of $18.4 million ($16.8 million net unrealized loss and $1.6 million net realized loss on settled contracts and premium costs) for the three months ended March 31, 2013 compared to a net derivative loss of $4.9 million (all of which was unrealized), in the same period in 2012.

        Interest expense decreased $8.1 million for the three months ended March 31, 2013 from the same period in 2012. Capitalized interest for the three months ended March 31, 2013 and 2012 was $52.8 million and $0.1 million, respectively. This increase in capitalized interest resulted from the significant increase in our unevaluated properties since March 31, 2012. Interest expense subject to capitalization increased to $57.4 million in the three months ended March 31, 2013 from $13.1 million in the comparable prior year period. The increase in interest subject to capitalization is attributed to the 2020 Notes and the 2021 Notes, which were issued subsequent to March 31, 2012.

        As of March 31, 2013, we have calculated an estimated annual tax rate of 37.6%. The estimated annual rate differs from the statutory federal income tax rate primarily due to the estimate of state income taxes for the period and nondeductible interest expense on the 2017 Note issued as part of the Recapitalization in February 2012. Based on the estimated effective annual tax rate, we recorded a tax provision of $3.3 million on pre-tax income of $8.8 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, we recorded an income tax provision of $5.6 million on a pre-tax loss of $27.7 million, resulting in a negative effective tax rate of 20.2%. The negative tax rate reflected for the three months ended March 31, 2012 is primarily due to a federal income tax limitation on the deductibility of the interest expense on the 2017 Note that was issued as part of the Recapitalization in February 2012.

Recently Issued Accounting Pronouncements

        We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation."

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

        We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. Each of the counterparties to our derivative contracts is a lender or an affiliate of a lender in our Senior Credit Agreement. We did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement. Please refer to Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 8, "Derivative and Hedging Activities" for additional information.

        We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Historically, we entered into interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At March 31, 2013, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

        We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Please refer to Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 8, "Derivative and Hedging Activities" for additional information.

Fair Market Value of Financial Instruments

        The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, "Fair Value Measurements" for additional information.

Interest Rate Sensitivity

        We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and ABR based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

        At March 31, 2013, total long-term debt was $2.5 billion, excluding the current portion, of which approximately 95% bears interest at a weighted average fixed interest rate of 9.0% per year. The remaining 5% of our total debt balance at March 31, 2013 bears interest at floating or market interest rates that, at our option, are tied to prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At March 31, 2013, the weighted average interest rate on our variable rate debt was 2.2% per year. If the balance of our variable rate debt at March 31, 2013 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.1 million per quarter.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2013. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of our business. While the outcome and impact of currently pending legal proceedings cannot be determined, our management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material effect on our consolidated operating results, financial position or cash flows.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and the Use of Proceeds

        None.

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

3.1	Amended and Restated Certificate of Incorporation of RAM Energy Resources, Inc. dated February 8, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 9, 2012).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation, effective as of February 10, 2012 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed February 9, 2012).

3.3	Certificate of Designation, Preferences, Rights and Limitations of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation dated March 2, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed March 5, 2012).

3.4	Certificate of Elimination of 8% Automatically Convertible Preferred Stock dated November 30, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 4, 2012).

3.5	Certificate of Designation, Preferences, Rights and Limitations of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation dated December 5, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 11, 2012).

3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation dated January 17, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 23, 2013).

3.7	Fourth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed November 6, 2012).

4.1	Convertible Promissory Note dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed February 9, 2012).

4.2	Warrant Certificate dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed February 9, 2012).

4.3	Registration Rights Agreement dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed February 9, 2012).

4.4	Indenture dated as of July 16, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 9.75% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed July 17, 2012).

4.5	Registration Rights Agreement dated July 16, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed July 17, 2012).

4.6	First Supplemental Indenture dated as of August 1, 2012, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 2, 2012).

4.7	Second Supplemental Indenture dated as of August 1, 2012, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed August 2, 2012).

4.8	Registration Rights Agreement dated as of August 1, 2012, among CH4 Energy II, LLC, PetroMax Leon, LLC and Petro Texas LLC and Halcón Resources Corporation (subsequently joined by U.S. King King LLC) (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 7, 2012).

4.9	Registration Rights Agreement dated March 5, 2012, between Halcón Resources Corporation and Barclays Capital, Inc. as lead placement agent for the benefit of the initial holders named therein (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 5, 2012).

4.10	Registration Rights Agreement dated as of November 6, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed November 7, 2012).

4.11	Indenture dated as of November 6, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 8.875% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 7, 2012).

4.12	First Supplemental Indenture dated December 6, 2012, among Halcón Williston I, LLC and Halcón Williston II, LLC, the existing guarantors, Halcón Resources Corporation, the parties named therein as subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 8.875% senior notes due 2021 (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed December 11, 2012).

4.13	Third Supplemental Indenture dated December 6, 2012, among Halcón Resources Corporation and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed December 11, 2012).

4.14	Registration Rights Agreement dated December 6, 2012, between Halcón Resources Corporation and Petro-Hunt Holdings LLC and Pillar Holdings LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed December 11, 2012).

4.15	First Amendment to Registration Rights Agreement dated December 6, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed December 11, 2012).

4.16	Registration Rights Agreement, dated as of January 14, 2013, between Halcón Resources Corporation and Wells Fargo Securities, LLC, on behalf of the initial purchasers named therein (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed January 15, 2013).

10.1		Second Amendment to Senior Revolving Credit Agreement, dated as of January 25, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 30, 2013).

10.2	*	Third Amendment to Senior Revolving Credit Agreement, dated as of April 26, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.3		Purchase Agreement, dated January 9, 2013, among Halcón Resources Corporation, the subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 15, 2013).

10.4	†	Halcón Resources Corporation First Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K filed March 4, 2013).

12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1	*	Sarbanes-Oxley Section 302 certification of our Principal Executive Officer

31.2	*	Sarbanes-Oxley Section 302 certification of our Principal Financial Officer

32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached hereto.

†
Indicates management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HALCÓN RESOURCES CORPORATION
May 2, 2013	By:	/s/ FLOYD C. WILSON
		Name:	Floyd C. Wilson
		Title:	Chairman of the Board and Chief Executive Officer
May 2, 2013	By:	/s/ MARK J. MIZE
		Name:	Mark J. Mize
		Title:	Executive Vice President, Chief Financial Officer and Treasurer
May 2, 2013	By:	/s/ JOSEPH S. RINANDO, III
		Name:	Joseph S. Rinando, III
		Title:	Vice President and Chief Accounting Officer