Form 10-Q
period 2013-06-30
HALCON RESOURCES CORP
filed 2013-08-01
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

        At July 25, 2013, 370,089,663 shares of the Registrant's Common Stock were outstanding.

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

  •
  we have substantial indebtedness and may incur more debt, subject to any borrowing limitations; higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business;

  •
  our ability to successfully develop our large inventory of undeveloped acreage in our resource plays;

  •
  access to and availability of water and other treatment materials to carry out planned fracture stimulations in our resource plays;

  •
  access to adequate gathering systems and transportation take-away capacity to move our production to market and marketing outlets to sell our production at market prices which is necessary to fully execute our capital program;

  •
  our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop our undeveloped acreage positions;

  •
  volatility in commodity prices for oil and natural gas;

  •
  our ability to replace oil and natural gas reserves;

  •
  the presence or recoverability of estimated oil and natural gas reserves and actual future production rates and associated costs;

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

  •
  social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, such as the Middle East, and acts of terrorism or sabotage;

  •
  other economic, competitive, governmental, regulatory, legislative, including federal, state and tribal regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or pricing;

  •
  the insurance coverage maintained by us may not adequately cover all losses that may be sustained in connection with all oil and natural gas activities;

  •
  title to the properties in which we have an interest may be impaired by title defects;

  •
  senior management's ability to execute our plans to meet our goals; and

  •
  our dependency on the skill, ability and decisions of third party operators of the oil and natural gas properties in which we have a non-operated working interest.

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$202,490	$20,383	$383,317	$43,380
Natural gas	6,845	1,270	12,514	2,957
Natural gas liquids	4,254	1,653	8,082	3,850

Total oil, natural gas and natural gas liquids sales	213,589	23,306	403,913	50,187
Other	754	35	1,284	71

Total operating revenues	214,343	23,341	405,197	50,258

Operating expenses:
Production:
Lease operating	31,833	8,303	57,137	15,916
Workover and other	623	540	2,247	1,261
Taxes other than income	18,567	1,908	36,003	3,834
Gathering and other	2,802	60	3,135	107
Restructuring	(164)	903	507	1,007
General and administrative	33,526	12,891	65,123	33,203
Depletion, depreciation and accretion	95,315	5,956	177,173	11,935

Total operating expenses	182,502	30,561	341,325	67,263

Income (loss) from operations	31,841	(7,220)	63,872	(17,005)
Other income (expenses):
Interest expense and other, net	(5,732)	(4,179)	(10,582)	(17,176)
Net gain (loss) on derivative contracts	34,100	13,671	15,678	8,726

Total other income (expenses)	28,368	9,492	5,096	(8,450)

Income (loss) before income taxes	60,209	2,272	68,968	(25,455)
Income tax benefit (provision)	(23,121)	5,387	(26,415)	(208)

Net income (loss)	37,088	7,659	42,553	(25,663)
Non-cash preferred dividend	—	(87,343)	—	(88,445)
Series A preferred dividends	(716)	—	(716)	—

Net income (loss) available to common stockholders	$36,372	$(79,684)	$41,837	$(114,108)

Net income (loss) per share of common stock:
Basic	$0.10	$(0.59)	$0.12	$(1.11)

Diluted	$0.08	$(0.59)	$0.11	$(1.11)

Weighted average common shares outstanding:
Basic	366,712	136,066	356,482	102,441

Diluted	441,145	136,066	412,412	102,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Current assets:
Cash	$3,061	$2,506
Accounts receivable	264,216	262,809
Receivables from derivative contracts	9,336	7,428
Current portion of deferred income taxes	—	5,307
Inventory	6,581	3,116
Prepaids and other	12,968	6,691

Total current assets	296,162	287,857

Oil and natural gas properties (full cost method):
Evaluated	3,843,579	2,669,245
Unevaluated	2,307,887	2,326,598

Gross oil and natural gas properties	6,151,466	4,995,843
Less—accumulated depletion	(761,013)	(588,207)

Net oil and natural gas properties	5,390,453	4,407,636

Other operating property and equipment:
Gas gathering and other operating assets	142,436	59,748
Less—accumulated depreciation	(10,537)	(8,119)

Net other operating property and equipment	131,899	51,629

Other noncurrent assets:
Goodwill	228,800	227,762
Receivables from derivative contracts	11,299	371
Debt issuance costs, net of amortization	59,294	51,609
Equity in oil and natural gas partnerships	11,059	11,137
Funds in escrow	847	2,090
Other	37,132	934

Total assets	$6,166,945	$5,041,025

Current liabilities:
Accounts payable and accrued liabilities	$705,817	$590,551
Liabilities from derivative contracts	5,198	10,429
Current portion of deferred income taxes	764	—
Asset retirement obligations	2,923	2,319
Promissory notes	—	74,669

Total current liabilities	714,702	677,968

Long-term debt	2,713,947	2,034,498
Other noncurrent liabilities:
Liabilities from derivative contracts	—	2,461
Asset retirement obligations	79,428	72,813
Deferred income taxes	173,258	160,055
Other	3,785	10
Commitments and contingencies (Note 10)
Mezzanine equity:
Preferred stock: 1,000,000 shares of $0.0001 par value authorized; none and 10,880 shares of 8% Automatically Convertible, issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	695,238
Stockholders' equity:
Preferred stock: 1,000,000 shares of $0.0001 par value authorized; 345,000 and none shares of 5.75% Cumulative Perpetual Convertible, Series A, issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Common stock: 670,000,000 and 336,666,666 shares of $0.0001 par value authorized; 370,077,763 and 259,802,377 shares issued; 370,077,763 and 258,152,468 outstanding at June 30, 2013 and December 31, 2012, respectively	37	26
Additional paid-in capital	2,713,698	1,681,717
Treasury stock: none and 1,649,909 shares at June 30, 2013 and December 31, 2012, respectively, at cost	—	(9,298)
Accumulated deficit	(231,910)	(274,463)

Total stockholders' equity	2,481,825	1,397,982

Total liabilities and stockholders' equity	$6,166,945	$5,041,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Preferred Stock		Common Stock			Treasury Stock
					Additional Paid-In Capital			Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2011	—	$—	27,695	$3	$229,414	1,450	$(7,159)	$(220,578)	$1,680
Warrants issued	—	—	—	—	43,590	—	—	—	43,590
Sale of common stock	—	—	115,232	11	568,989	—	—	—	569,000
Reverse-stock-split rounding	—	—	4	—	—	—	—	—	—
Sale of preferred stock	4	311,556	—	—	—	—	—	—	311,556
Preferred stock conversion	(4)	(385,476)	44,445	5	385,471	—	—	—	—
Offering costs	—	(14,525)	—	—	(5,078)	—	—	—	(19,603)
Common stock issuance	—	—	72,114	7	452,032	—	—	—	452,039
Net loss	—	—	—	—	—	—	—	(53,885)	(53,885)
Preferred beneficial conversion feature	—	—	—	—	88,445	—	—	—	88,445
Non-cash preferred dividend	—	88,445	—	—	(88,445)	—	—	—	—
Long-term incentive plan grants	—	—	312	—	—	—	—	—	—
Repurchase of stock	—	—	—	—	—	200	(2,139)	—	(2,139)
Share-based compensation	—	—	—	—	7,299	—	—	—	7,299

Balances at December 31, 2012	—	$—	259,802	$26	$1,681,717	1,650	$(9,298)	$(274,463)	$1,397,982
Net income	—	—	—	—	—	—	—	42,553	42,553
Preferred stock conversion	—	—	108,801	11	695,227	—	—	—	695,238
Sale of Series A preferred stock	345	—	—	—	345,000	—	—	—	345,000
Offering costs	—	—	—	—	(9,658)	—	—	—	(9,658)
Long-term incentive plan grants	—	—	3,218	—	—	—	—	—	—
Long-term incentive plan forfeitures	—	—	(94)	—	—	—	—	—	—
Retirement of shares in treasury	—	—	(442)	—	(2,492)	(442)	2,492	—	—
Long-term incentive plan grants issued out of treasury	—	—	(1,208)	—	(6,806)	(1,208)	6,806	—	—
Share-based compensation	—	—	—	—	10,710	—	—	—	10,710

Balances at June 30, 2013	345	$—	370,077	$37	$2,713,698	—	$—	$(231,910)	$2,481,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$42,553	$(25,663)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	177,173	11,935
Deferred income tax provision (benefit)	21,305	136
Share-based compensation, net	6,975	2,465
Unrealized loss (gain) on derivative contracts	(19,139)	(8,036)
Amortization and write-off of deferred loan costs	508	6,299
Non-cash interest and amortization of discount and premium	1,054	7,733
Other income	(2,912)	(17)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(52,686)	948
Inventory	(768)	(167)
Prepaids and other	(5,438)	(1,841)
Accounts payable and accrued liabilities	61,265	3,500

Net cash provided by (used in) operating activities	229,890	(2,708)

Cash flows from investing activities:
Oil and natural gas capital expenditures	(1,024,488)	(468,197)
Other operating property and equipment capital expenditures	(80,718)	(3,573)
Acquisition of Williston Basin Assets	(29,739)	—
Funds held in escrow and other	(30,805)	(29,039)

Net cash used in investing activities	(1,165,750)	(500,809)

Cash flows from financing activities:
Proceeds from borrowings	1,528,000	237,410
Repayments of borrowings	(915,400)	(208,000)
Debt issuance costs	(11,527)	(5,053)
Offering costs	(9,658)	(18,133)
Common stock repurchased	—	(2,139)
Series A preferred stock issued	345,000	—
Preferred stock issued	—	311,556
Preferred beneficial conversion feature	—	88,445
Common stock issued	—	275,000
Warrants issued	—	43,590

Net cash provided by financing activities	936,415	722,676

Net increase (decrease) in cash	555	219,159
Cash at beginning of period	2,506	49

Cash at end of period	$3,061	$219,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

Basis of Presentation and Principles of Consolidation

        Halcón Resources Corporation (Halcón or the Company) is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich assets in the United States. The unaudited condensed consolidated financial statements include the accounts of all majority owned, controlled subsidiaries. The Company operates in one segment which focuses on oil and natural gas acquisition, production, exploration and development. The Company's oil and natural gas properties are managed as a whole rather than through discrete operating areas. Operational information is tracked by operating area; however, financial performance is assessed as a whole. Allocation of capital is made across the Company's entire portfolio without regard to operating area. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Halcón follows the accounting policies disclosed in its 2012 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC). Please refer to the footnotes in the 2012 Annual Report on Form 10-K when reviewing interim financial results.

        As discussed in Item 8. Consolidated Financial Statements and Supplementary Data—Note 2, "Corrections of Immaterial Errors," to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the consolidated balance sheet as of December 31, 2011 was restated to reflect the correction of $4.3 million of tax basis adjustments to "Oil and natural gas properties" and "Deferred income taxes" for periods prior to January 1, 2007, and as such, the accumulated deficit and stockholders' equity balances of $242.0 million and $680.9 million, respectively, reported on the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2012 have been adjusted to $246.3 million and $676.6 million, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. There are no significant allowances for doubtful accounts as of June 30, 2013 or December 31, 2012.

Other Operating Property and Equipment

        Gas gathering systems and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a 30-year estimated useful life. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life of an asset or productive capacity are capitalized and depreciated over the estimated remaining useful life of the asset. The Company has capitalized $112.0 million and $39.9 million as of June 30, 2013 and December 31, 2012, respectively, related to the construction of its gas gathering systems.

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

        The Company reviews its gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires the Company to evaluate gas gathering systems and equipment and other operating assets for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from its undiscounted cash

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of its gas gathering systems and other operating assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

Goodwill

        Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. ASC 350, Intangibles—Goodwill and Other (ASC 350) requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if events occur or circumstances change that could potentially result in impairment. The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. However, the Company has only one reporting unit. The Company's goodwill relates to its acquisition of GeoResources. Refer to Note 4, "Acquisitions" for more details regarding the Merger between the Company and GeoResources. The Company will perform its goodwill impairment test annually as of July 1, beginning in the third quarter of 2013, or more often if circumstances require.

Recently Issued Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), which enhances disclosures by requiring an entity to disclose information about netting arrangements, including rights of offset, to enable users of its financial statements to understand the effect of those arrangements on its financial position. This pronouncement was issued to facilitate comparison between financial statements prepared on the basis of accounting principles generally accepted in the United States and International Financial Reporting Standards. In addition, in January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01), which requires clarification of the specific instruments that should be considered in the offsetting disclosures. These updates are effective for annual and interim reporting periods beginning on or after January 1, 2013 and are to be applied retroactively for all comparative periods presented. The adoption of ASU 2011-11 and ASU 2013-01 resulted in new disclosures related to the Company's derivative activities. See further information at Note 8, "Derivative and Hedging Activities."

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

        In February 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

carryforward exists. This pronouncement should be applied prospectively to all unrecognized tax benefits that exist at the effective date and retrospective application is permitted. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on its operating results and financial position.

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

3. RESTRUCTURING

        In March 2012, the Company announced its intention to close its Plano, Texas office and begin the process of relocating key administrative functions to Houston, Texas (the Restructuring). As part of the Restructuring, the Company offered certain severance and retention benefits, collectively known as the Severance Program, to the affected employees. The total expense of the Severance Program was approximately $2.9 million and related costs were recognized as restructuring expense over the requisite service periods through May 2013, as applicable. Following is a reconciliation of the beginning and ending liability balance.

Severance Program
(In thousands)
Ending balance, December 31, 2012	$2,131
Severance and retention payments	(2,627)
Increase in accrual	496

Ending balance, June 30, 2013	$—

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS

Williston Basin Assets

        On December 6, 2012, the Company completed the acquisition of two wholly-owned subsidiaries of Petro-Hunt Holdings, LLC and Pillar Holdings, LLC (the Petro-Hunt Parties), which owned acreage prospective for the Bakken / Three Forks formations located in North Dakota, in Williams, Montrail, McKenzie and Dunn counties (the Williston Basin Assets). The Company completed the acquisition of the Williston Basin Assets for total consideration of approximately $1.5 billion, consisting of approximately $785.8 million in cash and approximately 10,880 shares of the Company's preferred stock that automatically converted into 108.8 million shares of Halcón common stock on January 18, 2013 (equivalent to a conversion price of approximately $7.45 per share of Halcón common stock based on the liquidation preference), following stockholder approval of such conversion and an amendment to Halcón's certificate of incorporation to increase the number of shares of common stock that Halcón is authorized to issue (the Williston Basin Acquisition). The Williston Basin Acquisition significantly expanded the Company's presence in North Dakota, adding undeveloped acreage, oil and natural gas reserves and production to its existing asset base and operations in this area.

        The transaction had an effective date of June 1, 2012 and was subject to customary closing conditions, as well as the execution and delivery of certain other agreements, including a registration rights agreement. Under the terms of the registration rights agreement, as amended, Halcón agreed to file with the SEC on or before October 2, 2013, a shelf registration statement covering resales of the 108.8 million shares of Halcón common stock issued as partial consideration in the Williston Basin Acquisition and use commercially reasonable efforts to cause the registration statement to be declared effective as soon as reasonably practicable after the registration statement is filed.

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

East Texas Assets

        In August 2012, the Company completed the acquisition of oil and gas leaseholds in East Texas (the East Texas Assets) from CH4 Energy II, LLC, PetroMax Leon, LLC, Petro Texas LLC, King King LLC and several other selling parties for total consideration of $426.8 million comprised of $296.1 million in cash and 20.8 million shares of the Company's common stock (the East Texas Acquisition). The effective date of the East Texas Acquisition was April 1, 2012. The East Texas

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

Acquisition expanded the Company's presence in East Texas, adding oil and natural gas reserves and production to its existing asset base in this area.

Pro Forma Impact of Acquisitions (Unaudited)

        As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the acquisitions of the Williston Basin Assets and the East Texas Assets, as well as the Merger were accounted for as business combinations in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Certain assets and liabilities may be adjusted as additional information is obtained, but no later than one year from the respective acquisition dates. The purchase prices for the Williston Basin Assets, the East Texas Assets and the Merger are still preliminary due to the use of estimates based on information that was available to management. During the six months ended June 30, 2013, there were no adjustments to the purchase price of the East Texas Assets; however, there were minor adjustments to the respective purchase prices of GeoResources and the Williston Basin Assets related to accruals, settlements and working capital changes as a result of better information obtained during the period.

        The following unaudited pro forma combined results of operations are provided for the three and six months ended June 30, 2012 as though the Merger, the East Texas Acquisition and the Williston Basin Acquisition had been completed as of the beginning of the comparable prior annual reporting period, or January 1, 2011. The pro forma combined results of operations for the three and six months ended June 30, 2012 have been prepared by adjusting the historical results of the Company to include the historical results of GeoResources, the East Texas Assets and the Williston Basin Assets. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the period presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Merger, the East Texas Acquisition and the Williston Basin Acquisition, or any estimated costs that will be incurred to integrate GeoResources, the Williston Basin Assets and the East Texas Assets. Future results may vary significantly from the results reflected in this unaudited pro forma financial information because of future events and transactions, as well as other factors.

        The Company's historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Merger, the East Texas Acquisition and the Williston Basin Acquisition, and that were factually supportable. Adjustments and assumptions made for this pro forma calculation are consistent with those used in the Company's annual pro forma information, as more fully described in Item 8. Consolidated Financial Statements and Supplementary Data—Note 5,

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

"Acquisitions and Divestitures" to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

(In thousands, except per share amounts)	Three Months Ended June 30, 2012 (Unaudited)	Six Months Ended June 30, 2012 (Unaudited)
Revenue	$151,738	$278,315
Net income	49,234	30,494
Loss available to Halcón common stockholders	(38,109)	(57,951)
Pro forma net loss per common share:
Basic	$(0.12)	$(0.20)
Diluted	$(0.12)	$(0.20)

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

        Investments in unevaluated oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress, qualify for interest capitalization. The capitalized interest is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred that are excluded from the full cost pool; however, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the unaudited condensed consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. For the three and six months ended June 30, 2013, the Company capitalized interest costs of $53.5 million and $106.4 million, respectively. For the three and six months ended June 30, 2012, the Company capitalized interest costs of $3.3 million and $3.4 million, respectively.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. OIL AND NATURAL GAS PROPERTIES (Continued)

        At June 30, 2013 the ceiling test value of the Company's reserves was calculated based on the first day average of the 12-months ended June 30, 2013 of the West Texas Intermediate (WTI) spot price of $91.60 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first day average of the 12-months ended June 30, 2013 of the Henry Hub price of $3.45 per million British thermal units (Mmbtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at June 30, 2013 did not exceed the ceiling amount. Changes in production rates, levels of reserves, future development costs, and other factors will determine the Company's actual ceiling test calculation and impairment analyses in future periods.

        At June 30, 2012 the ceiling test value of the Company's reserves was calculated based on the first day average of the 12-months ended June 30, 2012 of the WTI spot price of $95.67 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first day average of the 12-months ended June 30, 2012 of the Henry Hub price of $3.15 per Mmbtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at June 30, 2012 did not exceed the ceiling amount.

6. LONG-TERM DEBT

        Long-term debt as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012(1)
	(In thousands)
Senior revolving credit facility	$343,000	$298,000
8.875% $1.35 billion senior notes(2)	1,373,429	744,421
9.75% $750 million senior notes(3)	740,669	740,232
8.0% $275 million convertible note(4)	255,460	251,845
Deferred premiums on derivative contracts	1,389	—

	$2,713,947	$2,034,498

(1)
Table excludes $74.7 million of promissory notes which were classified as current at December 31, 2012.

(2)
Amount is net of a $5.4 million and a $5.6 million unamortized discount at June 30, 2013 and December 31, 2012, respectively, related to the issuance of the original 2021 Notes. On January 14, 2013, the Company completed the issuance of an additional $600 million of its 2021 Notes. The unamortized premium related to these additional 2021 Notes was approximately $28.8 million at June 30, 2013. See "8.875% Senior Notes" below for more details.

(3)
Amount is net of a $9.3 million and a $9.8 million unamortized discount at June 30, 2013 and December 31, 2012, respectively. See "9.75% Senior Notes" below for more details.

(4)
Amount is net of a $34.2 million and a $37.8 million unamortized discount at June 30, 2013 and December 31, 2012, respectively. See "8.0% Convertible Note" below for more details.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

Senior Revolving Credit Facility

        In connection with the closing of the Recapitalization, discussed in Note 2, "Recapitalization," the Company entered into a senior secured revolving credit agreement (the Senior Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto on February 8, 2012. The Senior Credit Agreement provides for a $1.5 billion facility with a current borrowing base of $810.0 million. Amounts borrowed under the Senior Credit Agreement will mature on February 8, 2017. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The borrowing base is subject to a reduction equal to the product of 0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any future notes or other long-term debt securities that the Company may issue. Funds advanced under the Senior Credit Agreement may be paid down and re-borrowed during the five-year term of the revolver. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 0.50% to 1.50% for ABR-based loans or at specified margins over LIBOR of 1.50% to 2.50% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the facility. Advances under the Senior Credit Agreement are secured by liens on substantially all of the Company's properties and assets. The Senior Credit Agreement contains customary representations, warranties and covenants including, among others, restrictions on the payment of dividends on the Company's capital stock and financial covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0.

        At June 30, 2013, the Company had $343.0 million of indebtedness outstanding, $1.2 million of letters of credit outstanding and $505.8 million of borrowing capacity available under the Senior Credit Agreement. At June 30, 2013, the Company was in compliance with the financial debt covenants under the Senior Credit Agreement. Upon the closing of the Eagle Ford divestiture, the borrowing base under the Senior Credit Agreement was reduced from $850.0 million to $810.0 million. See Note 15, "Subsequent Event" for further discussion of this transaction.

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

        On April 26, 2013, the Company entered into the Third Amendment which amends the Senior Credit Agreement in order to provide, among other things, additional flexibility under certain affirmative and negative covenants.

        On May 8, 2013, the Company entered into the Fourth Amendment to the Senior Credit Agreement (the Fourth Amendment). The Fourth Amendment provides for EBITDA (as defined in the Senior Credit Agreement) to be annualized for the balance of calendar year 2013 for purposes of measuring compliance with the interest coverage test. Specifically, (i) for the fiscal quarter ended June 30, 2013, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the three month period then ended multiplied by 4; (ii) for the fiscal quarter ended September 30, 2013, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the six month period then ended multiplied by 2; and (iii) for the fiscal quarter ended December 31, 2013, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the nine month period then ended multiplied by 4/3.

        On June 11, 2013, the Company entered into the Fifth Amendment to the Senior Credit Agreement (the Fifth Amendment). The Fifth Amendment provides, among other things, for the Company to pay cash dividends to holders of the Company's preferred capital stock.

8.875% Senior Notes

        On November 6, 2012, the Company issued $750 million aggregate principal amount of its 8.875% senior notes due 2021 (the 2021 Notes), at a price to the initial purchasers of 99.247% of par. The net proceeds from the offering of approximately $725.6 million (after deducting the initial purchasers' discounts, commissions and offering expenses) were used to fund a portion of the cash consideration paid in the Williston Basin Acquisition.

        On January 14, 2013, the Company issued an additional $600 million aggregate principal amount of the 2021 Notes at a price to the initial purchasers of 105% of par. The net proceeds from the sale of the additional 2021 Notes of approximately $619.5 million (after the initial purchasers' premiums, commissions and offering expenses) were used to repay all of the then outstanding borrowings under the Senior Credit Agreement and for general corporate purposes, including funding a portion of the Company's 2013 capital expenditures program. These notes were issued as "additional notes" under the indenture governing the 2021 Notes and under the indenture are treated as a single series with substantially identical terms as the 2021 Notes previously issued.

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

        On June 4, 2013, the Company completed a registered exchange offer of outstanding 2021 Notes for new registered notes having terms substantially identical to the 2021 Notes.

        On or before November 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the 2021 Notes with the net cash proceeds of certain equity offerings at a redemption price of 108.875% of the principal amount plus accrued and unpaid interest to the redemption date provided that: at least 65% in aggregate principal amount of the 2021 Notes originally issued remains outstanding immediately after the redemption and the redemption occurs within 180 days of the date of closing of the related equity offering. In addition, at any time prior to November 15, 2016, the Company may redeem some or all of the 2021 Notes for the principal amount thereof, plus accrued and unpaid interest plus a make whole premium equal to the excess, if any of (a) the present value at such time of (i) the redemption price of such note at November 15, 2016, plus (ii) any required interest payments due on the notes through November 15, 2016 (excluding currently accrued and unpaid interest) computed using a discount rate equal to the Treasury Rate plus 50 basis points, discounted to the redemption date on a semi-annual basis, over (b) the principal amount of such note.

        In conjunction with the issuance of the 2021 Notes, the Company recorded a discount of approximately $5.7 million to be amortized over the remaining life of the 2021 Notes using the effective interest method. The remaining unamortized discount was $5.4 million at June 30, 2013. In conjunction with the issuance of the additional 2021 Notes, the Company recorded a premium of approximately $30.0 million to be amortized over the remaining life of the additional 2021 Notes using the effective interest method. The remaining unamortized premium was $28.8 million at June 30, 2013.

9.75% Senior Notes

        On July 16, 2012, the Company issued $750 million aggregate principal amount of 9.75% senior notes due 2020 issued at 98.646% of par (the 2020 Notes). The net proceeds from the offering were approximately $723.1 million after deducting the initial purchasers' discounts, commissions and offering expenses and were used to fund a portion of the cash consideration paid in the Merger and the East Texas Acquisition.

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

        On June 4, 2013, the Company completed a registered exchange offer of outstanding 2020 Notes for new registered notes having terms substantially identical to the 2020 Notes.

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

        In conjunction with the issuance of the 2020 Notes, the Company recorded a discount of approximately $10.2 million to be amortized over the remaining life of the 2020 Notes using the effective interest method. The remaining unamortized discount was $9.3 million at June 30, 2013.

8.0% Convertible Note

        On February 8, 2012, the Company issued the 2017 Note in the principal amount of $275.0 million together with the February 2012 Warrants for an aggregate purchase price of $275.0 million. The 2017 Note bears interest at a rate of 8% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year and matures on February 8, 2017. Through the March 31, 2014 interest payment date, the Company may elect to pay-in-kind, by adding to the principal of the 2017 Note, all or any portion of the interest due on the 2017 Note. The Company elected to pay the interest in kind on March 31, June 30 and September 30, 2012, and rolled $3.2 million, $5.7 million and $5.8 million of interest incurred during the first, second and third quarters of 2012, respectively, into the 2017 Note, increasing the principal amount to $289.7 million. The Company did not elect to pay-in-kind interest for the quarterly payments due subsequent to September 30, 2012. At any time after February 8, 2014, the noteholder may elect to convert all or any portion of the principal amount and accrued but unpaid interest into common stock. Each $4.50 of principal and accrued but unpaid interest is convertible into one share of the Company's common stock. The 2017 Note is a senior unsecured obligation of the Company.

        The Company allocated the proceeds received for the 2017 Note and February 2012 Warrants on a relative fair value basis. Consequently, the Company recorded a discount of $43.6 million to be amortized over the remaining life of the 2017 Note utilizing the effective interest rate method. The remaining unamortized discount was $34.2 million at June 30, 2013.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

Promissory Notes

        On December 28, 2012, the Company completed the acquisition of certain oil and natural gas properties in Brazos County, Texas for approximately $83.7 million, before and subject to, customary closing adjustments, consisting of approximately $8.4 million in cash and approximately $75.3 million in promissory notes. During the six months ended June 30, 2013, the Company completed its review of the properties and paid approximately $62.4 million during the period for properties deemed to have clear title and no defects. In addition, notice was given to the sellers of the Company's assertion of title and environmental defects amounting to $12.9 million for the remaining properties. The promissory notes were classified as current at December 31, 2012.

        In conjunction with the issuance of the promissory notes in December 2012, the Company recorded a discount of approximately $0.6 million to be amortized over the remaining life of the promissory notes using the effective interest method. The Company expensed the discount during the first quarter of 2013.

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. During the first six months of 2013, the Company capitalized approximately $11.5 million in costs associated with the issuance of the additional 2021 Notes and costs incurred for amendments to the Company's Senior Credit Agreement. At June 30, 2013 and December 31, 2012, the Company had approximately $59.3 million and $51.6 million, respectively, of unamortized debt issuance costs.

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

        The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2013 and December 31, 2012. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2013.

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$20,635	$—	$20,635

Liabilities
Liabilities from derivative contracts	$—	$5,198	$—	$5,198

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$7,799	$—	$7,799

Liabilities
Liabilities from derivative contracts	$—	$12,890	$—	$12,890
Liabilities from warrants(1)	—	1,342	—	1,342

Total Liabilities	$—	$14,232	$—	$14,232

(1)
Liabilities from August 2012 warrants are recorded in "Accounts payable and accrued liabilities" on the unaudited condensed consolidated balance sheets.

        Derivative contracts listed above include collars, swaps and put options that are carried at fair value. The Company records the net change in the fair value of these positions in "Net gain (loss) on derivative contracts" in the Company's unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted markets prices and implied volatility factors related to changes in the forward curves. See Note 8, "Derivative and Hedging Activities" for additional discussion of derivatives.

        As of June 30, 2013 and December 31, 2012, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company's current derivative contracts is a lender or an affiliate of a lender in the Company's Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement.

        Warrants listed above at December 31, 2012 were carried at fair value. The Company recorded the net change in fair value on the August 2012 Warrants in "Interest expense and other, net" in the Company's unaudited condensed consolidated statements of operations. At December 31, 2012 and March 31, 2013, the Company valued the August 2012 Warrants based on observable market data,

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

including treasury rates, historical volatility and data for similar instruments which resulted in the Company reporting its warrants as Level 2. During the three months ended March 31, 2013, an unrealized gain of $0.3 million was recorded to reflect the change in fair value. During the three months ended June 30, 2013, the Company recorded a gain of $1.6 million for the expiration of the warrants. See Note 11, "Preferred Stock and Stockholders' Equity" for additional discussion on the terms of the warrants.

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Credit Agreement and the promissory notes approximates carrying value because the interest rates approximate current market rates. The following table presents the estimated fair values of the Company's fixed interest rate, long-term debt instruments as of June 30, 2013 and December 31, 2012 (excluding discounts, premiums and deferred premiums on derivative contracts):

	June 30, 2013		December 31, 2012
Debt	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
8.875% $1.35 billion senior notes	$1,350,000	$1,316,250	$750,000	$798,750
9.75% $750 million senior notes	750,000	753,750	750,000	815,160
8.0% $275 million convertible note	289,669	462,655	289,669	625,425

	$2,389,669	$2,532,655	$1,789,669	$2,239,335

        The fair value of the Company's fixed interest debt instruments was calculated using Level 2 criteria at June 30, 2013 and December 31, 2012.

        The Company follows the provisions of ASC 820, Fair Value Measurements, for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. These provisions apply to the Company's initial recognition of asset retirement obligations for which fair value is used. The asset retirement obligation estimates are derived from historical costs and management's expectation of future cost environments; and therefore, the Company has designated these liabilities as Level 3. See Note 9, "Asset Retirement Obligations," for a reconciliation of the beginning and ending balances of the liability for the Company's asset retirement obligations.

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

        At June 30, 2013 and December 31, 2012, the Company's crude oil and natural gas derivative positions consisted of swaps, costless put/call "collars" and put options. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. A sold put option limits the exposure of the counterparty's risk should the price fall below the strike price. Sold put options limit the effectiveness of purchased put options at the low end of the put/call collars to market prices in excess of the strike price of the put option sold. The Company has elected to not designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations.

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

        At June 30, 2013, the Company had 73 open commodity derivative contracts summarized in the following tables: 16 natural gas collar arrangements, one natural gas swap, 46 crude oil collar arrangements, five crude oil three-way collars, one crude oil put option, and four crude oil swaps.

        At December 31, 2012, the Company had 47 open commodity derivative contracts summarized in the following tables: two natural gas collar arrangements, two natural gas swaps, one natural gas basis swap, 28 crude oil collar arrangements, 10 crude oil three-way collars, and four crude oil swaps.

        All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012:

		Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	June 30, 2013	December 31, 2012	Balance sheet location	June 30, 2013	December 31, 2012
		(In thousands)			(In thousands)
Commodity contracts	Current assets—receivables from derivative contracts	$9,336	$7,428	Current liabilities—liabilities from derivative contracts	$(5,198)	$(10,429)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	11,299	371	Other noncurrent liabilities—liabilities from derivative contracts	—	(2,461)

Total derivatives not designated as hedging contracts under ASC 815		$20,635	$7,799		$(5,198)	$(12,890)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations:

		Amount of gain or (loss) recognized in income on derivative contracts for the Three Months Ended June 30,		Amount of gain or (loss) recognized in income on derivative contracts for the Six Months Ended June 30,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2013	2012	2013	2012
		(In thousands)		(In thousands)
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$34,515	$12,638	$17,716	$7,176
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	(415)	1,033	(2,038)	1,608

Total net gain (loss) on commodity contracts		$34,100	$13,671	$15,678	$8,784

Interest rate swaps:
Unrealized gain (loss) on interest rate swaps	Other income (expenses)—net gain (loss) on derivative contracts	$—	$—	$—	$518
Realized gain (loss) on interest rate swaps	Other income (expenses)—net gain (loss) on derivative contracts	—	—	—	(576)

Total net gain (loss) on interest rate swaps		$—	$—	$—	$(58)

Total net gain (loss) on derivative contracts	Other income (expenses)—net gain (loss) on derivative contracts	$34,100	$13,671	$15,678	$8,726

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        At June 30, 2013 and December 31, 2012, the Company had the following open crude oil and natural gas derivative contracts:

			June 30, 2013
				Floors		Ceilings		Put Options Sold
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
July 2013 - September 2013	Collars	Crude Oil	147,200	$95.00	$95.00	$99.00 - 101.50	$99.94
July 2013 - December 2013	Collars	Crude Oil	3,862,500	80.00 - 100.00	89.70	91.65 - 107.25	98.28
July 2013 - December 2013	Collars	Natural Gas	4,324,000	3.50 - 4.00	3.78	3.95 - 4.49	4.26
July 2013 - December 2013	Swaps	Crude Oil	180,000	97.60 - 105.55	102.18
July 2013 - December 2013	Swaps	Natural Gas	120,000	3.56	3.56
September 2013 - December 2013	Collars	Crude Oil	183,000	90.00	90.00	100.10	100.10
October 2013 - December 2013	Collars	Crude Oil	142,600	95.00	95.00	99.00 - 101.00	99.71
October 2013 - December 2013	Collars	Natural Gas	460,000	3.75	3.75	4.35	4.35
January 2014 - March 2014	Three-Way Collars	Crude Oil	144,000	95.00	95.00	98.60 - 109.50	100.03	70.00	70.00
January 2014 - June 2014	Collars	Crude Oil	724,000	90.00	90.00	96.50 - 99.50	98.00
April 2014 - June 2014	Three-Way Collars	Crude Oil	136,500	95.00	95.00	98.20 - 101.00	99.13	70.00	70.00
January 2014 - December 2014	Collars	Crude Oil	5,840,000	85.00 - 90.00	87.97	93.60 - 96.35	95.14
January 2014 - December 2014	Collars	Natural Gas	11,862,500	3.75 - 4.00	3.88	4.26 - 4.55	4.36
July 2014 - December 2014	Collars	Natural Gas	920,000	4.00	4.00	4.42	4.42
July 2014 - December 2014	Put	Crude Oil	184,000					90.00	90.00
January 2015 - December 2015	Collars	Natural Gas	6,387,500	4.00	4.00	4.55 - 4.85	4.68

			December 31, 2012
				Floors		Ceilings		Put Options Sold
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2013 - March 2013	Three-Way Collars	Crude Oil	130,500	$95.00 - 100.00	$95.34	$105.50 - 109.50	$101.36	$70.00	$70.00
January 2013 - March 2013	Basis Swaps	Natural Gas	225,000
January 2013 - March 2013	Collars	Crude Oil	31,500	95.00	95.00	101.50	101.50
January 2013 - March 2013	Swaps	Natural Gas	225,000	4.85	4.85
April 2013 - June 2013	Three-Way Collars	Crude Oil	120,575	95.00	95.00	99.50 - 100.60	99.77	70.00	70.00
April 2013 - June 2013	Collars	Crude Oil	29,575	95.00	95.00	100.60	100.60
July 2013 - September 2013	Collars	Crude Oil	147,200	95.00	95.00	99.00 - 101.50	99.94
October 2013 - December 2013	Collars	Crude Oil	142,600	95.00	95.00	99.00 - 101.00	99.71
January 2013 - December 2013	Collars	Crude Oil	5,201,250	80.00 - 100.00	89.04	91.65 - 107.25	98.06
January 2013 - December 2013	Collars	Natural Gas	1,825,000	3.75	3.75	4.26	4.26
January 2013 - December 2013	Swaps	Natural Gas	240,000	3.56	3.56
January 2013 - December 2013	Swaps	Crude Oil	360,000	97.60 - 105.55	102.18
February 2013 - December 2013	Collars	Crude Oil	250,500	100.00	100.00	104.15	104.15
April 2014 - June 2014	Three-Way Collars	Crude Oil	136,500	95.00	95.00	98.20 - 101.00	99.13	70.00	70.00
January 2014 - March 2014	Three-Way Collars	Crude Oil	144,000	95.00	95.00	98.60 - 109.50	100.03	70.00	70.00
January 2014 - December 2014	Collars	Crude Oil	2,190,000	85.00	85.00	95.10 - 96.35	95.92
January 2014 - December 2014	Collars	Natural Gas	1,825,000	3.75	3.75	4.26	4.26

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts at June 30, 2013

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

and December 31, 2012 in accordance with ASU 2011-11 and ASU 2013-01, which were effective beginning January 1, 2013:

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(In thousands)		(In thousands)
Gross amounts presented in the consolidated balance sheet	$20,635	$7,799	$(5,198)	$(12,890)
Amounts not offset in the consolidated balance sheet	(3,506)	(4,118)	3,414	3,899

Net amount	$17,129	$3,681	$(1,784)	$(8,991)

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

        The Company recorded the following activity related to its ARO liability for the six months ended June 30, 2013 (in thousands, inclusive of the current portion):

Liability for asset retirement obligations as of December 31, 2012	$75,132
Liabilities settled and divested	(265)
Additions	5,037
Acquisitions	1,055
Accretion expense	1,825
Revisions in estimated cash flows	(433)

Liability for asset retirement obligations as of June 30, 2013	$82,351

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston and Plano, Texas; Tulsa, Oklahoma; Denver, Colorado; and Williston, North Dakota as well as a number of other field office locations. Rent expense was approximately $4.4 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively. In addition, the Company has commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2015. Early termination of the drilling rig commitments would result in termination penalties approximating $42.6 million, which would be in lieu of the remaining $68.9 million of drilling rig commitments as of June 30, 2013. As of June 30, 2013, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2012, as disclosed in the Company's Annual Report on Form 10-K, approximating $66.7 million in the aggregate, and containing various expiration dates through 2024.

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

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Preferred Stock and Non-Cash Preferred Stock Dividend

        On February 29, 2012 (the Commitment Date), the Company entered into definitive agreements with a group of certain institutional and selected other accredited investors (collectively, the investors) to sell, in a private offering, 4,444.4511 shares of 8% Automatically Convertible Preferred Stock, par value $0.0001 per share (the Preferred Stock), each share of which was convertible into 10,000 shares of common stock. Also on February 29, 2012, the Company received an executed written consent (the Consent) in lieu of a stockholders' meeting authorizing and approving the conversion of the Preferred Stock into common stock. On March 2, 2012, the Company filed a Certificate of Designation, Preferences, Rights and Limitations of the Preferred Stock (the Certificate of Designation) with the Delaware Secretary of State which stated the conversion was to occur on the twentieth day after the mailing of a definitive information statement to stockholders. On March 5, 2012, the Company issued the Preferred Stock to the investors at $90,000 per share. Gross proceeds from the offering were approximately $400.0 million, or $9.00 per share of common stock, before offering expenses. The Company incurred placement agent fees of $14.0 million and associated expenses of approximately $0.5 million in connection with this offering. On March 28, 2012, the Company mailed a definitive information statement to its common stockholders notifying them that Halcón's majority stockholder had consented to the issuance of common stock, par value $0.0001, upon the conversion of the Preferred Stock. The Preferred Stock automatically converted into 44.4 million shares of common stock on April 17, 2012 in accordance with the terms of the Certificate of Designation. No cash dividends were paid on the Preferred Stock since pursuant to the terms of the Certificate of Designation of the Preferred Stock, conversion occurred prior to May 31, 2012. On November 30, 2012, the Company filed

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

a Certificate of Elimination with the Delaware Secretary of State eliminating all provisions of the Certificate of Designation of the Preferred Stock.

        In accordance with ASC 470, Debt (ASC 470), the Company determined that the conversion feature in the Preferred Stock represented a beneficial conversion feature. The fair value of the common stock of $10.99 per share on the Commitment Date was greater than the conversion price of $9.00 per share of common stock, representing a beneficial conversion feature of $1.99 per share of common stock, or $88.4 million in aggregate. Under ASC 470, $88.4 million (the intrinsic value of the beneficial conversion feature) of the proceeds received from the issuance of the Preferred Stock was allocated to additional paid-in capital, creating a discount on the Preferred Stock (the Discount). The Discount resulting from the allocation of value to the beneficial conversion feature was required to be amortized on a non-cash basis over the approximate 71-month period between the issuance date and the required redemption date of February 9, 2018, or fully amortized upon an accelerated date of redemption or conversion, and recorded as a preferred dividend. As a result, approximately $1.1 million of the Discount was amortized and a non-cash preferred dividend was recorded in the first quarter of 2012 and due to the conversion date occurring on April 17, 2012, the remaining $87.3 million of Discount amortization was accelerated to the conversion date and was fully amortized in the second quarter of 2012 as per the guidance of ASC 470. The Discount amortization is reflected as non-cash preferred dividend in the unaudited condensed consolidated statements of operations. In accordance with the guidance in ASC 480, the preferred dividend was charged against additional paid-in capital since no retained earnings were available.

        On December 6, 2012, the Company completed the Williston Basin Acquisition for a total adjusted purchase price of approximately $1.5 billion, consisting of approximately $785.8 million in cash and approximately $695.2 million in newly issued shares of Halcón preferred stock that automatically converted into 108.8 million shares of Halcón common stock (equivalent to a conversion price of approximately $7.45 per share of Halcón common stock), following stockholder approval on January 17, 2013 of such conversion and an amendment to Halcón's certificate of incorporation to increase the number of shares of common stock that Halcón is authorized to issue. The shares of preferred stock were issued to the Petro-Hunt Parties in a private placement pursuant to the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

        On January 17, 2013, the Company received the results from the special stockholders' meeting authorizing and approving the issuance of 108.8 million shares of common stock upon the conversion of the convertible preferred stock issued to the Petro-Hunt Parties. Following the approval by the stockholders, on January 18, 2013, each outstanding share of the Company's preferred stock converted into 10,000 shares of its common stock at an effective conversion price of approximately $7.45 per share. No proceeds were received by the Company upon conversion of the preferred stock. No cash dividends were paid on the preferred stock since pursuant to the terms of the Certificate of Designation of the preferred stock, conversion occurred prior to April 6, 2013. On June 13, 2013, the Company filed a Certificate of Elimination with the Delaware Secretary of State eliminating all provisions of the Certificate of Designation.

5.75% Series A Convertible Perpetual Preferred Stock

        On June 18, 2013, the Company completed its offering of 345,000 shares of its 5.75% Series A Convertible Perpetual Preferred Stock (the Series A Preferred Stock) at a public offering price of

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

$1,000 per share (the Liquidation Preference). The Company filed a Certificate of Designations, Preferences, Rights and Limitations of 5.75% Series A Convertible Preferred Stock on June 17, 2013 (the Series A Designation). The net proceeds to the Company from the offering of the Series A Preferred Stock were approximately $335.5 million, after deducting the underwriting discount and offering expenses. The Company used the net proceeds from the offering to repay a portion of the outstanding borrowings under its Senior Credit Agreement.

        Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends at the rate of 5.75% per annum (the dividend rate) on the Liquidation Preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, in common stock of the Company or a combination thereof, and are payable on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2013. As of June 30, 2013, cumulative, undeclared dividends on the Series A Preferred Stock amounted to approximately $0.7 million.

        The Series A Preferred Stock has no maturity date, is not redeemable by the Company at any time, and will remain outstanding unless converted by the holders or mandatorily converted by the Company as described below.

        Each share of Series A Preferred Stock is convertible, at the holder's option at any time, initially into approximately 162.4431 shares of common stock of the Company (which is equivalent to an initial conversion price of approximately $6.16 per share), subject to specified adjustments as set forth in the Series A Designation. Based on the initial conversion rate, approximately 56.0 million shares of common stock of the Company would be issuable upon conversion of all the shares of Series A Preferred Stock.

        On or after June 6, 2018, the Company may, at its option, give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of common stock of the Company at the conversion rate (as defined in the Preliminary Prospectus Supplement), if the closing sale price of the Company's common stock equals or exceeds 150% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days.

        If the Company undergoes a fundamental change (as defined in the Preliminary Prospectus Supplement) and a holder converts its shares of the Series A Preferred Stock at any time beginning at the opening of business on the trading day immediately following the effective date of such fundamental change and ending at the close of business on the 30th trading day immediately following such effective date, the holder will receive, for each share of the Series A Preferred Stock surrendered for conversion, a number of shares of common stock of the Company equal to the greater of: (1) the sum of (i) the conversion rate and (ii) the make-whole premium, if any, as described in the Series A Designation; and (2) the conversion rate which will be increased to equal (i) the sum of the $1,000 liquidation preference plus all accumulated and unpaid dividends to, but excluding, the settlement date for such conversion, divided by (ii) the average of the closing sale prices of the Company's common stock for the five consecutive trading days ending on the third business day prior to such settlement date; provided that the prevailing conversion rate as adjusted pursuant to this will not exceed 292.3977 shares of common stock of the Company per share of the Series A Preferred Stock (subject to adjustment in the same manner as the conversion rate).

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

        Except as required by Delaware law, holders of the Series A Preferred Stock will have no voting rights unless dividends are in arrears and unpaid for six or more quarterly periods. Until such arrearage is paid in full, the holders (voting as a single class with the holders of any other preferred shares having similar voting rights) will be entitled to elect two additional directors and the number of directors on the Company's Board of Directors will increase by that same number.

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

        On January 17, 2013, with stockholder approval, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to increase its authorized common stock by approximately 333.3 million shares for a total of 670.0 million authorized shares of common stock.

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

        In August 2012, as part of the Merger, the Company assumed outstanding GeoResources stock warrants. At the date of the Merger 0.6 million warrants were outstanding and converted to 1.2 million Halcón warrants (the August 2012 Warrants). Each GeoResources warrant was converted into an August 2012 Warrant to acquire one share of Halcón common stock (Share Portion) at an exercise

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

price of $8.40 per share of common stock and the right to receive $20 in cash per equivalent assumed share (Cash Portion) at an exercise price of $0.82 per $1.00 received. The August 2012 Warrants contain substantially the same terms of the original GeoResources warrants with adjustments to the exercise price and addition of the Cash Portion to reflect the impact of the consideration per share from the Merger. These adjustments convert the terms to fundamentally equal what the warrant holders would have received had the warrants been exercised immediately prior to the close of the Merger. Under the terms of the August 2012 Warrants, the warrant holder must exercise the Share Portion and the Cash Portion in tandem. The August 2012 Warrants expired on June 9, 2013. The August 2012 Warrants were reflected as a current liability in the unaudited condensed consolidated balance sheets at December 31, 2012 and were recorded at fair value. During the three months ended June 30, 2013, the Company recorded a gain of $1.6 million for the expiration of the warrants. Changes in fair value and the gain upon expiration were recognized in "Interest expense and other" in the unaudited condensed consolidated statements of operations.

Incentive Plan

        On May 8, 2006, the Company's stockholders first approved its 2006 Long-Term Incentive Plan (the Plan). The Company reserved a maximum of 0.8 million shares of its common stock for issuances under the Plan. On May 8, 2008, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 0.8 million to 2.0 million. On May 3, 2010, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2.0 million to 2.5 million. On February 8, 2012, as part of the Recapitalization described in Note 2, "Recapitalization," the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2.5 million to 3.7 million. On May 17, 2012, shareholders approved an amendment and restatement of the Plan to (i) increase the maximum number of shares to be issued under the Plan from 3.7 million to 11.5 million; (ii) extend the effectiveness of the Plan for ten years from the date of approval; and (iii) amend various other provisions of the Plan. On May 23, 2013, shareholders approved an increase in authorized shares under the Plan from 11.5 million to 41.5 million. As of June 30, 2013 and December 31, 2012, a maximum of 25.5 million and 4.4 million shares of common stock, respectively, remained reserved for issuance under the Plan.

        The Company accounts for share-based payment accruals under authoritative guidance on stock compensation, as set forth in ASC Topic 718. The guidance requires all share-based payments to employees and directors, including grants of stock options and restricted stock, to be recognized in the financial statements based on their fair values.

        For the three and six months ended June 30, 2013, the Company recognized $4.6 million and $7.0 million, respectively, of share-based compensation expense as a component of "General and administrative" on the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2012, the Company recognized $0.5 million and $4.6 million, respectively, of share-based compensation expense.

Stock Options

        During the six months ended June 30, 2013, the Company granted stock options under the Plan covering 6.1 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $5.21 to $8.23 with a weighted average exercise price of $7.10. These

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

awards typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At June 30, 2013, the Company had $19.5 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.5 years.

        During the six months ended June 30, 2012, the Company granted stock options covering approximately 1.3 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $8.73 to $11.55 with a weighted average price of $10.11. These awards vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At June 30, 2012, the Company had $4.8 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.8 years.

Restricted Stock

        During the six months ended June 30, 2013, the Company granted 3.2 million shares of restricted stock under the Plan to directors and employees of the Company. These restricted shares were granted at prices ranging from $5.15 to $7.65 with a weighted average price of $6.92. Employee shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six-months from the date of grant. At June 30, 2013, the Company had $18.1 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.5 years.

        During the six months ended June 30, 2012, the Company granted 0.2 million shares of restricted stock under the Plan to directors and employees of the Company. These restricted shares were granted at a price $10.13. Employee shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six-months from the date of grant. At June 30, 2012, the Company had $2.0 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 2.0 years.

        During the six months ended June 30, 2012, the Company incurred compensation expense of $2.6 million primarily from the accelerated vesting of all unvested employee restricted stock shares due to the change in control in the Company resulting from the Recapitalization as described in Note 2, "Recapitalization."

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

Treasury Stock

        As discussed above, during the six months ended June 30, 2013, the Company granted 3.2 million shares of restricted stock under the Plan to directors and employees of the Company of which

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

1.2 million shares were issued out of treasury stock. In addition, the Company retired 0.4 million shares from treasury stock representing shares that were repurchased for taxes tendered upon vesting of stock based compensation awards in prior years. As of June 30, 2013, the Company had no issued shares held in treasury.

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

        The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. At June 30, 2013 and December 31, 2012, the Company analyzed and made no adjustment to the valuation allowance.

        As of June 30, 2013, the Company has calculated an estimated annual tax rate of 38.3%. The estimated annual rate differs from the statutory federal income tax rate primarily due to the estimate of state income taxes for the period and nondeductible interest expense on the 2017 Note issued as part of the Recapitalization in February 2012. Based on the estimated effective annual tax rate, the Company recorded a tax provision of $26.4 million on pre-tax income of $69.0 million for the six months ended June 30, 2013. For the six months ended June 30, 2012, the Company recorded a tax provision of $0.2 million on a pre-tax loss of $25.5 million. The effective tax rate for the six months ending June 30, 2013 was 38.3% compared to 0.8% for the six months ending June 30, 2012. The change in effective tax rate is primarily due to the increase in pre-tax income in the current year and the impact of federal income tax limitations on the deductibility of interest expense on the 2017 Note issued as part of the Recapitalization in February 2012.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EARNINGS PER COMMON SHARE

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Basic:
Net income (loss) available to common stockholders	$36,372	$(79,684)	$41,837	$(114,108)

Weighted average basic number of common shares outstanding	366,712	136,066	356,482	102,441

Basic net income (loss) per share of common stock	$0.10	$(0.59)	$0.12	$(1.11)

Diluted:
Net income (loss) available to common stockholders	$36,372	$(79,684)	$41,837	$(114,108)

Interest on convertible debt, net	974	—	1,974	—

Net income (loss) available to common stockholders after assumed conversions	$37,346	$(79,684)	$43,811	$(114,108)

Weighted average basic number of common shares outstanding	366,712	136,066	356,482	102,441
Common stock equivalent shares representing shares issuable upon exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of Febuary 2012 Warrants	9,954	Anti-dilutive	12,183	Anti-dilutive
Common stock equivalent shares representing shares issuable upon exercise of August 2012 Warrants	Anti-dilutive	—	Anti-dilutive	—
Common stock equivalent shares representing shares included upon vesting of restricted shares	108	Anti-dilutive	682	Anti-dilutive
Common stock equivalent shares representing shares issuable upon conversion of 2017 Notes	64,371	Anti-dilutive	32,185	Anti-dilutive
Common stock equivalent shares representing shares issuable upon conversion of preferred stock	—	—	10,880	Anti-dilutive
Common stock equivalent shares representing shares issuable upon conversion of Series A Preferred Stock	Anti-dilutive	—	Anti-dilutive	—

Weighted average diluted number of common shares outstanding	441,145	136,066	412,412	102,441

Diluted net income (loss) per share of common stock	$0.08	$(0.59)	$0.11	$(1.11)

        Common stock equivalents, including stock options, warrants, restricted shares, convertible debt, and preferred stock, totaling 17.1 million and 43.9 million shares for the three and six months ended

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EARNINGS PER COMMON SHARE (Continued)

June 30, 2013, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive. Common stock equivalents of stock options, preferred stock, warrants and the 2017 Note totaling 89.4 million and 75.4 million shares for the three and six months ended June 30, 2012, respectively, were not included in the computations of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

14. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
	(In thousands)
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$126,193	$143,794
Joint interest accounts	133,334	113,671
Affiliated partnerships	386	475
Other	4,303	4,869

	$264,216	$262,809

Prepaids and other:
Prepaids	$6,712	$3,690
Other	6,256	3,001

	$12,968	$6,691

Other noncurrent assets:
Deposits for acquisitions of oil and natural gas properties	$36,855	$—
Other	277	934

	$37,132	$934

Accounts payable and accrued liabilities:
Trade payables	$127,324	$147,679
Accrued oil and natural gas capital costs	358,973	282,245
Revenues and royalties payable	133,736	91,761
Accrued interest expense	52,164	45,201
Accrued income taxes payable	4	130
Accrued employee compensation	13,328	12,321
Drilling advances from partners	20,205	8,840
Accounts payable to affiliated partnerships	83	822
Other	—	1,552

	$705,817	$590,551

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUBSEQUENT EVENT

        On July 19, 2013, the Company completed the sale of its interest in Eagle Ford assets in Fayette and Gonzales Counties, Texas, previously acquired as part of the Merger, to private buyers for estimated proceeds of approximately $144 million, before post-closing adjustments. The transaction had an effective date of January 1, 2013. Proceeds from the sale will be recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded. Upon the closing of this transaction, the borrowing base under the Senior Credit Agreement was reduced from $850.0 million to $810.0 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the three and six months ended June 30, 2013 and 2012 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

        Our oil and natural gas assets consist of a combination of undeveloped acreage positions in unconventional liquids-rich basins/fields and mature liquids-weighted reserves and production in more conventional basins/fields. We have mature oil and natural gas reserves located primarily in Texas, North Dakota, Louisiana, Oklahoma and Montana. We have acquired acreage, and may acquire additional acreage, in the Bakken / Three Forks formations in North Dakota and Montana, the Eagle Ford formation in East Texas, the Utica / Point Pleasant formations in Ohio and Pennsylvania, and the Woodbine formation in East Texas.

        Our average daily oil and natural gas production increased 593% in the first six months of 2013 compared to the same period in the prior year. During the first six months of 2013, we averaged 27,602 barrels of oil equivalent (Boe) per day compared to average daily production of 3,984 Boe per day during the first six months of 2012. The increase in production compared to the prior year period was driven primarily by the acquisitions of GeoResources, the East Texas Assets and the Williston Basin Assets. The acquisitions of GeoResources, the East Texas Assets and the Williston Basin Assets combined to contribute approximately 23,600 Boe per day of the increase. During the first six months of 2013, we participated in the drilling of 159 gross (68.3 net) wells of which 157 gross (66.3 net) wells were completed and capable of production, and 2 gross (2.0 net) wells were dry holes.

        Our 2013 budget for drilling and completion capital expenditures has been increased from approximately $1.2 billion to approximately $1.4 billion. While this amount represents the vast majority of our expected capital expenditures in 2013, we have and will continue to incur additional capital expenditures associated with ongoing leasing efforts, transportation, infrastructure and seismic and other expenditures. Our drilling and completion budget for 2013 is based on our current view of market conditions and current business plans, and is subject to change.

Recent Developments

Issuance of 5.75% Series A Convertible Perpetual Preferred Stock

        On June 18, 2013, we completed our offering of 345,000 shares of 5.75% Series A Convertible Perpetual Preferred Stock (the Series A Preferred Stock) at a public offering price of $1,000 per share.

The net proceeds to us from the offering of the Series A Preferred Stock were approximately $335.5 million, after deducting the underwriting discount and offering expenses. We used the net proceeds from the offering to repay a portion of the outstanding borrowings under our Senior Credit Agreement. Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative dividends at the rate of 5.75% per annum (the dividend rate) on the $1,000 liquidation preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, in shares of common stock or a combination thereof, and are payable on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2013. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 11, "Preferred Stock and Stockholders' Equity" for additional information on the Series A Preferred Stock.

Amendments to the Senior Credit Agreement and Borrowing Base

        Upon the closing of the Eagle Ford divestiture on July 19, 2013, the borrowing base under the Senior Credit Agreement was reduced from $850.0 million to $810.0 million.

        On June 11, 2013, we entered into the Fifth Amendment to the Senior Credit Agreement (the Fifth Amendment). The Fifth Amendment provides, among other things, for us to pay cash dividends to holders of our preferred capital stock.

        On May 8, 2013, we entered into the Fourth Amendment to our Senior Credit Agreement (the Fourth Amendment). The Fourth Amendment provides for EBITDA (as defined in the Credit Facility) to be annualized for the balance of calendar year 2013 for purposes of measuring compliance with the interest coverage test. Specifically, (i) for the fiscal quarter ended June 30, 2013, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the three month period then ended multiplied by 4; (ii) for the fiscal quarter ended September 30, 2013, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the six month period then ended multiplied by 2; and (iii) for the fiscal quarter ended December 31, 2013, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the nine month period then ended multiplied by 4/3.

        On April 26, 2013, we entered into the Third Amendment to our Senior Credit Agreement (the Third Amendment) by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders signatory thereto, which amends the Senior Credit Agreement in order to provide, among other things, additional flexibility under certain affirmative and negative covenants.

        On January 25, 2013, we entered into the Second Amendment to our Senior Credit Agreement (the Second Amendment) by and among us, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders signatory thereto. The Second Amendment amends the Senior Credit Agreement with respect to our ability to enter into certain commodity hedging agreements.

        See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, "Long-Term Debt" for additional information on the amendments to our Senior Credit Agreement.

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

Capital Resources and Liquidity

        During the first half of 2013, we shifted the focus of our capital program from acquiring leasehold and producing properties to drilling and completion activities. We are currently focused on developing our core areas which include the Bakken / Three Forks formations in North Dakota, the Eagle Ford formation in East Texas, Utica / Point Pleasant formations in Ohio and Pennsylvania, and the Woodbine formation in East Texas. In addition to our ongoing drilling and completion activities we continue to acquire leasehold in our core areas and select other exploratory areas we believe are prospective for oil and liquids-rich hydrocarbons. During the first six months of 2013, we invested $1.0 billion in oil and natural gas capital expenditures.

        Our near-term capital spending requirements are expected to be funded with cash flows from operations, proceeds from potential non-core asset dispositions, proceeds from potential capital market transactions and borrowings under our Senior Credit Agreement, which has a current borrowing base of $810.0 million. Our borrowing base is redetermined on a semi-annual basis (with us and the lenders each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations) and adjusted based on our oil and natural gas properties, reserves, other indebtedness and other relevant factors. Our ability to utilize the full amount of our borrowing capacity is influenced by a variety of factors, including redeterminations of our borrowing base, and covenants under our Senior Credit Agreement and our senior unsecured debt indentures. Our Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0. We are subject to additional covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. Additionally, the indentures governing our senior unsecured debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test, the fixed charge coverage ratio test, applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be at least 2.0 to 1.0. The second test allows us to incur additional indebtedness, beyond the limitations of the fixed charge coverage ratio test, as long as this additional debt is incurred under Credit Facilities (as defined in our indentures) and the amount of such additional indebtedness is not more than the greater of a fixed sum of $750 million or 30% of our adjusted consolidated net tangible assets (as defined in our indentures), which is determined primarily using discounted future net revenues from proved oil and natural gas reserves as of the end of each year. At June 30, 2013, we had $343.0 million of indebtedness outstanding, $1.2 million of letters of credit outstanding and $505.8 million of borrowing capacity available under the Senior Credit Agreement.

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

Cash Flow

        Our primary source of cash for the six months ended June 30, 2013 and 2012 was from financing activities. In the first six months of 2013, proceeds from the additional 2021 Notes and the Series A Preferred Stock issuance were the primary drivers of the net cash provided by financing activities. The increase in cash received from operations, coupled with the cash from financing activities, were offset by cash used in investing activities to fund our drilling program and acquire additional leasehold interests. Operating cash flow fluctuations were substantially driven by the 593% increase in production volumes as compared to the six months ended June 30, 2012 and, to a lesser extent, higher commodity prices. Fluctuation in commodity prices and our overall cash flow may result in an increase or decrease in our future capital expenditures. Prices for oil and natural gas have historically been subject to seasonal fluctuations characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. See Results of Operations below for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash is summarized as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows provided by (used in) operating activities	$229,890	$(2,708)
Cash flows provided by (used in) investing activities	(1,165,750)	(500,809)
Cash flows provided by (used in) financing activities	936,415	722,676

Net increase (decrease) in cash	$555	$219,159

        Operating Activities.    Net cash provided by operating activities for the six months ended June 30, 2013 was $229.9 million as compared to cash used in operating activities for the six months ended June 30, 2012 of $2.7 million.

        The $229.9 million of operating cash flows primarily reflects the net income for the six months ended June 30, 2013 of $42.6 million coupled with significant non-cash items, namely $177.2 million of depletion, depreciation and accretion. Increased production from our recent acquisitions and developmental drilling activities drove a significant increase in revenues, as compared to the prior year period, which outpaced related production costs and higher general and administrative expenses pertaining to additional personnel and infrastructure in support of the rapidly expanding business base, resulting in $63.9 million of income from operations.

        Investing Activities.    The primary driver of cash used in investing activities is capital spending, specifically drilling and completions coupled with the acquisition of unevaluated leaseholds in our targeted areas. Net cash used in investing activities was approximately $1.2 billion and $500.8 million for the six months ended June 30, 2013 and 2012, respectively.

        During the first six months of 2013, we incurred cash expenditures of $1.0 billion on oil and natural gas capital expenditures. We participated in the drilling of 159 gross (68.3 net) wells of which 157 gross (66.3 net) wells were completed and capable of production and two gross (2.0 net) wells were dry holes. We spent an additional $80.7 million on other operating property and equipment capital expenditures, of which $68.9 million pertained to pipelines and related infrastructure projects, and the remainder was spent on leasehold improvements, computers and software primarily in our corporate office in Houston, Texas.

        During the first six months of 2012, we spent $468.2 million on oil and natural gas capital expenditures, primarily on the acquisition of unevaluated leasehold. We participated in the drilling of 15 gross (14.2 net) wells of which 14 gross (13.3 net) wells were completed as wells capable of production and one gross (0.9 net) well was a dry hole, and spent an additional $3.5 million on other operating property and equipment capital expenditures, primarily on leasehold improvements, computers and software in our corporate office in Houston, Texas. Proceeds from sales of oil and gas properties were $0.3 million. We also had funds held in escrow of approximately $29.4 million related to pending acquisitions.

        Financing Activities.    Net cash flows provided by financing activities were $936.4 million and $722.7 million for the six months ended June 30, 2013 and 2012, respectively. The primary drivers of cash provided by financing activities for the six months ended June 30, 2013, are proceeds of $619.5 million from the issuance of the additional 2021 Notes and $335.5 million, net of issuance costs, from the issuance of Series A Preferred Stock. The impact of our Senior Credit Agreement was substantially neutral to financing activities for the six months ended June 30, 2013 as additional borrowings were offset by repayments.

        On June 18, 2013, we completed our offering of 345,000 shares of the Series A Preferred Stock at a public offering price of $1,000 per share. The net proceeds to us from the offering of the Series A Preferred Stock were approximately $335.5 million, after deducting the underwriting discount and offering expenses. We used the net proceeds from the offering to repay a portion of the outstanding borrowings under our Senior Credit Agreement.

        On January 14, 2013, we completed the issuance of an additional $600 million aggregate principal amount of our 2021 Notes at a price to the initial purchasers of 105% of par. The net proceeds from the sale of the additional 2021 Notes were approximately $619.5 million (after deducting offering fees and expenses). The net proceeds from this offering were used to repay all of the then outstanding borrowings under our Senior Credit Agreement and for general corporate purposes, including funding a portion of our 2013 capital expenditures program.

        During the first six months of 2012, as discussed in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 2, "Recapitalization," HALRES recapitalized us with a $550.0 million investment structured as the purchase of $275.0 million in new common stock, a $275.0 million five-year 8.0% convertible note and warrants for the purchase of an additional 36.7 million shares of our common stock at an exercise price of $4.50 per share. The convertible note provided $231.4 million cash flow from borrowings and $43.6 million cash flow from warrants issued. Proceeds from the Recapitalization were used to repay the $208.0 million of borrowings under previous credit facilities. In addition, we received $400.0 million, subject to certain adjustments, from the private placement sale of convertible Preferred Stock during March 2012. In connection with the closing of the Recapitalization and the Preferred Stock, we incurred a total of $18.1 million in equity issuance costs during the six months ended June 30, 2012.

        All restricted stock awards were vested as a result of the change in control in February 2012. For the six months ended June 30, 2012, we repurchased $2.1 million in common stock from participants under our 2006 Long-Term Incentive Plan to net settle the related withholding tax liability.

Contractual Obligations

        We lease corporate office space in Houston and Plano, Texas; Tulsa, Oklahoma; Denver, Colorado; and Williston, North Dakota as well as a number of other field office locations. Rent expense was approximately $4.4 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively. In addition, we have commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2015. Early termination of the drilling rig commitments would result in termination penalties approximating $42.6 million, which would be in lieu of the remaining $68.9 million of drilling rig commitments as of June 30, 2013. As of June 30, 2013, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2012 disclosed in our Annual Report on Form 10-K, approximating $66.7 million in the aggregate, and containing various expiration dates through 2024.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

        We reported net income of $37.1 million and $7.7 million for the three months ended June 30, 2013 and 2012, respectively. The following table summarizes key items of comparison and their related change for the periods indicated.

	Three Months Ended June 30,
In thousands (except per unit and per Boe amounts)	2013	2012	Change
Net income (loss)	$37,088	$7,659	$29,429
Operating revenues:
Oil	202,490	20,383	182,107
Natural gas	6,845	1,270	5,575
Natural gas liquids	4,254	1,653	2,601
Other	754	35	719
Operating expenses:
Production:
Lease operating	31,833	8,303	23,530
Workover and other	623	540	83
Taxes other than income	18,567	1,908	16,659
Gathering and other	2,802	60	2,742
Restructuring	(164)	903	(1,067)
General and administrative:
General and administrative	28,886	12,362	16,524
Share-based compensation	4,640	529	4,111
Depletion, depreciation and accretion:
Depletion—Full cost	92,915	5,183	87,732
Depreciation—Other	1,471	345	1,126
Accretion expense	929	428	501
Other income (expenses):
Net gain (loss) on derivative contracts	34,100	13,671	20,429
Interest expense and other, net	(5,732)	(4,179)	(1,553)
Income tax (provision) benefit	(23,121)	5,387	(28,508)
Production:
Oil—MBbls	2,212	221	1,991
Natural Gas—Mmcf	1,881	584	1,297
Natural gas liquids—MBbls	129	38	91
Total MBoe(1)	2,654	356	2,298
Average daily production—Boe(1)	29,165	3,912	25,253
Average price per unit(2):
Oil price—Bbl	$91.54	$92.23	$(0.69)
Natural gas price—Mcf	3.64	2.17	1.47
Natural gas liquids price—Bbl	32.98	43.50	(10.52)
Total per Boe(1)	80.48	65.47	15.01
Average cost per Boe:
Production:
Lease operating	$11.99	$23.32	$(11.33)
Workover and other	0.23	1.52	(1.29)
Taxes other than income	7.00	5.36	1.64
Gathering and other	1.06	0.17	0.89
Restructuring	(0.06)	2.54	(2.60)
General and administrative:
General and administrative	10.88	34.72	(23.84)
Share-based compensation	1.75	1.49	0.26
Depletion	35.01	14.56	20.45

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

        For the three months ended June 30, 2013, oil, natural gas and natural gas liquids revenues increased $190.3 million from the same period in 2012. The increase was primarily due to an increase in production volumes resulting from the Merger, the East Texas Acquisition and the Williston Basin Acquisition and the continued development within these areas, which collectively accounted for an increase of approximately 26,000 Boe per day in production and $196.1 million of incremental revenues. Realized average prices per Boe increased $15.01 to $80.48 per Boe.

        Lease operating expenses increased $23.5 million for the three months ended June 30, 2013, primarily due to $24.0 million of costs incurred on our recently acquired assets and the increase in production within these areas as we continue to carry out our development plan. This increase was offset by a decrease on our existing properties. Lease operating expenses were $11.99 per Boe for the three months ended June 30, 2013, compared to $23.32 per Boe for the same period in 2012. The decrease per Boe is largely due to a lower rate per Boe on the recently acquired properties.

        Workover expenses increased $0.1 million for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to $0.5 million of expenses associated with our recently acquired assets and the increase in activity in these areas. This increase was partially offset by decreased workover expenses on our existing properties.

        Taxes other than income increased $16.7 million for the three months ended June 30, 2013 as compared to the same period in 2012 primarily due to $16.0 million of taxes associated with our recently acquired properties and the increase in production within these areas as we continue to carry out our development plan. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. On a per unit basis, taxes other than income were $7.00 per Boe and $5.36 per Boe for the three months ended June 30, 2013 and 2012, respectively.

        Gathering and other expenses for the three months ended June 30, 2013 and 2012 were $2.8 million and $0.1 million, respectively. In 2013, approximately $1.0 million of these expenses were attributable to midstream infrastructure that we are developing in the Woodbine and Utica / Point Pleasant areas and approximately $1.8 million relates to gathering and other fees paid on our oil and natural gas production.

        In March 2012, we announced our intention to close the Plano, Texas office and began the process of relocating key administrative functions to our corporate headquarters in Houston, Texas (the Restructuring). As part of the Restructuring, we offered certain severance and retention benefits to affected employees. As of May 2013, the requisite service period had ended and all severance and retention related payments had been made.

        General and administrative expense for the three months ended June 30, 2013 increased $16.5 million to $28.9 million as compared to the same period in 2012. The increase in general and administrative expenses is attributable to increases in payroll and related employee benefit costs of $10.3 million, office related expenses of $1.7 million and professional fees of $4.5 million, in support of our expanding business base and increased corporate activities subsequent to the Recapitalization.

        Share-based compensation expense for the three months ended June 30, 2013 was $4.6 million, an increase of $4.1 million compared to the same period in 2012. The increase in share-based compensation expense results from new awards to employees, as a result of our increase in employee headcount, and directors since the prior year period.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume as of the beginning of the period for the evaluated properties. Depletion expense increased $87.7 million to $92.9 million for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to a higher depletion rate per Boe and increased production. On a per unit basis, depletion expense was $35.01 per Boe for the three months ended June 30, 2013 compared to $14.56 per Boe for the three months ended June 30, 2012. The increase in depletion expense and the depletion rate per Boe is primarily due to the increase in production volumes and reserves as a result of the Merger, the East Texas Acquisition and the Williston Basin Acquisitions during the third and fourth quarters of 2012.

        Accretion expense is a function of changes in the discounted asset retirement obligation liability from period to period. We recorded accretion expense of $0.9 million for the three months ended June 30, 2013, compared to $0.4 million for the same period in 2012.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. We have also, in the past, entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At June 30, 2013, we had a $20.6 million derivative asset, $9.3 million of which was classified as current, and we had a $5.2 million derivative liability, all of which was classified as current. We recorded a net derivative gain of $34.1 million ($34.5 million net unrealized gain and $0.4 million net realized loss on settled contracts and premium costs) for the three months ended June 30, 2013 compared to a net derivative gain of $13.7 million ($12.7 million net unrealized gain and $1.0 million net realized gain), in the same period in 2012.

        Interest expense increased $1.6 million for the three months ended June 30, 2013 from the same period in 2012. Capitalized interest for the three months ended June 30, 2013 and 2012 was $53.5 million and $3.3 million, respectively. This increase in capitalized interest was driven by the $1.8 billion increase in our unevaluated properties since June 30, 2012. Interest expense subject to capitalization increased to $61.2 million in the three months ended June 30, 2013 from $7.5 million in the comparable prior year period. The increase in interest subject to capitalization is attributed to the 2020 Notes and the 2021 Notes, which were issued subsequent to June 30, 2012.

        We recorded an income tax provision of $23.1 million for the three months ended June 30, 2013 due to our pre-tax income of $60.2 million compared to an income tax benefit of $5.4 million due to our pre-tax income of $2.3 million in the prior year. The effective tax rate for the three months ended June 30, 2013 is 38.3% compared to 237.0% for the three months ended June 30, 2012. The change in effective tax rate is primarily due to the increase in pre-tax income in the current period and the impact of federal income tax limitations on the deductibility of interest expense on the 2017 Note issued as part of the Recapitalization in February 2012.

Six Months Ended June 30, 2013 and 2012

        We reported net income of $42.6 million and a net loss $25.7 million for the six months ended June 30, 2013 and 2012, respectively. The following table summarizes key items of comparison and their related change for the periods indicated.

	Six Months Ended June 30,
In thousands (except per unit and per Boe amounts)	2013	2012	Change
Net income (loss)	$42,553	$(25,663)	$68,216
Operating revenues:
Oil	383,317	43,380	339,937
Natural gas	12,514	2,957	9,557
Natural gas liquids	8,082	3,850	4,232
Other	1,284	71	1,213
Operating expenses:
Production:
Lease operating	57,137	15,916	41,221
Workover and other	2,247	1,261	986
Taxes other than income	36,003	3,834	32,169
Gathering and other	3,135	107	3,028
Restructuring	507	1,007	(500)
General and administrative:
General and administrative	58,148	28,571	29,577
Share-based compensation	6,975	4,632	2,343
Depletion, depreciation and accretion:
Depletion—Full cost	172,806	10,545	162,261
Depreciation—Other	2,542	561	1,981
Accretion expense	1,825	829	996
Other income (expenses):
Net gain (loss) on derivative contracts	15,678	8,726	6,952
Interest expense and other, net	(10,582)	(17,176)	6,594
Income tax (provision) benefit	(26,415)	(208)	(26,207)
Production:
Oil—MBbls	4,143	447	3,696
Natural Gas—Mmcf	3,692	1,199	2,493
Natural gas liquids—MBbls	238	78	160
Total MBoe(1)	4,996	725	4,271
Average daily production—Boe(1)	27,602	3,984	23,618
Average price per unit(2):
Oil price—Bbl	$92.52	$97.05	$(4.53)
Natural gas price—Mcf	3.39	2.47	0.92
Natural gas liquids price—Bbl	33.96	49.36	(15.40)
Total per Boe(1)	80.85	69.22	11.63
Average cost per Boe:
Production:
Lease operating	$11.44	$21.95	$(10.51)
Workover and other	0.45	1.74	(1.29)
Taxes other than income	7.21	5.29	1.92
Gathering and other	0.63	0.15	0.48
Restructuring	0.10	1.39	(1.29)
General and administrative:
General and administrative	11.64	39.41	(27.77)
Share-based compensation	1.40	6.39	(4.99)
Depletion	34.59	14.54	20.05

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

        For the six months ended June 30, 2013, oil, natural gas and natural gas liquids revenues increased $353.7 million from the same period in 2012. The increase was primarily due to an increase in production volumes resulting from the Merger, the East Texas Acquisition and the Williston Basin Acquisition and the continued development within these areas, which collectively accounted for an increase of approximately 23,600 Boe per day in production and $353.3 million of incremental revenues. Realized average prices per Boe increased $11.63 to $80.85 per Boe.

        Lease operating expenses increased $41.2 million for the six months ended June 30, 2013, primarily due to $38.8 million of costs incurred on our recently acquired assets and the increase in production within these areas as we continue to carry out our development plan. The remaining increases are due to higher power costs, service costs and repairs. Lease operating expenses were $11.44 per Boe for the first six months of 2013 compared to $21.95 per Boe for the same period in 2012. The decrease per Boe is largely due to a lower rate per Boe on the recently acquired properties.

        Workover expenses increased $1.0 million for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to $1.8 million of expenses associated with our recently acquired assets, including the increase in activity as we continue to develop these areas, partially offset by decreased workover expenses on our existing properties.

        Taxes other than income increased $32.2 million for the six months ended June 30, 2013 as compared to the same period in 2012 primarily due to $31.0 million of taxes associated with our recently acquired properties and the increase in production within these areas as we continue to carry out our development plan. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease directly. On a per unit basis, taxes other than income were $7.21 per Boe and $5.29 per Boe for the six months ended June 30, 2013 and 2012, respectively.

        Gathering and other expenses for the six months ended June 30, 2013 and 2012 were $3.1 million and $0.1 million, respectively. In 2013, approximately $1.1 million of these expenses were attributable to midstream infrastructure that we are developing in the Woodbine and Utica / Point Pleasant areas and approximately $2.0 million relates to gathering and other fees paid on our oil and natural gas production.

        In March 2012, we announced our intention to close the Plano, Texas office and began the process of relocating key administrative functions to our corporate headquarters in Houston, Texas (the Restructuring). As part of the Restructuring, we offered certain severance and retention benefits to affected employees. We incurred $0.5 million and $1.0 million in costs associated with the Restructuring, which is now complete, for the six months ended June 30, 2013 and 2012, respectively.

        General and administrative expense for the six months ended June 30, 2013 increased $29.6 million to $58.1 million as compared to the same period in 2012. The increase in general and administrative expenses is attributable to increases in payroll and related employee benefit costs of $14.9 million, office related expenses of $7.6 million and professional fees of $7.0 million, in support of the expanding business base and increased corporate activities subsequent to the Recapitalization.

        Share-based compensation expense for the six months ended June 30, 2013 was $7.0 million, an increase of $2.3 million compared to the same period in 2012. In 2012, we incurred approximately $4.3 million for the accelerated vesting of restricted stock awards and stock appreciation rights resulting from the change in control that occurred due to the Recapitalization in February 2012. The year over year increase, excluding these change in control payments, approximates $6.6 million, which is a reflection of the investment in personnel since the prior year.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume as of the beginning of the period for the evaluated properties. Depletion expense increased $162.3 million to $172.8 million for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to a higher depletion rate per Boe and increased production. On a per unit basis, depletion expense was $34.59 per Boe for the six months ended June 30, 2013 compared to $14.54 per Boe for the six months ended June 30, 2012. The increase in depletion expense and the depletion rate per Boe is primarily due to the increase in production volumes and reserves as a result of the Merger, the East Texas Acquisition and the Williston Basin Acquisitions during the third and fourth quarters of 2012.

        Accretion expense is a function of changes in the discounted asset retirement obligation liability from period to period. We recorded accretion expense of $1.8 million for the six months ended June 30, 2013, compared to $0.8 million for the same period in 2012.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. We have also, in the past, entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At June 30, 2013, we had a $20.6 million derivative asset, $9.3 million of which was classified as current, and we had a $5.2 million derivative liability, all of which was classified as current. We recorded a net derivative gain of $15.7 million ($17.7 million net unrealized gain and $2.0 million net realized loss on settled contracts and premium costs) for the six months ended June 30, 2013 compared to a net derivative gain of $8.7 million ($7.7 million net unrealized gain and $1.0 million net realized gain), in the same period in 2012.

        Interest expense decreased $6.6 million for the six months ended June 30, 2013 from the same period in 2012. Capitalized interest for the six months ended June 30, 2013 and 2012 was $106.4 million and $3.4 million, respectively. This increase in capitalized interest was driven by the $1.8 billion increase in our unevaluated properties since June 30, 2012. Interest expense subject to capitalization increased to $118.6 million in the six months ended June 30, 2013 from $20.7 million in the comparable prior year period. The increase in interest subject to capitalization is attributed to the 2020 Notes and the 2021 Notes, which were issued subsequent to June 30, 2012.

        We recorded an income tax provision of $26.4 million for the six months ended June 30, 2013 due to our pre-tax income of $69.0 million compared to a tax provision of $0.2 million on a pre-tax loss of $25.5 million in the prior year. The effective tax rate for the six months ending June 30, 2013 was 38.3% compared to 0.8% for the six months ending June 30, 2012. The change in effective tax rate is primarily due to the increase in pre-tax income in the current year and the impact of federal income tax limitations on the deductibility of interest expense on the 2017 Note issued as part of the Recapitalization in February 2012.

Recently Issued Accounting Pronouncements

        We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation."

Related Person Transaction

        In the third quarter of 2013, we expect to close on the acquisition of certain oil and natural gas properties from an unaffiliated third party, which transaction may aggregate up to approximately $2 million. In connection therewith, we have agreed to pay a brokerage fee to Justin Elkouri, who located the selling party and assisted us in the acquisition. Justin Elkouri is not employed by us and provided services as an independent contractor in connection with the transaction. Depending on the amount of acreage ultimately acquired by us, he may receive a brokerage fee of up to approximately

$93,000 for these services. Justin Elkouri is the adult son of David S. Elkouri, our Executive Vice President and General Counsel. Mr. Elkouri has no financial interest in the transaction or in any fee paid to his son. The fee to be paid to Justin Elkouri is commensurate with brokerage fees we pay to unrelated third parties under similar circumstances, and the fee was reviewed and approved by our Audit Committee in accordance with our policies and procedures relating to transactions involving executives and members of their family.

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

        We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Historically, we entered into interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At June 30, 2013, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

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

Fair Market Value of Financial Instruments

        The estimated fair values for financial instruments under ASC 825, Financial Instruments (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, "Fair Value Measurements" for additional information.

Interest Rate Sensitivity

        We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and ABR based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

        At June 30, 2013, total long-term debt was $2.7 billion of which approximately 87% bears interest at a weighted average fixed interest rate of 9.0% per year. The remaining 13% of our total debt balance at June 30, 2013 bears interest at floating or market interest rates that, at our option, are tied to prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At June 30, 2013, the weighted average interest rate on our variable rate debt was 2.2% per year. If the balance of our variable rate debt at June 30, 2013 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.2 million per quarter.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2013. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012, except as described below.

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

        Our Senior Credit Agreement limits our borrowings to the lesser of the borrowing base and the total commitments. Our borrowing base is currently $810.0 million. Our borrowing base is determined semi-annually, and may also be redetermined periodically at the discretion of the banks. Lower oil and natural gas prices may result in a reduction in our borrowing base at the next redetermination. A reduction in our borrowing base could require us to repay any indebtedness in excess of the borrowing base. Additionally, the indentures governing our senior unsecured debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be at least 2.0 to 1.0 under the most restrictive indenture. The second test applies only to borrowings under credit agreements, including indentures and our Senior Credit Agreement, that do not meet the first test and it limits these borrowings to the greater of a fixed sum of $750 million and 30% of our adjusted consolidated net tangible assets (as defined in all of our indentures), which is determined using discounted future net revenues from proved oil and natural gas reserves as of the end of each year. Currently, we are permitted to incur additional indebtedness under our indentures, but may be limited in the future. Lower oil and natural gas prices in the future could reduce our adjusted consolidated EBITDA, as well as our adjusted consolidated net tangible assets, and thus could reduce our ability to incur additional indebtedness.

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

         We are subject to various contractual limitations that effect the discretion of our management in operating our business.

        The indentures governing our senior unsecured debt and our Senior Credit Agreement and the certificate of designations governing our outstanding preferred stock contain various provisions that may limit our management's discretion in certain respects. In particular, these agreements limit our and our subsidiaries' ability to, among other things:

  •
  pay dividends on, redeem or repurchase shares of our common stock and, under certain circumstances, our outstanding preferred stock, and redeem or repurchase our subordinated debt;

  •
  make loans to others;

  •
  make investments;

  •
  incur additional indebtedness or issue preferred stock that is senior to our outstanding preferred stock as to dividends or rights upon liquidation, winding-up or dissolution;

  •
  create certain liens;

  •
  sell assets;

  •
  enter into agreements that restrict dividends or other payments from our restricted subsidiaries to us;

  •
  consolidate, merge or transfer all or substantially all of our assets and those of our restricted subsidiaries taken as a whole;

  •
  engage in transactions with affiliates;

  •
  enter into hedging contracts;

  •
  create unrestricted subsidiaries; and

  •
  enter into sale and leaseback transactions.

        Additionally, if dividends on our outstanding preferred stock are in arrears and unpaid for six or more quarterly periods, the holders (voting as a single class) of our outstanding preferred stock will be entitled to elect two additional directors to our Board of Directors until paid in full.

        Compliance with these and other limitations may limit our ability to operate and finance our business and engage in certain transactions in the manner we might otherwise. In addition, if we fail to comply with the limitations under our indentures or Senior Credit Agreement, our creditors, if the agreements so provide, may accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, lenders may be able to terminate any commitments they had made to make further funds available to us.

         We depend on computer and telecommunications systems and failures in our systems or cyber security attacks could significantly disrupt our business operations.

        We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we have developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. It is possible we could incur interruptions from cyber security attacks, computer viruses or malware. We believe that we have positive relations with our related vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties to our computing and communications infrastructure or our information systems could significantly disrupt our business operations.

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
3.8
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation, effective as of May 23, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 29, 2013).
3.9
Certificate of Designations, Preferences, Rights and Limitations of 5.75% Series A Convertible Perpetual Preferred Stock of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 18, 2013).
3.10
Certificate of Elimination of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed June 18, 2013).
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
4.17
Waiver, dated July 3, 2013, relating to Registration Rights Agreement dated December 6, 2012 by and among Halcón Resources Corporation and Petro-Hunt Holdings, LLC and Pillar Holdings, LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed July 10, 2013).
10.1
Second Amendment to Senior Revolving Credit Agreement, dated as of January 25, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 30, 2013).
10.2
Third Amendment to Senior Revolving Credit Agreement, dated as of April 26, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).
10.3
Purchase Agreement, dated January 9, 2013, among Halcón Resources Corporation, the subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 15, 2013).
10.4
Fourth Amendment to Senior Revolving Credit Agreement, dated as of May 8, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 14, 2013).
10.5
Fifth Amendment to Senior Revolving Credit Agreement, dated as of June 11, 2013, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 17, 2013).
10.6
Underwriting Agreement, dated June 13, 2013, among Halcón Resources Corporation, J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the underwriters named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 18, 2013).

10.7	†	Halcón Resources Corporation First Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K filed March 4, 2013).

10.8	†	Amendment No. 1 to Halcón Resources Corporation First Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2013).

12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1	*	Sarbanes-Oxley Section 302 certification of our Principal Executive Officer

31.2	*	Sarbanes-Oxley Section 302 certification of our Principal Financial Officer

32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached hereto.

†
Indicates management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HALCÓN RESOURCES CORPORATION
August 1, 2013	By:	/s/ FLOYD C. WILSON
		Name:	Floyd C. Wilson
		Title:	Chairman of the Board and Chief Executive Officer
August 1, 2013	By:	/s/ MARK J. MIZE
		Name:	Mark J. Mize
		Title:	Executive Vice President, Chief Financial Officer and Treasurer
August 1, 2013	By:	/s/ JOSEPH S. RINANDO, III
		Name:	Joseph S. Rinando, III
		Title:	Vice President and Chief Accounting Officer