Form 10-Q
period 2013-09-30
HALCON RESOURCES CORP
filed 2013-11-04
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

        At October 31, 2013, 414,595,678 shares of the Registrant's Common Stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$288,850	$65,670	$672,167	$109,050
Natural gas	7,457	3,918	19,971	6,875
Natural gas liquids	7,894	3,230	15,976	7,080

Total oil, natural gas and natural gas liquids sales	304,201	72,818	708,114	123,005
Other	806	489	2,090	560

Total operating revenues	305,007	73,307	710,204	123,565

Operating expenses:
Production:
Lease operating	37,539	14,197	94,676	30,113
Workover and other	2,029	1,123	4,276	2,384
Taxes other than income	26,613	5,814	62,616	9,648
Gathering and other	3,766	167	6,901	274
Restructuring	—	725	507	1,732
General and administrative	33,762	33,124	98,885	66,327
Depletion, depreciation and accretion	143,091	22,726	320,264	34,661
Full cost ceiling impairment	909,098	—	909,098	—
Other operating property and equipment impairment	67,254	—	67,254	—
Goodwill impairment	228,875	—	228,875	—

Total operating expenses	1,452,027	77,876	1,793,352	145,139

Income (loss) from operations	(1,147,020)	(4,569)	(1,083,148)	(21,574)
Other income (expenses):
Net gain (loss) on derivative contracts	(54,427)	(9,575)	(38,749)	(849)
Interest expense and other, net	(13,663)	(5,074)	(24,245)	(22,250)

Total other income (expenses)	(68,090)	(14,649)	(62,994)	(23,099)

Income (loss) before income taxes	(1,215,110)	(19,218)	(1,146,142)	(44,673)
Income tax benefit (provision)	360,283	(963)	333,868	(1,171)

Net income (loss)	(854,827)	(20,181)	(812,274)	(45,844)
Non-cash preferred dividend	—	—	—	(88,445)
Series A preferred dividends	(5,070)	—	(5,786)	—

Net income (loss) available to common stockholders	$(859,897)	$(20,181)	$(818,060)	$(134,289)

Net income (loss) per share of common stock:
Basic	$(2.19)	$(0.11)	$(2.22)	$(1.01)

Diluted	$(2.19)	$(0.11)	$(2.22)	$(1.01)

Weighted average common shares outstanding:
Basic	392,726	191,846	368,696	132,460

Diluted	392,726	191,846	368,696	132,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Current assets:
Cash	$461	$2,506
Accounts receivable	292,278	262,809
Receivables from derivative contracts	3,246	7,428
Current portion of deferred income taxes	10,992	5,307
Inventory	6,370	3,116
Prepaids and other	16,142	6,691

Total current assets	329,489	287,857

Oil and natural gas properties (full cost method):
Evaluated	4,806,377	2,669,245
Unevaluated	1,982,188	2,326,598

Gross oil and natural gas properties	6,788,565	4,995,843
Less—accumulated depletion	(1,809,963)	(588,207)

Net oil and natural gas properties	4,978,602	4,407,636

Other operating property and equipment:
Gas gathering and other operating assets	110,940	59,748
Less—accumulated depreciation	(10,330)	(8,119)

Net other operating property and equipment	100,610	51,629

Other noncurrent assets:
Goodwill	—	227,762
Receivables from derivative contracts	5,629	371
Debt issuance costs, net	63,258	51,609
Deferred income taxes	171,000	—
Equity in oil and natural gas partnerships	10,821	11,137
Funds in escrow	847	2,090
Other	11,182	934

Total assets	$5,671,438	$5,041,025

Current liabilities:
Accounts payable and accrued liabilities	$695,052	$590,551
Liabilities from derivative contracts	30,387	10,429
Asset retirement obligations	1,391	2,319
Current portion of long-term debt	695	—
Promissory notes	—	74,669

Total current liabilities	727,525	677,968

Long-term debt	3,003,855	2,034,498
Other noncurrent liabilities:
Liabilities from derivative contracts	1,146	2,461
Asset retirement obligations	86,646	72,813
Deferred income taxes	—	160,055
Other	2,510	10
Commitments and contingencies (Note 10)
Mezzanine equity:
Preferred stock: 1,000,000 shares of $0.0001 par value authorized; none and 10,880 shares of 8% Automatically Convertible, issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	695,238
Stockholders' equity:
Preferred stock: 1,000,000 shares of $0.0001 par value authorized; 345,000 and none shares of 5.75% Cumulative Perpetual Convertible Series A, issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Common stock: 670,000,000 and 336,666,666 shares of $0.0001 par value authorized; 414,616,509 and 259,802,377 shares issued; 414,616,509 and 258,152,468 outstanding at September 30, 2013 and December 31, 2012, respectively	41	26
Additional paid-in capital	2,940,585	1,681,717
Treasury stock: none and 1,649,909 shares at September 30, 2013 and December 31, 2012, respectively, at cost	—	(9,298)
Accumulated deficit	(1,090,870)	(274,463)

Total stockholders' equity	1,849,756	1,397,982

Total liabilities and stockholders' equity	$5,671,438	$5,041,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Preferred Stock		Common Stock			Treasury Stock
					Additional Paid-In Capital			Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2011	—	$—	27,695	$3	$229,414	1,450	$(7,159)	$(220,578)	$1,680
Warrants issued	—	—	—	—	43,590	—	—	—	43,590
Sale of common stock	—	—	115,232	11	568,989	—	—	—	569,000
Reverse-stock-split rounding	—	—	4	—	—	—	—	—	—
Sale of preferred stock	4	311,556	—	—	—	—	—	—	311,556
Preferred stock conversion	(4)	(385,476)	44,445	5	385,471	—	—	—	—
Offering costs	—	(14,525)	—	—	(5,078)	—	—	—	(19,603)
Common stock issuance	—	—	72,114	7	452,032	—	—	—	452,039
Net loss	—	—	—	—	—	—	—	(53,885)	(53,885)
Preferred beneficial conversion feature	—	—	—	—	88,445	—	—	—	88,445
Non-cash preferred dividend	—	88,445	—	—	(88,445)	—	—	—	—
Long-term incentive plan grants	—	—	312	—	—	—	—	—	—
Repurchase of stock	—	—	—	—	—	200	(2,139)	—	(2,139)
Share-based compensation	—	—	—	—	7,299	—	—	—	7,299

Balances at December 31, 2012	—	$—	259,802	$26	$1,681,717	1,650	$(9,298)	$(274,463)	$1,397,982
Net loss	—	—	—	—	—	—	—	(812,274)	(812,274)
Dividend on Series A preferred stock	—	—	855	—	4,133	—	—	(4,133)	—
Preferred stock conversion	—	—	108,801	11	695,227	—	—	—	695,238
Sale of Series A preferred stock	345	—	—	—	345,000	—	—	—	345,000
Common stock issuance	—	—	43,700	4	222,866	—	—	—	222,870
Offering costs	—	—	—	—	(17,313)	—	—	—	(17,313)
Long-term incentive plan grants	—	—	3,256	—	—	—	—	—	—
Long-term incentive plan forfeitures	—	—	(146)	—	—	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(1)	—	(5)	—	—	—	(5)
Retirement of shares in treasury	—	—	(442)	—	(2,492)	(442)	2,492	—	—
Long-term incentive plan grants issued out of treasury	—	—	(1,208)	—	(6,806)	(1,208)	6,806	—	—
Share-based compensation	—	—	—	—	18,258	—	—	—	18,258

Balances at September 30, 2013	345	$—	414,617	$41	$2,940,585	—	$—	$(1,090,870)	$1,849,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(812,274)	$(45,844)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	320,264	34,661
Full cost ceiling impairment	909,098	—
Other operating property and equipment impairment	67,254	—
Goodwill impairment	228,875	—
Deferred income tax provision (benefit)	(334,881)	1,030
Share-based compensation, net	11,994	3,866
Unrealized loss (gain) on derivative contracts	18,956	3,197
Amortization and write-off of deferred loan costs	1,343	6,247
Non-cash interest and amortization of discount and premium	1,395	8,620
Other income (expense)	(5,241)	470
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(83,001)	(25,609)
Inventory	(557)	(1,565)
Prepaids and other	(8,441)	(2,179)
Accounts payable and accrued liabilities	76,821	18,984

Net cash provided by (used in) operating activities	391,605	1,878

Cash flows from investing activities:
Oil and natural gas capital expenditures	(1,828,969)	(716,112)
Other operating property and equipment capital expenditures	(120,071)	(18,133)
Proceeds received from sales of oil and gas assets	160,268	—
Acquisition of GeoResources, Inc., net of cash acquired	—	(579,497)
Acquisition of East Texas Assets	—	(296,139)
Acquisition of Williston Basin Assets	(32,181)	—
Funds held in escrow and other	(5,547)	(2,435)

Net cash provided by (used in) investing activities	(1,826,500)	(1,612,316)

Cash flows from financing activities:
Proceeds from borrowings	2,760,000	1,282,255
Repayments of borrowings	(1,858,400)	(328,000)
Debt issuance costs	(19,302)	(23,657)
Offering costs	(17,313)	(18,535)
Common stock repurchased	—	(2,139)
Series A preferred stock issued	345,000	—
Preferred stock issued	—	311,556
Preferred beneficial conversion feature	—	88,445
Common stock issued	222,870	275,000
Warrants issued	—	43,590
Other	(5)	—

Net cash provided by (used in) financing activities	1,432,850	1,628,515

Net increase (decrease) in cash	(2,045)	18,077
Cash at beginning of period	2,506	49

Cash at end of period	$461	$18,126

Disclosure of non-cash investing and financing activities:
Accrued capitalized interest	$10,549	$11,690
Asset retirement obligations	10,077	689
Non-cash preferred dividend	—	88,445
Series A preferred dividends paid in common stock	4,133	—
Payment-in-kind interest	—	14,669
Common stock issued for GeoResources, Inc.	—	321,416
Common stock issued for the East Texas Assets	—	130,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

Basis of Presentation and Principles of Consolidation

        Halcón Resources Corporation (Halcón or the Company) is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich assets in the United States. The unaudited condensed consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. The Company operates in one segment which focuses on oil and natural gas acquisition, production, exploration and development. The Company's oil and natural gas properties are managed as a whole rather than through discrete operating areas. Operational information is tracked by operating area; however, financial performance is assessed as a whole. Allocation of capital is made across the Company's entire portfolio without regard to operating area. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Halcón follows the accounting policies disclosed in its 2012 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC). Please refer to the notes in the 2012 Annual Report on Form 10-K when reviewing interim financial results.

        During the third quarter of 2013, the Company determined that "Net cash provided by operating activities" and "Net cash used in investing activities" for the nine month period ended September 30, 2012 were both overstated by $11.7 million as a result of the inclusion of capitalized non-cash interest in the change in "Accounts payable and accrued liabilities" line item in operating cash flows and "Oil and natural gas capital expenditures" and "Other operating property and equipment capital expenditures" in investing cash flows. The Company has corrected the error, which had no impact to the net cash flows for the period, and provided related supplemental non-cash information in the accompanying unaudited condensed consolidated statements of cash flows for the nine month period ended September 30, 2012.

        As discussed in Item 8. Consolidated Financial Statements and Supplementary Data—Note 2, "Corrections of Immaterial Errors," to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the consolidated balance sheet as of December 31, 2011 was restated to reflect the correction of $4.3 million of tax basis adjustments to "Oil and natural gas properties" and "Deferred income taxes" for periods prior to January 1, 2007, and as such, the accumulated deficit and stockholders' equity balances of $262.2 million and $1.1 billion, respectively, reported on the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2012 have been adjusted to $266.5 million and $1.1 billion, respectively.

Consolidated Financial Statements

        The unaudited condensed consolidated financial statements include the accounts of Halcón and its majority-owned, controlled subsidiaries. The equity method is used to account for investments in affiliates in which the Company does not have majority ownership, but has the ability to exert significant influence. The Company's investment in an oil and natural gas limited partnership, in which the Company exerts significant influence, is accounted for under the equity method.

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. There were no significant allowances for doubtful accounts as of September 30, 2013 or December 31, 2012.

Other Operating Property and Equipment

        Gas gathering systems and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a 30-year estimated useful life. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life or productive capacity of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The Company capitalized $145.7 million and $39.9 million as of September 30, 2013 and December 31, 2012, respectively, related to the construction of its gas gathering systems before impairments.

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

        The Company reviews its gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires the Company to evaluate gas gathering systems and equipment and other operating assets for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of its gas gathering systems and other operating assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods. For the three months ended September 30, 2013, the Company recorded a non-cash impairment charge of $67.3 million in "Other operating property and equipment impairment" in the Company's unaudited condensed consolidated statements of operations and in "Gas gathering and other operating assets" in the Company's unaudited condensed consolidated balance sheets. The impairment relates to the Company's gross investments of $68.3 million in gas gathering infrastructure that will not be economically recoverable due to the Company's shift in exploration, drilling and developmental plans from the Woodbine to El Halcón during the third quarter of 2013. See Note 5, "Oil and natural gas properties," for additional discussion regarding related factors during the third quarter of 2013 that contributed to this impairment.

        In accordance with ASC 820, Fair Value Measurements and Disclosures (ASC 820), a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The estimate of the fair value of the Company's gas gathering systems was based on an income approach that estimated future cash flows associated with those assets, which resulted in negative net cash flows due to insufficient throughput of natural gas volumes and certain fixed costs necessary to operate and maintain the assets. This estimation includes the use of unobservable inputs, such as estimated future production, gathering and compression revenues and operating expenses. The use of these unobservable inputs results in the fair value estimate of the Company's gas gathering systems being classified as Level 3.

Goodwill

        Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. ASC 350, Intangibles—Goodwill and Other (ASC 350) requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if events occur or circumstances change that could potentially result in impairment. The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. However, the Company has only one reporting unit. The Company's goodwill as of December 31, 2012 relates to its acquisition of GeoResources. Refer to Note 4, "Acquisitions and Divestitures" for more details regarding the merger between the Company and GeoResources. The Company performs its goodwill impairment test annually, using a measurement date of July 1, or more often if circumstances require.

        The Company performed its annual goodwill impairment test during the third quarter of 2013, and based on this review, the Company recorded a non-cash impairment charge of $228.9 million to reduce

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

the carrying value of goodwill to zero. The Company has recorded the goodwill impairment in "Goodwill impairment" in the Company's unaudited condensed consolidated statements of operations. In the first step of the goodwill impairment test, the Company determined that the fair value of its reporting unit was less than the carrying amount, including goodwill, primarily due to pricing deterioration in the NYMEX forward pricing curve coupled with less favorable oil price differentials in the Company's core areas, both factors which adversely impacted the fair value of the Company's proved reserves. Therefore, the Company performed the second step of the goodwill impairment test, which led the Company to conclude that there would be no remaining implied fair value attributable to goodwill.

        In estimating the fair value of its reporting unit, the Company used a combination of the income and market approaches. For purposes of estimating the fair value of the Company's oil and natural gas proved reserves, an income approach was used which estimated fair value based on the anticipated cash flows associated with the Company's proved reserves, discounted using a weighted average cost of capital rate. In estimating the fair value of the Company's unproved acreage, a market approach was used in which a review of recent transactions involving properties in the same geographical location indicated the fair value of the Company's unproved acreage from a market participant perspective.

        The estimation of the fair value of the Company's reporting unit includes the use of unobservable inputs, such as estimates of proved reserves, unproved acreage values, the weighted average cost of capital (discount rate), future pricing beyond a certain period and estimated future capital and operating costs. The use of these unobservable inputs results in the fair value estimate being classified as Level 3. Although the Company believes the assumptions and estimates used in the fair value calculation of its reporting unit are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating the fair value of the reporting unit and performing the goodwill impairment test are inherently uncertain and require management judgment.

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

        In February 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This pronouncement should be applied prospectively to all unrecognized tax benefits that exist at the effective date and retrospective application is permitted. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently assessing the impact, if any, that the adoption of this pronouncement will have on its operating results and financial position.

2. RECAPITALIZATION

        On December 21, 2011, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with HALRES LLC, formerly Halcón Resources, LLC (HALRES). Pursuant to the Purchase Agreement, (i) HALRES purchased and the Company sold 73.3 million shares of the Company's common stock (the Shares) for a purchase price of $275 million and (ii) HALRES purchased and the Company issued a senior convertible promissory note in the original principal amount of $275 million (the 2017 Note) convertible into common stock at $4.50 per share, subject to adjustment under certain circumstances, together with five year warrants (the February 2012 Warrants) to purchase 36.7 million shares of the Company's common stock at an exercise price of $4.50 per share (the Recapitalization), subject to adjustment under certain circumstances. The 2017 Note is convertible after February 8, 2014 and if converted, would currently entitle the holder to 64.4 million shares of common stock. The Company and HALRES closed the transaction contemplated by the Purchase Agreement on February 8, 2012.

        In January 2012, shareholders holding a majority of the Company's outstanding shares of common stock approved the issuance of the Shares, the 2017 Note and the February 2012 Warrants pursuant to the terms of the Purchase Agreement. Additionally, effective upon the closing (i) the Company's certificate of incorporation was amended to (a) the Company's authorized shares of common stock were increased from 100 million shares to 1.01 billion shares, both of which were before the one-for-three reverse stock split; (b) a one-for-three reverse stock split of the Company's common stock was affected (which reduced the Company's authorized shares of common stock from 1.01 billion to 336.7 million shares); and (c) the name of the Company was changed from RAM Energy Resources, Inc. to Halcón Resources Corporation; and (ii) the Company's 2006 Long-Term Incentive Plan (the Plan) was amended to increase the number of shares that may be issued under the Plan from 2.5 million to 3.7 million shares.

        The closing of the transaction resulted in a change in control of the Company. Material events and items resulting from the transaction include the following:

  •
  completion of transactions contemplated by the Purchase Agreement and shareholder approval of the matters as discussed above;

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Severance Program
(In thousands)
Ending balance, December 31, 2012	$2,131
Severance and retention payments	(2,627)
Net increase in accrual	496

Ending balance, September 30, 2013	$—

4. ACQUISITIONS AND DIVESTITURES

Acquisitions

Williston Basin Assets

        On December 6, 2012, the Company completed the acquisition of two wholly-owned subsidiaries of Petro-Hunt Holdings, LLC and Pillar Holdings, LLC (the Petro-Hunt Parties), which owned acreage prospective for the Bakken/Three Forks formations located in North Dakota, in Williams, Mountrail, McKenzie and Dunn counties (the Williston Basin Assets). The Company completed the acquisition of the Williston Basin Assets for total consideration of approximately $1.5 billion, consisting of approximately $788.2 million in cash and approximately 10,880 shares of the Company's preferred stock that automatically converted into 108.8 million shares of Halcón common stock on January 18, 2013 (equivalent to a conversion price of approximately $7.45 per share of Halcón common stock based on the liquidation preference), following stockholder approval of such conversion and an amendment to Halcón's certificate of incorporation to increase the number of shares of common stock that Halcón is authorized to issue (the Williston Basin Acquisition). The Williston Basin Acquisition significantly expanded the Company's presence in North Dakota, adding undeveloped acreage, oil and natural gas reserves and production to its existing asset base and operations in this area.

        The transaction had an effective date of June 1, 2012 and was subject to customary closing conditions, as well as the execution and delivery of certain other agreements, including a Registration Rights Agreement, dated December 6, 2012. In accordance with the Registration Rights Agreement, as amended, on September 27, 2013, the Company filed a shelf registration statement providing for the resale of shares of the Company's common stock issued to the Petro-Hunt Parties in the acquisition.

GeoResources, Inc.

        On August 1, 2012, the Company completed an acquisition of GeoResources, Inc. (GeoResources) by means of the merger of GeoResources into a wholly-owned subsidiary of the Company (the Merger) and began reflecting GeoResources' results of operations in the Company's unaudited condensed consolidated statements of operations. In connection with the Merger, each share of GeoResources

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES (Continued)

common stock issued and outstanding immediately prior to the effective date of the Merger was converted into the right to receive $20.00 in cash and 1.932 shares of the Company's common stock.

        In the Merger, the Company issued a total of approximately 51.3 million shares of its common stock and paid approximately $531.5 million in cash to former GeoResources stockholders, resulting in a total purchase price plus liabilities assumed of approximately $1.3 billion. The acquisition expanded the Company's presence in the Bakken/Three Forks formations of North Dakota and Montana, and the Austin Chalk trend and Eagle Ford Shale in Texas, adding oil and natural gas reserves and production to its existing asset base in these areas.

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

Pro Forma Impact of Acquisitions (Unaudited)

        As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, the acquisitions of the Williston Basin Assets and the East Texas Assets, as well as the Merger were accounted for as business combinations in accordance with Accounting Standards Codification (ASC) No. 805, Business Combinations (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Certain assets and liabilities may be adjusted as additional information is obtained, but no later than one year from the respective acquisition dates. The purchase price for the Williston Basin Assets is still preliminary due to the use of estimates based on information that was available to management. During the nine months ended September 30, 2013, there were no adjustments to the purchase price of the East Texas Assets; however, there were minor adjustments to the respective purchase prices of GeoResources and the Williston Basin Assets related to accruals, settlements and working capital changes as a result of better information obtained during the period.

        The following unaudited pro forma combined results of operations are provided for the three and nine months ended September 30, 2012 as though the Merger, the East Texas Acquisition and the Williston Basin Acquisition had been completed as of the beginning of the comparable prior annual reporting period, or January 1, 2011. The pro forma combined results of operations for the three and nine months ended September 30, 2012 have been prepared by adjusting the historical results of the Company to include the historical results of GeoResources, the East Texas Assets and the Williston Basin Assets. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the period presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Merger, the East Texas Acquisition and the Williston Basin Acquisition, or any estimated costs that will be incurred to integrate GeoResources, the Williston Basin

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES (Continued)

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

(In thousands, except per share amounts)	Three Months Ended September 30, 2012 (Unaudited)	Nine Months Ended September 30, 2012 (Unaudited)
Revenue	$152,723	$431,038
Net income (loss)	6,850	37,344
Net income (loss) available to Halcón common stockholders	6,850	(51,101)
Pro forma net income (loss) per common share:
Basic	$0.02	$(0.17)
Diluted	$0.02	$(0.17)

Divestitures

Eagle Ford Shale Assets

        On July 19, 2013, the Company completed the sale of its interest in Eagle Ford Shale assets located in Fayette and Gonzales Counties, Texas, previously acquired as part of the Merger, to private buyers for proceeds of approximately $147.9 million, before post-closing adjustments. The transaction had an effective date of January 1, 2013. Proceeds from the sale were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded.

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

evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the full cost ceiling test limitation. During the three months ended September 30, 2013, the Company transferred $655.7 million of unevaluated property costs to the full cost pool primarily related to Woodbine assets in East Texas where capital has been reallocated to El Halcón, and certain Utica/Point Pleasant assets in Northwest Pennsylvania related to non-economical drilling results obtained in the third quarter of 2013.

        Investments in unevaluated oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress, qualify for interest capitalization. The capitalized interest is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred that are excluded from the full cost pool; however, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the unaudited condensed consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. For the three and nine months ended September 30, 2013, the Company capitalized interest costs of $52.6 million and $157.6 million, respectively. For the three and nine months ended September 30, 2012, the Company capitalized interest costs of $19.4 million and $22.8 million, respectively.

        At September 30, 2013 the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average of the 12-months ended September 30, 2013 of the West Texas Intermediate (WTI) spot price of $95.20 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average of the 12-months ended September 30, 2013 of the Henry Hub price of $3.61 per million British thermal units (Mmbtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at September 30, 2013 exceeded the ceiling amount. As a result, the Company recorded a full cost ceiling test impairment before income taxes of $909.1 million and $574.8 million after taxes. The combined impact of less favorable oil price differentials adversely affecting proved reserve values and the aforementioned transfers of unevaluated Woodbine and Utica properties to the full cost pool contributed to the ceiling impairment. The Company has recorded the full cost ceiling test impairment in "Full cost ceiling impairment" in the Company's unaudited condensed consolidated statements of operations and in "Accumulated depletion" in the Company's unaudited condensed consolidated balance sheets. In addition, the full cost ceiling impairment contributed to the change in the Company's deferred tax liability as of December 31, 2012 to a deferred tax asset at September 30, 2013. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine the Company's actual ceiling test calculation and impairment analyses in future periods.

        At September 30, 2012 the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average of the 12-months ended September 30, 2012 of the WTI spot price of $94.97 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average of the 12-months ended September 30, 2012 of the Henry Hub price of $2.83 per Mmbtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at September 30, 2012 did not exceed the ceiling amount.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT

        Long-term debt as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013(1)	December 31, 2012(1)
	(In thousands)
Senior revolving credit facility	$232,000	$298,000
9.25% $400 million senior notes(2)	400,000	—
8.875% $1.35 billion senior notes(3)	1,372,877	744,421
9.75% $750 million senior notes(4)	740,899	740,232
8.0% $275 million convertible note(5)	257,385	251,845
Deferred premiums on derivative contracts	694	—

	$3,003,855	$2,034,498

(1)
Table excludes $0.7 million of deferred premiums on derivative contracts which were classified as current at September 30, 2013. Table excludes $74.7 million of promissory notes which were classified as current at December 31, 2012.

(2)
On August 13, 2013, the Company completed the issuance of $400 million principal amount of its 9.25% Senior Notes due 2022. See "9.25% Senior Notes" below for more details.

(3)
Amount is net of a $5.2 million and a $5.6 million unamortized discount at September 30, 2013 and December 31, 2012, respectively, related to the issuance of the original 2021 Notes. On January 14, 2013, the Company completed the issuance of an additional $600 million principal amount of its 8.875% Senior Notes. The unamortized premium related to these additional 2021 Notes was approximately $28.1 million at September 30, 2013. See "8.875% Senior Notes" below for more details.

(4)
Amount is net of a $9.1 million and a $9.8 million unamortized discount at September 30, 2013 and December 31, 2012, respectively. See "9.75% Senior Notes" below for more details.

(5)
Amount is net of a $32.3 million and a $37.8 million unamortized discount at September 30, 2013 and December 31, 2012, respectively. See "8.0% Convertible Note" below for more details.

Senior Revolving Credit Facility

        In connection with the closing of the Recapitalization, discussed in Note 2, "Recapitalization," the Company entered into a senior secured revolving credit agreement (the Senior Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto on February 8, 2012. The Senior Credit Agreement provides for a $1.5 billion facility with a current borrowing base of $850.0 million that was affirmed in the redetermination that occurred on October 31, 2013, subject to a reduction to $800.0 million upon the closing of all three non-core divestitures discussed in Note 15, "Subsequent Event." Amounts borrowed under the Senior Credit Agreement will mature on February 8, 2017. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The borrowing base is subject to a reduction equal to the product of 0.25 multiplied by the stated principal amount (without regard to any initial issue

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

discount) of any future notes or other long-term debt securities that the Company may issue. Funds advanced under the Senior Credit Agreement may be paid down and re-borrowed during the five-year term of the revolver. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 0.50% to 1.50% for ABR-based loans or at specified margins over LIBOR of 1.50% to 2.50% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the facility. Advances under the Senior Credit Agreement are secured by liens on substantially all of the Company's properties and assets. The Senior Credit Agreement contains customary representations, warranties and covenants including, among others, restrictions on the payment of dividends on the Company's capital stock and financial covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0.

        At September 30, 2013, under the then effective borrowing base of $710.0 million, the Company had $232.0 million of indebtedness outstanding, $1.2 million of letters of credit outstanding and $476.8 million of borrowing capacity available under the Senior Credit Agreement.

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

        On April 26, 2013, the Company entered into the Third Amendment to the Senior Credit Agreement which amends the Senior Credit Agreement in order to provide, among other things, additional flexibility under certain affirmative and negative covenants.

        On May 8, 2013, the Company entered into the Fourth Amendment to the Senior Credit Agreement (the Fourth Amendment). The Fourth Amendment provides for modifications to the

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

calculation that measures compliance with the interest coverage test. The provisions of the Fourth Amendment are superseded by the Sixth Amendment discussed herein.

        On June 11, 2013, the Company entered into the Fifth Amendment to the Senior Credit Agreement (the Fifth Amendment). The Fifth Amendment permits, among other things, the Company to pay cash dividends to holders of the Company's preferred capital stock.

        On October 31, 2013, the Company entered into the Sixth Amendment to the Senior Credit Agreement (the Sixth Amendment). The Sixth Amendment increases the borrowing base to $850.0 million with an automatic reduction to $800.0 million upon the closing of all three non-core divestitures discussed in Note 15, "Subsequent Event." Additionally, the Sixth Amendment provides for EBITDA (as defined in the Senior Credit Agreement) to be annualized for the next three fiscal quarters for purposes of measuring compliance with the interest coverage test. Specifically, (i) for the fiscal quarter ended December 31, 2013, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the three month period then ended multiplied by 4; (ii) for the fiscal quarter ended March 31, 2014, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the six month period then ended multiplied by 2; and (iii) for the fiscal quarter ended June 30, 2014, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the nine month period then ended multiplied by 4/3.

        At September 30, 2013, the Company was in compliance with the financial debt covenants under the Senior Credit Agreement.

9.25% Senior Notes

        On August 13, 2013, the Company issued at par $400 million aggregate principal amount of 9.25% senior notes due 2022 (the 2022 Notes). The net proceeds from the offering of approximately $392.1 million (after deducting commissions and offering expenses) were used to repay a portion of the then outstanding borrowings under the Company's Senior Credit Agreement.

        The 2022 Notes bear interest at a rate of 9.25% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2014. The 2022 Notes will mature on February 15, 2022. The 2022 Notes are senior unsecured obligations of the Company, rank equally with all of its current and future senior indebtedness and are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing 100% owned subsidiaries. Halcón, the issuer of the 2022 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        In connection with the sale of the 2022 Notes, the Company entered into a registration rights agreement, pursuant to which the Company agreed to conduct a registered exchange offer for the 2022 Notes or cause to become effective a shelf registration statement providing for the resale of the 2022 Notes. In connection with the exchange offer, the Company is required to (a) file an exchange offer registration statement and use its reasonable best efforts to cause such registration statement to become effective, (b) promptly following the effectiveness of such registration statement, offer to exchange new registered notes having terms substantially identical to the 2022 Notes for outstanding 2022 Notes, and (c) keep the registered exchange offer open for not less than 20 business days after the date notice of the exchange offer is mailed to the holders of the 2022 Notes. If the exchange offer is not consummated within 365 days after August 13, 2013, or upon the occurrence of certain other contingencies, the Company has agreed to file a shelf registration statement to cover resales of the 2022 Notes by holders who satisfy certain conditions relating to the provision of information in

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

connection with the shelf registration statement. If the Company fails to comply with certain obligations under the registration rights agreement it will be required to pay liquidated damages in the form of additional cash interest to the holders of the 2022 Notes.

        On or before August 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 2022 Notes with the net cash proceeds of certain equity offerings at a redemption price of 109.250% of the principal amount plus accrued and unpaid interest to the redemption date provided that: at least 65% in aggregate principal amount of the 2022 Notes originally issued remains outstanding immediately after the redemption and the redemption occurs within 180 days of the related equity offering. In addition, at any time prior to August 15, 2017, the Company may redeem some or all of the 2022 Notes for the principal amount thereof, plus accrued and unpaid interest plus a make whole premium equal to the excess, if any of (a) the present value at such time of (i) the redemption price of such note at August 15, 2017, plus (ii) any required interest payments due on the notes through August 15, 2017 (excluding currently accrued and unpaid interest) computed using a discount rate equal to the Treasury Rate plus 50 basis points, discounted to the redemption date on a semi-annual basis, over (b) the principal amount of such note.

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

        The 2021 Notes bear interest at a rate of 8.875% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013. The Notes will mature on May 15, 2021. The 2021 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness. The 2021 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing 100% owned subsidiaries. Halcón, the issuer of the 2021 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

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

        In conjunction with the issuance of the 2021 Notes, the Company recorded a discount of approximately $5.7 million to be amortized over the remaining life of the 2021 Notes using the effective interest method. The remaining unamortized discount was $5.2 million at September 30, 2013. In conjunction with the issuance of the additional 2021 Notes, the Company recorded a premium of approximately $30.0 million to be amortized over the remaining life of the additional 2021 Notes using the effective interest method. The remaining unamortized premium was $28.1 million at September 30, 2013.

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

        The 2020 Notes bear interest at a rate of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2013. The 2020 Notes will mature on July 15, 2020. The 2020 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness. The 2020 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing 100% owned subsidiaries. Halcón, the issuer of the 2020 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

        In conjunction with the issuance of the 2020 Notes, the Company recorded a discount of approximately $10.2 million to be amortized over the remaining life of the 2020 Notes using the effective interest method. The remaining unamortized discount was $9.1 million at September 30, 2013.

8.0% Convertible Note

        On February 8, 2012, the Company issued the 2017 Note in the principal amount of $275.0 million together with the February 2012 Warrants for an aggregate purchase price of $275.0 million. The 2017 Note bears interest at a rate of 8% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year and matures on February 8, 2017. Through the March 31, 2014 interest payment date, the Company may elect to pay the interest in kind, by adding to the principal of the 2017 Note, all or any portion of the interest due on the 2017 Note. The Company elected to pay the interest in kind on March 31, June 30 and September 30, 2012, and rolled $3.2 million, $5.7 million and $5.8 million of interest incurred during the first, second and third quarters of 2012, respectively, into the 2017 Note, increasing the principal amount to $289.7 million. The Company did not elect to pay-in-kind interest for the quarterly payments due subsequent to September 30, 2012. At any time after February 8, 2014, the noteholder may elect to convert all or any portion of the principal amount and accrued but unpaid interest into common stock. Each $4.50 of principal and accrued but unpaid interest is convertible into one share of the Company's common stock. The 2017 Note is a senior unsecured obligation of the Company.

        The Company allocated the proceeds received for the 2017 Note and February 2012 Warrants on a relative fair value basis. Consequently, the Company recorded a discount of $43.6 million to be amortized over the remaining life of the 2017 Note utilizing the effective interest rate method. The remaining unamortized discount was $32.3 million at September 30, 2013.

Promissory Notes

        On December 28, 2012, the Company completed the acquisition of certain oil and natural gas properties in Brazos County, Texas for approximately $83.7 million, before and subject to, customary closing adjustments, consisting of approximately $8.4 million in cash and approximately $75.3 million in promissory notes. During the three months ended March 31, 2013, the Company completed its review of the properties and paid approximately $62.4 million during the period for properties deemed to have clear title and no defects. In addition, notice was given to the sellers of the Company's assertion of title and environmental defects amounting to $12.9 million for the remaining properties. During the three months ended September 30, 2013, the title and environmental defects were cured by the sellers and the Company paid the remaining portion of the purchase price. The promissory notes were classified as current at December 31, 2012.

        In conjunction with the issuance of the promissory notes in December 2012, the Company recorded a discount of approximately $0.6 million to be amortized over the remaining life of the promissory notes using the effective interest method. The Company expensed the discount during the first quarter of 2013.

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. During the first nine months of 2013, the Company capitalized approximately $19.3 million in costs associated with the issuance of the 2022

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

Notes, the additional 2021 Notes and costs incurred for amendments to the Company's Senior Credit Agreement and expensed $1.9 million of debt issuance costs in conjunction with the decreases in the Company's borrowing base under the Senior Credit Agreement. At September 30, 2013 and December 31, 2012, the Company had approximately $63.3 million and $51.6 million, respectively, of unamortized debt issuance costs.

7. FAIR VALUE MEASUREMENTS

        Pursuant to ASC 820, the Company's determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company's unaudited condensed consolidated balance sheets, but also the impact of the Company's nonperformance risk on its own liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

        The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2013 and December 31, 2012. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2013.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$8,875	$—	$8,875

Liabilities
Liabilities from derivative contracts	$—	$31,533	$—	$31,533

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

(1)
Liabilities from August 2012 warrants were recorded in "Accounts payable and accrued liabilities" on the unaudited condensed consolidated balance sheets.

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

        As of September 30, 2013 and December 31, 2012, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company's current derivative contracts is a lender or an affiliate of a lender in the Company's Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement.

        Warrants listed above at December 31, 2012 were carried at fair value. The Company recorded the net change in fair value on the August 2012 Warrants in "Interest expense and other, net" in the Company's unaudited condensed consolidated statements of operations. At December 31, 2012 and March 31, 2013, the Company valued the August 2012 Warrants based on observable market data, including treasury rates, historical volatility and data for similar instruments which resulted in the Company reporting its warrants as Level 2. During the nine months ended September 30, 2013, the Company recorded a gain of $1.6 million for the expiration of the warrants. See Note 11, "Preferred Stock and Stockholders' Equity" for additional discussion on the terms of the warrants.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

September 30, 2013 and December 31, 2012 (excluding discounts, premiums and deferred premiums on derivative contracts):

	September 30, 2013		December 31, 2012
Debt	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
9.25% $400 million senior notes	$400,000	$420,216	$—	$—
8.875% $1.35 billion senior notes	1,350,000	1,387,125	750,000	798,750
9.75% $750 million senior notes	750,000	798,750	750,000	815,160
8.0% $275 million convertible note	289,669	408,527	289,669	625,425

	$2,789,669	$3,014,618	$1,789,669	$2,239,335

        The fair value of the Company's fixed interest debt instruments was calculated using Level 2 criteria at September 30, 2013 and December 31, 2012.

        During the three months ended September 30, 2013, the Company recorded a non-cash impairment charge of $67.3 million related to its gas gathering systems. See Note 1, "Financial Statement Presentation," for a discussion of the valuation approach used and the classification of the estimate within the fair value hierarchy.

        As of July 1, 2013, the Company performed its annual goodwill impairment test which involved the fair value estimation of the Company's reporting unit. See Note 1, "Financial Statement Presentation," for a discussion of the valuation approaches used and the classification of the estimate within the fair value hierarchy.

        The Company follows the provisions of ASC 820, for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. These provisions apply to the Company's initial recognition of asset retirement obligations for which fair value is used. The asset retirement obligation estimates are derived from historical costs and management's expectation of future cost environments; and therefore, the Company has designated these liabilities as Level 3. See Note 9, "Asset Retirement Obligations," for a reconciliation of the beginning and ending balances of the liability for the Company's asset retirement obligations.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        At September 30, 2013 and December 31, 2012, the Company's crude oil and natural gas derivative positions consisted of swaps, costless put/call "collars" and put options. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. A sold put option limits the exposure of the counterparty's risk should the price fall below the strike price. Sold put options limit the effectiveness of purchased put options at the low end of the put/call collars to market prices in excess of the strike price of the put option sold. The Company has elected to not designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations.

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

        At September 30, 2013, the Company had 90 open commodity derivative contracts summarized in the following tables: 16 natural gas collar arrangements, one natural gas swap, 63 crude oil collar arrangements, five crude oil three-way collars, one crude oil put option, and four crude oil swaps.

        At December 31, 2012, the Company had 47 open commodity derivative contracts summarized in the following tables: two natural gas collar arrangements, two natural gas swaps, one natural gas basis swap, 28 crude oil collar arrangements, 10 crude oil three-way collars, and four crude oil swaps.

        All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012:

		Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	September 30, 2013	December 31, 2012	Balance sheet location	September 30, 2013	December 31, 2012
		(In thousands)			(In thousands)
Commodity contracts	Current assets—receivables from derivative contracts	$3,246	$7,428	Current liabilities—liabilities from derivative contracts	$(30,387)	$(10,429)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	5,629	371	Other noncurrent liabilities—liabilities from derivative contracts	(1,146)	(2,461)

Total derivatives not designated as hedging contracts under ASC 815		$8,875	$7,799		$(31,533)	$(12,890)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations:

		Amount of gain or (loss) recognized in income on derivative contracts for the Three Months Ended September 30,		Amount of gain or (loss) recognized in income on derivative contracts for the Nine Months Ended September 30,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2013	2012	2013	2012
		(In thousands)		(In thousands)
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$(38,095)	$(11,817)	$(20,379)	$(4,641)
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	(16,332)	2,242	(18,370)	3,850

Total net gain (loss) on commodity contracts		$(54,427)	$(9,575)	$(38,749)	$(791)

Interest rate swaps:
Unrealized gain (loss) on interest rate swaps	Other income (expenses)—net gain (loss) on derivative contracts	$—	$—	$—	$518
Realized gain (loss) on interest rate swaps	Other income (expenses)—net gain (loss) on derivative contracts	—	—	—	(576)

Total net gain (loss) on interest rate swaps		$—	$—	$—	$(58)

Total net gain (loss) on derivative contracts	Other income (expenses)—net gain (loss) on derivative contracts	$(54,427)	$(9,575)	$(38,749)	$(849)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        At September 30, 2013 and December 31, 2012, the Company had the following open crude oil and natural gas derivative contracts:

			September 30, 2013
				Floors		Ceilings		Put Options Sold
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
October 2013 - December 2013	Collars	Crude Oil	2,280,850	$80.00 - 100.00	$90.29	$91.65 - 107.25	$98.62
October 2013 - December 2013	Collars	Natural Gas	2,622,000	3.50 - 4.00	3.78	3.95 - 4.49	4.28
October 2013 - December 2013	Swaps	Crude Oil	90,000	97.60 - 105.55	102.18
October 2013 - December 2013	Swaps	Natural Gas	60,000	3.56	3.56
January 2014 - March 2014	Three-Way Collars	Crude Oil	144,000	95.00	95.00	98.60 - 109.50	100.03	70.00	70.00
January 2014 - June 2014	Collars	Crude Oil	724,000	90.00	90.00	96.50 - 99.50	98.00
January 2014 - December 2014	Collars	Crude Oil	7,573,750	85.00 - 95.00	88.67	93.60 - 108.45	96.22
January 2014 - December 2014	Collars	Natural Gas	11,862,500	3.75 - 4.00	3.85	4.26 - 4.55	4.35
April 2014 - June 2014	Three-Way Collars	Crude Oil	136,500	95.00	95.00	98.20 - 101.00	99.13	70.00	70.00
July 2014 - December 2014	Collars	Crude Oil	920,000	87.50 - 90.00	89.50	92.50 - 100.25	97.87
July 2014 - December 2014	Collars	Natural Gas	920,000	4.00	4.00	4.42	4.42
July 2014 - December 2014	Put	Crude Oil	184,000					90.00	90.00
January 2015 - June 2015	Collars	Crude Oil	678,750	85.00 - 90.00	88.00	92.50 - 98.50	95.72
January 2015 - December 2015	Collars	Crude Oil	1,095,000	90.00	90.00	99.35 - 100.25	99.87
January 2015 - December 2015	Collars	Natural Gas	6,387,500	4.00	4.00	4.55 - 4.85	4.68

			December 31, 2012
				Floors		Ceilings		Put Options Sold
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2013 - March 2013	Three-Way Collars	Crude Oil	130,500	$95.00 - 100.00	$95.34	$105.50 - 109.50	$101.36	$70.00	$70.00
January 2013 - March 2013	Basis Swaps	Natural Gas	225,000
January 2013 - March 2013	Collars	Crude Oil	31,500	95.00	95.00	101.50	101.50
January 2013 - March 2013	Swaps	Natural Gas	225,000	4.85	4.85
April 2013 - June 2013	Three-Way Collars	Crude Oil	120,575	95.00	95.00	99.50 - 100.60	99.77	70.00	70.00
April 2013 - June 2013	Collars	Crude Oil	29,575	95.00	95.00	100.60	100.60
July 2013 - September 2013	Collars	Crude Oil	147,200	95.00	95.00	99.00 - 101.50	99.94
October 2013 - December 2013	Collars	Crude Oil	142,600	95.00	95.00	99.00 - 101.00	99.71
January 2013 - December 2013	Collars	Crude Oil	5,201,250	80.00 - 100.00	89.04	91.65 - 107.25	98.06
January 2013 - December 2013	Collars	Natural Gas	1,825,000	3.75	3.75	4.26	4.26
January 2013 - December 2013	Swaps	Natural Gas	240,000	3.56	3.56
January 2013 - December 2013	Swaps	Crude Oil	360,000	97.60 - 105.55	102.18
February 2013 - December 2013	Collars	Crude Oil	250,500	100.00	100.00	104.15	104.15
April 2014 - June 2014	Three-Way Collars	Crude Oil	136,500	95.00	95.00	98.20 - 101.00	99.13	70.00	70.00
January 2014 - March 2014	Three-Way Collars	Crude Oil	144,000	95.00	95.00	98.60 - 109.50	100.03	70.00	70.00
January 2014 - December 2014	Collars	Crude Oil	2,190,000	85.00	85.00	95.10 - 96.35	95.92
January 2014 - December 2014	Collars	Natural Gas	1,825,000	3.75	3.75	4.26	4.26

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts at September 30,

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

2013 and December 31, 2012 in accordance with ASU 2011-11 and ASU 2013-01, which were effective beginning January 1, 2013:

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(In thousands)		(In thousands)
Gross Amounts Presented in the Consolidated Balance Sheet	$8,875	$7,799	$(31,533)	$(12,890)
Amounts Not Offset in the Consolidated Balance Sheet	(3,790)	(4,118)	3,696	3,899

Net Amount	$5,085	$3,681	$(27,837)	$(8,991)

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

        The Company recorded the following activity related to its ARO liability for the nine months ended September 30, 2013 (in thousands, inclusive of the current portion):

Liability for asset retirement obligations as of December 31, 2012	$75,132
Liabilities settled and divested	(2,717)
Additions	9,395
Acquisitions	3,832
Accretion expense	2,828
Revisions in estimated cash flows	(433)

Liability for asset retirement obligations as of September 30, 2013	$88,037

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas; Tulsa, Oklahoma; Denver, Colorado; and Williston, North Dakota as well as a number of other field office locations. Rent expense was approximately $6.8 million and $2.2 million for the nine months ended September 30, 2013 and 2012, respectively. In addition, the Company has commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2015. Early termination of the drilling rig commitments would result in termination penalties approximating $35.5 million, which would be in lieu of the remaining $57.4 million of drilling rig commitments as of September 30, 2013. As of September 30, 2013, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2012, as disclosed in the Company's Annual Report on Form 10-K, approximating $67.6 million in the aggregate, and containing various expiration dates through 2024.

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

        On December 6, 2012, the Company completed the Williston Basin Acquisition for a total adjusted purchase price of approximately $1.5 billion, consisting of approximately $788.2 million in cash and approximately $695.2 million in newly issued shares of Halcón preferred stock that automatically converted into 108.8 million shares of Halcón common stock (equivalent to a conversion price of approximately $7.45 per share of Halcón common stock), following stockholder approval on January 17, 2013 of such conversion and an amendment to Halcón's certificate of incorporation to increase the number of shares of common stock that Halcón is authorized to issue. The shares of preferred stock were issued to the Petro-Hunt Parties in a private placement pursuant to the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

        Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends at the rate of 5.75% per annum (the dividend rate) on the Liquidation Preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, in common stock of the Company or a combination thereof, and are payable on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2013. On September 3, 2013, the Company paid cumulative, declared dividends of $4.1 million by issuing 854,817 shares of common stock reflected as a non-cash dividend. As of September 30, 2013, cumulative, undeclared dividends on the Series A Preferred Stock amounted to approximately $1.7 million.

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

        On or after June 6, 2018, the Company may, at its option, give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of common stock of the Company at the conversion rate (as defined in the Series A Designation), if the closing sale price of the Company's common stock equals or exceeds 150% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days.

        If the Company undergoes a fundamental change (as defined in the Series A Designation) and a holder converts its shares of the Series A Preferred Stock at any time beginning at the opening of business on the trading day immediately following the effective date of such fundamental change and ending at the close of business on the 30th trading day immediately following such effective date, the holder will receive, for each share of the Series A Preferred Stock surrendered for conversion, a number of shares of common stock of the Company equal to the greater of: (1) the sum of (i) the conversion rate and (ii) the make-whole premium, if any, as described in the Series A Designation; and (2) the conversion rate which will be increased to equal (i) the sum of the $1,000 liquidation preference plus all accumulated and unpaid dividends to, but excluding, the settlement date for such conversion, divided by (ii) the average of the closing sale prices of the Company's common stock for the five consecutive trading days ending on the third business day prior to such settlement date; provided that the prevailing conversion rate as adjusted pursuant to this will not exceed 292.3977 shares of common

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

stock of the Company per share of the Series A Preferred Stock (subject to adjustment in the same manner as the conversion rate).

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

Common Stock

        On August 13, 2013, the Company completed the issuance and sale of 43.7 million shares of its common stock in an underwritten public offering. The shares of common stock sold have been registered under the Securities Act pursuant to a Registration Statement on Form S-3 (No. 333-188640), which was filed with the SEC and became automatically effective on May 16, 2013. The net proceeds to the Company from the offering of common stock were approximately $215.2 million, after deducting the underwriting discount and estimated offering expenses. The Company used the net proceeds from the offering to repay a portion of the then outstanding borrowings under its Senior Credit Agreement.

        On January 17, 2013, with stockholder approval, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to increase its authorized common stock by approximately 333.3 million shares for a total of 670.0 million authorized shares of common stock.

        On December 6, 2012, the Company completed the private placement of 41.9 million shares of common stock, par value $0.0001 per share, to CPP Investment Board PMI-2 Inc. (CPPIB), for gross proceeds of approximately $300.0 million, or $7.16 per share of common stock (the CPPIB Transaction). The net proceeds to the Company were $294.0 million following the payment of a $6.0 million capital commitment payment to CPPIB upon closing of the transaction. The shares of Halcón common stock were issued to CPPIB in a private placement pursuant to the exemptions from registration provided under Section 4(2) of the Securities Act. On September 27, 2013, the Company filed a shelf registration statement providing for the resale of certain of the shares of the Company's common stock held by CPPIB and its affiliates.

        In early August 2012, in connection with the Merger and the East Texas Acquisition, the Company issued 51.3 million and 20.8 million shares of common stock, respectively. The shares were issued at closing of the transactions as a portion of the consideration of the purchase price. See Note 4, "Acquisitions and Divestitures," for additional discussion on the issuance of common stock in connection with these transactions.

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

        In August 2012, as part of the Merger, the Company assumed outstanding GeoResources stock warrants. At the date of the Merger 0.6 million warrants were outstanding and converted to 1.2 million Halcón warrants (the August 2012 Warrants). Each GeoResources warrant was converted into an August 2012 Warrant to acquire one share of Halcón common stock (Share Portion) at an exercise price of $8.40 per share of common stock and the right to receive $20 in cash per equivalent assumed share (Cash Portion) at an exercise price of $0.82 per $1.00 received. The August 2012 Warrants contain substantially the same terms of the original GeoResources warrants with adjustments to the exercise price and addition of the Cash Portion to reflect the impact of the consideration per share from the Merger. These adjustments convert the terms to fundamentally equal what the warrant holders would have received had the warrants been exercised immediately prior to the close of the Merger. Under the terms of the August 2012 Warrants, the warrant holder must exercise the Share Portion and the Cash Portion in tandem. The August 2012 Warrants expired on June 9, 2013. The August 2012 Warrants were reflected as a current liability in the consolidated balance sheets at December 31, 2012 and were recorded at fair value. During the nine months ended September 30, 2013, the Company recorded a gain of $1.6 million for the expiration of the warrants. Changes in fair value and the gain upon expiration were recognized in "Interest expense and other" in the unaudited condensed consolidated statements of operations.

Incentive Plan

        On May 8, 2006, the Company's stockholders first approved its 2006 Long-Term Incentive Plan (the Plan). The Company reserved a maximum of 0.8 million shares of its common stock for issuances under the Plan. On May 8, 2008, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 0.8 million to 2.0 million. On May 3, 2010, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2.0 million to 2.5 million. On February 8, 2012, as part of the Recapitalization described in Note 2, "Recapitalization," the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2.5 million to 3.7 million. On May 17, 2012, shareholders approved an amendment and restatement of the Plan to (i) increase the maximum number of shares to be issued under the Plan from 3.7 million to 11.5 million; (ii) extend the effectiveness of the Plan for ten years from the date of approval; and (iii) amend various other provisions of the Plan. On May 23, 2013, shareholders approved an increase in authorized shares under the Plan from 11.5 million to 41.5 million. As of September 30, 2013 and December 31, 2012, a maximum of 25.6 million and 4.4 million shares of common stock, respectively, remained reserved for issuance under the Plan.

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

        For the three and nine months ended September 30, 2013, the Company recognized $5.0 million and $12.0 million, respectively, of share-based compensation expense as a component of "General and administrative" on the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2012, the Company recognized $1.4 million and $6.0 million, respectively, of share-based compensation expense.

Stock Options

        During the nine months ended September 30, 2013, the Company granted stock options under the Plan covering 6.1 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $4.43 to $8.23 with a weighted average exercise price of $7.07. These awards typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At September 30, 2013, the Company had $15.7 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.3 years.

        During the nine months ended September 30, 2012, the Company granted stock options covering approximately 2.0 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $6.26 to $11.55 with a weighted average price of $9.10. These awards vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At September 30, 2012, the Company had $5.9 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.7 years.

Restricted Stock

        During the nine months ended September 30, 2013, the Company granted 3.3 million shares of restricted stock under the Plan to directors and employees of the Company. These restricted shares were granted at prices ranging from $4.43 to $7.65 with a weighted average price of $6.91. Employee shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six-months from the date of grant. At September 30, 2013, the Company had $14.1 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.3 years.

        During the nine months ended September 30, 2012, the Company granted 0.3 million shares of restricted stock under the Plan to directors and employees of the Company. These restricted shares were granted at a prices ranging from $6.92 to $10.13 with a weighted average price of $9.29. Employee shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six-months from the date of grant. At September 30, 2012, the Company had $2.0 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 2.0 years.

        During the nine months ended September 30, 2012, the Company incurred compensation expense of $2.6 million primarily from the accelerated vesting of all unvested employee restricted stock shares

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Continued)

due to the change in control in the Company resulting from the Recapitalization as described in Note 2, "Recapitalization."

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

Treasury Stock

        As discussed above, during the nine months ended September 30, 2013, the Company granted 3.3 million shares of restricted stock under the Plan to directors and employees of the Company of which 1.2 million shares were issued out of treasury stock. In addition, the Company retired 0.4 million shares from treasury stock representing shares that were repurchased for taxes tendered upon vesting of stock based compensation awards in prior years. As of September 30, 2013, the Company had no issued shares held in treasury.

12. INCOME TAXES

        Under guidance contained in ASC 740, deferred taxes are determined by applying the provisions of enacted tax laws and rates for the jurisdictions in which the Company operates to the estimated future tax effects of the differences between the tax basis of assets and liabilities and their reported amounts in the Company's financial statements. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

        The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. At September 30, 2013 and December 31, 2012, the Company analyzed and made no adjustment to the valuation allowance.

        The Company recorded a tax benefit of $333.9 million on a pre-tax loss of $1.1 billion for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, the Company recorded a tax provision of $1.2 million on a pre-tax loss of $44.7 million. The effective tax rate for the nine months ended September 30, 2013 was 29.1% compared to 2.6% for the nine months ended September 30, 2012. The change in effective tax rate is primarily due to the pre-tax loss in the current year and the impact of federal income tax limitations on the deductibility of the third quarter 2013 goodwill impairment and interest expense on the 2017 Note issued as part of the Recapitalization in February 2012.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EARNINGS PER COMMON SHARE

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Basic:
Net income (loss) available to common stockholders	$(859,897)	$(20,181)	$(818,060)	$(134,289)

Weighted average basic number of common shares outstanding	392,726	191,846	368,696	132,460

Basic net income (loss) per share of common stock	$(2.19)	$(0.11)	$(2.22)	$(1.01)

Diluted:
Net income (loss) available to common stockholders	$(859,897)	$(20,181)	$(818,060)	$(134,289)

Weighted average basic number of common shares outstanding	392,726	191,846	368,696	132,460
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of February 2012 Warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of August 2012 Warrants	—	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted shares	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Conversion of 2017 Notes	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Conversion of preferred stock	—	Anti-dilutive	Anti-dilutive	Anti-dilutive
Conversion of Series A Preferred Stock	Anti-dilutive	—	Anti-dilutive	—

Weighted average diluted number of common shares outstanding	392,726	191,846	368,696	132,460

Diluted net income (loss) per share of common stock	$(2.19)	$(0.11)	$(2.22)	$(1.01)

        Common stock equivalents, including stock options, warrants, restricted shares, convertible debt, and preferred stock, totaling 170.9 million and 142.4 million shares for the three and nine months ended September 30, 2013, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses. Common stock equivalents of stock options, preferred stock, warrants and the 2017 Note totaling 78.8 million and 77.1 million shares for the three and nine months ended September 30, 2012, respectively, were not included in the computations of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
	(In thousands)
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$167,267	$143,794
Joint interest accounts	118,090	113,671
Affiliated partnerships	138	475
Other	6,783	4,869

	$292,278	$262,809

Prepaids and other:
Prepaids	$5,163	$3,690
Income tax receivable	10,919	2,993
Other	60	8

	$16,142	$6,691

Other noncurrent assets:
Deposits for acquisitions of oil and natural gas properties	$10,908	$—
Other	274	934

	$11,182	$934

Accounts payable and accrued liabilities:
Trade payables	$143,240	$147,679
Accrued oil and natural gas capital costs	313,739	282,245
Revenues and royalties payable	136,549	91,761
Accrued interest expense	67,401	45,201
Accrued employee compensation	17,811	12,321
Drilling advances from partners	16,189	8,840
Accounts payable to affiliated partnerships	120	822
Other	3	1,682

	$695,052	$590,551

15. SUBSEQUENT EVENT

        During the third quarter of 2013, the Company entered into three separate purchase and sale agreements with unrelated parties to divest certain distinct non-core conventional assets located throughout the United States for total consideration of approximately $302 million, two of which have closed as of the date of this report and the third is expected to close before year-end 2013. The transactions and consideration are subject to customary closing conditions and adjustments, with an effective date of July 1, 2013. Proceeds from the sales will be recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded. Upon the closing of all three divestitures, the Company expects the borrowing base under the Senior Credit Agreement to be reduced from $850.0 million to $800.0 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the three and nine months ended September 30, 2013 and 2012 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2012.

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed.

Overview

        We are an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. We were incorporated in Delaware on February 5, 2004 and were recapitalized on February 8, 2012. Historically, our producing properties have been located in basins with long histories of oil and natural gas operations. During 2012, we focused our efforts on the acquisition of unevaluated leasehold and producing properties in selected prospect areas. We have acquired acreage, and may acquire additional acreage, in several onshore liquids-rich basins in the United States. We now have an extensive drilling inventory in multiple basins that we believe allows for multiple years of profitable production growth and provides us with broad flexibility to direct our capital resources to projects with the greatest potential returns.

        Our average daily oil and natural gas production increased 384% in the first nine months of 2013 compared to the same period in the prior year. During the first nine months of 2013, we averaged 31,007 barrels of oil equivalent (Boe) per day compared to average daily production of 6,401 Boe per day during the first nine months of 2012. The increase in production compared to the prior year period was driven primarily by operated drilling results and the acquisitions of GeoResources, the East Texas Assets and the Williston Basin Assets. The acquisitions of GeoResources, the East Texas Assets and the Williston Basin Assets combined to contribute approximately 24,600 Boe per day of the increase. During the first nine months of 2013, we participated in the drilling of 213 gross (87.6 net) wells of which 210 gross (84.6 net) wells were completed and capable of production, and 3 gross (3.0 net) wells were dry holes.

        Our 2013 budget for drilling and completion capital expenditures has been increased from an initial budget of approximately $1.2 billion to approximately $1.4 billion. While this amount represents the vast majority of our expected capital expenditures in 2013, we have and will continue to incur additional capital expenditures associated with ongoing leasing efforts, transportation, infrastructure, and seismic and other expenditures. Our drilling and completion budget for 2013 is based on our current view of market conditions and current business plans, and is subject to change.

Recent Developments

Divestitures of Non-core Conventional Assets

        During the third quarter of 2013, we entered into three separate purchase and sale agreements with unrelated parties to divest certain distinct non-core conventional assets located throughout the United States for total consideration of approximately $302 million, two of which have closed as of the date of this report and the third is expected to close before year-end 2013. The transactions and consideration are subject to customary closing conditions and adjustments, with an effective date of July 1, 2013. Upon the closing of all three divestitures, we expect the borrowing base under our Senior Credit Agreement to be reduced from $850.0 million to $800.0 million.

Issuance of 2022 Senior Notes and Common Stock

        On August 13, 2013, we issued $400 million aggregate principal amount of 9.25% senior notes due 2022 issued at par (the 2022 Notes). The net proceeds from the offering were approximately $392.1 million after deducting the commissions and offering expenses and were used to repay a portion of the then outstanding borrowings on our Senior Credit Agreement. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, "Long-Term Debt" for additional information on the 2022 Notes.

        On August 13, 2013, we also completed the issuance and sale of 43.7 million shares of common stock in an underwritten public offering. The net proceeds from the offering of common stock were approximately $215.2 million, after deducting the underwriting discount and estimated offering expenses. We used the net proceeds from the offering to repay a portion of the then outstanding borrowings on our Senior Credit Agreement. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 11, "Preferred Stock and Stockholders' Equity" for additional information on the common stock offering.

Divestiture of Eagle Ford Assets

        On July 19, 2013, we completed the sale of our interest in Eagle Ford assets in Fayette and Gonzales Counties, Texas, previously acquired as part of the Merger, to private buyers for proceeds of approximately $147.9 million, before post-closing adjustments. The transaction had an effective date of January 1, 2013. Proceeds from the sale were recorded as a reduction to the carrying value of our full cost pool with no gain or loss recorded.

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

Amendments to the Senior Credit Agreement and Borrowing Base

        On October 31, 2013, we entered into the Sixth Amendment to the Senior Credit Agreement (the Sixth Amendment). The Sixth Amendment increases our borrowing base to $850.0 million with an automatic reduction to $800.0 million upon the closing of all three non-core divestitures discussed in Note 15, "Subsequent Event." Additionally, the Sixth Amendment provides for EBITDA (as defined in the Senior Credit Agreement) to be annualized for the next three fiscal quarters for purposes of measuring compliance with the interest coverage test. Specifically, (i) for the fiscal quarter ended December 31, 2013, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the three month period then ended multiplied by 4; (ii) for the fiscal quarter ended March 31, 2014, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the six month period then ended multiplied by 2; and (iii) for the fiscal quarter ended June 30, 2014, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the nine month period then ended multiplied by 4/3.

        On June 11, 2013, we entered into the Fifth Amendment to the Senior Credit Agreement (the Fifth Amendment). The Fifth Amendment permits, among other things, us to pay cash dividends to holders of our preferred capital stock.

        On May 8, 2013, we entered into the Fourth Amendment to the Senior Credit Agreement (the Fourth Amendment). The Fourth Amendment provides for modifications to the calculation that measures compliance with the interest coverage test. The provisions of the Fourth Amendment are superseded by the Sixth Amendment discussed herein.

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

Capital Resources and Liquidity

        During 2013, we shifted the primary focus of our capital program from acquiring leasehold and producing properties to drilling and completion activities. We are currently focused on developing our core areas which include the Bakken / Three Forks formations in North Dakota, the Eagle Ford formation in East Texas, and the Utica / Point Pleasant formations in Ohio and Pennsylvania. In addition to our ongoing drilling and completion activities we continue to acquire leasehold in our core areas and select other exploratory areas we believe are prospective for oil and liquids-rich hydrocarbons. During the first nine months of 2013, we invested $1.8 billion in oil and natural gas capital expenditures, including drilling and completions and other capital costs.

        Our near-term capital spending requirements are expected to be funded with cash flows from operations, proceeds from potential non-core asset dispositions, proceeds from potential capital market transactions and borrowings under our Senior Credit Agreement, which has a current borrowing base of $850.0 million that was affirmed in the redetermination that occurred on October 31, 2013. Should all three of non-core divestitures successfully close, we expect the borrowing base to be reduced to $800.0 million. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 15, "Subsequent Event" for more details on the non-core divestitures. Our borrowing base is redetermined on a semi-annual basis (with us and the lenders each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations) and adjusted based on our oil and natural gas properties, reserves, other indebtedness and other relevant factors. Our ability to utilize the full amount of our borrowing capacity is influenced by a variety of factors, including redeterminations of our borrowing base, and covenants under our Senior Credit Agreement and our senior unsecured debt indentures. Our Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.5 to 1.0. We are subject to additional covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. Additionally, the indentures governing our senior unsecured debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test, the fixed charge coverage ratio test, applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be at least 2.0 to 1.0. The second test allows us to incur additional indebtedness, beyond the limitations of the fixed charge coverage ratio test, as long as this additional debt is incurred under Credit Facilities (as defined in our indentures) and the amount of such additional indebtedness is not more than the greater of a fixed sum of $750 million or 30% of our adjusted consolidated net tangible assets (as defined in our indentures), which is determined primarily using discounted future net revenues from proved oil and natural gas reserves as of the end of each year. At September 30, 2013, under our then effective borrowing base of $710.0 million, we had $232.0 million of indebtedness outstanding, $1.2 million of letters of credit outstanding and $476.8 million of borrowing capacity available under the Senior Credit Agreement.

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

Cash Flow

        Our primary source of cash for the nine months ended September 30, 2013 and 2012 was from financing activities. In the first nine months of 2013, proceeds from the 2022 Notes, the additional 2021 Notes, the issuance of common stock and the issuance of our Series A Preferred Stock were the primary drivers of the net cash provided by financing activities. The increase in cash received from operations, coupled with the cash from financing activities, were offset by cash used in investing activities to fund our drilling program and acquire additional leasehold interests. Operating cash flow increases were substantially driven by the significant increase in production volumes namely in our

Bakken program, as compared to the nine months ended September 30, 2012 and, to a lesser extent, higher commodity prices. Fluctuations in commodity prices and our overall cash flow may result in an increase or decrease in our future capital expenditures. Prices for oil and natural gas have historically been subject to seasonal fluctuations characterized by peak demand and higher prices in the winter heating season; however, the impact of other risks and uncertainties have influenced prices throughout recent years. See Results of Operations below for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows provided by (used in) operating activities	$391,605	$1,878
Cash flows provided by (used in) investing activities	(1,826,500)	(1,612,316)
Cash flows provided by (used in) financing activities	1,432,850	1,628,515

Net increase (decrease) in cash	$(2,045)	$18,077

        Operating Activities.    Net cash provided by operating activities for the nine months ended September 30, 2013 was $391.6 million as compared to cash provided by operating activities for the nine months ended September 30, 2012 of $1.9 million.

        The $391.6 million of operating cash flows for the nine months ended September 30, 2013, primarily reflects the impact of increased production from our acquisitions and developmental drilling activities which drove a significant increase in revenues, as compared to the prior year period, and outpaced related production costs and higher general and administrative expenses associated with additional personnel and infrastructure in support of our expanding business.

        Investing Activities.    The primary driver of cash used in investing activities is capital spending, specifically drilling and completions coupled with the acquisition of unevaluated leasehold acreage in our target areas. Net cash used in investing activities was approximately $1.8 billion and $1.6 billion for the nine months ended September 30, 2013 and 2012, respectively.

        During the first nine months of 2013, we incurred $1.8 billion on oil and natural gas capital expenditures. We participated in the drilling of 213 gross (87.6 net) wells of which 210 gross (84.6 net) wells were completed and capable of production, and 3 gross (3.0 net) wells were dry holes. We spent an additional $120.1 million on other operating property and equipment capital expenditures, of which $104.5 million pertained to pipelines and related infrastructure projects, and the remainder was spent on leasehold improvements, the purchase of an aircraft and automobiles, and computers and software primarily in our corporate office in Houston, Texas. Proceeds from sales of oil and gas properties were approximately $160.3 million primarily attributable to the July 2013 sale of Eagle Ford Shale assets located in Fayette and Gonzales Counties, Texas.

        During the first nine months of 2012, we incurred cash expenditures of $579.5 million, net of cash acquired, on the Merger with GeoResources, $296.1 million on the acquisition of the East Texas Assets, and $716.1 million on oil and natural gas capital expenditures, which included acquisitions of unevaluated leasehold properties, seismic and exploratory drilling. We participated in the drilling of 82 gross (54.5 net) wells of which 40 gross (35 net) wells were completed and capable of production, 40 gross (17.6 net) wells were drilling or waiting on completion and two gross (1.9 net) wells were dry holes. We also drilled and completed 4 gross (4 net) salt water disposal wells and completed 1 gross (1 net) well that we did not drill during the first nine months of 2012. We spent an additional $18.1 million on other operating property and equipment capital expenditures; of which $12.1 million was spent on pipelines and related infrastructure projects and the remainder was spent on leasehold improvements, computers and software primarily in our corporate office in Houston, Texas.

        Financing Activities.    Net cash flows provided by financing activities were $1.4 billion and $1.6 billion for the nine months ended September 30, 2013 and 2012, respectively. The primary drivers of cash provided by financing activities for the nine months ended September 30, 2013, were proceeds, net of issuance costs, from the issuance of the 2021 and 2022 Notes, the issuance of 43.7 million shares of common stock, and the issuance of Series A Preferred Stock. Proceeds from these issuances were primarily used to repay borrowings under our Senior Credit Agreement.

        On August 13, 2013, we completed the issuance of $400 million aggregate principal amount of our 2022 Notes. The net proceeds to us from the offering were approximately $392.1 million after deducting commissions and offering expenses and were used to repay a portion of the then outstanding borrowings under our Senior Credit Agreement.

        On August 13, 2013, we also completed our offering of 43.7 million shares of common stock in an underwritten public offering. The net proceeds from the offering of our common stock were approximately $215.2 million, after deducting the underwriting discount and estimated offering expenses. We used the net proceeds from the offering to repay a portion of the then outstanding borrowings on our Senior Credit Agreement.

        On June 18, 2013, we completed our offering of 345,000 shares of the Series A Preferred Stock at a public offering price of $1,000 per share. The net proceeds to us from the offering of the Series A Preferred Stock were approximately $335.5 million, after deducting the underwriting discount and offering expenses. We used the net proceeds from the offering to repay a portion of the then outstanding borrowings under our Senior Credit Agreement.

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

        During the first nine months of 2012, as discussed in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 2, "Recapitalization," HALRES recapitalized us with a $550.0 million investment structured as the purchase of $275.0 million in new common stock, a $275.0 million five-year 8.0% convertible note and warrants for the purchase of an additional 36.7 million shares of our common stock at an exercise price of $4.50 per share. The convertible note provided $231.4 million cash flow from borrowings and $43.6 million cash flow from warrants issued. Proceeds from the Recapitalization were used to repay the $208.0 million of borrowings under previous credit facilities. In July of 2012, we issued $750 million aggregate principal amount of our 2020 Notes issued at 98.646% of par. The net proceeds from the offering were approximately $723.1 million after deducting the initial purchasers' discounts, commissions and offering expenses and were used to fund a portion of the cash consideration paid in the Merger and the East Texas Acquisition. In addition, we received $400.0 million, subject to certain adjustments, from the private placement sale of convertible Preferred Stock during March 2012.

        All restricted stock awards were vested as a result of the change in control in February 2012. For the nine months ended September 30, 2012, we repurchased $2.1 million in common stock from participants under our 2006 Long-Term Incentive Plan to net settle the related withholding tax liability.

Contractual Obligations

        We lease corporate office space in Houston, Texas; Tulsa, Oklahoma; Denver, Colorado; and Williston, North Dakota as well as a number of other field office locations. Rent expense was approximately $6.8 million and $2.2 million for the nine months ended September 30, 2013 and 2012, respectively. In addition, we have commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2015. Early termination of the drilling rig commitments would result in termination penalties approximating $35.5 million, which would be in lieu of the remaining $57.4 million of drilling rig commitments as of September 30, 2013. As of September 30, 2013, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2012 disclosed in our Annual Report on Form 10-K, approximating $67.6 million in the aggregate, and containing various expiration dates through 2024.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012

        We reported a net loss of $854.8 million and $20.2 million for the three months ended September 30, 2013 and 2012, respectively. The following table summarizes key items of comparison and their related change for the periods indicated.

	Three Months Ended September 30,
In thousands (except per unit and per Boe amounts)	2013	2012	Change
Net income (loss)	$(854,827)	$(20,181)	$(834,646)
Operating revenues:
Oil	288,850	65,670	223,180
Natural gas	7,457	3,918	3,539
Natural gas liquids	7,894	3,230	4,664
Other	806	489	317
Operating expenses:
Production:
Lease operating	37,539	14,197	23,342
Workover and other	2,029	1,123	906
Taxes other than income	26,613	5,814	20,799
Gathering and other	3,766	167	3,599
Restructuring	—	725	(725)
General and administrative:
General and administrative	28,743	31,722	(2,979)
Share-based compensation	5,019	1,402	3,617
Depletion, depreciation and accretion:
Depletion—Full cost	139,852	21,596	118,256
Depreciation—Other	2,236	535	1,701
Accretion expense	1,003	595	408
Full cost ceiling impairment	909,098	—	909,098
Other operating property and equipment impairment	67,254	—	67,254
Goodwill impairment	228,875	—	228,875
Other income (expenses):
Net gain (loss) on derivative contracts	(54,427)	(9,575)	(44,852)
Interest expense and other, net	(13,663)	(5,074)	(8,589)
Income tax (provision) benefit	360,283	(963)	361,246
Production:
Oil—MBbls	2,885	704	2,181
Natural Gas—Mmcf	2,195	1,441	754
Natural gas liquids—MBbls	218	85	133
Total MBoe(1)	3,469	1,029	2,440
Average daily production—Boe(1)	37,707	11,185	26,522
Average price per unit(2):
Oil price—Bbl	$100.12	$93.28	$6.84
Natural gas price—Mcf	3.40	2.72	0.68
Natural gas liquids price—Bbl	36.21	38.00	(1.79)
Total per Boe(1)	87.69	70.77	16.92
Average cost per Boe:
Production:
Lease operating	$10.82	$13.80	$(2.98)
Workover and other	0.58	1.09	(0.51)
Taxes other than income	7.67	5.65	2.02
Gathering and other	1.09	0.16	0.93
Restructuring	—	0.70	(0.70)
General and administrative:
General and administrative	8.29	30.83	(22.54)
Share-based compensation	1.45	1.36	0.09
Depletion	40.31	20.99	19.32

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

        For the three months ended September 30, 2013, oil, natural gas and natural gas liquids revenues increased $231.4 million from the same period in 2012. The increase was primarily due to an increase in production volumes resulting from the Merger, the East Texas Acquisition and the Williston Basin Acquisition and our continued development within these areas, which collectively accounted for an increase of approximately 26,600 Boe per day in production and $228.0 million of incremental revenues. Realized average prices per Boe increased $16.92 to $87.69 per Boe.

        Lease operating expenses increased $23.3 million for the three months ended September 30, 2013, primarily due to $17.9 million of costs incurred on acquired properties and an increase in production within these areas as we continue to carry out our development plan. Lease operating expenses were $10.82 per Boe for the three months ended September 30, 2013, compared to $13.80 per Boe for the same period in 2012. The decrease per Boe is largely due to a lower ratio of expense to production volumes on acquired properties.

        Workover expenses increased $0.9 million for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to $1.0 million of expenses associated with acquired properties and an increase in activity in these areas. This increase was partially offset by decreased workover expenses on our existing properties.

        Taxes other than income increased $20.8 million for the three months ended September 30, 2013 as compared to the same period in 2012 primarily due to $18.5 million of taxes associated with acquired properties and the increase in production within these areas as we continue to carry out our development plan. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $7.67 per Boe and $5.65 per Boe for the three months ended September 30, 2013 and 2012, respectively.

        Gathering and other expenses for the three months ended September 30, 2013 and 2012 were $3.8 million and $0.2 million, respectively. In 2013, approximately $1.2 million of these expenses were attributable to midstream infrastructure that we developed in our Woodbine and Utica / Point Pleasant operating areas and approximately $2.6 million relates to gathering and other fees paid on our oil and natural gas production.

        In March 2012, we announced our intention to close our Plano, Texas office and began the process of relocating key administrative functions to our corporate headquarters in Houston, Texas (the Restructuring). As part of the Restructuring, we offered certain severance and retention benefits to affected employees. As of May 2013, the requisite service period had ended and all severance and retention related payments had been made.

        General and administrative expense for the three months ended September 30, 2013 decreased $3.0 million to $28.7 million as compared to the same period in 2012. The decrease in general and administrative expenses results from acquisition-related expenses incurred in 2012 related to the Merger. The decrease in general and administrative expenses was partially offset by increases in payroll and related employee benefit costs of $5.7 million, office related expenses of $2.0 million and professional fees of $5.2 million, in support of our expanding business base and increased corporate activities subsequent to the Recapitalization.

        Share-based compensation expense for the three months ended September 30, 2013 was $5.0 million, an increase of $3.6 million compared to the same period in 2012. The increase in share-based compensation expense results from awards to employees and directors driven by an increase in employee headcount and the size of our board of directors since the prior year period.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume as of the beginning of the period for the evaluated properties. Depletion expense increased $118.3 million to $139.9 million for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to a higher depletion rate per Boe and increased production. On a per unit basis, depletion expense was $40.31 per Boe for the three months ended September 30, 2013 compared to $20.99 per Boe for the three months ended September 30, 2012. The increase in depletion expense and the depletion rate per Boe is primarily due to the increase in production volumes and reserves as a result of the Merger, the East Texas Acquisition and the Williston Basin Acquisitions during the third and fourth quarters of 2012. In addition, the transfer of $655.7 million of unevaluated property costs to the full cost pool during the third quarter of 2013 increased the capitalized costs of evaluated properties and contributed to the higher depletion expense on both an absolute dollar and per Boe basis.

        Accretion expense is a function of changes in the discounted asset retirement obligation liability from period to period. We recorded accretion expense of $1.0 million for the three months ended September 30, 2013, compared to $0.6 million for the same period in 2012.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling", based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. At September 30, 2013, our costs exceeded our ceiling limitation by $909.1 million, resulting in a write-down of our oil and natural gas properties before income taxes. During the three months ended September 30, 2013, we transferred $655.7 million of unevaluated property costs to the full cost pool primarily related to Woodbine assets in East Texas where capital has been reallocated to El Halcón, and certain Utica/Point Pleasant assets in Northwest Pennsylvania related to non-economical drilling results obtained in the third quarter of 2013. The combined impact of less favorable oil price differentials adversely affecting proved reserve values and the aforementioned transfers of unevaluated properties to the full cost pool contributed to the ceiling impairment. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        We review our gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360. For the three months ended September 30, 2013, we recorded a non-cash impairment charge of $67.3 million. The impairment relates to our gross investments of $68.3 million in gas gathering infrastructure that will not be economically recoverable due to our shift in exploration, drilling and developmental plans from the Woodbine area to El Halcón during the third quarter of 2013.

        During the third quarter of 2013, we performed our annual goodwill impairment test, and based on this review; we recorded a non-cash impairment charge of $228.9 million to reduce the carrying value of goodwill to zero. In the first step of the goodwill impairment test, we determined that the fair value of our reporting unit was less than the carrying amount, including goodwill, primarily due to pricing deterioration in the NYMEX forward pricing curve coupled with less favorable oil price differentials in our core areas, both factors which adversely impacted the fair value of our proved reserves. Therefore, we performed the second step of the goodwill impairment test, which led us to conclude that there would be no remaining implied fair value attributable to goodwill.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. We have also, in the past, entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At September 30, 2013, we had an $8.9 million derivative asset, $3.2 million of which was classified as current, and we had a $31.5 million derivative liability, $30.4 million of which was classified as current. We recorded a net derivative loss of $54.4 million ($38.1 million net unrealized loss and $16.3 million net realized loss on settled contracts and premium costs) for the three months ended September 30, 2013 compared to a net derivative loss of $9.6 million ($11.8 million net unrealized loss and $2.2 million net realized gain), in the same period in 2012.

        Interest expense increased $8.6 million for the three months ended September 30, 2013 from the same period in 2012. Capitalized interest for the three months ended September 30, 2013 and 2012 was $53.2 million and $19.5 million, respectively. This increase in capitalized interest was driven by increases in our unevaluated properties since September 30, 2012. Interest expense subject to capitalization increased to $67.4 million in the three months ended September 30, 2013 from $24.3 million in the comparable prior year period. The increase in interest subject to capitalization is attributed to the issuance of our additional 2021 Notes and the 2022 Notes.

        We recorded an income tax benefit of $360.3 million for the three months ended September 30, 2013 due to our pre-tax loss of $1.2 billion compared to an income tax provision of $1.0 million due to our pre-tax loss of $19.2 million in the prior year. The effective tax rate for the three months ended September 30, 2013 is 29.7% compared to 5.0% for the three months ended September 30, 2012. The change in effective tax rate is primarily due to the pre-tax loss in the current period and the impact of federal income tax limitations on the deductibility of the goodwill impairment and interest expense on the 2017 Note issued as part of the Recapitalization in February 2012.

Nine Months Ended September 30, 2013 and 2012

        We reported a net loss of $812.3 million and $45.8 million for the nine months ended September 30, 2013 and 2012, respectively. The following table summarizes key items of comparison and their related change for the periods indicated.

	Nine Months Ended September 30,
In thousands (except per unit and per Boe amounts)	2013	2012	Change
Net income (loss)	$(812,274)	$(45,844)	$(766,430)
Operating revenues:
Oil	672,167	109,050	563,117
Natural gas	19,971	6,875	13,096
Natural gas liquids	15,976	7,080	8,896
Other	2,090	560	1,530
Operating expenses:
Production:
Lease operating	94,676	30,113	64,563
Workover and other	4,276	2,384	1,892
Taxes other than income	62,616	9,648	52,968
Gathering and other	6,901	274	6,627
Restructuring	507	1,732	(1,225)
General and administrative:
General and administrative	86,891	60,293	26,598
Share-based compensation	11,994	6,034	5,960
Depletion, depreciation and accretion:
Depletion—Full cost	312,658	32,141	280,517
Depreciation—Other	4,778	1,096	3,682
Accretion expense	2,828	1,424	1,404
Full cost ceiling impairment	909,098	—	909,098
Other operating property and equipment impairment	67,254	—	67,254
Goodwill impairment	228,875	—	228,875
Other income (expenses):
Net gain (loss) on derivative contracts	(38,749)	(849)	(37,900)
Interest expense and other, net	(24,245)	(22,250)	(1,995)
Income tax (provision) benefit	333,868	(1,171)	335,039
Production:
Oil—MBbls	7,028	1,151	5,877
Natural Gas—Mmcf	5,887	2,640	3,247
Natural gas liquids—MBbls	456	163	293
Total MBoe(1)	8,465	1,754	6,711
Average daily production—Boe(1)	31,007	6,401	24,606
Average price per unit(2):
Oil price—Bbl	$95.64	$94.74	$0.90
Natural gas price—Mcf	3.39	2.60	0.79
Natural gas liquids price—Bbl	35.04	43.44	(8.40)
Total per Boe(1)	83.65	70.13	13.52
Average cost per Boe:
Production:
Lease operating	$11.18	$17.17	$(5.99)
Workover and other	0.51	1.36	(0.85)
Taxes other than income	7.40	5.50	1.90
Gathering and other	0.82	0.16	0.66
Restructuring	0.06	0.99	(0.93)
General and administrative:
General and administrative	10.26	34.37	(24.11)
Share-based compensation	1.42	3.44	(2.02)
Depletion	36.94	18.32	18.62

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

        For the nine months ended September 30, 2013, oil, natural gas and natural gas liquids revenues increased $585.1 million from the same period in 2012. The increase was primarily due to an increase in production volumes resulting from the Merger, the East Texas Acquisition and the Williston Basin Acquisition and our continued development within these areas, which collectively accounted for an increase of approximately 24,600 Boe per day in production and $581.4 million of incremental revenues. Realized average prices per Boe increased $13.52 to $83.65 per Boe.

        Lease operating expenses increased $64.6 million for the nine months ended September 30, 2013, primarily due to $56.7 million of costs incurred on acquired properties and an increase in production within these areas as we continue to carry out our development plan. The remaining increases are due to higher power costs, service costs and repairs. Lease operating expenses were $11.18 per Boe for the first nine months of 2013 compared to $17.17 per Boe for the same period in 2012. The decrease per Boe is largely due to a lower ratio of expense to production volumes on acquired properties.

        Workover expenses increased $1.9 million for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to $2.8 million of expenses associated with acquired properties, including the increase in activity as we continue to develop these areas, partially offset by decreased workover expenses on our existing properties.

        Taxes other than income increased $53.0 million for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily due to $49.5 million of taxes associated with acquired properties and an increase in production within these areas as we continue to carry out our development plan. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $7.40 per Boe and $5.50 per Boe for the nine months ended September 30, 2013 and 2012, respectively.

        Gathering and other expenses for the nine months ended September 30, 2013 and 2012 were $6.9 million and $0.3 million, respectively. In 2013, approximately $2.3 million of these expenses were attributable to midstream infrastructure that we developed in our Woodbine and Utica / Point Pleasant operating areas and approximately $4.6 million relates to gathering and other fees paid on our oil and natural gas production.

        In March 2012, we announced our intention to close our Plano, Texas office and began the process of relocating key administrative functions to our corporate headquarters in Houston, Texas (the Restructuring). As part of the Restructuring, we offered certain severance and retention benefits to affected employees. We incurred $0.5 million and $1.7 million in costs associated with the Restructuring, which is now complete, for the nine months ended September 30, 2013 and 2012, respectively.

        General and administrative expense for the nine months ended September 30, 2013 increased $26.6 million to $86.9 million as compared to the same period in 2012. The increase in general and administrative expenses is attributable to increases in payroll and related employee benefit costs of $20.6 million, office related expenses of $9.5 million and professional fees of $12.2 million, in support of our expanding business base and increased corporate activities subsequent to the Recapitalization. These increases were partially offset by a decrease in acquisition-related expenses, which were incurred in 2012 in conjunction with the Merger.

        Share-based compensation expense for the nine months ended September 30, 2013 was $12.0 million, an increase of $6.0 million compared to the same period in 2012. In 2012, we incurred approximately $4.3 million for the accelerated vesting of restricted stock awards and stock appreciation rights resulting from the change in control that occurred due to the Recapitalization in February 2012. The year over year increase, excluding these change in control payments, approximates $1.7 million, which is a reflection of our investment in additional personnel since the prior year.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume as of the beginning of the period for the evaluated properties. Depletion expense increased $280.5 million to $312.7 million for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to a higher depletion rate per Boe and increased production. On a per unit basis, depletion expense was $36.94 per Boe for the nine months ended September 30, 2013 compared to $18.32 per Boe for the nine months ended September 30, 2012. The increase in depletion expense and the depletion rate per Boe is primarily due to the increase in production volumes and reserves as a result of the Merger, the East Texas Acquisition and the Williston Basin Acquisitions during the third and fourth quarters of 2012. The aforementioned transfer of unevaluated property costs of $655.7 million to the full cost pool during the third quarter of 2013 also contributed to the increase in depletion expense on both an absolute dollar and per Boe basis as compared to the nine months ended September 30, 2012; however, the year-to-date per unit rate of $36.94 per Boe was lower than the third quarter 2013 rate due to per unit rates of $35.00 per Boe or lower in the first half of 2013.

        Accretion expense is a function of changes in the discounted asset retirement obligation liability from period to period. We recorded accretion expense of $2.8 million for the nine months ended September 30, 2013, compared to $1.4 million for the same period in 2012.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling", based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. At September 30, 2013, our costs exceeded our ceiling limitation by $909.1 million, resulting in a write-down of our oil and natural gas properties before income taxes. During the three months ended September 30, 2013, we transferred $655.7 million of unevaluated property costs to the full cost pool primarily related to Woodbine assets in East Texas where capital has been reallocated to El Halcón, and certain Utica/Point Pleasant assets in Northwest Pennsylvania related to non-economical drilling results obtained in the third quarter of 2013. The combined impact of less favorable oil price differentials adversely affecting proved reserve values and the aforementioned transfers of unevaluated properties to the full cost pool contributed to the ceiling impairment. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        We review our gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360. For the nine months ended September 30, 2013, we recorded a non-cash impairment charge of $67.3 million. The impairment relates to our gross investments of $68.3 million in gas gathering infrastructure that will not be economically recoverable due to our shift in exploration, drilling and developmental plans from the Woodbine area to El Halcón during the third quarter of 2013.

        During the third quarter of 2013, we performed our annual goodwill impairment test, and based on this review; we recorded a non-cash impairment charge of $228.9 million to reduce the carrying value of goodwill to zero. In the first step of the goodwill impairment test, we determined that the fair value of our reporting unit was less than the carrying amount, including goodwill, primarily due to pricing deterioration in the NYMEX forward pricing curve coupled with less favorable oil price differentials in our core areas, both factors which adversely impacted the fair value of our proved reserves. Therefore, we performed the second step of the goodwill impairment test, which led us to conclude that there would be no remaining implied fair value attributable to goodwill.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. We have also, in the past, entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At September 30, 2013, we had an $8.9 million derivative asset, $3.2 million of which was classified as current, and we had a $31.5 million derivative liability, $30.4 million of which was classified as current. We recorded a net derivative loss of $38.8 million ($20.4 million net unrealized loss and $18.4 million net realized loss on settled contracts and premium costs) for the nine months ended September 30, 2013 compared to a net derivative loss of $0.8 million ($4.1 million net unrealized loss and $3.3 million net realized gain), in the same period in 2012.

        Interest expense increased $2.0 million for the nine months ended September 30, 2013 from the same period in 2012. Capitalized interest for the nine months ended September 30, 2013 and 2012 was $159.6 million and $22.9 million, respectively. This increase in capitalized interest was driven by the increases in our unevaluated properties since September 30, 2012. Interest expense subject to capitalization increased to $186.0 million in the nine months ended September 30, 2013 from $45.0 million in the comparable prior year period. The increase in interest subject to capitalization is attributed to the issuance of our additional 2021 Notes and the 2022 Notes.

        We recorded an income tax benefit of $333.9 million for the nine months ended September 30, 2013 due to our pre-tax loss of $1.1 billion compared to a tax provision of $1.2 million on a pre-tax loss of $44.7 million in the prior year. The effective tax rate for the nine months ending September 30, 2013 was 29.1% compared to 2.6% for the nine months ending September 30, 2012. The change in effective tax rate is primarily due to the pre-tax loss in the current year and the impact of federal income tax limitations on the deductibility of the goodwill impairment and interest expense on the 2017 Note issued as part of the Recapitalization in February 2012.

Recently Issued Accounting Pronouncements

        We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation."

Related Person Transaction

        In the third quarter of 2013, we closed on the acquisition of certain oil and natural gas properties from an unaffiliated third party for approximately $2.1 million. In connection therewith, we paid a brokerage fee in the amount of $87,923 to Justin Elkouri, who located the selling party and assisted us in the acquisition. Justin Elkouri is not employed by us and provided services as an independent contractor in connection with the transaction. Justin Elkouri is the adult son of David S. Elkouri, our Executive Vice President and General Counsel. Mr. Elkouri has no financial interest in the transaction or in any fee paid to his son. The brokerage fee paid to Justin Elkouri is commensurate with brokerage fees we pay to unrelated third parties under similar circumstances, and the fee was reviewed and approved by our Audit Committee in accordance with our policies and procedures relating to transactions involving executives and members of their family.

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

        We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Historically, we entered into interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At September 30, 2013, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

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

        At September 30, 2013, total long-term debt was approximately $3.0 billion of which approximately 92% bears interest at a weighted average fixed interest rate of 9.1% per year. The remaining 8% of our total debt balance at September 30, 2013 bears interest at floating or market interest rates that, at our option, are tied to prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At September 30, 2013, the weighted average interest rate on our variable rate debt was 2.3% per year. If the balance of our variable rate debt at September 30, 2013 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.1 million per quarter.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2013. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our Senior Credit Agreement limits our borrowings to the lesser of the borrowing base and the total commitments. Our borrowing base is currently $850.0 million, which was affirmed in the redetermination which occurred on October 31, 2013. Should all three of our non-core divestitures successfully close, the borrowing base will be reduced to $800.0 million. Our borrowing base is determined semi-annually, and may also be redetermined periodically at the discretion of the banks. Lower oil and natural gas prices may result in a reduction in our borrowing base at the next redetermination. A reduction in our borrowing base could require us to repay any indebtedness in excess of the borrowing base. Additionally, the indentures governing our senior unsecured debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be at least 2.0 to 1.0 under the most restrictive indenture. The second test applies only to borrowings under credit agreements, including indentures and our Senior Credit Agreement, that do not meet the first test and it limits these borrowings to the greater of a fixed sum of $750 million and 30% of our adjusted consolidated net tangible assets (as defined in all of our indentures), which is determined using discounted future net revenues from proved oil and natural gas reserves as of the end of each year. Currently, we are permitted to incur additional indebtedness under our indentures, but may be limited in the future. Lower oil and natural gas prices in the future could reduce our adjusted consolidated EBITDA, as well as our adjusted consolidated net tangible assets, and thus could reduce our ability to incur additional indebtedness.

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

         We are subject to various contractual limitations that affect the discretion of our management in operating our business.

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

         Offers or sales of a substantial number of shares of our common stock by our shareholders may cause the market price of our common stock to decline.

        In satisfaction of pre-existing contractual obligations, we recently filed with the SEC a shelf registration statement on Form S-3 covering the potential resale by certain selling stockholders of approximately 158.0 million shares of our common stock, and have previously filed similar resale registration statements in lesser amounts for other shareholders. The ability of our shareholders to sell significant numbers of shares of our common stock in the public market pursuant to such registration statements or upon the expiration of lock up agreements or statutory holding periods under Rule 144 of the Securities Act of 1933, as amended, together with any actual sales of our common stock they may chose to make, could cause the market price of our common stock to fall and could make it more difficult for us to raise additional financing through future sales of equity or equity-related securities at a time and price that we deem reasonable or appropriate.

         If we were to experience an ownership change, we could be limited in our ability to use net operating losses arising prior to the ownership change to offset future taxable income.

        If we were to experience an "ownership change," as determined under section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with net operating losses (NOLs) arising prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate.

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

Item 2.    Unregistered Sales of Equity Securities and the Use of Proceeds

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2013	—	$—	—	—
August 2013	911	6.01	—	—
September 2013	—	—	—	—

(1)
All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards. The acquisitions of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock, nor were they considered as or accounted for as treasury shares.

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

3.1	Amended and Restated Certificate of Incorporation of RAM Energy Resources, Inc. dated February 8, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 9, 2012).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation, effective as of February 10, 2012 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed February 9, 2012).

3.3	Certificate of Designation, Preferences, Rights and Limitations of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation dated March 2, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed March 5, 2012).

3.4	Certificate of Elimination of 8% Automatically Convertible Preferred Stock dated November 30, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 4, 2012).

3.5	Certificate of Designation, Preferences, Rights and Limitations of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation dated December 5, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 11, 2012).

3.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation dated January 17, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 23, 2013).

3.7	Fourth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed November 6, 2012).

3.8	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation, effective as of May 23, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 29, 2013).

3.9	Certificate of Designations, Preferences, Rights and Limitations of 5.75% Series A Convertible Perpetual Preferred Stock of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 18, 2013).

3.10	Certificate of Elimination of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed June 18, 2013).

4.1	Convertible Promissory Note dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed February 9, 2012).

4.2	Warrant Certificate dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed February 9, 2012).

4.3	Registration Rights Agreement dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed February 9, 2012).

4.4	Indenture dated as of July 16, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 9.75% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed July 17, 2012).

4.5	Registration Rights Agreement dated July 16, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed July 17, 2012).

4.6	First Supplemental Indenture dated as of August 1, 2012, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 2, 2012).

4.7	Second Supplemental Indenture dated as of August 1, 2012, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed August 2, 2012).

4.8	Registration Rights Agreement dated as of August 1, 2012, among CH4 Energy II, LLC, PetroMax Leon, LLC and Petro Texas LLC and Halcón Resources Corporation (subsequently joined by U.S. King King LLC) (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 7, 2012).

4.9	Registration Rights Agreement dated March 5, 2012, between Halcón Resources Corporation and Barclays Capital, Inc. as lead placement agent for the benefit of the initial holders named therein (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 5, 2012).

4.10	Registration Rights Agreement dated as of November 6, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed November 7, 2012).

4.11	Indenture dated as of November 6, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 8.875% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 7, 2012).

4.12	First Supplemental Indenture dated December 6, 2012, among Halcón Williston I, LLC and Halcón Williston II, LLC, the existing guarantors, Halcón Resources Corporation, the parties named therein as subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 8.875% senior notes due 2021 (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed December 11, 2012).

4.13	Third Supplemental Indenture dated December 6, 2012, among Halcón Resources Corporation and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed December 11, 2012).

4.14	Registration Rights Agreement dated December 6, 2012, between Halcón Resources Corporation and Petro-Hunt Holdings LLC and Pillar Holdings LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed December 11, 2012).

4.15	First Amendment to Registration Rights Agreement dated December 6, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed December 11, 2012).

4.16	Registration Rights Agreement, dated as of January 14, 2013, between Halcón Resources Corporation and Wells Fargo Securities, LLC, on behalf of the initial purchasers named therein (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed January 15, 2013).

4.17	Waiver, dated July 3, 2013, relating to Registration Rights Agreement dated December 6, 2012 by and among Halcón Resources Corporation and Petro-Hunt Holdings, LLC and Pillar Holdings, LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed July 10, 2013).

4.18	Indenture dated as of August 13, 2013, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 9.25% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 13, 2013).

4.19	Registration Rights Agreement dated as of August 13, 2013, among Halcón Resources Corporation and BMO Capital Markets Corp., on behalf of the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed August 13, 2013).

10.1	Second Amendment to Senior Revolving Credit Agreement, dated as of January 25, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 30, 2013).

10.2	Third Amendment to Senior Revolving Credit Agreement, dated as of April 26, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.3	Purchase Agreement, dated January 9, 2013, among Halcón Resources Corporation, the subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 15, 2013).

10.4	Fourth Amendment to Senior Revolving Credit Agreement, dated as of May 8, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 14, 2013).

10.5		Fifth Amendment to Senior Revolving Credit Agreement, dated as of June 11, 2013, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 17, 2013).

10.6		Underwriting Agreement, dated June 13, 2013, among Halcón Resources Corporation, J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the underwriters named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 18, 2013).

10.7		Underwriting Agreement, dated August 8, 2013, among Halcón Resources Corporation and Barclays Capital Inc., as representatives of the underwriters named therein (Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed August 13, 2013).

10.8		Purchase Agreement, dated August 8, 2013, among Halcón Resources Corporation and BMO Capital Markets Corp., as representatives of the initial purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 13, 2013).

10.9	†	Halcón Resources Corporation First Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K filed March 4, 2013).

10.10	†	Amendment No. 1 to Halcón Resources Corporation First Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2013).

10.11	*	Sixth Amendment to Senior Revolving Credit Agreement, dated as of October 31, 2013, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1	*	Sarbanes-Oxley Section 302 certification of our Principal Executive Officer

31.2	*	Sarbanes-Oxley Section 302 certification of our Principal Financial Officer

32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached hereto.

†
Indicates management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HALCÓN RESOURCES CORPORATION
November 4, 2013	By:	/s/ FLOYD C. WILSON
		Name:	Floyd C. Wilson
		Title:	Chairman of the Board and Chief Executive Officer
November 4, 2013	By:	/s/ MARK J. MIZE
		Name:	Mark J. Mize
		Title:	Executive Vice President, Chief Financial Officer and Treasurer
November 4, 2013	By:	/s/ JOSEPH S. RINANDO, III
		Name:	Joseph S. Rinando, III
		Title:	Vice President and Chief Accounting Officer