Form 10-Q
period 2014-06-30
HALCON RESOURCES CORP
filed 2014-07-31
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

        At July 25, 2014, 421,570,923 shares of the Registrant's Common Stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$304,212	$202,490	$560,241	$383,317
Natural gas	10,308	6,845	19,717	12,514
Natural gas liquids	9,364	4,254	18,123	8,082

Total oil, natural gas and natural gas liquids sales	323,884	213,589	598,081	403,913
Other	3,260	754	4,212	1,284

Total operating revenues	327,144	214,343	602,293	405,197

Operating expenses:
Production:
Lease operating	30,968	31,833	67,606	57,137
Workover and other	3,988	623	6,777	2,247
Taxes other than income	30,310	18,567	54,470	36,003
Gathering and other	5,898	2,802	10,659	3,135
Restructuring	—	(164)	987	507
General and administrative	27,743	33,526	60,541	65,123
Depletion, depreciation and accretion	133,470	95,315	253,378	177,173
Full cost ceiling impairment	—	—	61,165	—
Other operating property and equipment impairment	3,477	—	3,789	—

Total operating expenses	235,854	182,502	519,372	341,325

Income (loss) from operations	91,290	31,841	82,921	63,872
Other income (expenses):
Net gain (loss) on derivative contracts	(121,042)	34,100	(154,698)	15,678
Interest expense and other, net	(37,725)	(5,732)	(68,664)	(10,582)

Total other income (expenses)	(158,767)	28,368	(223,362)	5,096

Income (loss) before income taxes	(67,477)	60,209	(140,441)	68,968
Income tax benefit (provision)	—	(23,121)	—	(26,415)

Net income (loss)	(67,477)	37,088	(140,441)	42,553
Series A preferred dividends	(4,960)	(716)	(9,919)	(716)
Preferred dividends on redeemable noncontrolling interest	(896)	—	(896)	—

Net income (loss) available to common stockholders	$(73,333)	$36,372	$(151,256)	$41,837

Net income (loss) per share of common stock:
Basic	$(0.18)	$0.10	$(0.37)	$0.12

Diluted	$(0.18)	$0.08	$(0.37)	$0.11

Weighted average common shares outstanding:
Basic	414,722	366,712	414,125	356,482

Diluted	414,722	441,145	414,125	412,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Current assets:
Cash	$161,272	$2,834
Accounts receivable	308,879	312,518
Receivables from derivative contracts	343	2,028
Current portion of deferred income taxes	7,789	—
Restricted cash	16,000	—
Inventory	6,091	5,148
Prepaids and other	14,179	16,098

Total current assets	514,553	338,626

Oil and natural gas properties (full cost method):
Evaluated	5,267,835	4,960,467
Unevaluated	2,245,173	2,028,044

Gross oil and natural gas properties	7,513,008	6,988,511
Less—accumulated depletion	(2,498,864)	(2,189,515)

Net oil and natural gas properties	5,014,144	4,798,996

Other operating property and equipment:
Gas gathering and other operating assets	144,795	125,837
Less—accumulated depreciation	(11,736)	(8,461)

Net other operating property and equipment	133,059	117,376

Other noncurrent assets:
Receivables from derivative contracts	351	22,734
Debt issuance costs, net	59,476	64,308
Deferred income taxes	—	8,474
Equity in oil and natural gas partnership	4,706	4,463
Funds in escrow and other	2,350	1,514

Total assets	$5,728,639	$5,356,491

Current liabilities:
Accounts payable and accrued liabilities	$658,634	$636,589
Liabilities from derivative contracts	79,844	17,859
Asset retirement obligations	54	71
Current portion of deferred income taxes	—	8,474
Current portion of long-term debt	1,389	1,389

Total current liabilities	739,921	664,382

Long-term debt	3,445,638	3,183,823
Other noncurrent liabilities:
Liabilities from derivative contracts	65,359	19,333
Asset retirement obligations	34,360	39,186
Deferred income taxes	7,789	—
Other	8,059	2,157
Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable noncontrolling interest	108,038	—
Stockholders' equity:
Preferred stock: 1,000,000 shares of $0.0001 par value authorized; 345,000 shares of 5.75% Cumulative Perpetual Convertible Series A, issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Common stock: 1,340,000,000 and 670,000,000 shares of $0.0001 par value authorized; 421,652,565 and 415,729,962 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	41	41
Additional paid-in capital	2,976,907	2,953,786
Accumulated deficit	(1,657,473)	(1,506,217)

Total stockholders' equity	1,319,475	1,447,610

Total liabilities and stockholders' equity	$5,728,639	$5,356,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Preferred Stock		Common Stock			Treasury Stock
					Additional Paid-In Capital			Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2012	—	$—	259,802	$26	$1,681,717	1,650	$(9,298)	$(274,463)	$1,397,982
Net income (loss)	—	—	—	—	—	—	—	(1,222,662)	(1,222,662)
Dividends on Series A preferred stock	—	—	2,045	—	9,092	—	—	(9,092)	—
Preferred stock conversion	—	—	108,801	11	695,227	—	—	—	695,238
Sale of Series A preferred stock	345	—	—	—	345,000	—	—	—	345,000
Common stock issuance	—	—	43,700	4	222,866	—	—	—	222,870
Offering costs	—	—	—	—	(17,346)	—	—	—	(17,346)
Long-term incentive plan grants	—	—	3,267	—	—	—	—	—	—
Long-term incentive plan forfeitures	—	—	(205)	—	—	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(30)	—	(148)	—	—	—	(148)
Retirement of shares in treasury	—	—	(442)	—	(2,492)	(442)	2,492	—	—
Long-term incentive plan grants issued out of treasury	—	—	(1,208)	—	(6,806)	(1,208)	6,806	—	—
Share-based compensation	—	—	—	—	26,676	—	—	—	26,676

Balances at December 31, 2013	345	$—	415,730	$41	$2,953,786	—	$—	$(1,506,217)	$1,447,610
Net income (loss)	—	—	—	—	—	—	—	(140,441)	(140,441)
Dividends on Series A preferred stock	—	—	2,300	—	9,919	—	—	(9,919)	—
Dividends on redeemable noncontrolling interest	—		—	—	—	—	—	(896)	(896)
Offering costs	—	—	—	—	39	—	—	—	39
Long-term incentive plan grants	—	—	3,896	—	—	—	—	—	—
Long-term incentive plan forfeitures	—	—	(165)	—	—	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(108)	—	(421)	—	—	—	(421)
Share-based compensation	—	—	—	—	13,584	—	—	—	13,584

Balances at June 30, 2014	345	$—	421,653	$41	$2,976,907	—	$—	$(1,657,473)	$1,319,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(140,441)	$42,553
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	253,378	177,173
Full cost ceiling impairment	61,165	—
Other operating property and equipment impairment	3,789	—
Deferred income tax provision (benefit)	—	21,305
Share-based compensation, net	9,246	6,975
Unrealized loss (gain) on derivative contracts	131,053	(19,139)
Amortization and write-off of deferred loan costs	2,161	508
Non-cash interest and amortization of discount and premium	1,232	1,054
Other income (expense)	1,230	(2,912)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	71	(52,686)
Inventory	(943)	(768)
Prepaids and other	2,944	(5,438)
Accounts payable and accrued liabilities	86,057	62,741

Net cash provided by (used in) operating activities	410,942	231,366

Cash flows from investing activities:
Oil and natural gas capital expenditures	(853,738)	(1,036,456)
Acquisition of Williston Basin Assets	—	(29,739)
Proceeds received from sale of oil and natural gas assets	465,452	10,466
Advance on carried interest	(189,442)	—
Other operating property and equipment capital expenditures	(29,525)	(80,692)
Funds held in escrow and other	(307)	(30,805)

Net cash provided by (used in) investing activities	(607,560)	(1,167,226)

Cash flows from financing activities:
Proceeds from borrowings	1,286,000	1,528,000
Repayments of borrowings	(1,027,000)	(915,400)
Debt issuance costs	(77)	(11,527)
Series A preferred stock issuance	—	345,000
HK TMS, LLC preferred stock issued	110,051	—
HK TMS, LLC tranche rights	4,516	—
HK TMS, LLC preferred stock dividends	(493)	—
Restricted cash	(16,000)	—
Offering costs and other	(1,941)	(9,658)

Net cash provided by (used in) financing activities	355,056	936,415

Net increase (decrease) in cash	158,438	555
Cash at beginning of period	2,834	2,506

Cash at end of period	$161,272	$3,061

Disclosure of non-cash investing and financing activities:
Accrued capitalized interest	$(1,068)	$(1,476)
Asset retirement obligations	(4,450)	5,394
Series A preferred dividends paid in common stock	9,919	—
HK TMS deemed dividends	403	—

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

        During the year ended 2013, the Company determined that "Net cash provided by operating activities" and "Net cash used in investing activities" for the six month period ended June 30, 2013 were both understated by $1.5 million as a result of the inclusion of capitalized non-cash interest in the change in "Accounts payable and accrued liabilities" line item in operating cash flows and "Oil and natural gas capital expenditures" and "Other operating property and equipment capital expenditures" in investing cash flows. The Company has corrected the error, which had no impact to the net cash flows for the period, and provided related supplemental non-cash information in the accompanying unaudited condensed consolidated statements of cash flows for the six month period ended June 30, 2013.

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. There were no allowances for doubtful accounts as of June 30, 2014 or December 31, 2013.

Other Operating Property and Equipment

        Gas gathering systems and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a 30-year estimated useful life. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life or productive capacity of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The Company capitalized $106.5 million and $92.0 million as of June 30, 2014 and December 31, 2013, respectively, related to the construction of its gas gathering systems.

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

        Operating results for the six months ended June 30, 2014 reflect the impact of approximately $3.8 million in charges related to the disposition of midstream infrastructure assets associated with certain non-core property divestitures. These charges are included in "Other operating property and equipment impairment" in the Company's unaudited condensed consolidated statements of operations.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides five steps an entity should apply in determining its revenue recognition. ASU 2014-09 must be applied retrospectively and is effective for annual reporting periods, and interim periods with that reporting period, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the impact of the adoption of ASU 2014-09 on the Company's operating results, financial position and disclosures.

2. ACQUISITIONS AND DIVESTITURES

Divestitures

East Texas Assets

        On May 9, 2014, the Company completed the divestiture of certain non-core assets in East Texas (the East Texas Assets) to a privately-owned company for a total purchase price of $425.3 million after closing adjustments for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date, (ii) title and environmental defects, and (iii) other purchase price adjustments customary in oil and gas purchase and sale agreements. Proceeds from the sale were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded. The effective date of the transaction was April 1, 2014. Upon the closing of the sale of the East Texas Assets, the borrowing base on the Company's Senior Credit Agreement was reduced by $100 million, to $700 million.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS AND DIVESTITURES (Continued)

Non-core Properties

        During the third quarter of 2013, the Company entered into three separate purchase and sale agreements with unrelated parties to divest parcels of non-core properties located in the United States for total consideration of approximately $277.3 million, all of which closed by December 31, 2013. The consideration is subject to customary post-closing adjustments, with an effective date of July 1, 2013. Proceeds from the sales were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded.

Eagle Ford Assets

        On July 19, 2013, the Company completed the sale of its interest in Eagle Ford assets located in Fayette and Gonzales Counties, Texas, previously acquired as part of the merger with GeoResources, Inc. (the Merger), to private buyers for proceeds of approximately $148.5 million, after post-closing adjustments. The transaction had an effective date of January 1, 2013. Proceeds from the sale were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded.

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

pool. For the six months ended June 30, 2014 and 2013, the Company capitalized interest costs of $88.6 million and $106.4 million, respectively.

        At June 30, 2014, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2014 of the West Texas Intermediate (WTI) spot price of $100.27 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended June 30, 2014 of the Henry Hub price of $4.10 per million British thermal units (MMBtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. The Company's net book value of oil and natural gas properties at June 30, 2014 did not exceed the ceiling amount. At March 31, 2014, the Company recorded a full cost ceiling test impairment before income taxes of $61.2 million ($39.0 million after taxes). The Company recorded the full cost ceiling test impairment in "Full cost ceiling impairment" in the Company's unaudited condensed consolidated statements of operations and in "Accumulated depletion" in the Company's unaudited condensed consolidated balance sheets. Changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine the Company's ceiling test calculations and impairment analyses in future periods.

        At June 30, 2013, the ceiling test value of the Company's reserves was calculated based on the first day average of the 12-months ended June 30, 2013 of the WTI spot price of $91.60 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first day average of the 12-months ended June 30, 2013 of the Henry Hub price of $3.45 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at June 30, 2013 did not exceed the ceiling amount.

4. LONG-TERM DEBT

        Long-term debt as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014(1)	December 31, 2013(1)
	(In thousands)
Senior revolving credit facility	$259,000	$—
9.25% senior notes due 2022	400,000	400,000
8.875% senior notes due 2021(2)	1,371,216	1,372,355
9.75% senior notes due 2020(3)	1,151,961	1,152,099
8.0% convertible note due 2017(4)	263,461	259,369

	$3,445,638	$3,183,823

(1)
Table excludes $1.4 million of deferred premiums on derivative contracts which were classified as current at June 30, 2014 and December 31, 2013.

(2)
Amounts are net of a $4.9 million and a $5.1 million unamortized discount at June 30, 2014 and December 31, 2013, respectively, related to the issuance of the original 2021 Notes. The unamortized premium related to the additional 2021 Notes was approximately

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

  $26.1 million and $27.5 million at June 30, 2014 and December 31, 2013, respectively. See "8.875% Senior Notes" below for more details.

(3)
Amounts are net of a $8.4 million and a $8.9 million unamortized discount at June 30, 2014 and December 31, 2013, respectively, related to the issuance of the original 2020 Notes. On December 19, 2013, the Company completed the issuance of an additional $400 million principal amount of these notes. The unamortized premium related to these additional 2020 Notes was approximately $10.3 million and $11.0 million at June 30, 2014 and December 31, 2013, respectively. See "9.75% Senior Notes" below for more details.

(4)
Amount is net of a $26.2 million and a $30.3 million unamortized discount at June 30, 2014 and December 31, 2013, respectively. See "8.0% Convertible Note" below for more details.

Senior Revolving Credit Facility

        On February 8, 2012, the Company entered into a senior secured revolving credit agreement (the Senior Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Senior Credit Agreement provides for a $1.5 billion facility with a current borrowing base of $700.0 million. Amounts borrowed under the Senior Credit Agreement will mature on February 8, 2017. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The borrowing base is subject to a reduction equal to the product of 0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any future notes or other long-term debt securities that the Company may issue. Funds advanced under the Senior Credit Agreement may be paid down and re-borrowed during the five-year term of the facility. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 0.50% to 1.50% for ABR-based loans or at specified margins over LIBOR of 1.50% to 2.50% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the facility. Advances under the Senior Credit Agreement are secured by liens on substantially all of the Company's and its restricted subsidiaries' properties and assets. The Senior Credit Agreement contains customary representations, warranties and covenants including, among others, restrictions on the payment of dividends on the Company's capital stock and financial covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses of i) not less than 2.0 to 1.0 through December 31, 2014 (pursuant to the Seventh Amendment, discussed below) and ii) not less than 2.5 to 1.0 for subsequent periods.

        At June 30, 2014, under the borrowing base of $700.0 million, the Company had $259.0 million of indebtedness outstanding, $1.1 million of letters of credit outstanding and approximately $266 million of borrowing capacity under the indebtedness limitations in the Company's indentures.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

        On October 31, 2013, the Company entered into the Sixth Amendment to the Senior Credit Agreement, which, among other things, provides for EBITDA (as defined in the Senior Credit Agreement) to be annualized for three fiscal quarters starting with the fiscal quarter ended December 31, 2013 for purposes of measuring compliance with the interest coverage test. Specifically, (i) for the fiscal quarter ended December 31, 2013, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the three month period then ended multiplied by 4; (ii) for the fiscal quarter ended March 31, 2014, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the six month period then ended multiplied by 2; and (iii) for the fiscal quarter ended June 30, 2014, the Interest Coverage Ratio shall be calculated by utilizing EBITDA for the nine month period then ended multiplied by 1.333.

        On March 21, 2014, the Company entered into the Seventh Amendment to its Senior Credit Agreement (the Seventh Amendment). The Seventh Amendment increased the borrowing base to $800.0 million, which was subsequently reduced to $700 million upon the closing of the East Texas Assets divestiture in May 2014, as discussed in Note 2 "Acquisitions and Divestitures." The Seventh Amendment also provided the Company additional flexibility under the interest coverage test by modifying the minimum Interest Coverage Ratio to be 2.0 to 1.0 for any fiscal quarter ending on or before December 31, 2014.

        At June 30, 2014, the Company was in compliance with the financial covenants under the Senior Credit Agreement.

9.25% Senior Notes

        On August 13, 2013, the Company issued at par $400.0 million aggregate principal amount of 9.25% senior notes due 2022 (the 2022 Notes). The net proceeds from the offering of approximately $392.1 million (after deducting commissions and offering expenses) were used to repay a portion of the then outstanding borrowings under the Company's Senior Credit Agreement.

        The 2022 Notes bear interest at a rate of 9.25% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2014. The 2022 Notes will mature on February 15, 2022. The 2022 Notes are senior unsecured obligations of the Company, rank equally with all of its current and future senior indebtedness and are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing 100% owned subsidiaries, except for one subsidiary, HK TMS, LLC. Halcón, the issuer of the 2022 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        On May 23, 2014, the Company completed a registered exchange offer of the outstanding 2022 Notes for new registered notes having terms substantially identical to the 2022 Notes.

        On or before August 15, 2016, the Company may redeem up to 35% of the aggregate principal amount of the 2022 Notes with the net cash proceeds of certain equity offerings at a redemption price of 109.25% of the principal amount plus accrued and unpaid interest to the redemption date provided that: at least 65% in aggregate principal amount of the 2022 Notes originally issued remains outstanding immediately after the redemption and the redemption occurs within 180 days of the related equity offering. In addition, at any time prior to August 15, 2017, the Company may redeem some or all of the 2022 Notes for the principal amount thereof, plus accrued and unpaid interest plus a make whole premium equal to the excess, if any of (a) the present value at such time of (i) the redemption

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

price of such note at August 15, 2017, plus (ii) any required interest payments due on the notes through August 15, 2017 (excluding currently accrued and unpaid interest) computed using a discount rate equal to the Treasury Rate plus 50 basis points, discounted to the redemption date on a semi-annual basis, over (b) the principal amount of such note.

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

        The 2021 Notes bear interest at a rate of 8.875% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013. The Notes will mature on May 15, 2021. The 2021 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness. The 2021 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing 100% owned

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

subsidiaries, except for one subsidiary, HK TMS, LLC. Halcón, the issuer of the 2021 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

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

        In conjunction with the issuance of the 2021 Notes, the Company recorded a discount of approximately $5.7 million to be amortized over the remaining life of the 2021 Notes using the effective interest method. The remaining unamortized discount was $4.9 million at June 30, 2014. In conjunction with the issuance of the additional 2021 Notes, the Company recorded a premium of approximately $30.0 million to be amortized over the remaining life of the additional 2021 Notes using the effective interest method. The remaining unamortized premium was $26.1 million at June 30, 2014.

        The indenture governing the 2021 Notes contains affirmative and negative covenants that are substantially the same as those contained in the indenture governing the 9.25% senior notes, described above.

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

        The 2020 Notes bear interest at a rate of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2013. The 2020 Notes will mature on July 15, 2020. The 2020 Notes are senior unsecured obligations of the Company and rank equally with all of its

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

current and future senior indebtedness. The 2020 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing 100% owned subsidiaries, except for one subsidiary, HK TMS, LLC. Halcón, the issuer of the 2020 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        On June 4, 2013, the Company completed a registered exchange offer of the outstanding 2020 Notes originally issued, for new registered notes having terms substantially identical to the original 2020 Notes. On May 23, 2014, the Company completed a registered exchange offer of the outstanding additional 2020 Notes for new registered notes having terms substantially identical to the additional 2020 Notes.

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

        In conjunction with the issuance of the 2020 Notes, the Company recorded a discount of approximately $10.2 million to be amortized over the remaining life of the 2020 Notes using the effective interest method. The remaining unamortized discount was $8.4 million at June 30, 2014. In conjunction with the issuance of the additional 2020 Notes, the Company recorded a premium of approximately $11.0 million to be amortized over the remaining life of the additional 2020 Notes using the effective interest method. The remaining unamortized premium was approximately $10.3 million at June 30, 2014.

        The indenture governing the 2020 Notes contains affirmative and negative covenants that are substantially the same as those contained in the indenture governing the 9.25% senior notes, described above.

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

        The Company allocated the proceeds received for the 2017 Note and February 2012 Warrants on a relative fair value basis. Consequently, the Company recorded a discount of $43.6 million to be amortized over the remaining life of the 2017 Note utilizing the effective interest rate method. The remaining unamortized discount was $26.2 million at June 30, 2014.

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. During the first six months of 2014, the Company expensed $0.5 million of debt issuance costs in conjunction with a decrease in the Company's borrowing base under the Senior Credit Agreement. At June 30, 2014 and December 31, 2013, the Company had approximately $59.5 million and $64.3 million, respectively, of unamortized debt issuance costs.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2014 and December 31, 2013. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2014.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$694	$—	$694

Liabilities
Liabilities from derivative contracts	$—	$140,033	$5,170	$145,203

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$24,762	$—	$24,762

Liabilities
Liabilities from derivative contracts	$—	$34,376	$2,816	$37,192

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

	Significant Unobservable Inputs (Level 3)
	June 30, 2014	December 31, 2013
Beginning Balance	$(2,816)	$—
Net gain (loss) on derivative contracts	(2,354)	(2,816)
Settlements	—	—
Purchase of derivative contracts	—	—
Buy out of derivative contracts	—	—

Ending Balance	$(5,170)	$(2,816)

Change in unrealized gains (losses) included in earnings related to derivatives still held at June 30, 2014 and December 31, 2013	$(2,354)	$(2,816)

        As of June 30, 2014 and December 31, 2013, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company's current derivative contracts is a lender or an affiliate of a lender in the Company's Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement.

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Credit Agreement approximates carrying value because the interest rates approximate current market rates. The following table presents the estimated fair values of the Company's fixed interest rate, long-term debt instruments as of June 30, 2014 and December 31, 2013 (excluding discounts, premiums and deferred premiums on derivative contracts):

	June 30, 2014		December 31, 2013
Debt	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
9.25% $400 million senior notes	$400,000	$437,000	$400,000	$407,432
8.875% $1.35 billion senior notes	1,350,000	1,454,625	1,350,000	1,390,500
9.75% $1.15 billion senior notes	1,150,000	1,263,563	1,150,000	1,197,438
8.0% $289.7 million convertible note	289,669	538,709	289,669	368,418

	$3,189,669	$3,693,897	$3,189,669	$3,363,788

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

        The fair value of the Company's fixed interest debt instruments was calculated using Level 2 criteria at June 30, 2014 and December 31, 2013. The fair value of the Company's senior notes is based on quoted market prices from trades of such debt. The fair value of the Company's convertible note is based on published market prices and risk-free rates.

        On June 16, 2014, the Company entered into a transaction to develop its Tuscaloosa Marine Shale assets with credit funds and accounts managed by affiliates of Apollo Global Management, LLC. See Note 9, "Mezzanine Equity," for a discussion of the valuation approach used to allocate the investment proceeds to the transaction's components and the classification of the estimate within the fair value hierarchy.

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

        At June 30, 2014 and December 31, 2013, the Company's crude oil and natural gas derivative positions consisted of swaps, swaptions, costless put/call "collars," extendable costless collars and put options. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. Extendable collars are costless put/call contracts that may be extended annually at the option of the counterparty on a designated date. A sold put option limits the exposure of the counterparty's risk should the price fall below the strike price. Sold put options limit the effectiveness of purchased put options at the low end of the put/call collars to market

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

prices in excess of the strike price of the put option sold. Swaptions are swap contracts that may be extended annually at the option of the counterparty on a designated date. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark- to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations.

        At June 30, 2014, the Company had 107 open commodity derivative contracts summarized in the following tables: 11 natural gas collar arrangements, 69 crude oil collar arrangements, 15 crude oil swaps, one crude oil put option, one crude oil call option, eight crude oil swaptions and two crude oil extendable collars.

        At December 31, 2013, the Company had 86 open commodity derivative contracts summarized in the following tables: 10 natural gas collar arrangements, 52 crude oil collar arrangements, five crude oil three-way collars, one crude oil put option, eight crude oil swaps, eight crude oil swaptions and two crude oil extendable collars.

        All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013:

		Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet	June 30, 2014	December 31, 2013	Balance sheet	June 30, 2014	December 31, 2013
		(In thousands)			(In thousands)
Commodity contracts	Current assets—receivables from derivative contracts	$343	$2,028	Current liabilities—liabilities from derivative contracts	$(79,844)	$(17,859)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	351	22,734	Other noncurrent liabilities—liabilities from derivative contracts	(65,359)	(19,333)

Total derivatives not designated as hedging contracts under ASC 815		$694	$24,762		$(145,203)	$(37,192)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations:

		Amount of gain or (loss) recognized in income on derivative contracts for the Three Months Ended June 30,		Amount of gain or (loss) recognized in income on derivative contracts for the Six Months Ended June 30,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2014	2013	2014	2013
		(In thousands)		(In thousands)
Commodity contracts:
Unrealized gain (loss) oncommodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$(105,897)	$34,515	$(132,813)	$17,716
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$(15,145)	$(415)	$(21,885)	(2,038)

Total net gain (loss) on derivative contracts	Other income (expenses)—net gain (loss) on derivative contracts	$(121,042)	$34,100	$(154,698)	$15,678

        At June 30, 2014 and December 31, 2013, the Company had the following open crude oil and natural gas derivative contracts:

			June 30, 2014
				Floors		Ceilings		Put Options		Call Options
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
July 2014 - December 2014	Call	Crude Oil	184,000							$95.00	$95.00
July 2014 - December 2014	Collars	Crude Oil	4,738,000	85.00 - 95.00	88.83	92.50 - 108.45	96.58
July 2014 - December 2014	Collars	Natural Gas	6,900,000	3.75 - 4.00	3.87	4.26 - 4.55	4.36
July 2014 - December 2014	Put	Crude Oil	184,000					90.00	90.00
July 2014 - December 2014	Swaps	Crude Oil	276,000	96.00 - 96.17	96.11
January 2015 - June 2015	Collars	Crude Oil	1,583,750	85.00 - 90.00	86.29	91.00 - 98.50	93.14
January 2015 - December 2015	Collars	Natural Gas	6,387,500	4.00	4.00	4.55 - 4.85	4.68
January 2015 - December 2015(1)	Collars	Crude Oil	6,205,000	82.50 - 90.00	86.47	90.00 - 100.25	94.39
January 2015 - December 2015(2)	Swaps	Crude Oil	1,825,000	91.00 - 92.75	91.76
March 2015 - December 2015	Collars	Crude Oil	306,000	87.50	87.50	92.50	92.50
April 2015 - December 2015	Collars	Crude Oil	412,500	87.50	87.50	92.50	92.50
July 2015 - December 2015	Collars	Crude Oil	1,104,000	85.00 - 87.50	85.83	90.00 - 92.50	90.92
January 2016 - June 2016	Collars	Crude Oil	182,000	90.00	90.00	96.85	96.85
January 2016 - December 2016	Collars	Crude Oil	1,830,000	87.50 - 90.00	88.55	92.70 - 95.10	93.84
January 2016 - December 2016	Collars	Natural Gas	732,000	4.00	4.00	4.22	4.22
January 2016 - December 2016(3)	Swaps	Crude Oil	2,928,000	88.00 - 91.50	89.04

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

			December 31, 2013
				Floors		Ceilings		Put Options
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2014 - March 2014	Three-Way Collars	Crude Oil	144,000	$95.00	$95.00	$98.60 - 109.50	$100.03	$70.00	$70.00
January 2014 - June 2014	Collars	Crude Oil	724,000	90.00	90.00	96.50 - 99.50	98.00
January 2014 - December 2014	Collars	Crude Oil	7,573,750	85.00 - 95.00	88.67	93.60 - 108.45	96.22
January 2014 - December 2014	Collars	Natural Gas	11,862,500	3.75 - 4.00	3.85	4.26 - 4.55	4.35
April 2014 - June 2014	Three-Way Collars	Crude Oil	136,500	95.00	95.00	98.20 - 101.00	99.13	70.00	70.00
July 2014 - December 2014	Collars	Crude Oil	920,000	87.50 - 90.00	89.50	92.50 - 100.25	97.87
July 2014 - December 2014	Collars	Natural Gas	920,000	4.00	4.00	4.42	4.42
July 2014 - December 2014	Put	Crude Oil	184,000					90.00	90.00
January 2015 - June 2015	Collars	Crude Oil	1,583,750	85.00 - 90.00	86.29	91.00 - 98.50	93.14
January 2015 - December 2015(1)	Collars	Crude Oil	5,110,000	82.50 - 90.00	86.07	90.00 - 100.25	94.65
January 2015 - December 2015	Collars	Natural Gas	6,387,500	4.00	4.00	4.55 - 4.85	4.68
January 2015 - December 2015(2)	Swaps	Crude Oil	1,095,000	91.00 - 91.25	91.17
January 2016 - December 2016(3)	Swaps	Crude Oil	2,190,000	88.00 - 88.87	88.30

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

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts at June 30, 2014 and December 31, 2013:

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(In thousands)		(In thousands)
Gross Amounts Presented in the Consolidated Balance Sheet	$694	$24,762	$(145,203)	$(37,192)
Amounts Not Offset in the Consolidated Balance Sheet	(694)	(20,036)	675	19,507

Net Amount	$—	$4,726	$(144,528)	$(17,685)

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

        The Company recorded the following activity related to its ARO liability for the six months ended June 30, 2014 (in thousands, inclusive of the current portion):

Liability for asset retirement obligations as of December 31, 2013	$39,257
Liabilities settled and divested(1)	(8,039)
Additions	1,988
Acquisitions	105
Accretion expense	948
Revisions in estimated cash flows	155

Liability for asset retirement obligations as of June 30, 2014	$34,414

(1)
See Note 2, "Acquisitions and Divestitures" for additional information on the Company's divestiture activities.

8. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas; Tulsa, Oklahoma; and Denver, Colorado as well as a number of other field office locations. Rent expense was approximately $4.0 million and $4.4 million for the six months ended June 30, 2014 and 2013, respectively. In addition, the Company has commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2017. Early termination of the drilling rig commitments would result in termination penalties approximating $39.2 million, which would be in lieu of the remaining $73.1 million of drilling rig commitments as of June 30, 2014. As of June 30, 2014, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2013, as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, approximating $66.1 million in the aggregate, and containing various expiration dates through 2024.

        The Company has entered into various long-term gathering, transportation and sales contracts in its Bakken / Three Forks formations in North Dakota. As of June 30, 2014, the Company had in place nine long-term crude oil contracts and two long-term natural gas contracts in this area. Under the terms of these contracts, the Company has committed a substantial portion of its Bakken / Three Forks production for periods ranging from five to ten years from the date of first production. The sales prices

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

under these contracts are based on posted market rates. The Company believes that there are sufficient available reserves and supplies in the Bakken / Three Forks formations to meet its commitments. Historically, the Company has been able to meet its delivery commitments.

        On December 20, 2013, the Company entered into a carry and earning agreement, as amended (the Agreement) with an independent third party (Seller) associated with the acquisition of certain properties believed to be prospective for the TMS, primarily in Wilkinson County, Mississippi and in West Feliciana and East Feliciana Parishes, Louisiana. The Agreement requires the Company to fund up to $189.4 million (the Carry Amount) in exchange for approximately 117,870 net acres. The Company paid $62.5 million of the Carry Amount at closing on February 28, 2014 and the remaining $126.9 million during the three months ended June 30, 2014, reflected as "Advance on carried interest" in the accompanying unaudited condensed consolidating statements of cash flows. The Carry Amount is to be used by the Seller to fund wells prospective for the TMS to be drilled by the Seller (the Carry Wells) on the Seller's retained acreage. As part of the transaction, the Company will also receive a 5% working interest in the Carry Wells. Any portion of the Carry Amount not spent by the Seller, in accordance with the Agreement, on or before August 31, 2017, shall be returned to the Company.

        On June 16, 2014, the Company entered into a transaction to develop its Tuscaloosa Marine Shale assets with credit funds and accounts managed by affiliates of Apollo Global Management, LLC. See Note 9, "Mezzanine Equity," for a discussion of the drilling obligation associated with the transaction.

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

9. MEZZANINE EQUITY

        On June 16, 2014, credit funds and accounts managed by affiliates of Apollo Global Management, LLC (Apollo) contributed $150 million in cash to HK TMS, LLC, a wholly owned Delaware limited liability company (HK TMS), that, as of June 16, 2014 holds all of the Company's undeveloped acreage in Mississippi and Louisiana that management believes is prospective for the Tuscaloosa Marine Shale (TMS) formation, in exchange for the issuance by HK TMS of 150,000 preferred shares. At the closing, the Company also contributed $50 million in cash to HK TMS, LLC. Holders of the HK TMS preferred shares will receive quarterly cash dividends of 8% cumulative perpetual per annum, subject to HK TMS' option to pay such dividends "in-kind" through the issuance of additional preferred shares. The preferred shares will be automatically redeemed and cancelled when the holders receive cash dividends and distributions on the preferred shares equating to the greater of a 12% annual rate of return plus principal and 1.25 times their investment plus applicable fees ("the Redemption Price"), subject to adjustment under certain circumstances. The preferred shares have a liquidation preference in the event of dissolution in an amount equal to the redemption price plus any unpaid dividends not otherwise included in the calculation of the redemption price through the date of liquidation payment. If the preferred shares remain outstanding after June 16, 2018 Apollo can require

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MEZZANINE EQUITY (Continued)

HK TMS to redeem the preferred shares at the Redemption Price. HK TMS may also redeem the preferred shares at any time by paying the redemption price, or may be required to redeem the preferred shares for the Redemption Price plus penalties under certain circumstances. The preferred shares have been classified as "Redeemable noncontrolling interest" and included in "Mezzanine equity" between total liabilities and shareholders' equity on the unaudited condensed consolidated balance sheets pursuant to ASC 480-10-S99-3A. The preferred interests, while not currently redeemable, are considered probable of becoming redeemable and therefore will be subsequently remeasured each reporting period by accreting the initial value to the estimated required redemption value through June 16, 2018. In accordance with ASC 480-10-S99-3A, an adjustment to the carrying amount presented in mezzanine equity will be recognized as charges against retained earnings and will reduce income available to common shareholders in the calculation of earnings per share. Adjustments to the carrying amount may not be necessary if the application of ASC 810 results in a noncontrolling interest balance in excess of what is required pursuant to ASC 480-10-S99-3A.

        Under certain circumstances, Apollo may acquire up to an additional 250,000 preferred shares of HK TMS on the same terms, with HK TMS receiving up to an additional $250 million in cash proceeds (Tranche Rights). The Tranche Rights have been recognized separately as a liability instrument within "Other noncurrent liabilities" in the unaudited condensed consolidated balance sheets, in accordance with ASC 480 as the shares underlying the Tranche Rights are redeemable equity instruments. The Tranche Rights will be subsequently remeasured at fair value each reporting period in accordance with ASC 480.

        In conjunction with the issuance of the preferred shares, HK TMS conveyed a 4.0% overriding royalty interest (ORRI), subject to reduction to 2.0% under certain circumstances, in 75 net wells to be drilled and completed on its TMS acreage. The number of wells subject to the ORRI will increase to the extent that Apollo subscribes for additional preferred shares, with a maximum of 200 net operated wells subject to such ORRI if Apollo subscribes for the full additional 250,000 preferred shares. The ORRI has been recognized separately as a conveyance of oil and natural gas properties from "Unevaluated properties" on the unaudited condensed consolidated balance sheets and within "Proceeds received from the sale of oil and natural gas assets" on the unaudited condensed consolidated statements of cash flows. The Company has committed to drill a minimum of 6.5 net wells in each of the six consecutive twelve month periods beginning June 16, 2014.

        Of the $150 million initial investment proceeds from Apollo, the Company allocated the proceeds as follows (in thousands):

HK TMS, LLC preferred stock	$110,051
Tranche rights	4,516
Overriding royalty interest	34,576
Other	857

Total initial investment proceeds	$150,000

        For purposes of estimating the fair values of the transaction components, an income approach was used that estimated fair value based on the anticipated cash flows associated with the Company's proved reserves, discounted using a weighted average cost of capital rate. The estimation of the fair value of these components includes the use of unobservable inputs, such as estimates of proved

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MEZZANINE EQUITY (Continued)

reserves, the weighted average cost of capital (discount rate), estimated future revenues, and estimated future capital and operating costs. The use of these unobservable inputs results in the fair value estimates being classified as Level 3. Although the Company believes the assumptions and estimates used in the fair value calculation of the transaction components are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating the fair value of the transaction components are inherently uncertain and require management judgment.

        As part of the transaction, HK TMS is required to maintain a minimum cash balance equal to two quarterly dividend payments, of $3.0 million each, plus $10.0 million, which is presented on the unaudited condensed consolidated balance sheets in "Restricted cash."

        The Company recorded the following activity related to the preferred shares recorded in "Mezzanine equity" for the six months ended June 30, 2014 (in thousands, except per share amounts):

	Redeemable noncontrolling interest (Mezzanine equity)
	Shares	Amount
Balances at December 31, 2013	—	$—
Issuance of HK TMS, LLC preferred stock	150,000	110,051
Offering costs	—	(2,416)
Deemed dividends on redeemable noncontrolling interest	—	403

Balances at June 30, 2014	150,000	$108,038

10. STOCKHOLDERS' EQUITY

5.75% Series A Convertible Perpetual Preferred Stock

        On June 18, 2013, the Company completed its offering of 345,000 shares of its 5.75% Series A Convertible Perpetual Preferred Stock (the Series A Preferred Stock) at a public offering price of $1,000 per share (the Liquidation Preference). The net proceeds to the Company were approximately $335.2 million, after deducting the underwriting discount and offering expenses. The Company used the net proceeds to repay a portion of the outstanding borrowings under its Senior Credit Agreement.

        Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends at the rate of 5.75% per annum (the dividend rate) on the Liquidation Preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, in common stock of the Company, or a combination thereof, and are payable on March 1, June 1, September 1 and December 1 of each year. On June 2, 2014, the Company paid cumulative, declared dividends of $5.0 million by issuing approximately 0.9 million shares of common stock. As of June 30, 2014, cumulative, undeclared dividends on the Series A Preferred Stock amounted to approximately $1.7 million.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

        The Series A Preferred Stock has no maturity date, is not redeemable by the Company at any time, and will remain outstanding unless converted by the holders or mandatorily converted by the Company. Each share of Series A Preferred Stock is convertible, at the holder's option at any time, into approximately 162.4431 shares of common stock of the Company (which is equivalent to a conversion price of approximately $6.16 per share), subject to specified adjustments as set forth in the Series A Designation. Based on the initial conversion rate, approximately 56.0 million shares of common stock of the Company would be issuable upon conversion of all the shares of Series A Preferred Stock. On or after June 6, 2018, the Company may, at its option, give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of common stock of the Company at the conversion rate (as defined in the Series A Designation), if the closing sale price of the Company's common stock equals or exceeds 150% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days.

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

Common Stock

        On May 22, 2014, with stockholder approval, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to increase its authorized common stock by approximately 670.0 million shares for a total of 1.34 billion authorized shares of common stock.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

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

Incentive Plan

        On May 8, 2006, the Company's stockholders first approved its 2006 Long-Term Incentive Plan (the Plan). On May 23, 2013, shareholders last approved an increase in authorized shares under the Plan from 11.5 million to 41.5 million. As of June 30, 2014 and December 31, 2013, a maximum of 13.2 million and 25.7 million shares of common stock, respectively, remained reserved for issuance under the Plan.

        The Company accounts for share-based payment accruals under authoritative guidance on stock compensation, as set forth in ASC Topic 718. The guidance requires all share-based payments to employees and directors, including grants of performance units, stock options, and restricted stock, to be recognized in the financial statements based on their fair values.

        For the three and six months ended June 30, 2014, the Company recognized $4.9 million and $9.2 million, respectively, of share-based compensation expense as a component of "General and administrative" on the unaudited condensed consolidated statements of operations. For the three and

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

six months ended June 30, 2013, the Company recognized $4.6 million and $7.0 million, respectively, of share-based compensation expense.

Performance Share Units

        During the three months ended March 31, 2014, the Company granted performance share units (PSU) under the Plan covering 1.6 million shares of common stock to senior management of the Company. The PSU provide that the number of shares of common stock received upon vesting will vary if the market price of the Company's common stock exceeds certain pre-established target thresholds as measured by the average of the adjusted closing price of a share of the Company's common stock during the sixty trading days preceding the third anniversary of issuance, or the measurement date. The PSU utilize $4.00 as the floor price, below which the PSU will not vest and will expire. If the average market price at the measurement date is equal to $4.00, the PSU will vest and represent the right to receive 50% of the number of shares of common stock underlying the PSU. At $7.00, the PSU will vest and represent the right to receive the full number of shares of common stock underlying the PSU; and at $10.00, the PSU will vest and represent the right to receive 200% of the number of shares of common stock underlying the PSU. All stock price targets are subject to customary adjustments based upon changes in the Company's capital structure. In the event the average market price falls between targeted price thresholds, the PSU will represent the right to receive a proportionate number of shares, e.g., 75% of the number of shares of common stock underlying the PSU if the average market price at such time is $5.50, 150% of the number of shares of common stock underlying the PSU if the average market price at such time is $8.50, and so forth. The Company has reserved for issuance under the Plan the maximum number of shares that participants might have the right to receive upon vesting of the PSU, or 3.2 million shares of common stock. At June 30, 2014, the Company had $4.4 million of unrecognized compensation expense related to non-vested PSU to be recognized over a weighted-average period of 2.7 years.

Stock Options

        During the six months ended June 30, 2014, the Company granted stock options under the Plan covering 6.2 million shares of common stock to employees of the Company. The stock options have exercise prices ranging from $3.67 to $6.58 with a weighted average exercise price of $3.69. These awards typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At June 30, 2014, the Company had $16.9 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.3 years.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

Restricted Stock

        During the six months ended June 30, 2014, the Company granted 3.9 million shares of restricted stock under the Plan to directors and employees of the Company. These restricted shares were granted at prices ranging from $3.67 to $6.58 with a weighted average price of $3.84. Employee shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six-months from the date of grant. At June 30, 2014, the Company had $17.9 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.4 years.

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

Treasury Stock

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

11. INCOME TAXES

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

        In assessing the need for a valuation allowance on the Company's deferred tax assets, the Company considers possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. A significant item of objective negative evidence considered was the cumulative three-year book loss driven primarily by ceiling test write-downs in 2013. Based upon the evaluation of the available evidence the Company continued to record a valuation allowance against its net deferred tax assets as of June 30, 2014.

        The Company recorded no income tax expense or benefit on a pre-tax loss of $140.4 million for the six months ended June 30, 2014 due to the valuation allowance. For the six months ended June 30, 2013, the Company recorded a tax provision of $26.4 million on pre-tax income of $69.0 million. The effective tax rate for the six months ended June 30, 2014 was 0.0% compared to 38.3% for the six months ended June 30, 2013. The significant difference in the effective tax rate is due to the full valuation allowance that was established during the fourth quarter of 2013.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        During the first quarter of 2014, the Internal Revenue Service commenced an audit of GeoResources, Inc.'s tax returns for the tax years ending December 31, 2010 through August 1, 2012. The audit is ongoing as of the date of this filing.

12. EARNINGS PER COMMON SHARE

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Basic:
Net income (loss) available to common stockholders	$(73,333)	$36,372	$(151,256)	$41,837

Weighted average basic number of common shares outstanding	414,722	366,712	414,125	356,482

Basic net income (loss) per share of common stock	$(0.18)	$0.10	$(0.37)	$0.12

Diluted:
Net income (loss) available to common stockholders	$(73,333)	$36,372	$(151,256)	$41,837

Interest on convertible debt, net	—	974	—	1,974

Net income (loss) available to common stockholders after assumed conversions	$(73,333)	$37,346	$(151,256)	$43,811

Weighted average basic number of common shares outstanding	414,722	366,712	414,125	356,482
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of February 2012 Warrants	Anti-dilutive	9,954	Anti-dilutive	12,183
Exercise of August 2012 Warrants	—	Anti-dilutive	—	Anti-dilutive
Vesting of restricted shares	Anti-dilutive	108	Anti-dilutive	682
Vesting of performance units	Anti-dilutive	—	Anti-dilutive	—
Conversion of 2017 Notes	Anti-dilutive	64,371	Anti-dilutive	32,185
Conversion of preferred stock	—	—	—	10,880
Conversion of Series A preferred stock	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive

Weighted average diluted number of common shares outstanding	414,722	441,145	414,125	412,412

Diluted net income (loss) per share of common stock	$(0.18)	$0.08	$(0.37)	$0.11

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EARNINGS PER COMMON SHARE (Continued)

        Common stock equivalents, including stock options, warrants, restricted shares, performance units, convertible debt, and preferred stock, totaling 179.9 million and 176.8 million shares for the three and six months ended June 30, 2014, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses. Common stock equivalents, including stock options, warrants, restricted shares, convertible debt, and preferred stock, totaling 17.1 million and 43.9 million shares for the three and six months ended June 30, 2013, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

13. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$188,802	$129,355
Joint interest accounts	118,561	170,907
Affiliated partnership	234	500
Other	1,282	11,756

	$308,879	$312,518

Prepaids and other:
Prepaids	$7,691	$5,636
Income tax receivable	5,403	10,404
Other	1,085	58

	$14,179	$16,098

Accounts payable and accrued liabilities:
Trade payables	$119,823	$87,661
Accrued oil and natural gas capital costs	234,940	292,472
Revenues and royalties payable	155,927	124,222
Accrued interest expense	82,564	82,570
Accrued employee compensation	9,803	2,272
Accrued lease operating expenses	25,063	21,469
Drilling advances from partners	29,361	24,882
Affiliated partnership	866	679
Other	287	362

	$658,634	$636,589

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company's existing 100% owned subsidiaries, other than HK TMS. On June 16, 2014, the Company contributed undeveloped acreage in Mississippi and Louisiana that management believes is prospective for the TMS into HK TMS.

        The following condensed consolidating balance sheets, condensed consolidating statements of operations, and condensed consolidating statements of cash flows for the parent company, subsidiary guarantors on a combined basis, the non-guarantor subsidiary, the consolidating adjustments and the total consolidated amounts are presented as of June 30, 2014 and for the three and six months ended June 30, 2014. Such condensed consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had these subsidiaries operated as independent entities.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$302,520	$1,692	$—	$304,212
Natural gas	—	10,308	—	—	10,308
Natural gas liquids	—	9,364	—	—	9,364

Total oil, natural gas and natural gas liquids sales	—	322,192	1,692	—	323,884
Other	—	6,792	—	(3,532)	3,260

Total operating revenues	—	328,984	1,692	(3,532)	327,144

Operating expenses:
Production:
Lease operating	—	30,842	126	—	30,968
Workover and other	—	3,988	—	—	3,988
Taxes other than income	76	30,131	103	—	30,310
Gathering and other	—	5,898	—	—	5,898
General and administrative	16,534	11,071	2,276	(2,138)	27,743
Depletion, depreciation and accretion	605	131,736	722	407	133,470
Other operating property and equipment impairment	—	3,477	—	—	3,477

Total operating expenses	17,215	217,143	3,227	(1,731)	235,854

Income (loss) from operations	(17,215)	111,841	(1,535)	(1,801)	91,290
Other income (expenses):
Net gain (loss) on derivative contracts	—	(121,042)	—	—	(121,042)
Interest expense and other, net	(79,497)	41,765	7	—	(37,725)

Total other income (expenses)	(79,497)	(79,277)	7	—	(158,767)

Income (loss) before income taxes	(96,712)	32,564	(1,528)	(1,801)	(67,477)
Income tax benefit (provision)	—	(128)	(562)	690	—
Equity in earnings of subsidiary, net of tax	28,339	(4,097)	—	(24,242)	—

Net income (loss)	(68,373)	28,339	(2,090)	(25,353)	(67,477)
Series A preferred dividends	(4,960)	—	—	—	(4,960)
Preferred dividends on redeemable noncontrolling interest	—	—	(896)	—	(896)

Net income (loss) available to common stockholders	$(73,333)	$28,339	$(2,986)	$(25,353)	$(73,333)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$558,549	$1,692	$—	$560,241
Natural gas	—	19,717	—	—	19,717
Natural gas liquids	—	18,123	—	—	18,123

Total oil, natural gas and natural gas liquids sales	—	596,389	1,692	—	598,081
Other	—	7,744	—	(3,532)	4,212

Total operating revenues	—	604,133	1,692	(3,532)	602,293

Operating expenses:
Production:
Lease operating	—	67,480	126	—	67,606
Workover and other	—	6,777	—	—	6,777
Taxes other than income	152	54,215	103	—	54,470
Gathering and other	—	10,659	—	—	10,659
Restructuring	—	987	—	—	987
General and administrative	37,259	23,144	2,276	(2,138)	60,541
Depletion, depreciation and accretion	1,353	250,896	722	407	253,378
Full cost ceiling impairment	—	61,165	—	—	61,165
Other operating property and equipment impairment	—	3,789	—	—	3,789

Total operating expenses	38,764	479,112	3,227	(1,731)	519,372

Income (loss) from operations	(38,764)	125,021	(1,535)	(1,801)	82,921
Other income (expenses):
Net gain (loss) on derivative contracts	—	(154,698)	—	—	(154,698)
Interest expense and other, net	(158,095)	89,424	7	—	(68,664)

Total other income (expenses)	(158,095)	(65,274)	7	—	(223,362)

Income (loss) before income taxes	(196,859)	59,747	(1,528)	(1,801)	(140,441)
Income tax benefit (provision)	—	(128)	(562)	690	—
Equity in earnings of subsidiary, net of tax	55,522	(4,097)	—	(51,425)	—

Net income (loss)	(141,337)	55,522	(2,090)	(52,536)	(140,441)
Series A preferred dividends	(9,919)	—	—	—	(9,919)
Preferred dividends on redeemable noncontrolling interest	—	—	(896)	—	(896)

Net income (loss) available to common stockholders	$(151,256)	$55,522	$(2,986)	$(52,536)	$(151,256)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash	$—	$357	$160,915	$—	$161,272
Accounts receivable	—	301,924	9,838	(2,883)	308,879
Receivables from derivative contracts	—	343	—	—	343
Current portion of deferred income taxes	—	9,637	—	(1,848)	7,789
Restricted cash	—	—	16,000	—	16,000
Inventory	—	6,091	—	—	6,091
Prepaids and other	1,028	13,151	—	—	14,179

Total current assets	1,028	331,503	186,753	(4,731)	514,553

Oil and natural gas properties (full cost method):
Evaluated	—	5,258,205	11,024	(1,394)	5,267,835
Unevaluated	—	1,887,916	357,257	—	2,245,173

Gross oil and natural gas properties	—	7,146,121	368,281	(1,394)	7,513,008
Less—accumulated depletion	—	(2,497,664)	(793)	(407)	(2,498,864)

Net oil and natural gas properties	—	4,648,457	367,488	(1,801)	5,014,144

Other operating property and equipment:
Gas gathering and other operating assets	14,354	130,351	90	—	144,795
Less—accumulated depreciation	(5,228)	(6,504)	(4)	—	(11,736)

Net other operating property and equipment	9,126	123,847	86	—	133,059

Other noncurrent assets:
Receivables from derivative contracts	—	351	—	—	351
Debt issuance costs, net	59,476	—	—	—	59,476
Intercompany notes and accounts receivable	4,743,524	210,232	—	(4,953,756)	—
Investment in subsidiary	163,524	405,599	—	(569,123)	—
Equity in oil and natural gas partnership	—	4,706	—	—	4,706
Funds in escrow and other	515	1,835	—	—	2,350

Total assets	$4,977,193	$5,726,530	$554,327	$(5,529,411)	$5,728,639

Current liabilities:
Accounts payable and accrued liabilities	$—	$628,027	$33,490	$(2,883)	$658,634
Liabilities from derivative contracts	—	79,844	—	—	79,844
Asset retirement obligations	—	54	—	—	54
Current portion of deferred income taxes	1,848	—	—	(1,848)	—
Current portion of long-term debt	—	1,389	—	—	1,389

Total current liabilities	1,848	709,314	33,490	(4,731)	739,921

Long-term debt	3,445,638	—	—	—	3,445,638
Other noncurrent liabilities:
Liabilities from derivative contracts	—	65,359	—	—	65,359
Asset retirement obligations	—	34,207	153	—	34,360
Deferred income taxes	—	7,789	—	—	7,789
Intercompany notes and accounts payable	210,232	4,743,652	562	(4,954,446)	—
Other	—	2,685	5,374	—	8,059
Commitments and contingencies
Mezzanine equity:
Redeemable noncontrolling interest	—	—	108,038	—	108,038
Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	41	—	—	—	41
Additional paid-in capital	2,976,907	—	409,696	(409,696)	2,976,907
Retained earnings (accumulated deficit)	(1,657,473)	163,524	(2,986)	(160,538)	(1,657,473)

Total stockholders' equity	1,319,475	163,524	406,710	(570,234)	1,319,475

Total liabilities and stockholders' equity	$4,977,193	$5,726,530	$554,327	$(5,529,411)	$5,728,639

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(185,017)	$592,504	$4,849	$(1,394)	$410,942

Cash flows from investing activities:
Oil and natural gas capital expenditures	—	(841,905)	(13,227)	1,394	(853,738)
Proceeds received from sale of oil and natural gas assets	—	431,635	33,817	—	465,452
Advance on carried interest	—	(62,500)	(126,942)	—	(189,442)
Other operating property and equipment capital expenditures	(1,277)	(28,248)	—	—	(29,525)
Advances to subsidiary	(69,223)	(162,878)	—	232,101	—
Funds held in escrow and other	—	(307)	—	—	(307)

Net cash provided by (used in) investing activities	(70,500)	(664,203)	(106,352)	233,495	(607,560)

Cash flows from financing activities:
Proceeds from borrowings	1,286,000	—	—	—	1,286,000
Repayments of borrowings	(1,027,000)	—	—	—	(1,027,000)
Debt issuance costs	(77)	—	—	—	(77)
HK TMS, LLC preferred stock issued	—	—	110,051	—	110,051
HK TMS, LLC tranche rights	—	—	4,516	—	4,516
HK TMS, LLC preferred stock dividends	—	—	(493)	—	(493)
Restricted cash	—	—	(16,000)	—	(16,000)
Proceeds from subsidiary	—	69,223	162,878	(232,101)	—
Offering costs and other	(3,407)	—	1,466	—	(1,941)

Net cash provided by (used in) financing activities	255,516	69,223	262,418	(232,101)	355,056

Net increase (decrease) in cash	(1)	(2,476)	160,915	—	158,438
Cash at beginning of period	1	2,833	—	—	2,834

Cash at end of period	$—	$357	$160,915	$—	$161,272

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. For more information, see "Special note regarding forward-looking statements."

Overview

        We are an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. We were incorporated in Delaware on February 5, 2004 and were recapitalized on February 8, 2012. During 2012, we focused our efforts on the acquisition of unevaluated leasehold and producing properties in selected prospect areas, providing us with an extensive drilling inventory in multiple basins that we believe allow for multiple years of production growth and broad flexibility to direct our capital resources to projects with the greatest potential returns. During 2013 and 2014, we focused on the development of acquired properties and also divested non-core assets in order to fund activities in our core resource plays. Additionally, in 2014, we began the development of certain assets we believe are prospective for the Tuscaloosa Marine Shale.

        Our oil and natural gas assets consist of undeveloped acreage positions in unconventional liquids-rich basins/fields. We have acquired acreage and may acquire additional acreage in the Bakken / Three Forks formations in North Dakota, the Eagle Ford formation in East Texas and the Tuscaloosa Marine Shale formation in Louisiana and Mississippi, as well as other areas.

        Our average daily oil and natural gas production increased 43% in the first six months of 2014 compared to the same period in the prior year. During the first six months of 2014, we averaged 39,354 barrels of oil equivalent (Boe) per day (Boe/d) compared to average daily production of 27,602 Boe/d during the first six months of 2013. The increase in production compared to the prior year period was driven primarily by operated drilling results and increased production volumes associated with the development of properties we have acquired in the Bakken / Three Forks and the Eagle Ford formation in East Texas (which we refer to as "El Halcón"). These areas collectively accounted for an increase of approximately 18,400 Boe/d. This increase was partially offset by production decreases from our divestiture of non-core properties during 2013 and 2014. During the first six months of 2014, we participated in the drilling of 144 gross (51.2 net) wells, all of which were completed and capable of production.

Recent Developments

HK TMS, LLC Preferred Stock Issuance

        On June 16, 2014, we entered into a transaction with credit funds and accounts managed by affiliates of Apollo Global Management, LLC (Apollo) pursuant to which HK TMS, LLC (HK TMS), which holds our acreage in Mississippi and Louisiana that we believe is prospective for the Tuscaloosa Marine Shale formation (TMS), sold 150,000 preferred interests in exchange for $150 million and the right to overriding royalty interests in future wells. HK TMS does not participate in our current outstanding debt.

Divestiture of East Texas Assets

        On May 9, 2014, we completed the divestiture of certain non-core assets in East Texas (the East Texas Assets) to a privately-owned company for a total purchase price of $425.3 million after closing adjustments for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date, (ii) title and environmental defects, and (iii) other purchase price adjustments customary in oil and gas purchase and sale agreements. Proceeds from the sale were recorded as a reduction to the carrying value our full cost pool with no gain or loss recorded.The effective date of the transaction was April 1, 2014. Upon the closing of the sale of the East Texas Assets, the borrowing base on under our Senior Credit Agreement was reduced by $100 million, to $700 million.

Amendment to the Senior Credit Agreement and Borrowing Base

        On March 21, 2014, we entered into the Seventh Amendment to our Senior Credit Agreement (the Seventh Amendment). The Seventh Amendment increased the borrowing base under our Senior Credit Agreement to $800.0 million, which was subsequently reduced to $700.0 million upon the closing of our divestiture of the East Texas Assets as discussed above. The Seventh Amendment also provided us additional flexibility under the interest coverage test by modifying the minimum Interest Coverage Ratio to be 2.0 to 1.0 for any fiscal quarter ending on or before December 31, 2014.

Capital Resources and Liquidity

        Our near-term capital spending requirements are expected to be funded with cash flows from operations, proceeds from potential non-core asset divestitures, proceeds from potential capital market transactions and borrowings under our Senior Credit Agreement, which has a current borrowing base of $700.0 million. Our borrowing base is redetermined on a semi-annual basis (with us and the lenders each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations) and adjusted based on the estimated value of our oil and natural gas reserves, the amount and cost of our other indebtedness and other relevant factors. Our ability to utilize the full amount of our borrowing capacity is influenced by a variety of factors, including redeterminations of our borrowing base and covenants under our Senior Credit Agreement and our senior unsecured debt indentures. Our Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of i) not less than 2.0 to 1.0 through December 31, 2014 (pursuant to the Seventh Amendment), and ii) not less than 2.5 to 1.0 for subsequent periods. We are subject to additional covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. Additionally, the indentures governing our senior unsecured debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test, the fixed charge coverage ratio test, applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be at least 2.0 to 1.0. The second test allows us to incur additional indebtedness, beyond the limitations of the fixed charge coverage ratio test, as long as this additional debt is incurred under Credit Facilities (as defined in our indentures) and the amount of such additional indebtedness is not more than the greater of a fixed sum of $750 million or 30% of our adjusted consolidated net tangible assets (as defined in all of our indentures), which is determined primarily by the value of discounted future net revenues from proved oil and natural gas reserves as of the date of such determination. At June 30, 2014, under the borrowing base of $700.0 million, we had $259.0 million indebtedness outstanding under our Senior Credit Agreement, $1.1 million of letters of credit outstanding and approximately $266 million of borrowing capacity available to us under the indebtedness limitations in our indentures.

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

        We have in the past obtained amendments to the covenants under our Senior Credit Agreement under circumstances where we anticipated that it might be challenging for us to comply with our financial covenants for a particular period of time. During 2013, we obtained amendments to the calculation of the interest coverage ratio covenant under our Senior Credit Agreement allowing us to annualize our quarterly EBITDA because, among other things, we anticipated that our strategic decision to divest our Eagle Ford shale producing properties and invest in the acquisition and drilling of undeveloped acreage would have caused us to fall below the interest coverage ratio. We requested a reduction in the minimum required interest coverage ratio of 2.0 to 1.0 for 2014 and that request was granted on March 21, 2014, as noted above under "Recent Developments." The basis for the amendment request is similar to previously requested waivers described above, i.e., the potential for us to fall out of compliance primarily as a result of our strategic decision to divest producing properties, invest extensively in undeveloped acreage and the long lead times associated with replacing lost production through our drilling program. As part of our plan to manage liquidity risks, we have scaled back our capital expenditures budget, focused our drilling program on our highest return projects, entered into a transaction with credit funds and accounts managed by affiliates of Apollo Global Management, LLC, to finance the development of our Tuscaloosa Marine Shale assets, and we continue to explore opportunities to divest non-core properties.

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

Cash Flow

        Our primary sources of cash for the six months ended June 30, 2014 were from operating and financing activities and for the six months ended June 30, 2013 were from financing activities. In the first six months of 2014, cash generated by operating and financing activities was used to fund our drilling program and acquire additional leasehold interests. Cash provided by financing activities was attributable to net borrowings on our Senior Credit Agreement and the sale of HK TMS preferred stock to Apollo. See "Results of Operations" below for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash is summarized as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows provided by (used in) operating activities	$410,942	$231,366
Cash flows provided by (used in) investing activities	(607,560)	(1,167,226)
Cash flows provided by (used in) financing activities	355,056	936,415

Net increase (decrease) in cash	$158,438	$555

        Operating Activities.    Net cash provided by operating activities for the six months ended June 30, 2014 and 2013, was $410.9 million and $231.4 million, respectively.

        The $410.9 million of operating cash flows for the six months ended June 30, 2014 primarily reflect the impact of increased production from our developmental drilling activities which drove a significant increase in revenues, as compared to the prior year period, and outpaced related operating expenses. Revenues were substantially driven by the increase in production volumes from our Bakken and El Halcón areas, and, to a lesser extent, higher commodity prices.

        Investing Activities.    The primary driver of cash used in investing activities is capital spending, specifically drilling and completions coupled with the acquisition of unevaluated leasehold acreage in our target areas. Net cash used in investing activities was approximately $607.6 million and $1.2 billion for the six months ended June 30, 2014 and 2013, respectively.

        During the first six months of 2014, we incurred cash expenditures of $853.7 million on oil and natural gas capital expenditures, of which $649.3 million related to drilling and completion costs and the remainder was primarily associated with leasing, acquisitions and seismic data. We participated in the drilling of 144 gross (51.2 net) wells, all of which were completed and capable of production. These expenditures were offset by $431.6 million in proceeds received from the divestitures of various non-core assets, including the East Texas Assets. As part of the transaction with Apollo, this is discussed in further detail below, as well as in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, "Mezzanine Equity," we received proceeds of approximately $33.8 million from the conveyance of an overriding royalty interest to Apollo.

        On December 20, 2013, we entered into a carry and earning agreement, as amended (the Agreement) with an independent third party (Seller) associated with the acquisition of certain properties believed to be prospective for the TMS, primarily in Wilkinson County, Mississippi and in West Feliciana and East Feliciana Parishes, Louisiana. The Agreement requires us to fund up to $189.4 million (the Carry Amount) in exchange for approximately 117,870 net acres. We paid $62.5 million of the Carry Amount at closing on February 28, 2014 and the remaining $126.9 million during the three months ended June 30, 2014, reflected as "Advance on carried interest" in the accompanying unaudited condensed consolidating statements of cash flows. The Carry Amount is to be used by the Seller to fund wells prospective for the TMS to be drilled by the Seller (the Carry Wells) on the Seller's retained acreage. As part of the transaction, we will also receive a 5% working interest in the Carry Wells. Any portion of the Carry Amount not spent by the Seller, in accordance with the Agreement, on or before August 31, 2017, shall be returned to us.

        We spent an additional $29.5 million on other operating property and equipment capital expenditures, of which $22.6 million pertained to pipelines and related infrastructure projects, and a majority of the remainder was spent on leasehold improvements.

        During the first six months of 2013, we incurred cash expenditures of $1.0 billion on oil and natural gas capital expenditures. We participated in the drilling of 159 gross (68.3 net) wells of which 157 gross (66.3 net) wells were completed and capable of production and two gross (2.0 net) wells were dry holes. We spent an additional $80.7 million on other operating property and equipment capital expenditures; of which $68.9 million pertained to pipelines and related infrastructure projects and the remainder was spent on leasehold improvements, computers and software primarily in our corporate office in Houston, Texas.

        Financing Activities.    Net cash flows provided by financing activities were $355.1 million and $936.4 million for the six months ended June 30, 2014 and 2013, respectively. The primary drivers of cash provided by financing activities for the six months ended June 30, 2014 were net borrowings on our Senior Credit Agreement. In addition, on June 16, 2014, we entered into a transaction Apollo by selling 150,000 preferred interests in HK TMS, which holds all of our acreage in Mississippi and Louisiana believed to be prospective for the TMS. Apollo contributed $150 million to HK TMS and we contributed all our assets related to the TMS as well as $50 million in cash. The proceeds from Apollo were allocated to the components of the transaction, resulting in approximately $110.1 million of proceeds associated with the issuance of HK TMS preferred stock and approximately $4.5 million associated with Apollo's rights to additional preferred shares within cash flows from financing activities and the aforementioned $33.8 million investing cash flows related to the overriding royalty conveyance. The proceeds are being used to develop the TMS.

        On June 18, 2013, we completed our offering of 345,000 shares of the Series A Preferred Stock at a public offering price of $1,000 per share. The net proceeds to us from the offering of the Series A Preferred Stock were approximately $335.2 million, after deducting the underwriting discount and offering expenses. We used the net proceeds from the offering to repay a portion of the then outstanding borrowings under our Senior Credit Agreement.

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

Contractual Obligations

        We lease corporate office space in Houston, Texas; Tulsa, Oklahoma; and Denver, Colorado as well as a number of other field office locations. Rent expense was approximately $4.0 million and $4.4 million for the six months ended June 30, 2014 and 2013, respectively. In addition, we have commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2017. Early termination of the drilling rig commitments would result in termination penalties approximating $39.2 million, which would be in lieu of the remaining $73.1 million of drilling rig commitments as of June 30, 2014. As of June 30, 2014, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2013 disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, approximating $66.1 million in the aggregate, and containing various expiration dates through 2024.

        We have entered into various long-term gathering, transportation and sales contracts in the Bakken / Three Forks formations in North Dakota. As of June 30, 2014, we had in place nine long-term crude oil contracts and two long-term natural gas contracts in this area. Under the terms of these contracts, we have committed a substantial portion of our Bakken / Three Forks production for periods ranging from five to ten years from the date of first production. The sales prices under these contracts are based on posted market rates. We believe that there are sufficient available reserves and supplies in the Bakken / Three Forks formations to meet our commitments. Historically, we have been able to meet our delivery commitments.

        On December 20, 2013, we entered into a carry and earning agreement, as amended (the Agreement) with an independent third party (Seller) associated with the acquisition of certain properties believed to be prospective for the TMS, primarily in Wilkinson County, Mississippi and in West Feliciana and East Feliciana Parishes, Louisiana. The Agreement requires us to fund up to $189.4 million (the Carry Amount) in exchange for approximately 117,870 net acres. We paid $62.5 million of the Carry Amount at closing on February 28, 2014 and the remaining $126.9 million during the three months ended June 30, 2014, reflected as "Advance on carried interest" in the accompanying unaudited condensed consolidating statements of cash flows. The Carry Amount is to be used by the Seller to fund wells prospective for the TMS to be drilled by the Seller (the Carry Wells) on the Seller's retained acreage. As part of the transaction, we will also receive a 5% working interest in the Carry Wells. Any portion of the Carry Amount not spent by the Seller, in accordance with the Agreement, on or before August 31, 2017, shall be returned to us.

        On June 16, 2014, we entered into a transaction to develop our TMS assets with credit funds and accounts managed by affiliates of Apollo Global Management, LLC. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, "Mezzanine Equity," for a discussion of the drilling obligation associated with the transaction.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

        We reported a net loss $67.5 million for the three months ended June 30, 2014 compared to net income of $37.1 million for the three months ended June 30, 2013, primarily reflecting the impact of unrealized losses on our derivative contracts attributable to higher commodity prices. The following table summarizes key items of comparison and their related change for the periods indicated.

	Three Months Ended June 30,
In thousands (except per unit and per Boe amounts)	2014	2013	Change
Net income (loss)	$(67,477)	$37,088	$(104,565)
Operating revenues:
Oil	304,212	202,490	101,722
Natural gas	10,308	6,845	3,463
Natural gas liquids	9,364	4,254	5,110
Other	3,260	754	2,506
Operating expenses:
Production:
Lease operating	30,968	31,833	(865)
Workover and other	3,988	623	3,365
Taxes other than income	30,310	18,567	11,743
Gathering and other	5,898	2,802	3,096
Restructuring	—	(164)	164
General and administrative:
General and administrative	22,829	28,886	(6,057)
Share-based compensation	4,914	4,640	274
Depletion, depreciation and accretion:
Depletion—Full cost	130,938	92,915	38,023
Depreciation—Other	2,063	1,471	592
Accretion expense	469	929	(460)
Other operating property and equipment impairment	3,477	—	3,477
Other income (expenses):
Net gain (loss) on derivative contracts	(121,042)	34,100	(155,142)
Interest expense and other, net	(37,725)	(5,732)	(31,993)
Income tax (provision) benefit	—	(23,121)	23,121
Production:
Oil—MBbls	3,236	2,212	1,024
Natural Gas—Mmcf	2,002	1,881	121
Natural gas liquids—MBbls	258	129	129
Total MBoe(1)	3,827	2,654	1,173
Average daily production—Boe(1)	42,055	29,165	12,890
Average price per unit(2):
Oil price—Bbl	$94.01	$91.54	$2.47
Natural gas price—Mcf	5.15	3.64	1.51
Natural gas liquids price—Bbl	36.29	32.98	3.31
Total per Boe(1)	84.63	80.48	4.15
Average cost per Boe:
Production:
Lease operating	$8.09	$11.99	$(3.90)
Workover and other	1.04	0.23	0.81
Taxes other than income	7.92	7.00	0.92
Gathering and other	1.54	1.06	0.48
Restructuring	—	(0.06)	0.06
General and administrative:
General and administrative	5.97	10.88	(4.91)
Share-based compensation	1.28	1.75	(0.47)
Depletion	34.21	35.01	(0.80)

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

        For the three months ended June 30, 2014, oil, natural gas and natural gas liquids revenues increased $110.3 million from the same period in 2013. The increase was primarily due to increased production volumes associated with the development of properties in the Bakken / Three Forks and El Halcón areas. These areas collectively accounted for an increase of approximately 20,600 Boe/d and $170.1 million of incremental revenues. This increase was partially offset by production decreases related to our divestitures of non-core properties. Realized average prices per Boe increased $4.15 per Boe to $84.63 per Boe.

        Lease operating expenses decreased $0.9 million for the three months ended June 30, 2014, primarily due to our divestiture of non-core properties in 2013 and 2014 which, historically, had higher operating costs. This decrease was partially offset by $12.2 million of costs incurred in our core areas and the increase in production within these areas as we continue to carry out our development plan. Lease operating expenses were $8.09 per Boe for the three months ended June 30, 2014, compared to $11.99 per Boe for the same period in 2013. The decrease in lease operating expenses per Boe primarily results from the increase in our production and efforts to reduce costs since the comparable 2013 period.

        Workover expenses increased $3.4 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to $1.6 million of expenses associated with our core areas and an increase in activity in these areas.

        Taxes other than income increased $11.7 million for the three months ended June 30, 2014 as compared to the same period in 2013 primarily due to $14.9 million of taxes associated with increased production attributable to acquired properties as we continue to carry out our development plan. The increase was partially offset by a decrease in production associated with non-core properties we divested in 2013 and 2014. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $7.92 per Boe and $7.00 per Boe for the three months ended June 30, 2014 and 2013, respectively. The increase on a per Boe basis is due to production taxes in our Bakken / Three Forks area, which has a higher severance tax rate than our other operating areas and production from the Bakken / Three Forks area has significantly increased from the comparable prior year period.

        Gathering and other expenses for the three months ended June 30, 2014 and 2013 were $5.9 million and $2.8 million, respectively. The $5.9 million of expenses incurred for the three months ended June 30, 2014 primarily relate to gathering and other fees paid on our oil and natural gas production, which has increased 44% compared to the prior year period.

        In March 2012, we announced our intention to close our Plano, Texas office and began the process of relocating key administrative functions to our corporate headquarters in Houston, Texas (the Restructuring). As part of the Restructuring, we offered severance and retention benefits to affected employees. As of May 2013, the requisite service period had ended and all severance and retention related payments had been made.

        General and administrative expense for the three months ended June 30, 2014 decreased $6.1 million to $22.8 million as compared to the same period in 2013. The decrease in general and administrative expenses results from decreases in professional fees, salaries and benefits, and office expenses amounting to $3.1 million, $1.8 million and $1.1 million, respectively. On a per unit basis, general and administrative expenses were $5.97 per Boe and $10.88 per Boe, for the three months ended June 30, 2014 and 2013, respectively.

        Share-based compensation expense for the three months ended June 30, 2014 was $4.9 million, an increase of $0.3 million compared to the same period in 2013. The increase results from additional awards to employees and directors subsequent to the comparable prior year period.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense increased $38.0 million to $130.9 million for the three months ended June 30, 2014 compared to the same period in 2013, primarily due to increased production. On a per unit basis, depletion expense was $34.21 per Boe for the three months ended June 30, 2014 compared to $35.01 per Boe for the three months ended June 30, 2013.

        Accretion expense is a function of changes in the present value of our asset retirement obligations from period to period. We recorded accretion expense of $0.5 million for the three months ended June 30, 2014 and $0.9 million for the same period in 2013. The decrease in accretion expense is attributable to our divestiture of non-core properties and associated asset retirement obligations in 2013 and 2014.

        We review our gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360. For the three months ended June 30, 2014, we recorded non-cash impairment charge of $3.5 million related to the disposition of midstream infrastructure assets associated with certain non-core property divestitures.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. We have also, in the past, entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we record the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At June 30, 2014, we had a $0.7 million derivative asset, $0.3 million of which was classified as current, and we had a $145.2 million derivative liability, $79.8 million of which was classified as current associated with these contracts. We recorded a net derivative loss of $121.0 million ($105.9 million net unrealized loss and $15.1 million net realized loss on settled contracts and premium costs) for the three months ended June 30, 2014 compared to a net derivative gain of $34.1 million ($34.5 million net unrealized gain and $0.4 million net realized loss on settled contracts and premium costs), in the same period in 2013.

        Interest expense increased $32.0 million for the three months ended June 30, 2014 from the same period in 2013. Capitalized interest for the three months ended June 30, 2014 and 2013 was $42.2 million and $53.5 million, respectively. The decrease in capitalized interest was driven by decreases in our unevaluated properties since June 30, 2013, which is the basis of our capitalized interest calculation. Interest expense subject to capitalization increased to $79.6 million in the three months ended June 30, 2014 from $61.2 million in the comparable prior year period. The increase in interest subject to capitalization is attributed to the issuance of the 2022 Notes and additional 2020 Notes subsequent to June 30, 2013.

        We recorded no income tax benefit or expense for the three months ended June 30, 2014 due to an offsetting valuation allowance, discussed further in Item 1. Condensed Consolidated Financial Statements (Unaudited) —Note 11, "Income Taxes," compared to an income tax provision of $23.1 million due to our income before taxes of $60.2 million in the comparable prior year period. The effective tax rate for the three months ended June 30, 2014 was 0.0% compared to 38.3% for the three months ended June 30, 2013. The change in effective tax rate is due to the valuation allowance recorded against our net deferred tax assets as of June 30, 2014.

Six Months Ended June 30, 2014 and 2013

        We reported a net loss of $140.4 million and net income of $42.6 million for the six months ended June 30, 2014 and 2013, primarily reflecting the impact of unrealized losses on our derivative contracts attributable to higher commodity prices. The following table summarizes key items of comparison and their related change for the periods indicated.

	Six Months Ended June 30,
In thousands (except per unit and per Boe amounts)	2014	2013	Change
Net income (loss)	$(140,441)	$42,553	$(182,994)
Operating revenues:
Oil	560,241	383,317	176,924
Natural gas	19,717	12,514	7,203
Natural gas liquids	18,123	8,082	10,041
Other	4,212	1,284	2,928
Operating expenses:
Production:
Lease operating	67,606	57,137	10,469
Workover and other	6,777	2,247	4,530
Taxes other than income	54,470	36,003	18,467
Gathering and other	10,659	3,135	7,524
Restructuring	987	507	480
General and administrative:
General and administrative	51,295	58,148	(6,853)
Share-based compensation	9,246	6,975	2,271
Depletion, depreciation and accretion:
Depletion—Full cost	248,184	172,806	75,378
Depreciation—Other	4,246	2,542	1,704
Accretion expense	948	1,825	(877)
Full cost ceiling impairment	61,165	—	61,165
Other operating property and equipment impairment	3,789	—	3,789
Other income (expenses):
Net gain (loss) on derivative contracts	(154,698)	15,678	(170,376)
Interest expense and other, net	(68,664)	(10,582)	(58,082)
Income tax (provision) benefit	—	(26,415)	26,415
Production:
Oil—MBbls	6,042	4,143	1,899
Natural Gas—Mmcf	3,794	3,692	102
Natural gas liquids—MBbls	449	238	211
Total MBoe(1)	7,123	4,996	2,127
Average daily production—Boe(1)	39,354	27,602	11,752
Average price per unit(2):
Oil price—Bbl	$92.72	$92.52	$0.20
Natural gas price—Mcf	5.20	3.39	1.81
Natural gas liquids price—Bbl	40.36	33.96	6.40
Total per Boe(1)	83.96	80.85	3.11
Average cost per Boe:
Production:
Lease operating	$9.49	$11.44	$(1.95)
Workover and other	0.95	0.45	0.50
Taxes other than income	7.65	7.21	0.44
Gathering and other	1.50	0.63	0.87
Restructuring	0.14	0.10	0.04
General and administrative:
General and administrative	7.20	11.64	(4.44)
Share-based compensation	1.30	1.40	(0.10)
Depletion	34.84	34.59	0.25

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

        For the six months ended June 30, 2014, oil, natural gas and natural gas liquids revenues increased $194.2 million from the same period in 2013. The increase was primarily due to increased production volumes associated with the development of properties in the Bakken / Three Forks and El Halcón areas. These areas collectively accounted for an increase of approximately 18,400 Boe/d and $294.4 million of incremental revenues. The increase was partially offset by production decreases due to our divestitures of non-core properties. Realized average prices per Boe increased $3.11 to $83.96 per Boe.

        Lease operating expenses increased $10.5 million for the six months ended June 30, 2014, primarily due to a $35.3 million of costs incurred in our core areas and the increase in production within these areas as we continue to carry out our development plan. This increase was partially offset by our divestiture of non-core properties in 2013 and 2014 which, historically, had higher operating costs. Lease operating expenses were $9.49 per Boe for the six months ended June 30, 2014, compared to $11.44 per Boe for the same period in 2013. The decrease in lease operating expenses per Boe results from the increase in our production and efforts to reduce costs since the comparable 2013 period.

        Workover expenses increased $4.5 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to $2.9 million of expenses associated with our core areas and an increase in activity in these areas.

        Taxes other than income increased $18.5 million for the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to $25.2 million of taxes associated with increased production as we continue to carry out our development plan. The increase was partially offset by a decrease in production associated with non-core properties we divested in 2013 and 2014. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $7.65 per Boe and $7.21 per Boe for the six months ended June 30, 2014 and 2013, respectively. The increase on a per Boe basis is due to production taxes in our Bakken / Three Forks area, which have a higher severance tax rate than our other operating areas, and production from the Bakken / Three Forks area has significantly increased from the comparable prior year period.

        Gathering and other expenses for the six months ended June 30, 2014 and 2013 were $10.7 million and $3.1 million, respectively. The $10.7 million of expenses incurred for the six months ended June 30, 2014 primarily relate to gathering and other fees paid on our oil and natural gas production, which has increased 43% compared to the prior year period.

        In conjunction with our divestitures of certain non-core properties, we incurred approximately $1.0 million in severance costs and accelerated stock-based compensation expense related to the termination of certain employees for the six months ended June 30, 2014. In March 2012, we announced our intention to close our Plano, Texas office and began the process of relocating key administrative functions to our corporate headquarters in Houston, Texas (the Restructuring). As part of the Restructuring, we offered severance and retention benefits to affected employees. As of May 2013, the requisite service period had ended and all severance and retention related payments had been made.

        General and administrative expense for the six months ended June 30, 2014 decreased $6.9 million to $51.3 million as compared to the same period in 2013. The decrease in general and administrative expenses results from decreases in professional fees, salaries and benefits, and office expenses amounting to $6.3 million, $1.6 million and $2.5 million, respectively. The decrease was partially offset by increases in transaction costs of approximately $3.1 million. On a per unit basis, general and administrative expenses were $7.20 per Boe and $11.64 per Boe, for the six months ended June 30, 2014 and 2013, respectively.

        Share-based compensation expense for the six months ended June 30, 2014 was $9.2 million, an increase of $2.3 million compared to the same period in 2013. The increase in share-based compensation expense results from additional awards to employees and directors subsequent to the prior year period.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense increased $75.4 million to $248.2 million for the six months ended June 30, 2014 compared to the same period in 2013, primarily due to increased production, associated with the development of properties in the Bakken / Three Forks and El Halcón areas, and to a lesser extent, a slight increase in the depletion rate. On a per unit basis, depletion expense was $34.84 per Boe for the three months ended June 30, 2014 compared to $34.59 per Boe for the six months ended June 30, 2013.

        Accretion expense is a function of changes in the present value of our asset retirement obligations from period to period. We recorded accretion expense of $0.9 million for the six months ended June 30, 2014, compared to $1.8 million for the same period in 2013. The decrease in accretion expense is attributable to our divestiture of non-core properties and associated asset retirement obligations in 2013 and 2014.

        We review our gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360. For the six months ended June 30, 2014, we recorded non-cash impairment charge of $3.8 million related to the disposition of midstream infrastructure assets associated with certain non-core property divestitures.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the net book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling" established by the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment before income taxes of $61.2 million during the three months ended March 31, 2014. While there was no ceiling test impairment for the three months ended June 30, 2014, changes in production rates, commodity prices, reserve volumes, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. We have also, in the past, entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At June 30, 2014, we had a $0.7 million derivative asset, $0.3 million of which was classified as current, and we had a $145.2 million derivative liability, $79.8 million of which was classified as current. We recorded a net derivative loss of $154.7 million ($132.8 million net unrealized loss and $21.9 million net realized loss on settled contracts and premium costs) for the six months ended June 30, 2014 compared to a net derivative gain of $15.7 million ($17.7 million net unrealized gain and $2.0 million net realized loss), in the same period in 2013.

        Interest expense increased $58.1 million for the six months ended June 30, 2014 from the same period in 2013. Capitalized interest for the six months ended June 30, 2014 and 2013 was $89.1 million and $106.4 million, respectively. This decrease in capitalized interest was driven by decreases in our unevaluated properties since June 30, 2013, which is the basis of our capitalized interest calculation. Interest expense subject to capitalization increased to $158.2 million in the six months ended June 30, 2014 from $118.6 million in the comparable prior year period. The increase in interest subject to capitalization is due to our issuance of the 2022 Notes and additional 2020 Notes subsequent to June 30, 2013.

        We recorded no income tax benefit or expense for the six months ended June 30, 2014 due to an offsetting valuation allowance, discussed further in Item 1. Condensed Consolidated Financial Statements (Unaudited) —Note 11, "Income Taxes," compared to an income tax provision of $26.4 million due to our income before taxes of $69.0 million in the comparable prior year period. The effective tax rate for the three months ended June 30, 2014 was 0.0% compared to 38.3% for the six months ended June 30, 2013. The change in effective tax rate is due to the valuation allowance recorded against our net deferred tax assets as of June 30, 2014.

Recently Issued Accounting Pronouncements

        We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments and Hedging Activity

        We are exposed to various risks, including energy commodity price risk. When oil, natural gas, and natural gas liquids prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. Commodity prices have been and we expect them to remain volatile and unpredictable; therefore, we have designed a risk management policy utilizing derivative instruments to provide partial protection against declines in commodity prices by reducing our exposure to price volatility and the affect it could have on our cash flows and operations. The types of derivative instruments that we typically utilize include costless collars, swaps, and put options. The total volumes that we hedge through the use of derivative instruments varies from period to period, however, generally our objective is to hedge approximately 70% to 80% of our current and anticipated production for the next 18 to 24 months. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

        We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competitive market makers. Each of the counterparties to our derivative contracts is a lender or an affiliate of a lender under our Senior Credit Agreement. We typically do not specifically post collateral under any of these contracts as they are secured by liens under our Senior Credit Agreement. Please refer to Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, "Derivative and Hedging Activities" for additional information.

        We are also exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flows would decrease. Historically, we entered into interest rate swaps which reduce exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At June 30, 2014 and 2013, we did not have any open positions converting our variable interest rate debt to fixed interest rates. We continue to monitor our exposure to interest rate fluctuations as we incur indebtedness with variable interest rates and enter into swaps in accordance with our risk management policy when we believe it is warranted.

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

        At June 30, 2014, total long-term debt was approximately $3.4 billion of which approximately 93% bears interest at a weighted average fixed interest rate of 9.2% per year. The remaining 7% of our total debt balance at June 30, 2014 bears interest at floating or market interest rates that, at our option, are tied to prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At June 30, 2014, the weighted average interest rate on our variable rate debt was 2.0% per year. If the balance of our variable rate debt at June 30, 2014 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.1 million per quarter.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2014. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control—Integrated Framework (the 2013 Framework). Originally issued in 1992 (the 1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal controls and simplifies their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, we continued to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

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

Requirements to reduce gas flaring could have an adverse effect on our operations.

        Wells in the Bakken / Three Forks formations in North Dakota, where we have significant operations, yield natural gas as a byproduct of oil production. Bottlenecks in the current gas gathering network in certain areas have resulted in some of that natural gas being flared instead of processed. The North Dakota Industrial Commission, the State's chief energy regulator, recently issued an order to reduce the volume of natural gas flared from oil wells in the Bakken / Three Forks formations. The State's objectives are to cause operators to capture 74 percent of the natural gas by the fourth quarter 2014, 77 percent by the first quarter 2015, 85 percent by the first quarter 2016, and 90 percent, with the potential for 95 percent, by the fourth quarter 2020. In addition, the Commission is requiring operators to develop gas capture plans that describe how much natural gas is expected to be produced, how it will be delivered to a processor and where it will be processed. Production caps or penalties will be imposed on certain wells that cannot meet the capture goals. These capture requirements, and any similar future obligations in North Dakota or our other locations, may increase our operational costs or restrict our production, which could materially and adversely affect our financial condition, results of operations and cash flows.

Crude oil from the Bakken / Three Forks formations may pose unique hazards that may have an adverse effect on our operations.

        The U.S. Department of Transportation ("USDOT") recently concluded that crude oil from the Bakken / Three Forks formations has a higher volatility than most other U.S. crude oil and thus is more ignitable and flammable. Based on that information, and several fires involving rail transportation of crude oil, USDOT has started a rulemaking to develop new requirements for shipping crude oil by rail. Any new regulations that significantly affect transportation of crude oil production could materially and adversely affect our financial condition, results of operations and cash flows.

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

Item 2.    Unregistered Sales of Equity Securities and the Use of Proceeds

        The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2014	2,711	$4.99	—	—
May 2014	1,343	5.77	—	—
June 2014	1,769	6.45	—	—

(1)
All of the shares were surrendered by employees in satisfaction of tax obligations upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock, nor were they considered as or accounted for as treasury shares.

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

2.1		Agreement of Sale and Purchase by and among Halcón Energy Properties, Inc., Halcón Field Services, LLC, HK Energy, LLC, Halcón Operating Co, Inc., HK Energy Operating, LLC, and Halcón Resources Operating, Inc., and New Gulf Resources, LLC, dated February 25, 2014 (Incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 filed May 8, 2014).

2.2	*	Amendment No. 1 Agreement of Sale and Purchase by and among Halcón Energy Properties, Inc., Halcón Field Services, LLC, HK Energy, LLC, Halcón Operating Co, Inc., HK Energy Operating, LLC, and Halcón Resources Operating, Inc., and New Gulf Resources, LLC, dated April 10, 2014

3.1		Amended and Restated Certificate of Incorporation of RAM Energy Resources, Inc. dated February 8, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 9, 2012).

3.2		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation, effective as of February 10, 2012 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed February 9, 2012).

3.3		Certificate of Designation, Preferences, Rights and Limitations of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation dated March 2, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed March 5, 2012).

3.4		Certificate of Elimination of 8% Automatically Convertible Preferred Stock dated November 30, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 4, 2012).

3.5		Certificate of Designation, Preferences, Rights and Limitations of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation dated December 5, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 11, 2012).

3.6		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation dated January 17, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 23, 2013).

3.7		Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation, effective as of May 23, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 29, 2013).

3.8		Certificate of Designations, Preferences, Rights and Limitations of 5.75% Series A Convertible Perpetual Preferred Stock of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 18, 2013).

3.9	Certificate of Elimination of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed June 18, 2013).

3.10	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, effective as of May 22, 2014 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 27, 2014).

3.11	Fourth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed November 6, 2012).

4.1	Convertible Promissory Note dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed February 9, 2012).

4.2	Warrant Certificate dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed February 9, 2012).

4.3	Registration Rights Agreement dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed February 9, 2012).

4.4	Indenture dated as of July 16, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 9.75% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed July 17, 2012).

4.5	Registration Rights Agreement dated July 16, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed July 17, 2012).

4.6	First Supplemental Indenture dated as of August 1, 2012, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 2, 2012).

4.7	Second Supplemental Indenture dated as of August 1, 2012, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed August 2, 2012).

4.8	Registration Rights Agreement dated as of August 1, 2012, among CH4 Energy II, LLC, PetroMax Leon, LLC and Petro Texas LLC and Halcón Resources Corporation (subsequently joined by U.S. King King LLC) (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 7, 2012).

4.9	Registration Rights Agreement dated March 5, 2012, between Halcón Resources Corporation and Barclays Capital, Inc. as lead placement agent for the benefit of the initial holders named therein (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 5, 2012).

4.10	Registration Rights Agreement dated as of November 6, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed November 7, 2012).

4.11	Indenture dated as of November 6, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 8.875% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 7, 2012).

4.12	First Supplemental Indenture dated December 6, 2012, among Halcón Williston I, LLC and Halcón Williston II, LLC, the existing guarantors, Halcón Resources Corporation, the parties named therein as subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 8.875% senior notes due 2021 (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed December 11, 2012).

4.13	Third Supplemental Indenture dated December 6, 2012, among Halcón Resources Corporation and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed December 11, 2012).

4.14	Registration Rights Agreement dated December 6, 2012, between Halcón Resources Corporation and Petro-Hunt Holdings LLC and Pillar Holdings LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed December 11, 2012).

4.15	First Amendment to Registration Rights Agreement dated December 6, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed December 11, 2012).

4.16	Registration Rights Agreement, dated as of January 14, 2013, between Halcón Resources Corporation and Wells Fargo Securities, LLC, on behalf of the initial purchasers named therein (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed January 15, 2013).

4.17	Waiver, dated July 3, 2013, relating to Registration Rights Agreement dated December 6, 2012 by and among Halcón Resources Corporation and Petro-Hunt Holdings, LLC and Pillar Holdings, LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed July 10, 2013).

4.18	Indenture dated as of August 13, 2013, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 9.25% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 13, 2013).

4.19	Registration Rights Agreement dated as of August 13, 2013, among Halcón Resources Corporation and BMO Capital Markets Corp., on behalf of the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed August 13, 2013).

4.20	Registration Rights Agreement, dated as of December 19, 2013, between Halcón Resources Corporation and Barclays Capital Inc. and Wells Fargo Securities, LLC as the initial purchasers (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed December 20, 2013).

10.1	Seventh Amendment to Senior Revolving Credit Agreement, dated as of March 21, 2014, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 27, 2014).

10.2	†	Employment Agreement between Charles E. Cusack, III and Halcón Resources Corporation dated November 8, 2012 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 27, 2014).

10.3	†*	Form of Performance Unit Award Agreement

12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer

31.2	*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer

32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached hereto.

†
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HALCÓN RESOURCES CORPORATION
July 31, 2014	By:	/s/ FLOYD C. WILSON
		Name:	Floyd C. Wilson
		Title:	Chairman of the Board and Chief Executive Officer
July 31, 2014	By:	/s/ MARK J. MIZE
		Name:	Mark J. Mize
		Title:	Executive Vice President, Chief Financial Officer and Treasurer
July 31, 2014	By:	/s/ JOSEPH S. RINANDO, III
		Name:	Joseph S. Rinando, III
		Title:	Vice President and Chief Accounting Officer