Form 10-K
period 2014-12-31
HALCON RESOURCES CORP
filed 2015-02-26
CIK 1282648

Use these links to rapidly review the document

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of February 23, 2015, there were 428,086,266 shares outstanding of registrant's $.0001 par value common stock. Based upon the closing price for the registrant's common stock on the New York Stock Exchange as of June 30, 2014, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $1.8 billion.

DOCUMENTS INCORPORATED BY REFERENCE

        Information required by Part III, Items 10, 11, 12, 13, and 14, is incorporated by reference to portions of the registrant's definitive proxy statement for its 2014 annual meeting of stockholders which will be filed no later than 120 days after December 31, 2014.

Special note regarding forward-looking statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "objective," "believe," "predict," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the "Risk Factors" section of this report and other sections of this report which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, including, but not limited to, the following factors:

  •
  volatility in commodity prices for oil and natural gas, including continued declines in the price for oil;

  •
  our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and fully develop our undeveloped acreage positions;

  •
  we have substantial indebtedness and may incur more debt; higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business;

  •
  our ability to replace our oil and natural gas reserves;

  •
  our ability to successfully integrate acquired oil and natural gas businesses and operations;

  •
  the possibility that acquisitions and divestitures may involve unexpected costs or delays, and that acquisitions may not achieve intended benefits and may divert management's time and energy, which could have an adverse effect on our financial position, results of operations, or cash flows;

  •
  risks in connection with potential acquisitions and the integration of any such potential significant acquisitions;

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

  •
  our ability to retain key members of senior management, board of directors members, and key technical employees;

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

        Developed property.    Property where wells have been drilled and production equipment has been installed.

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

        Spud.    Commencement of actual drilling operations.

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

        At December 31, 2014, our estimated total proved oil and natural gas reserves, as prepared by our independent reserve engineering firm, Netherland, Sewell & Associates, Inc. (Netherland, Sewell), were approximately 189.1 MMBoe, consisting of 155.6 MMBbls of oil, 16.3 MMBbls of natural gas liquids, and 103.7 Bcf of natural gas. Approximately 41% and 40% of our proved reserves were classified as proved developed as of December 31, 2014 and 2013, respectively. We maintain operational control of approximately 93% of our proved reserves.

        Our oil and natural gas assets consist of undeveloped acreage positions in unconventional liquids-rich basins/fields. We have acquired acreage and may acquire additional acreage in the Bakken / Three Forks formations in North Dakota and the Eagle Ford formation in East Texas, as well as other areas.

        Our total operating revenues for 2014 were approximately $1.1 billion. Production for the fourth quarter of 2014 averaged 46,076 Boe/d. Full year 2014 production averaged 42,107 Boe/d compared to 33,329 Boe/d in 2013, resulting in a 26% year over year increase in our average daily production. The increase in production compared to the prior year period was driven by our operated drilling results and increased production volumes associated with the development of properties we have acquired in the Bakken / Three Forks formations and the Eagle Ford formation in East Texas (which we refer to as "El Halcón"). These areas collectively accounted for approximately 37,500 Boe/d, or 89% of our production in 2014. Our remaining production was associated with various non-core properties. In 2014, we participated in the drilling of 320 gross (98.3 net) wells, all of which were completed and capable of production.

Recent Developments

Amendments to the Senior Credit Agreement and Borrowing Base Confirmation

        On February 25, 2015, we entered into the Ninth Amendment to our Senior Credit Agreement (the Ninth Amendment). The Ninth Amendment provides additional flexibility under the interest coverage test by modifying the minimum Interest Coverage Ratio to be 2.0 to 1.0 for any fiscal quarter ending on or before March 31, 2016. On February 25, 2015, the borrowing base under the Senior Credit Agreement was confirmed at $1.05 billion.

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

HK TMS, LLC Preferred Stock Issuance

        On June 16, 2014, we entered into a transaction with funds and accounts managed by affiliates of Apollo Global Management, LLC (Apollo) pursuant to which HK TMS, LLC (HK TMS), our subsidiary which holds our acreage in Mississippi and Louisiana that we believe is prospective for the Tuscaloosa Marine Shale (TMS), initially sold 150,000 preferred shares in exchange for $150 million and the right to overriding royalty interests in future wells. HK TMS does not participate in our Senior Credit Agreement and is not a guarantor of any of our senior notes.

Divestiture of East Texas Assets

        On May 9, 2014, we completed the divestiture of certain non-core assets in East Texas (the East Texas Assets) to a privately-owned company for a total purchase price of $424.5 million after closing adjustments for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date, (ii) title and environmental defects, and (iii) other purchase price adjustments customary in oil and gas purchase and sale agreements. As of December 31, 2013, estimated proved reserves associated with the East Texas Assets, were approximately 16.3 MMBoe. Production from the East Texas Assets averaged approximately 3,700 Boe/d during the first quarter of 2014. The effective date of the transaction was April 1, 2014. Proceeds from the sale were recorded as a reduction to the carrying value our full cost pool with no gain or loss recorded.

2015 Capital Budget

        We expect to spend approximately $350 million to $400 million on drilling and completion capital expenditures during 2015. In addition, we expect to spend approximately $20 million on leasehold, infrastructure, seismic and other in 2015. The significant decrease in planned capital spending for 2015, as compared to 2014 drilling and completion capital expenditures of $1.2 billion, is in response to the significant decrease in crude oil prices over the latter half of 2014 and our expectations that prices may not recover in the near term. Approximately 60-65% of our 2015 drilling and completions budget is expected to be spent in the Bakken / Three Forks formations in North Dakota, approximately 30-35% is budgeted for the El Halcón area in East Texas, and the remaining amount is planned for various other project areas. Our 2015 drilling and completion budget contemplates two operated rigs running in the Bakken / Three Forks and one operated rig running in the El Halcón area. Our drilling and completion budget for 2015 is based on our current view of market conditions and current business plans, and is subject to change.

        We expect to fund our budgeted 2015 capital expenditures with cash flows from operations and borrowings under our Senior Credit Agreement. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our Senior Credit Agreement, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may further curtail our capital spending.

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

  •
  Manage Our Property Portfolio Actively.  We continually evaluate our property base to identify and divest non-core assets and higher cost or lower volume producing properties with limited development potential, which allows us to focus on a portfolio of core properties with significant potential to increase our proved reserves and production.

  •
  Maintain Strong Balance Sheet and Financial Flexibility.  We believe our cash, internally generated cash flows, borrowing capacity, non-core asset sales and access to capital markets will provide us with sufficient liquidity to execute our current capital program and strategy. We have no near term debt maturities. Our management team has a successful track record of issuing equity and debt, and selling non-core assets to maintain a strong balance sheet. Since February 2012, we have issued in the aggregate approximately $6.2 billion of equity and debt securities. We also employ a hedging program to reduce the variability of our cash flows used to support our capital spending.

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

Oil and Natural Gas Reserves

        The proved reserves estimates shown herein for the years ended December 31, 2014, 2013 and 2012 have been independently prepared by Netherland, Sewell, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. Netherland, Sewell was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within Netherland, Sewell, the technical persons primarily responsible for preparing the estimates set forth in the Netherland, Sewell reserves report incorporated herein are Mr. J. Carter Henson, Jr. and Mr. Mike K. Norton. Mr. Henson, a Licensed Professional Engineer in the State of Texas (No. 73964), has been practicing consulting petroleum engineering at Netherland, Sewell since 1989 and has over 8 years of prior industry experience. He graduated from Rice University in 1981 with a Bachelor of Science Degree in Mechanical Engineering. Mr. Norton, a Licensed Professional Geoscientist in the State of Texas (No. 441), has been practicing consulting petroleum geoscience at Netherland, Sewell since 1989 and has over 10 years of prior industry experience. He graduated from Texas A&M University in 1978 with a Bachelor of Science Degree in Geology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying Securities and Exchange Commission (SEC) and other industry reserves definitions and guidelines.

        Our board of directors has established a reserves committee composed of four independent directors, all of whom have experience in energy company reserve evaluations. Our independent engineering firm reports jointly to the reserves committee and to our Senior Vice President of Corporate Reserves. The reserves committee is charged with ensuring the integrity of the process of selection and engagement of the independent engineering firm and in making a recommendation to our board of directors as to whether to accept the report prepared by our independent consulting petroleum engineers. In 2014, Ms. Tina Obut, our Senior Vice President of Corporate Reserves was the

technical person primarily responsible for overseeing the preparation of the annual reserve report by Netherland, Sewell. She graduated from Marietta College with a Bachelor of Science degree in Petroleum Engineering, received a Master of Science degree in Petroleum and Natural Gas Engineering from Penn State University and a Master of Business Administration degree from the University of Houston.

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

        Proved reserve estimates are based on the unweighted arithmetic average prices on the first day of each month for the 12-month period ended December 31, 2014. Average prices for the 12-month period were as follows: West Texas Intermediate (WTI) spot price of $94.99 per barrel (Bbl), adjusted by lease or field for quality, transportation fees, and market differentials and a Henry Hub spot price of $4.350 per MMBtu, as adjusted by lease or field for energy content, transportation fees, and market differentials. All prices and costs associated with operating wells were held constant in accordance with the amended SEC guidelines. The following table presents certain proved reserve information as of December 31, 2014.

Total
Proved Reserves at Year End (MBoe)(1)
Developed	77,427
Undeveloped	111,710

Total	189,137

(1)
Natural gas reserves are converted to oil reserves using a ratio of six Mcf to one Bbl of oil. This ratio does not assume price equivalency and, given price differentials, the price for a barrel of oil equivalent for natural gas may differ significantly from the price for a barrel of oil.

        The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2014 and 2013. Shut-in wells currently not capable of production are excluded from producing well information.

	Years Ended December 31,
	2014		2013
	Gross	Net	Gross	Net
Oil	1,313	300.2	1,086	259.0
Natural Gas	143	85.9	149	86.5

Total	1,456	386.1	1,235	345.5

Oil and Natural Gas Production

Core Resource Plays

        At December 31, 2014, we have estimated proved reserves in our core resource plays of approximately 181.7 MMBoe, of which 92% are oil and natural gas liquids and 39% are proved developed. In general, our core resource plays are characterized by high oil and liquids-rich natural gas content in thick, continuous sections of source rock that can provide repeatable drilling opportunities and significant initial production rates. Our core resource plays are as follows:

Bakken / Three Forks Formations

        We have working interests in approximately 129,000 net acres as of December 31, 2014 prospective for the Bakken / Three Forks formations in North Dakota. Multiple initiatives are underway to lower costs and improve recoveries in our operated project areas. We expect to spud 25 to 30 gross horizontal wells on our operated acreage in 2015 with an average working interest of 55-60%. In 2015, we expect to operate two rigs in the Williston Basin. As of December 31, 2014, we had approximately 225 operated wells producing in this area in addition to minor working interests in hundreds of non-operated wells. Our average daily net production from this area for the year ended December 31, 2014 was approximately 28,900 Boe/d. As of December 31, 2014, estimated proved reserves for the Bakken / Three Forks formations were approximately 140.0 MMBoe, of which approximately 43% were classified as proved developed and approximately 57% as proved undeveloped.

East Texas Eagle Ford Formation (El Halcón)

        We have working interests in approximately 101,000 net acres as of December 31, 2014 prospective for the El Halcón area in Brazos, Burleson, and Robertson Counties, Texas, with targeted depths ranging from 7,000 feet to 10,000 feet. We finished 2014 with a three rig drilling program and approximately 86 producing wells. In 2015, we plan to operate one rig and spud 12 to 15 gross horizontal wells with an average working interest of 75-80%. Our average daily net production from this area for the year ended December 31, 2014 was approximately 8,600 Boe/d. As of December 31, 2014, estimated proved reserves for the El Halcón area were approximately 41.7 MMBoe, of which approximately 29% were classified as proved developed and approximately 71% as proved undeveloped.

Non-core Areas

Tuscaloosa Marine Shale

        Through our subsidiary, HK TMS, we have working interests in approximately 306,000 net acres as of December 31, 2014 prospective for the TMS, which is located primarily in Southwest Mississippi and the Louisiana Florida Parishes. Expectations for 2015 are to complete one well in Tangipahoa Parish, Louisiana and two wells in Wilkinson County, Mississippi. We also expect to participate in several non-operated wells in 2015. Our average daily net production from this area for the year ended December 31, 2014 was approximately 500 Boe/d. As of December 31, 2014, estimated proved reserves for the TMS were approximately 1.5 MMBoe, 68% of which was classified as proved developed. We can provide no assurance that this exploratory area, or any wells we subsequently drill in the formations we have targeted for exploration and development, will be successful.

Utica / Point Pleasant Formations

        Our acreage is located in the northern part of the Utica / Point Pleasant play, and as of December 31, 2014, we had approximately 128,000 net acres leased in Trumbull and Mahoning Counties, Ohio, and Mercer and Venango Counties, Pennsylvania. Substantially all of our acreage in these areas is either held by shallow production or provides for five years to drill a well plus a renewal option for an additional five years. Currently, 10 operated wells are producing and three wells are shut in waiting on pipeline/market evaluation. Average daily net production from this area for the year ended December 31, 2014 was approximately 550 Boe/d. Given the recent drop in commodity prices, we do not plan to drill any new wells in this area in 2015. We continue to monitor area competitor activity and new technologies that might allow for lower cost development and increased recoveries from this hydrocarbon rich basin. As of December 31, 2014, estimated proved reserves for the Utica / Point Pleasant formations were approximately 0.2 MMBoe, all of which were classified as proved developed. We can provide no assurance that this exploratory area, or any wells we subsequently drill in the formations we have targeted for exploration and development, will be successful.

Other Non-core Areas

        We have other oil and natural gas properties with varying working interests located in the Austin Chalk Trend in East Texas. Production from these non-core areas, including any production from properties divested during the year, totaled approximately 1,300 MBoe, or 3,500 Boe/d, for the year ended December 31, 2014. As of December 31, 2014, estimated proved reserves for these other properties were approximately 5.7 MMBoe in aggregate, of which approximately 78% were classified as proved developed and approximately 22% as proved undeveloped. We may consider divesting certain of these assets over time and reinvesting the proceeds in our core resource plays.

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

Risk Management

        We have designed a risk management policy for the use of derivative instruments to provide partial protection against certain risks relating to our ongoing business operations, such as commodity price declines and interest rate increases. Derivative contracts are utilized to hedge our exposure to price fluctuations and reduce the variability in our cash flows associated with anticipated sales on future oil and natural gas production. We generally hedge a varying portion of our anticipated oil and natural gas production for the next 18 to 24 months. Historically, we have also entered into interest rate swaps to mitigate exposure to market rate fluctuations by converting variable interest rates (such as those on our Senior Credit Agreement) to fixed interest rates. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

        Our decision on the quantity and price at which we choose to hedge our production is based in part on our view of current and future market conditions. While there are many different types of derivatives available, we typically use costless collar agreements, swap agreements and deferred put options to attempt to manage price risk more effectively. The costless collar agreements are put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. All costless collar agreements provide for payments to counterparties if the index price exceeds the ceiling and payments from the counterparties if the index price is below the floor. The swap agreements call for payments to, or receipts from, counterparties depending on whether the index price of oil or natural gas for the period is greater or less than the fixed price established for the period contracted under the swap agreement. Under deferred put option agreements, we pay a fixed premium to lock in a specified floor price for a specified future period. If the index price of oil or natural gas falls below the contracted floor price, the counterparty pays us the difference between the index price and the floor price (netted against the fixed premium payable to the counterparty). If the index price rises above floor price, we pay the fixed premium.

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

        The table below sets forth the results of our drilling activities for the periods indicated:

	Years Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive(1)	—	—	10	6.8	1	0.9
Dry	—	—	2	2.0	2	2.0

Total Exploratory	—	—	12	8.8	3	2.9

Extension Wells:
Productive(1)	207	51.1	203	56.0	101	30.1
Dry	—	—	1	1.0	1	0.9

Total Extension	207	51.1	204	57.0	102	31.0

Development Wells:
Productive(1)	113	47.2	68	41.6	87	54.3
Dry	—	—	—	—	—	—

Total Development	113	47.2	68	41.6	87	54.3

Total Wells:
Productive(1)	320	98.3	281	104.4	189	85.3
Dry	—	—	3	3.0	3	2.9

Total	320	98.3	284	107.4	192	88.2

(1)
Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly extension or exploratory wells where there is no production history.

        We own interests in developed and undeveloped oil and natural gas acreage in the locations set forth in the table below. These ownership interests generally take the form of working interests in oil and natural gas leases that have varying provisions. The following table presents a summary of our acreage interests as of December 31, 2014:

	Developed Acreage		Undeveloped Acreage		Total Acreage
State	Gross	Net	Gross	Net	Gross	Net
Louisiana	960	912	202,583	189,165	203,543	190,077
Mississippi	8,608	8,285	278,587	107,888	287,195	116,173
Montana	5,591	1,799	5,012	1,589	10,603	3,388
North Dakota	259,855	109,122	76,009	19,653	335,864	128,775
Ohio	3,127	3,111	41,731	40,006	44,858	43,117
Pennsylvania	748	685	88,125	84,219	88,873	84,904
Texas	267,172	164,729	91,520	63,038	358,692	227,767

Total Acreage	546,061	288,643	783,567	505,558	1,329,628	794,201

        Due to a variety of factors, including but not limited to, current market conditions and commodity prices, drilling results of us and other operators in our plays, tract location in relation to current developmental plans, and infrastructure requirements to bring product to market; approximately 211,000 of the 505,558 net owned undeveloped acres as of December 31, 2014, pertaining to certain tracts previously recorded in "Unevaluated oil and natural gas properties" on the consolidated balance sheets have been transferred over time into the full cost pool. Of the remaining 295,000 net owned undeveloped acres as of December 31, 2014, approximately 58,000, 122,000 and 48,000 acres will expire in 2015, 2016 and 2017, respectively, if we do not establish production in paying quantities on the units in which such acreage is included or do not pay (to the extent we have the contractual right to pay) delay rentals or obtain other extensions to maintain the lease. The majority of the potential lease expirations during 2015, 2016 and 2017 is attributable to our TMS area, for which our current capital budget includes the renewal/extension for a limited number of acres, subject to discretion as each lease comes due for renewal.

        We review undeveloped acreage on a quarterly basis for new or changed factors that could impact the renewal decisions, as well as making an assessment for possible impairment in which case the cost of any expired, or soon to be expired acreage, would be transferred the full cost pool to be depleted. For our proved undeveloped locations that are not scheduled to be drilled until after lease expiration, we continually review our near-term lease expirations, actively pursue lease extensions and renewals and modify our drilling schedules in order to preserve the leases.

        At December 31, 2014, we had estimated proved reserves of approximately 189.1 MMBoe comprised of 155.6 MMBbls of crude oil, 16.3 MMBbls of natural gas liquids, and 103.7 Bcf of natural gas. The following table sets forth, at December 31, 2014, these reserves:

	Proved Developed	Proved Undeveloped	Total Proved
Oil (MBbls)	62,770	92,804	155,574
Natural Gas Liquids (MBbls)	6,681	9,605	16,286
Natural Gas (MMcf)	47,851	55,811	103,662
Equivalent (MBoe)	77,427	111,710	189,137

(1)
Natural gas reserves are converted to oil reserves using a ratio of six Mcf to one Bbl of oil. This ratio does not assume price equivalency and, given price differentials, the price for a barrel of oil equivalent for natural gas may differ significantly from the price for a barrel of oil.

        At December 31, 2014, our estimated proved undeveloped reserves were approximately 111.7 MMBoe, a 30.3 MMBoe net increase over the previous year's estimate of 81.4 MMBoe. The following table details the changes in proved undeveloped reserves for 2014 (in MBoe):

Beginning proved undeveloped reserves at December 31, 2013	81,362
Undeveloped reserves transferred to developed	(18,162)
Revisions	1,483
Purchases	401
Divestitures	(10,488)
Extension and discoveries	57,114

Ending proved undeveloped reserves at December 31, 2014	111,710

        The increase in proved undeveloped reserves was primarily attributable to extensions of approximately 57 MMBoe, which were largely in the Bakken / Three Forks and El Halcón areas, where active drilling resulted in the expansion of proven areas. Approximately 47% of the operated proved undeveloped reserve extensions are associated with well locations that are more than one offset location away from existing producing wells.

        Partially offsetting the increase in proved undeveloped reserves were decreases due to transfers, divestitures, and technical revisions. Reserve transfers of approximately 18 MMBoe were associated with drilling of proved undeveloped (PUD) locations in the Bakken / Three Forks and El Halcón areas.

Divestitures of undeveloped reserves of approximately 10 MMBoe relate primarily to the East Texas Assets divestiture completed during the first half of 2014.

        As of December 31, 2014, all of our proved undeveloped reserves are planned to be developed within five years from the date they were initially recorded. During 2014, approximately $374.3 million in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs associated with developing proved undeveloped wells.

        Reliable technologies were used to determine areas where PUD locations are more than one offset location away from a producing well. These technologies include seismic data, wire line open hole log data, core data, log cross-sections, performance data, and statistical analysis. In such areas, these data demonstrated consistent, continuous reservoir characteristics in addition to significant quantities of economic estimated ultimate recoveries from individual producing wells. Our management team has been a leader in data gathering and evaluation in these areas and was instrumental in developing consortiums that allow various operators to exchange data. We relied only on production flow tests and historical production data, along with the reliable geologic data mentioned above to estimate proved reserves. No other alternative methods or technologies were used to estimate proved reserves.

        The estimates of quantities of proved reserves contained in this report were made in accordance with the definitions contained in SEC Release No. 33-8995, Modernization of Oil and Gas Reporting. For additional information on our oil and natural gas reserves, see Item 8. Consolidated Financial Statements and Supplementary Data—"Supplementary Oil and Gas Information (Unaudited)."

        We account for our oil and natural gas producing activities using the full cost method of accounting in accordance with SEC regulations. Accordingly, all costs incurred in the acquisition, exploration, and development of proved and unproved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, direct internal costs and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of evaluated oil and natural gas properties are subject to a quarterly full cost ceiling test. Our net book value of oil and natural gas properties at December 31, 2014 and March 31, 2014 exceeded the ceiling amount. We recorded a full cost ceiling test impairment before income taxes of $178.5 million ($112.4 million after taxes) for the three months ended December 31, 2014 and $61.2 million ($39.0 million after taxes) for the three months ended March 31, 2014. See further discussion in Item 8. Consolidated Financial Statements and Supplementary Data—Note 5, "Oil and Natural Gas Properties."

        Capitalized costs of our evaluated and unevaluated properties at December 31, 2014, 2013 and 2012 are summarized as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Oil and natural gas properties (full cost method):
Evaluated	$6,390,820	$4,960,467	$2,669,245
Unevaluated	1,829,786	2,028,044	2,326,598

Gross oil and natural gas properties	8,220,606	6,988,511	4,995,843
Less—accumulated depletion	(2,953,038)	(2,189,515)	(588,207)

Net oil and natural gas properties	$5,267,568	$4,798,996	$4,407,636

        The following table summarizes our oil, natural gas and natural gas liquids production volumes, average sales price per unit and average costs per unit. In addition, this table summarizes our production for each field that contains 15% or more of our total proved reserves:

	Years Ended December 31,
	2014	2013	2012
Production:
Crude oil—MBbl
Bakken / Three Forks	9,316	6,232	650
El Halcón	2,708	1,194	2
Woodbine(1)	390	1,171	372
Other(2)	373	1,551	1,391

Total	12,787	10,148	2,415

Natural gas—MMcf
Bakken / Three Forks	3,861	1,615	224
El Halcón	976	282	1
Woodbine(1)	260	506	129
Other(2)	3,715	5,600	4,200

Total	8,812	8,003	4,554

Natural gas liquids—MBbl
Bakken / Three Forks	591	227	13
El Halcón	278	92	—
Woodbine(1)	49	87	26
Other(2)	195	277	229

Total	1,113	683	268

Production:
Total MBoe(3)	15,369	12,165	3,442
Average daily production—Boe(3)	42,107	33,329	9,404
Average price per unit:(4)
Crude oil price—Bbl	$83.78	$93.08	$92.36
Natural gas price—Mcf	4.21	3.41	2.80
Natural gas liquids price—Bbl	33.66	35.96	41.72
Barrel of oil equivalent price—Boe(3)	74.56	81.91	71.75
Average cost per Boe:
Production:
Lease operating	$8.47	$11.44	$14.49
Workover and other	1.05	0.52	1.29
Taxes other than income	6.92	7.28	5.59
Gathering and other	1.74	0.97	0.13

(1)
On May 9, 2014, we completed the divestiture of certain non-core assets in East Texas. The effective date of the transaction was April 1, 2014.

(2)
During the fourth quarter of 2013, we completed three separate divestitures of non-core properties located in the United States. The effective date of the transactions was July 1, 2013. Additionally, on July 19, 2013, we completed the divestiture of our Eagle Ford assets located in Fayette and Gonzales Counties, Texas. The transaction had an effective date of January 1, 2013.

(3)
Natural gas reserves are converted to oil reserves using a ratio of six Mcf to one Bbl of oil. This ratio does not assume price equivalency and, given price differentials, the price for a barrel of oil equivalent for natural gas may differ significantly from the price for a barrel of oil.

(4)
Amounts exclude the impact of cash paid or received on settled commodities derivative contracts as we did not elect to apply hedge accounting.

        The average crude oil and natural gas sales prices above do not reflect the impact of cash paid on, or cash received from, settled derivative contracts as these amounts are reflected as "Net gain (loss) on derivative contracts" in the consolidated statements of operations, consistent with our decision not to elect hedge accounting. Including this impact 2014, 2013 and 2012 average crude oil sales prices were $84.72, $90.66 and $93.25 per Bbl and average natural gas sales prices were $4.06, $3.66 and $3.62 per Mcf, respectively.

Competitive Conditions in the Business

        The oil and natural gas industry is highly competitive and we compete with a substantial number of other companies that have greater financial and other resources. Many of these companies explore for, produce and market oil and natural gas, as well as carry on refining operations and market the resultant products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring attractive producing oil and natural gas properties, obtaining sufficient availability of drilling and completion equipment and services, obtaining purchasers and transporters of the oil and natural gas we produce and hiring and retaining key employees. There is also competition between oil and natural gas producers and other industries producing energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States, the states in which our properties are located and tribal regulations in North Dakota. It is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or its effects upon our future operations. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and natural gas and may prevent or delay the commencement or continuation of a given operation.

Other Business Matters

Markets and Major Customers

        The purchasers of our oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, we have not experienced any significant losses from uncollectible accounts. In 2014, three individual purchasers, Crestwood Midstream Partners, formerly Arrow Field Services LLC (Crestwood), Sunoco Partners Marketing & Terminals, L.P. (Sunoco) and Suncor Energy Marketing Inc. (Suncor), each accounted for more than 10% of our total sales, collectively representing 66% of our total sales for the year.

        In 2013, four individual purchasers of our production, Shell Trading US Co., Sunoco, Crestwood and Suncor, each accounted for more than 10% of our total sales, collectively representing 63% of our total sales for the year.

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

        As is common in the oil and natural gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a material effect on our operating results, financial position or cash flows. For further discussion on risks see Item 1A. Risk Factors.

Regulations

        All of the jurisdictions in which we own or operate producing oil and natural gas properties have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the plugging and abandonment of wells. Our operations are also subject to various conservation laws and regulations. These laws and regulations govern the size of drilling and spacing units, the density of wells that may be drilled in oil and natural gas properties and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of land and leases to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of land and leases. In areas where pooling is primarily or exclusively voluntary, it may be difficult to form spacing units and therefore difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose specified requirements regarding the ratability of production. On some occasions, tribal and local authorities have imposed moratoria or other restrictions on exploration and production activities pending investigations and studies addressing potential local impacts of these activities before allowing oil and natural gas exploration and production to proceed.

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

Environmental Regulations

        Our operations are subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the United States Environmental Protection Agency, commonly referred to as the EPA, issue regulations to implement and enforce these laws, which often require difficult and costly compliance measures. Among other things, environmental regulatory programs typically regulate the permitting, construction and operation of a facility. Many factors, including public perception, can materially impact the ability to secure an environmental construction or operation permit. Failure to comply with environmental laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, which could result in liability for environmental damages and cleanup costs without regard to negligence or fault on our part.

        New programs and changes in existing programs, however, may address various aspects of our business including natural occurring radioactive materials, oil and natural gas exploration and production, air emissions, waste management, and underground injection of waste material. Environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect on our financial condition and results of operations. The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance in the future may have a material adverse impact on our capital expenditures, earnings and competitive position.

Hazardous Substances and Wastes

        The federal Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons may include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

        Under the federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as RCRA, most wastes generated by the exploration and production of oil and natural gas are not regulated as hazardous waste. Periodically, however, there are proposals to lift the existing exemption for oil and gas wastes and reclassify them as hazardous wastes. If such proposals were to be enacted, they could have a significant impact on our operating costs and on these of all the industry in general. In the ordinary course of our operations moreover, some wastes generated in connection with our exploration and production activities may be regulated as solid waste under RCRA, as hazardous waste under existing RCRA regulations or as hazardous substances under CERCLA. From time to time, releases of materials or wastes have occurred at locations we own or at which we have operations. These properties and the materials or wastes released thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we have been and may be required to remove or remediate such materials or wastes.

Water Discharges

        Our operations are also subject to the federal Clean Water Act and analogous state laws. Under the Clean Water Act, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, or seek coverage under a general permit. Some of our properties may require permits for discharges of storm water runoff and, as part of our overall evaluation of our current operations, we are upgrading storm water management practices at some facilities. We believe that we will be able to obtain, or be included under, these permits, where necessary, and will need to make only minor modifications to existing facilities and operations that would not have a material effect on us. The Clean Water Act and similar state acts regulate other discharges of wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, and costs to remediate and pay natural resources damages. These laws also require the preparation and implementation of Spill Prevention, Control, and Countermeasure Plans in connection with on-site storage of significant quantities of oil.

        Our oil and natural gas production also generates salt water, which we dispose of by underground injection. The federal Safe Drinking Water Act (SDWA), the Underground Injection Control (UIC) regulations promulgated under the SDWA and related state programs regulate the drilling and operation of salt water disposal wells. The EPA directly administers the UIC program in some states, and in others it is delegated to the state for administering. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking salt water to groundwater. Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Hydraulic Fracturing

        Our completion operations are subject to regulation, which may increase in the short- or long-term. The well completion technique known as hydraulic fracturing, which is used to stimulate production of oil and natural gas, has come under increased scrutiny by the environmental community, and many local, state and federal regulators. Hydraulic fracturing involves the injection of water, sand and additives under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations at depth to stimulate oil and natural gas production. We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with substantially all of the wells for which we are the operator.

        Under the direction of Congress, the EPA has undertaken a study of the effect of hydraulic fracturing on drinking water and groundwater. The EPA has also announced its plan to propose pre-treatment standards under the Clean Water Act for wastewater discharges from shale hydraulic fracturing operations. Congress may consider legislation to amend the Federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process. Certain states, including Colorado, Utah and Wyoming, have issued similar disclosure rules. Several environmental groups have also petitioned the EPA to extend toxic release reporting requirements under the Emergency Planning and Community Right-to-Know Act to the oil and natural gas extraction industry. Additional disclosure requirements could result in increased regulation, operational delays, and increased operating costs that could make it more difficult to perform hydraulic fracturing.

        In addition, the Department of the Interior has proposed new regulations concerning the use of hydraulic fracturing on lands under its jurisdiction, which includes lands on which we conduct or plan to conduct operations. A number of other jurisdictions likewise have sought to impose restrictions or bans on hydraulic fracturing. On December 19, 2013, the Supreme Court of Pennsylvania overturned several portions of Pennsylvania's law regulating hydraulic fracturing, allowing local governments in Pennsylvania to regulate hydraulic fracturing through local land use regulations. Other local jurisdictions, including Denton, Texas and several cities in Colorado have adopted regulations restricting hydraulic fracturing. The proliferation of regulations may limit our ability to operate.

Air Emissions

        The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants at specified sources, including oil and natural gas production. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Our operations, or the operations of service companies engaged by us, may in certain circumstances and locations be subject to permits and restrictions under these statutes for emissions of air pollutants.

        Recently, the EPA issued four new regulations for the oil and natural gas industry, including: a new source performance standard for volatile organic compounds (VOCs); a new source performance standard for sulfur dioxide; an air toxics standard for oil and natural gas production; and an air toxics standard for natural gas transmission and storage. The final rule includes the first federal air standards for natural gas wells that are hydraulically fractured, or refractured, as well as requirements for several sources, such as storage tanks and other equipment, and has the effect of limiting methane emissions from these sources. Compliance with these regulations will impose additional requirements and costs on our operations.

        In December 2014, the EPA proposed to lower the existing 75 parts per billion (ppb) national ambient air quality standard (NAAQS) for ozone under the federal Clean Air Act to a range within 65-70 ppb. The EPA is also taking public comment on whether the ozone NAAQS should be revised to as low as 60 ppb. A lowered ozone NAAQS in a range of 60-70 ppb could result in a significant expansion of ozone nonattainment areas across the United States, including areas in which we operate. Oil and natural gas operations in ozone nonattainment areas would likely be subject to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements, and increased permitting delays and costs.

Climate Change

        Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth's atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that require reporting and reductions of the emission of such greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning oil, natural gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change, and the Kyoto Protocol address greenhouse gas emissions, and several countries, including those comprising the European Union, have established greenhouse gas regulatory systems. In the United States, at the state level, many states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through emission inventories, emissions targets, greenhouse gas cap and trade programs or incentives for renewable energy generation, while others have considered adopting such greenhouse gas programs.

        At the federal level, the EPA has issued regulations requiring us and other companies to annually report certain greenhouse gas emissions from our oil and natural gas facilities. Beyond its measuring and reporting rules, the EPA has issued an "Endangerment Finding" under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding served as the first step to issuing regulations that require permits for and reductions in greenhouse gas emissions for certain facilities.

        In addition, President Obama released a Strategy to Reduce Methane Emissions in March 2014. Consistent with that strategy, the EPA has announced that it intends to issue a proposed rule in 2015 to set standards for methane and VOC emissions from new and modified oil and gas production sources and natural gas processing and transmission sources. The EPA intends to issue a final rule in 2016. As another prong of the President's strategy, the federal Bureau of Land Management (BLM) is expected to propose standards in 2015 to reduce venting and flaring on public lands. The EPA and BLM actions are part of a series of steps by the Administration that are intended to result by 2025 in a 40-45% decrease in methane emissions from the oil and gas industry as compared to 2012 levels. In the courts, several decisions have been issued that may increase the risk of claims being filed by governments and private parties against companies that have significant greenhouse gas emissions. Such cases may seek to challenge air emissions permits that greenhouse gas emitters apply for and seek to force emitters to reduce their emissions or seek damages for alleged climate change impacts to the environment, people, and property.

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

Threatened and endangered species, migratory birds, and natural resources

        Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. The United States Fish and Wildlife Service may designate critical habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat designation could result in further material restrictions on federal land use or on private land use and could delay or prohibit land access or development. Where takings of or harm to species or damages to wetlands, habitat, or natural resources occur or may occur, government entities or at times private parties may act to prevent or restrict oil and gas exploration activities or seek damages for any injury, whether resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and in some cases, criminal penalties.

Hazard communications and community right to know

        We are subject to federal and state hazard communication and community right to know statutes and regulations. These regulations govern record keeping and reporting of the use and release of hazardous substances, including, but not limited to, the federal Emergency Planning and Community Right-to-Know Act and may require that information be provided to state and local government authorities and the public.

Occupational Safety and Health Act

        We are subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the Occupational Safety and Health Administration's hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees.

Employees and Principal Office

        As of December 31, 2014, we had 419 full-time employees. We hire independent contractors on an as needed basis. We have no collective bargaining agreements with our employees. We believe that our employee relationships are satisfactory.

        As of December 31, 2014, we leased corporate office space in Houston, Texas at 1000 Louisiana Street, where our principal offices are located. We also lease corporate offices in Denver, Colorado as well as a number of other field office locations.

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

        We have experienced, and expect to continue to experience, substantial capital expenditure and working capital needs, primarily as a result of our drilling program. We intend to continue to selectively increase our acreage position, which would require capital in addition to the capital necessary to drill on our existing acreage. In addition, it is possible that we will acquire acreage in other areas that we believe are prospective for oil and natural gas production and expend capital to develop such acreage. We expect to use borrowings under our Senior Credit Agreement and proceeds from potential future capital markets transactions, if necessary, to fund capital expenditures that are in excess of our cash flow and cash on hand.

        Our Senior Credit Agreement limits our borrowings to the lesser of the borrowing base and the total commitments. As of December 31, 2014, our Senior Credit Agreement was a $1.5 billion facility with a borrowing base of $1.05 billion. As of December 31, 2014, we had $557.0 million of indebtedness outstanding, $1.1 million of letters of credit outstanding and $491.9 million of borrowing capacity available under our Senior Credit Agreement. Our borrowing base is determined semi-annually, and may also be redetermined periodically at the discretion of our lenders. Lower oil and natural gas prices may result in a reduction in our borrowing base at the next redetermination. A reduction in our borrowing base could require us to repay any indebtedness in excess of the borrowing base. Additionally, the indentures governing our senior unsecured debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test applies to all indebtedness and requires that, after giving effect to the incurrence of additional debt, our fixed charge coverage ratio (which is the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters) will be at least 2.0 to 1.0. The second test applies only to borrowings under our credit agreements, including indentures and our Senior Credit Agreement that do not meet the first test and it limits these borrowings to the greater of a fixed sum of $750 million and 30% of our adjusted consolidated net tangible assets (or ACNTA, as defined in our indentures), which is determined primarily by the value of discounted future net revenues from proved oil and natural gas reserves. Currently, we are permitted to incur additional indebtedness under these incurrence tests, but may be limited in the future. Lower oil and natural gas prices in the future could reduce our adjusted consolidated EBITDA, as well as our adjusted consolidated net tangible assets, and thus could reduce our ability to incur additional indebtedness.

        On March 21, 2014, we entered into the Seventh Amendment to our Senior Credit Agreement (the Seventh Amendment). The Seventh Amendment provides us flexibility under our interest coverage test by modifying the minimum interest coverage ratio to be 2.0 to 1.0 for any fiscal quarter ending on or before December 31, 2014. Additionally, on February 25, 2015, we entered into the Ninth Amendment to our Senior Credit Agreement (the Ninth Amendment). The Ninth Amendment provides us additional flexibility under our interest coverage test by modifying the minimum interest coverage ratio to be 2.0 to 1.0 for any fiscal quarter ending on or before March 31, 2016. In the event we have difficulty in meeting these tests or the current ratio test in the future, we would be required to seek additional relief, and there is no assurance that it would be granted.

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

        Our revenues, profitability and future growth and the carrying value of our properties depend substantially on prevailing oil and natural gas prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. For example, due to the significant decrease in crude oil prices over the latter half of 2014, we have significantly reduced our planned drilling and completion capital expenditures for 2015 and expect to spend approximately $350 million to $400 million. The amount we will be able to borrow under our Senior Credit Agreement will be subject to periodic redetermination based in part on current oil and natural gas prices and on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that we can economically produce and have an adverse effect on the value of our properties.

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

        The indentures governing our senior unsecured debt and our Senior Credit Agreement and the certificate of designations governing our Series A convertible preferred stock contain various provisions that may limit our management's discretion in certain respects. In particular, these agreements limit our and our subsidiaries' ability to, among other things:

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

        Additionally, if dividends on our Series A convertible preferred stock are in arrears and unpaid for six or more quarterly periods, the holders (voting as a single class) of our outstanding Series A convertible preferred stock will be entitled to elect two additional directors to our Board of Directors until paid in full.

        As part of HK TMS's transaction with Apollo, there are certain restrictions on the transfer of assets, including cash, to us from HK TMS. HK TMS is required to maintain a minimum cash balance equal to two quarterly dividend payments, of approximately $3.0 million each, plus $10.0 million. Additionally, the quarterly 8% dividends paid to holders of the HK TMS preferred shares have priority over other cash distributions. No dividends shall be paid to us from HK TMS prior to December 31, 2016. HK TMS is restricted from transferring more than 20% of its maximum net acres and from transferring any assets exceeding 20% of HK TMS's proved reserves at any one time. Finally, proceeds from any such transfers of acres or other assets must be used for HK TMS's capital or operating expenditures, or to redeem the preferred shares.

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

        We have incurred substantial debt amounting to approximately $3.7 billion as of December 31, 2014. As a result of our indebtedness, we will need to use a substantial portion of our cash flow to pay interest, which will reduce the amount we will have available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate. Our indebtedness under our Senior Credit Agreement is at a variable interest rate, and so a rise in interest rates will generate greater interest expense to the extent we do not have hedging arrangements that are effective in mitigating interest rate fluctuations. The amount of our debt may also cause us to be more vulnerable to economic downturns and adverse developments in our business.

        We may incur substantially more debt in the future. The indentures governing our outstanding senior notes contain restrictions on our incurrence of additional indebtedness. These restrictions, however, are subject to a number of qualifications and exceptions, and under certain circumstances, we could incur substantial additional indebtedness in compliance with these restrictions. Moreover, these restrictions do not prevent us from incurring obligations that do not constitute "indebtedness" as defined under the indentures. At December 31, 2014, our Senior Credit Agreement was a $1.5 billion facility with a borrowing base of $1.05 billion. At December 31, 2014, we had $557.0 million of indebtedness outstanding, $1.1 million of letters of credit outstanding and $491.9 million of borrowing capacity available under our Senior Credit Agreement.

        Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt, we may be required to refinance debt, sell assets or sell additional shares of common or preferred stock on terms that we may not find attractive if it may be done at all. Further, our failure to comply with the financial and other restrictive covenants relating to our indebtedness could result in a default under that indebtedness, which could adversely affect our business, financial condition and results of operations.

Offers or sales of a substantial number of shares of our common stock by our shareholders may cause the market price of our common stock to decline.

        In satisfaction of pre-existing contractual obligations, we filed with the SEC a shelf registration statement on Form S-3 in September 2013 covering the potential resale by certain selling stockholders of approximately 158.0 million shares of our common stock, and have previously filed similar resale registration statements in lesser amounts for other shareholders. The ability of our shareholders to sell significant numbers of shares of our common stock in the public market pursuant to such registration statements or upon the expiration of lock up agreements or statutory holding periods under Rule 144 of the Securities Act of 1933, as amended, together with any actual sales of our common stock they may choose to make, could cause the market price of our common stock to fall and could make it more difficult for us to raise additional financing through future sales of equity or equity-related securities at a time and price that we deem reasonable or appropriate.

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

        As of the date of this filing, our corporate credit rating was "B" with a negative outlook by Standard and Poor's (S&P) and "Caa1" with a stable outlook by Moody's Investors Service (Moody's). Although we are not aware of any current plans of these or other rating agencies to lower their respective ratings on us or our senior debt, we cannot be assured that our credit ratings will not be downgraded. A downgrade in our credit ratings could negatively impact our cost of capital and our ability to effectively execute aspects of our strategy. If our credit rating were downgraded, it could be difficult for us to raise debt in the public debt markets and the cost of that new debt could be higher than debt we could raise with our current ratings. In addition, a downgrade could impact requirements for us to provide financial assurance of performance under contractual arrangements or derivative agreements.

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

        The results of our drilling in new or emerging formations, such as the Bakken / Three Forks formations, Tuscaloosa Marine Shale formation, the El Halcón area, and Utica / Point Pleasant formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas have limited or no production history and consequently we are less able to predict drilling results in these areas. In addition, the use of horizontal drilling and completion techniques used in all of our shale formations involve certain risks and complexities that do not exist in conventional wells. The ultimate success of our drilling and completion strategies and techniques will be better evaluated over time as more wells are drilled and production profiles are better established.

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

        As of December 31, 2014, we owned leasehold interests in approximately 129,000 net acres in areas we believe are prospective for the Bakken / Three Forks formations, approximately 101,000 net acres in areas we believe are prospective for the El Halcón area, approximately 306,000 net acres in areas we believe are prospective for the Tuscaloosa Marine Shale formation and 128,000 net acres in areas we believe are prospective for the Utica / Point Pleasant formations. A large portion of our acreage is not currently held by production. Unless production in paying quantities is established on units containing these leases during their terms, these leases will expire. If our leases expire, we will lose our right to develop the related properties.

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

        At December 31, 2014, approximately 59% of our estimated reserves were classified as proved undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data assumes that we will make significant capital expenditures to develop our reserves. The estimates of these oil and natural gas reserves and the costs associated with development of these reserves have been prepared in accordance with SEC regulations, however, actual capital expenditures will likely vary from estimated capital expenditures, development may not occur as scheduled and actual results may not be as estimated.

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

  •
  accidental leakage of toxic or hazardous materials, such as petroleum liquids, drilling fluids or salt water, into the environment;

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

        As a result of these risks, expenditures, quantities and rates of production, revenues and operating costs may be materially affected and may differ materially from those anticipated by us.

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

We are subject to complex federal, state, local and other laws and regulations that frequently are amended to impose more stringent requirements that could adversely affect the cost, manner or feasibility of doing business.

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

  •
  drilling bonds;

  •
  drilling permits;

  •
  reports concerning operations;

  •
  air quality, air emissions, noise levels and related permits;

  •
  spacing of wells;

  •
  rights-of-way and easements;

  •
  unitization and pooling of properties;

  •
  pipeline construction;

  •
  gathering, transportation and marketing of oil and natural gas;

  •
  taxation; and

  •
  waste transport and disposal permits and requirements.

        Failure to comply with these laws may result in the suspension or termination of operations and subject us to liabilities under administrative, civil and criminal penalties. Compliance costs can be significant. Moreover, these laws or the enforcement thereof could change in ways that substantially increase the costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our business, financial condition and results of operations. Under these laws and other environmental, health and safety laws and regulations, we could be held liable for personal injuries, property damage (including site clean-up and restoration costs) and other damages including the assessment of natural resource damages. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Some laws and regulations may impose strict as well as joint and several liability for environmental contamination, which could subject us to liability for the conduct of others or for our own actions that were in compliance with all applicable laws at the time such actions were taken. Environmental and other governmental laws and regulations also increase the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects. Part of the regulatory environment in which we operate includes, in some cases, federal requirements for performing or preparing environmental assessments, environmental impact studies and/or plans of development before commencing exploration and production activities. In addition, our activities are subject to regulation by oil and natural gas producing states relating to conservation practices and protection of correlative rights. These regulations affect our operations and limit the quantity of oil and natural gas we may produce and sell. Delays in obtaining regulatory approvals or necessary permits, the failure to obtain a permit or the receipt of a permit with excessive conditions or costs could have a material adverse effect on our ability to explore on, develop or produce our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability.

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

        Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth's atmosphere. In response to these studies, governments have been adopting domestic and international climate change regulations that require reporting and reductions of the emission of such greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning oil, natural gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change, and the Kyoto Protocol address greenhouse gas emissions, and international negotiations over climate change and greenhouse gases are continuing. Meanwhile, several countries, including those comprising the European Union, have established greenhouse gas regulatory systems.

        In the United States, many states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through emission inventories, emission targets, greenhouse gas cap and trade programs or incentives for renewable energy generation, while others have considered adopting such greenhouse gas programs.

        At the federal level, the Obama Administration is attempting to address climate change through a variety of administrative actions. The EPA has issued greenhouse gas monitoring and reporting regulations that cover oil and natural gas facilities, among other industries. Beyond measuring and reporting, the EPA issued an "Endangerment Finding" under section 202(a) of the Clean Air Act, concluding certain greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding served as the first step to issuing regulations that require permits for and reductions in greenhouse gas emissions for certain facilities. In March 2014, moreover, the President released a Strategy to Reduce Methane Emissions that included consideration of both voluntary programs and targeted regulations for the oil and gas sector. Towards that end, the EPA has released five draft white papers on methane and volatile organic compound emissions and mitigation measures for natural gas compressors, hydraulically fractured oil wells, pneumatic devices, well liquids unloading facilities and natural gas production and transmission facilities. Building on its white papers and the public input on those documents, the EPA has announced that it intends to issue a proposed rule in the summer of 2015 to set standards for methane and VOC emissions from new and modified oil and gas production sources and natural gas processing and transmission sources. The EPA intends to issue a final rule in 2016. Also as part of the President's strategy, the federal Bureau of Land Management (BLM) is expected to propose standards for reducing venting and flaring on public lands. The EPA and BLM actions are part of a series of steps by the Administration that are intended to result by 2025 in a 40-45% decrease in methane emissions from the oil and gas industry as compared to 2012 levels.

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

        Wells in the Bakken / Three Forks formations in North Dakota, where we have significant operations, yield natural gas as a byproduct of oil production. Bottlenecks in the gas gathering network in certain areas resulted in some of that natural gas being flared instead of processed. The North Dakota Industrial Commission (NDIC), the State's chief energy regulator, recently issued an order to reduce the volume of natural gas flared from oil wells in the Bakken / Three Forks formations. The State's objectives are to cause operators to capture 74% of the natural gas by the fourth quarter 2014, 77% by the first quarter 2015, 85% by the first quarter 2016, and 90%, with the potential for 95%, by the fourth quarter 2020. In addition, the NDIC is requiring operators to develop gas capture plans that describe how much natural gas is expected to be produced, how it will be delivered to a processor and where it will be processed. Production caps or penalties will be imposed on certain wells that cannot meet the capture goals. These capture requirements and any similar future obligations in North Dakota or our other locations, may increase our operational costs or restrict our production, which could materially and adversely affect our financial condition, results of operations and cash flows.

Crude oil from the Bakken / Three Forks formations may pose unique hazards that may have an adverse effect on our operations.

        The U.S. Department of Transportation (USDOT) recently concluded that crude oil from the Bakken / Three Forks formations has a higher volatility than most other U.S. crude oil and thus is more ignitable and flammable. Based on that information, and several fires involving rail transportation of crude oil, USDOT has started a rulemaking to develop new requirements for shipping crude oil by rail. In addition, the rail industry has adopted increased precautions for crude shipments. Any new restrictions that significantly affect transportation of crude oil production could materially and adversely affect our financial condition, results of operations and cash flows.

Operations on the Fort Berthold Indian Reservation of the Three Affiliated Tribes in North Dakota are subject to various federal and tribal regulations and laws, any of which may increase our costs and delay our operations.

        Various federal agencies within the U.S. Department of the Interior, particularly the Office of Natural Resources Revenue (formerly the Minerals Management Service) and the Bureau of Indian Affairs, along with the Three Affiliated Tribes, promulgate and enforce regulations pertaining to operations on the Fort Berthold Indian Reservation on which we hold approximately 29,000 net acres. In addition, the Three Affiliated Tribes is a sovereign nation having the right to enforce laws and regulations independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Lessees and operators conducting operations on tribal lands can be subject to the Native American tribal court system. One or more of these factors may increase our costs of doing business on the Fort Berthold Indian Reservation and may have an adverse impact on our ability to effectively transport products within the Fort Berthold Indian Reservation or to conduct our operations on such lands.

Our operations substantially depend on the availability of water. Restrictions on our ability to obtain, dispose of or recycle water may impact our ability to execute our drilling and development plans in a timely or cost-effective manner.

        Water is an essential component of our drilling and hydraulic fracturing processes. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil, NGLs and natural gas, which could have an adverse effect on our business, financial condition and results of operations. Wastewaters from our operations typically are disposed of via underground injection. Some studies have linked earthquakes in certain areas to underground injection, which is leading to greater public scrutiny of disposal wells. Any new environmental initiatives or regulations that restrict injection of fluids, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas, or that limit the withdrawal, storage or use of surface water or ground water necessary for hydraulic fracturing of our wells, could increase our operating costs and cause delays, interruptions or cessation of our operations, the extent of which cannot be predicted, and all of which would have an adverse effect on our business, financial condition, results of operations and cash flows.

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

        We maintain general and excess liability policies, which we consider to be reasonable and consistent with industry standards. These policies generally cover:

  •
  personal injury;

  •
  bodily injury;

  •
  third party property damage;

  •
  medical expenses;

  •
  legal defense costs;

  •
  pollution in some cases;

  •
  well blowouts in some cases; and

  •
  workers compensation.

        As is common in the oil and natural gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a material effect on our financial position, results of operations and cash flows. There can be no assurance that the insurance coverage that we maintain will be sufficient to cover claims made against us in the future.

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

        The success of the drilling, development and production of the oil and natural gas properties in which we have or expect to have a non-operating working interest is substantially dependent upon the decisions of such third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties. The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations, in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties, including substantial penalties and compliance costs. Such adverse consequences could result in substantial liabilities to us or reduce the value of our properties, which could materially affect our results of operations.

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

        As of December 31, 2014 and March 31, 2014, the net book value of our oil and natural gas properties exceeded our ceiling amount by $178.5 million and $61.2 million before income taxes using the WTI unweighted 12-month average price $94.99 per Bbl and $98.46 per Bbl and the Henry Hub unweighted 12-month average of $4.350 per MMBtu and $3.99 per MMBtu, respectively, resulting in a write-down of our oil and natural gas properties. As ceiling test computations depend upon the calculated unweighted arithmetic average prices and oil and natural gas prices are inherently volatile, it is impossible to predict the likelihood, timing and magnitude of any future impairments. For example, oil and natural gas prices have decreased significantly over the latter half of 2014 and into the beginning of 2015, the first day of the month oil and natural gas prices for January and February 2015 were $53.27 per Bbl and $48.24 per Bbl for oil and $3.00 per MMBtu and $2.68 per MMBtu for natural gas, respectively. If commodity prices remain at decreased levels, the average prices used in the ceiling calculation will decline and will likely cause write downs of our oil and natural gas properties. Continued write downs of oil and natural gas properties may occur until such time as commodity prices have recovered, and remained at recovered levels, so as to meaningfully increase the 12-month average price used in the ceiling calculation. Depending on the magnitude, a ceiling test write down could materially affect our results of operations.

        Costs associated with unevaluated properties, which were approximately $1.8 billion at December 31, 2014, are not initially subject to the ceiling test limitation. Rather, we assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value based upon our intentions with respect to drilling on such properties, the remaining lease term, geological and geophysical evaluations, drilling results, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. These factors are significantly influenced by our expectations regarding future commodity prices, development costs, and access to capital at acceptable cost. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the ceiling test limitation. Accordingly, a significant change in these factors, many of which are beyond our control, may shift a significant amount of cost from unevaluated properties into the full cost pool that is subject to depletion and the ceiling test limitation.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the New York Stock Exchange (NYSE) under the symbol HK. The following table sets forth the quarterly high and low sales prices per share of our common stock as reported on the NYSE from January 1, 2013 through December 31, 2014.

	High	Low
2014
First Quarter	$4.34	$3.16
Second Quarter	7.29	4.15
Third Quarter	7.50	3.96
Fourth Quarter	4.14	1.55
2013
First Quarter	$8.23	$6.36
Second Quarter	7.97	5.13
Third Quarter	6.37	4.43
Fourth Quarter	5.55	3.63

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

        Approximately 921 registered stockholders of record as of February 23, 2015 held our common stock. In many instances, a stockholder can hold shares through a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table sets forth certain information with respect to the surrender of our common stock by employees in exchange for the payment of certain tax withholding obligations during the three months ended December 31, 2014.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2014	1,109	$3.26	—	—
November 2014	1,698	3.11	—	—
December 2014	—	—	—	—

(1)
All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock, nor were they considered as or accounted for as treasury stock.

Five-Year Stock Performance Graph

        The following graph and table compare the cumulative 5-year total return provided to our stockholders on our common stock beginning December 31, 2009 through December 31, 2014, relative to the cumulative total returns of the NYSE Composite Index and the S&P Midcap Oil & Gas Exploration & Production Index. The comparison assumes an investment of $100 (with reinvestment of all dividends at the average of the closing stock prices at the beginning and end of the quarter) was made in our common stock on December 31, 2009, and in each of the indexes, and relative performance is tracked through December 31, 2014. The identity of the companies included in the S&P Midcap Oil & Gas Exploration & Production Index will be provided upon request.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Halcón Resources Corporation, the NYSE Composite Index,
and the S&P Midcap Oil & Gas Exploration & Production Index

Value of Initial $100 Investment (End of Year)

	Years Ended December 31,
	2009	2010	2011	2012	2013	2014
Halcón Resources Corporation	$100	$90	$153	$113	$63	$29
NYSE Composite	100	113	109	126	160	170
S&P Midcap Oil & Gas Exploration & Production Index	100	151	144	128	203	152

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

	Years Ended December 31,
	2014(7)	2013(8)	2012	2011	2010
	(In thousands, except per share data)
Income Statement Data:
Total operating revenues	$1,148,261	$999,506	$248,322	$104,574	$112,621
Income (loss) from operations	(58,387)	(1,290,947)	(29,717)	19,799	24,526
Net income (loss)	315,956	(1,222,662)	(53,885)	(1,403)	2,417
Net income (loss) available to common stockholders	282,942	(1,233,407)	(142,330)	(1,403)	2,417
Net income (loss) per share of common stock(1):
Basic	$0.68	$(3.25)	$(0.91)	$(0.05)	$0.09
Diluted	$0.59	$(3.25)	$(0.91)	$(0.05)	$0.09

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance sheet data:
Working capital (deficit)	$(41,977)	$(325,756)	$(390,111)	$(7,620)	$(13,878)
Total assets	6,434,475	5,356,491	5,041,025	267,174	260,733
Total long-term debt(2)(3)	3,746,736	3,183,823	2,034,498	202,000	196,965
Redeemable noncontrolling interest(4)	117,166	—	—	—	—
Preferred stock(5)	—	—	695,238	—	—
Stockholders' equity (deficit)(5)(6)	1,772,169	1,447,610	1,397,982	1,680	(101)

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

(4)
On June 16, 2014, our subsidiary, HK TMS, LLC (HK TMS) entered into a transaction with funds and accounts managed by Apollo Global Management, LLC, by initially selling 150,000 preferred shares in HK TMS, which holds all of our acreage in Mississippi and Louisiana believed to be prospective for the TMS. For additional information regarding this transaction, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 11, "Mezzanine Equity."

(5)
Preferred stock outstanding at December 31, 2012 converted into 108.8 million shares of Halcón common stock on January 18, 2013, following stockholder approval.

(6)
On March 5, 2012, we sold in a private placement 4,444.4511 shares of 8% automatically convertible preferred stock (Preferred Stock), par value $0.0001 per share, each share of which automatically converted into 10,000 shares of our common stock on April 17, 2012. We received gross proceeds of approximately $400.0 million, or $9.00 per share of common stock, before offering expenses. No cash dividends were paid on the Preferred Stock as it converted into common stock before May 31, 2012. Refer to Item 8. Consolidated Financial Statements and Supplementary Data—Note 12, "Stockholders' Equity," for additional information regarding the offering and subsequent conversion.

(7)
For the year ended December 31, 2014, we incurred the following charges, a $239.7 million full cost ceiling impairment on the carrying value of oil and natural gas properties and a $35.6 million impairment on other operating property and equipment. Refer to the footnotes included in Item 8. Consolidated Financial Statements and Supplementary Data, for additional information regarding these impairments.

(8)
For the year ended December 31, 2013, we incurred the following charges which contributed to our net loss for the year, a $1.1 billion full cost ceiling impairment on the carrying value of our oil and natural gas properties, a $228.9 million goodwill impairment, and a $67.5 million impairment of other operating property and equipment. Refer to the footnotes included in Item 8. Consolidated Financial Statements and Supplementary Data, for additional information regarding these impairments.

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

        At December 31, 2014, our estimated total proved oil and natural gas reserves, as prepared by our independent reserve engineering firm, Netherland, Sewell & Associates, Inc. (Netherland, Sewell), were approximately 189.1 MMBoe, consisting of 155.6 MMBbls of oil, 16.3 MMBbls of natural gas liquids, and 103.7 Bcf of natural gas. Approximately 41% and 40% of our proved reserves were classified as proved developed as of December 31, 2014 and 2013, respectively. We maintain operational control of approximately 93% of our proved reserves. Production for the fourth quarter of 2014 averaged 46,076 Boe/d. Full year 2014 production averaged 42,107 Boe/d compared to 33,329 Boe/d in 2013. Our total operating revenues for 2014 were approximately $1.1 billion compared to $999.5 million in 2013.

        Our oil and natural gas assets consist of undeveloped acreage positions in unconventional liquids-rich basins/fields. We have acquired acreage and may acquire additional acreage in the Bakken / Three Forks formations in North Dakota and the Eagle Ford formation in East Texas, as well as several other areas.

        Our average daily production increased 26% year over year. The increase in production compared to the prior year period was driven by our operated drilling results and increased production volumes associated with the development of properties we have acquired in the Bakken / Three Forks and the Eagle Ford formation in East Texas (which we refer to as "El Halcón"). These areas collectively accounted for approximately 37,500 Boe/d in 2014, or 89% of our production. In 2014, we participated in the drilling of 320 gross (98.3 net) wells all of which were completed and capable of production.

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

        For the twelve months ended December 31, 2014 we incurred capital expenditures for drilling and completions of approximately $1.2 billion. We expect to spend approximately $350 million to $400 million on drilling and completion capital expenditures during 2015. In addition, we expect to spend approximately $20 million on leasehold, infrastructure, seismic and other in 2015. The significant decrease in planned capital spending for 2015, as compared to actual 2014 drilling and completion capital expenditures, is in response to the significant decrease in crude oil prices over the latter half of 2014 and our expectations that prices may not recover in the near term. Approximately 60 - 65% of our 2015 drilling and completions budget is expected to be spent in the Bakken / Three Forks formations in North Dakota, approximately 30 - 35% is budgeted for the El Halcón area in East Texas, and the remaining amount is planned for various other project areas. Our 2015 drilling and completion budget contemplates two operated rigs running in the Bakken / Three Forks and one operated rig running in the El Halcón area. Our drilling and completion budget for 2015 is based on our current view of market conditions and current business plans, and is subject to change.

        We expect to fund our budgeted 2015 capital expenditures with cash flows from operations, proceeds from potential capital market transactions, and borrowings under our Senior Credit Agreement. We strive to maintain financial flexibility and may access capital markets as necessary to maintain substantial borrowing capacity under our Senior Credit Agreement, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position and infrastructure projects. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may further curtail our capital spending.

        Oil and natural gas prices are inherently volatile and, as mentioned above, decreased significantly over the latter half of 2014. Sustained lower commodity prices will likely have a material impact upon our full cost ceiling test calculation. The ceiling calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. For the year ended December 31, 2014, those prices were $94.99 per Bbl for oil and $4.350 per MMBtu for natural gas, while first day of the month oil and natural gas prices for January and February 2015 were $53.27 per Bbl and $48.24 per Bbl for oil and $3.00 per MMBtu and $2.68 per MMBtu for natural gas, respectively. If commodity prices remain at decreased levels, the average prices used in the ceiling calculation will decline and will likely cause write downs of our oil and natural gas properties. Continued write downs of oil and natural gas properties may occur until such time as commodity prices have recovered, and remained at recovered levels, so as to meaningfully increase the 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Recent Developments

Amendments to the Senior Credit Agreement and Borrowing Base Confirmation

        On February 25, 2015, we entered into the Ninth Amendment to our Senior Credit Agreement (the Ninth Amendment). The Ninth Amendment provides additional flexibility under the interest coverage test by modifying the minimum Interest Coverage Ratio to be 2.0 to 1.0 for any fiscal quarter ending on or before March 31, 2016. On February 25, 2015, the borrowing base under the Senior Credit Agreement was confirmed at $1.05 billion.

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

HK TMS, LLC Preferred Stock Issuance

        On June 16, 2014, we entered into a transaction with funds and accounts managed by affiliates of Apollo Global Management, LLC (Apollo) pursuant to which HK TMS, LLC (HK TMS), our subsidiary which holds our acreage in Mississippi and Louisiana that we believe is prospective for the Tuscaloosa Marine Shale (TMS), initially sold 150,000 preferred shares in exchange for $150 million and the right to overriding royalty interests in future wells. HK TMS does not participate in our Senior Credit Agreement and is not a guarantor of any of our senior notes.

Divestiture of East Texas Assets

        On May 9, 2014, we completed the divestiture of certain non-core assets in East Texas (the East Texas Assets) to a privately-owned company for a total purchase price of $424.5 million after closing adjustments for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date, (ii) title and environmental defects, and (iii) other purchase price adjustments customary in oil and gas purchase and sale agreements. As of December 31, 2013, estimated proved reserves associated with the East Texas Assets, were approximately 16.3 MMBoe. Production from the East Texas Assets averaged approximately 3,700 Boe/d during the first quarter of 2014. The effective date of the transaction was April 1, 2014. Proceeds from the sale were recorded as a reduction to the carrying value our full cost pool with no gain or loss recorded.

Capital Resources and Liquidity

        Our near-term capital spending requirements are expected to be funded with cash flows from operations, proceeds from potential capital market transactions and borrowings under our Senior Credit Agreement, which has a current borrowing base of $1.05 billion. Our borrowing base is redetermined on a semi-annual basis (with us and the lenders each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations) and adjusted based on the estimated value of our oil and natural gas reserves, the amount and cost of our other indebtedness and other relevant factors. Our ability to utilize the full amount of our borrowing capacity is influenced by a variety of factors, including redeterminations of our borrowing base, and covenants under our Senior Credit Agreement and our senior unsecured debt indentures. Our Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of i) not less than 2.0 to 1.0 through March 31, 2016 (pursuant to the Ninth Amendment), and ii) not less than 2.5 to 1.0 for subsequent periods. We are subject to additional covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. Additionally, the indentures governing our senior unsecured debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test, the fixed charge coverage ratio test, applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be at least 2.0 to 1.0. The second test allows us to incur additional indebtedness, beyond the limitations of the fixed charge coverage ratio test, as long as this additional debt is incurred under Credit Facilities (as defined in our indentures) and the amount of such additional indebtedness is not more than the greater of a fixed sum of $750 million or 30% of our adjusted consolidated net tangible assets (as defined in all of our indentures), which is determined primarily by the value of discounted future net revenues from proved oil and natural gas reserves as of the date of such determination. At December 31, 2014, we had $557.0 million of indebtedness outstanding, $1.1 million of letters of credit outstanding and $491.9 million of borrowing capacity available under our Senior Credit Agreement.

        Our ability to meet our debt covenants and our capacity to incur additional indebtedness will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. For example, lower oil and natural gas prices could result in a redetermination of the borrowing base under our Senior Credit Agreement at a lower level and reduce our adjusted consolidated EBITDA, as well as our adjusted consolidated net tangible assets as determined under our indentures, and thus could reduce our ability to incur indebtedness. Our strategic divestitures of non-core producing properties in favor of investing in undeveloped acreage, coupled with our aggressive drilling plans have also impacted our near-term ability to comply with our debt covenants, particularly the interest coverage test under our Senior Credit Agreement and the fixed charge coverage ratio under our indentures by reducing our production and reserves on a current and, for purposes of covenant calculations, a pro forma historical basis, while drilling takes time to replace these losses. Of course, over the longer term, we expect that our strategy and our investments will result in increased production and reserves, lower lease operating costs and more abundant drilling opportunities. As a consequence, we constantly monitor our liquidity and capital resources, endeavor to anticipate potential covenant compliance issues and work with the lenders under our Senior Credit Agreement to address any such issues ahead of time.

        We have in the past obtained amendments to the covenants under our Senior Credit Agreement under circumstances where we anticipated that it might be challenging for us to comply with our financial covenants for a particular period of time. During 2013, we obtained amendments to the calculation of the interest coverage ratio covenant under our Senior Credit Agreement allowing us to annualize our quarterly EBITDA because, among other things, we anticipated that our strategic decision to divest various non-core producing properties and invest in the acquisition and drilling of undeveloped acreage would have caused us to fall below the interest coverage ratio. We requested reductions in the minimum required interest coverage ratio of 2.0 to 1.0 for 2014 and 2015 and those requests were granted on March 21, 2014 and again on February 25, 2015, respectively. The basis for the amendment request is similar to previously requested waivers described above, i.e., the potential for us to fall out of compliance primarily as a result of our strategic decision to divest producing properties, invest extensively in undeveloped acreage and the long lead times associated with replacing lost production through our drilling program. As part of our plan to manage liquidity risks and in recognition of lower oil prices, we have scaled back our capital expenditures budget, focused our drilling program on our highest return projects, entered into a transaction with funds and accounts managed by the affiliates of Apollo Global Management, LLC, to finance the development of our TMS assets, and we continue to explore opportunities to divest non-core properties.

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

        We are exposed to various risks including energy commodity price risk. When oil, natural gas, and natural gas liquids prices decline significantly, as they have in the latter half of 2014, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include costless collars, swaps, and deferred put options. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, generally our objective is to hedge approximately 70% to 80% of our current and anticipated production for the next 18 to 24 months. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

Cash Flow

        Our primary sources of cash in 2014 were from operating and financing activities. In 2013 and 2012, our primary source of cash was from financing activities. In 2014, cash provided by operations was driven by increased revenues and cash provided by financing activities was attributable to net borrowings on our Senior Credit Agreement and the sale of HK TMS preferred stock to Apollo.

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

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows provided by (used in) operating activities	$667,934	$493,924	$84,360
Cash flows provided by (used in) investing activities	(1,271,093)	(2,100,699)	(2,832,466)
Cash flows provided by (used in) financing activities	644,038	1,607,103	2,750,563

Net increase (decrease) in cash	$40,879	$328	$2,457

        Operating Activities.    Net cash flows provided by operating activities were $667.9 million, $493.9 million and $84.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Key drivers of net operating cash flows are commodity prices, production volumes, operating costs and realized settlements on our derivative contracts.

        For the year ended December 31, 2014, net cash provided by operating activities increased $174.0 million over the prior year. The improvement in operating cash flows primarily reflects the impact of the 26% increase in our average daily production compared to the 2013 period, which drove the increase in operating revenues. Production for 2014 averaged 42,107 Boe/d compared to 33,329 Boe/d in 2013.

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

        Investing Activities.    The primary driver of cash used in investing activities is capital spending on our oil and natural gas properties. Net cash used in investing activities was $1.3 billion, $2.1 billion and $2.8 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

        In 2014, we incurred cash expenditures of $1.5 billion on oil and natural gas capital expenditures, of which $1.2 billion related to drilling and completion costs and the remainder was primarily associated with leasing, acquisitions and seismic data. We participated in the drilling of 320 gross (98.3 net) wells, all of which were completed and capable of production. These expenditures were offset by $484.2 million in proceeds received from the divestitures of various non-core assets, including the East Texas Assets. As part of HK TMS's transaction with Apollo, discussed in further detail below, as well as in Item 8. Consolidated Financial Statements and Supplementary Data—Note 11, "Mezzanine Equity," we received proceeds of approximately $33.8 million from the conveyance of an overriding royalty interest to Apollo.

        On December 20, 2013, we entered into a carry and earning agreement, as amended (the Agreement) with an independent third party (the Seller) associated with the acquisition of certain properties believed to be prospective for the TMS, primarily in Wilkinson County, Mississippi and in West Feliciana and East Feliciana Parishes, Louisiana. The agreement required us to fund up to $189.4 million (the Carry Amount) in exchange for approximately 117,870 net acres. We paid $62.5 million of the Carry Amount at closing on February 28, 2014 and the remaining $126.9 million during the three months ended June 30, 2014, reflected as "Advance on carried interest" in the accompanying consolidated statements of cash flows. The Carry Amount is to be used by the Seller to fund wells prospective for the TMS to be drilled by the Seller (the Carry Wells) on the Seller's retained acreage. As part of the transaction, we will also receive a 5% working interest in the Carry Wells. As of December 31, 2014, approximately $71.9 million of the Carry Amount remained in escrow to be spent by the Seller. Any portion of the Carry Amount not spent by the Seller, in accordance with the Agreement, on or before August 31, 2017, will be returned to us.

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

        Financing Activities.    Net cash flows provided by financing activities were $644.0 million, $1.6 billion and $2.8 billion for the years ended December 31, 2014, 2013 and 2012, respectively. The primary drivers of cash provided by financing activities are proceeds from the issuance of our senior notes, common stock and preferred stock, and borrowings under our Senior Credit Agreement.

        Cash flows provided by financing activities include net borrowings under our Senior Credit Agreement of $557.0 million for the year ended December 31, 2014, primarily used to fund drilling and completion activities.

        On June 16, 2014, our subsidiary, HK TMS, entered into a transaction with Apollo by initially selling 150,000 preferred shares in HK TMS, which holds all of our acreage in Mississippi and Louisiana believed to be prospective for the TMS. Apollo contributed $150 million to HK TMS, and we contributed all our assets related to the TMS as well as $50 million in cash. The proceeds from

Apollo were allocated as follows: $110.1 million of proceeds associated with the issuance of HK TMS preferred stock and approximately $4.5 million associated with Apollo's rights to additional preferred shares within cash flows from financing activities and the aforementioned $33.8 million investing cash flows related to the overriding royalty conveyance. The proceeds are being used to develop the TMS.

        On December 19, 2013, we issued an additional $400.0 million aggregate principal amount of our 9.75% senior notes due 2020 at a price to the initial purchasers of 102.750% of par. The net proceeds from the sale of the additional 2020 Notes of approximately $406.3 million, after deducting offering fees and expenses, were used to repay a portion of the then outstanding borrowings under our Senior Credit Agreement.

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

Contractual Obligations

        We have a significant degree of flexibility to adjust the level of our future capital expenditures as circumstances warrant. Our level of capital expenditures will vary in future periods depending on the success we experience in our acquisition, developmental and exploration activities, oil and natural gas price conditions, our access to capital and liquidity and other related economic factors. We currently have no material off-balance sheet arrangements or transactions with unconsolidated, limited-purpose entities. The following table summarizes our contractual obligations and commitments by payment periods as of December 31, 2014.

	Payments Due by Period
Contractual Obligations	Total	2015	2016 - 2017	2018 - 2019	2020 and Beyond
	(In thousands)
Senior revolving credit facility	$557,000	$—	$557,000	$—	$—
9.25% senior notes due 2022	400,000	—	—	—	400,000
8.875% senior notes due 2021(1)	1,350,000	—	—		1,350,000
9.75% senior notes due 2020(2)	1,150,000	—	—	—	1,150,000
8.0% convertible note(3)	289,669	—	289,669	—
Interest expense on long-term debt(4)	1,730,300	307,616	580,706	537,876	304,102
Operating leases	59,993	8,959	17,928	18,311	14,795
Drilling rig commitments	75,456	31,400	40,696	3,360	—
Other commitments	10,518	10,518	—	—	—

Total contractual obligations	$5,622,936	$358,493	$1,485,999	$559,547	$3,218,897

(1)
Excludes $4.6 million unamortized discount recorded in conjunction with the issuance of the original 2021 Notes and a $24.6 million unamortized premium recorded in conjunction with the issuance of the additional 2021 Notes.

(2)
Excludes $7.9 million unamortized discount recorded in conjunction with the issuance of the original 2020 notes and a $9.7 million unamortized premium recorded in conjunction with the issuance of the additional 2020 Notes.

(3)
Excludes $21.8 million unamortized discount recorded in conjunction with the issuance of the note.

(4)
Future interest expense was calculated based on interest rates and amounts outstanding at December 31, 2014 less required annual repayments.

        In January 2015, we made the decision to early terminate a drilling rig contract in response to the recent decline in crude oil prices, and as such, will incur an early termination fee of $6.0 million, payable over the first half of 2015. If certain requirements are not met during the period ending January 2020, we may incur up to an additional $3.0 million in connection with this drilling rig contract. In addition, we have a new drilling rig commitment, scheduled to begin in the second quarter of 2015, for which we expect to incur a stacking fee of $17,000 per day. The current rig contract term extends through the second quarter of 2018. These obligations are not included in the table above and will be reflected as expense when incurred.

        We also have various long-term gathering, transportation and sales contracts in the Bakken / Three Forks formations in North Dakota which are not included in the table above. As of December 31, 2014, we had in place nine long-term crude oil contracts and two long-term natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts we have committed a substantial portion of our Bakken / Three Forks production for periods ranging from five to ten years from the date of first production. We believe that there are sufficient available reserves and supplies in the Bakken / Three Forks formations to meet our commitments, as the proved reserves from this area represent approximately 74% of our total proved reserves. Historically, we have been able to meet our delivery commitments.

        On December 20, 2013, we entered into a carry and earning agreement, as amended with an independent third party associated with the acquisition of certain properties believed to be prospective for the TMS, primarily in Wilkinson County, Mississippi and in West Feliciana and East Feliciana Parishes, Louisiana. The Agreement required us to fund up to $189.4 million in exchange for approximately 117,870 net acres. We paid $62.5 million of the Carry Amount at closing on February 28, 2014 and the remaining $126.9 million during the three months ended June 30, 2014, reflected as "Advance on carried interest" in the accompanying consolidated statements of cash flows. The Carry Amount is to be used by the Seller to fund wells prospective for the TMS to be drilled by the Seller on the Seller's retained acreage. As part of the transaction, we will also receive a 5% working interest in the Carry Wells. As of December 31, 2014, approximately $71.9 million of the Carry Amount remained in escrow to be spent by the Seller. Any portion of the Carry Amount not spent by the Seller, in accordance with the Agreement, on or before August 31, 2017, will be returned to us.

        On June 16, 2014, we entered into a transaction to develop our TMS assets with funds and accounts managed by affiliates of Apollo Global Management, LLC. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 11, "Mezzanine Equity," for a discussion of the drilling obligation associated with the transaction.

        The contractual obligations table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations. In addition, amounts related to our asset retirement obligations are not included in the table above given the uncertainty regarding the actual timing of such expenditures. The total estimated amount of our asset retirement obligations at December 31, 2014 was $38.5 million.

Senior Revolving Credit Facility

        In connection with the closing of the Recapitalization, discussed in Item 8. Consolidated Financial Statements and Supplementary Data—Note 2, "Recapitalization," we entered into a senior secured revolving credit agreement (the Senior Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto on February 8, 2012. The Senior Credit Agreement provides for a $1.5 billion facility with a current borrowing base of $1.05 billion. Amounts borrowed under the Senior Credit Agreement will mature on February 8, 2017. The borrowing base will be redetermined semi-annually, with the lenders and us each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of our oil and natural gas reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The borrowing base is subject to a reduction equal to the product of 0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any future notes or other long-term debt securities that we may issue. Funds advanced under the Senior Credit Agreement may be paid down and re-borrowed during the five-year term of the revolver. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 0.50% to 1.50% for ABR-based loans or at specified margins over LIBOR of 1.50% to 2.50% for Eurodollar-based loans. These margins fluctuate based on our utilization of the facility. Advances under the Senior Credit

Agreement are secured by liens on substantially all of our properties and assets. The Senior Credit Agreement contains customary representations, warranties and covenants including, among others, restrictions on the payment of dividends on our capital stock and financial covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of i) not less than 2.0 to 1.0 through March 31, 2016 (pursuant to the Ninth Amendment, discussed below) and ii) not less than 2.5 to 1.0 for subsequent periods.

        At December 31, 2014, we had $557.0 million of indebtedness outstanding under our Senior Credit Agreement, $1.1 million of letters of credit outstanding and $491.9 million of borrowing capacity available under our Senior Credit Agreement.

Amendments to the Senior Credit Agreement and Borrowing Base Confirmation

        On February 25, 2015, we entered into the Ninth Amendment to our Senior Credit Agreement. The Ninth Amendment provides additional flexibility under the interest coverage test by modifying the minimum Interest Coverage Ratio to be 2.0 to 1.0 for any fiscal quarter ending on or before March 31, 2016. On February 25, 2015, the borrowing base under the Senior Credit Agreement was confirmed at $1.05 billion.

        On September 30, 2014, we entered into the Eighth Amendment to our Senior Credit Agreement. The Eighth Amendment increased the borrowing base under our Senior Credit Agreement to $1.05 billion. On March 21, 2014, we entered into the Seventh Amendment to our Senior Credit Agreement. The Seventh Amendment provided us additional flexibility under the interest coverage test by modifying the minimum Interest Coverage Ratio to be 2.0 to 1.0 for any fiscal quarter ending on or before December 31, 2014.

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

        The 2022 Notes bear interest at a rate of 9.25% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2014. The 2022 Notes will mature on February 15, 2022. The 2022 Notes are senior unsecured obligations of ours, rank equally with all of our current and future senior indebtedness and are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by our existing 100% owned subsidiaries, except for one subsidiary, HK TMS, LLC. We, the issuer of the 2022 Notes, have no material independent assets or operations apart from the assets and operations of our subsidiaries.

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

        On January 14, 2013, we completed the issuance of an additional $600.0 million aggregate principal amount of 2021 Notes, issued at 105% of par. The net proceeds from the sale of the additional 2021 Notes were approximately $619.5 million (after the initial purchasers' premiums, commissions and offering expenses). The net proceeds from this offering were used to repay all of the outstanding borrowings under our Senior Credit Agreement and for general corporate purposes, including funding a portion of our 2013 capital expenditures program.

        The 2021 Notes bear interest at a rate of 8.875% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013. The Notes will mature on May 15, 2021. The 2021 Notes are senior unsecured obligations of ours and rank equally with all of our current and future senior indebtedness. The 2021 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by our existing 100% owned subsidiaries, except for one subsidiary, HK TMS, LLC. We, the issuer of the 2021 Notes, have no material independent assets or operations apart from the assets and operations of our subsidiaries.

        In connection with the issuance of the original 2021 Notes, we recorded a discount of approximately $5.7 million to be amortized over the remaining life of the 2021 Notes using the effective interest method. The remaining unamortized discount was $4.6 million at December 31, 2014. In connection with the issuance of the additional 2021 Notes, we recorded a premium of approximately $30.0 million to be amortized over the remaining life of the 2021 Notes using the effective interest method. The remaining unamortized premium was $24.6 million at December 31, 2014. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 6, "Long-Term Debt," for additional information regarding the 2021 Notes.

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

        On December 19, 2013, we issued an additional $400.0 million aggregate principal amount of the 2020 Notes at a price to the initial purchasers of 102.750% of par. The net proceeds from the sale of the additional 2020 Notes of approximately $406.3 million (after the initial purchasers' premiums, commissions and offering expenses) were used to repay a portion of the then outstanding borrowings under the Senior Credit Agreement and for general corporate purposes. These notes were issued as "additional notes" under the indenture governing the 2020 Notes and under the indenture are treated as a single series with substantially identical terms as the 2020 Notes previously issued.

        The 2020 Notes bear interest at a rate of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, which began on January 15, 2013. The 2020 Notes will mature on July 15, 2020. The 2020 Notes are senior unsecured obligations of ours and rank equally with all of our current and future senior indebtedness. The 2020 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by our existing 100% owned subsidiaries, except for one subsidiary, HK TMS, LLC. We, the issuer of the 2020 Notes, have no material independent assets or operations apart from the assets and operations of our subsidiaries.

        In connection with the issuance of the 2020 Notes, we recorded a discount of approximately $10.2 million to be amortized over the remaining life of the 2020 Notes using the effective interest method. The remaining unamortized discount was $7.9 million at December 31, 2014. In connection with the issuance of the additional 2020 Notes, we recorded a premium of approximately $11.0 million to be amortized over the remaining life of the 2020 Notes using the effective interest method. The remaining unamortized premium was $9.7 million at December 31, 2014. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 6, "Long-Term Debt," for additional information regarding the 2020 Notes.

8.0% Convertible Note

        On February 8, 2012, we issued the 8.0% senior note in the principal amount of $275.0 million (the 2017 Note) together with the February 2012 Warrants for an aggregate purchase price of $275.0 million. The 2017 Note bears interest at a rate of 8% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year and matures on February 8, 2017. Through the March 31, 2014 interest payment date, we could elect to pay-in-kind, by adding to the principal of the 2017 Note, all or any portion of the interest due on the 2017 Note. We elected to pay the interest in-kind on March 31, June 30 and September 30, 2012, and rolled $3.2 million, $5.7 million and $5.8 million of interest incurred during the first, second and third quarters of 2012, respectively, into the 2017 Note, increasing the principal amount to $289.7 million. We did not elect to pay-in-kind interest for the quarterly payments due subsequent to September 30, 2012. As of February 8, 2014, the note can be converted into common stock. Each $4.50 of principal and accrued but unpaid interest is convertible into one share of our common stock. The 2017 Note is a senior unsecured obligation of ours.

        We allocated the proceeds received for the 2017 Note and February 2012 Warrants on a relative fair value basis. Consequently, we recorded a discount of $43.6 million to be amortized over the remaining life of the 2017 Note utilizing the effective interest rate method. The remaining unamortized discount was $21.8 million at December 31, 2014.

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

Off-Balance Sheet Arrangements

        At December 31, 2014, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and natural gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States. We also describe the most significant estimates and assumptions we make in applying these policies. We discussed the development, selection and disclosure of each of these with our audit committee. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 1, "Summary of Significant Events and Accounting Policies," for a discussion of additional accounting policies and estimates made by management.

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

        Our estimated proved reserves for the years ended December 31, 2014, 2013 and 2012 were prepared by Netherland, Sewell, an independent oil and natural gas reservoir engineering consulting firm. For more information regarding reserve estimation, including historical reserve revisions, refer to Item 8. Consolidated Financial Statements and Supplementary Data—"Supplemental Oil and Gas Information (Unaudited)."

Depreciation, Depletion and Accretion

        Our rate of recording depletion, depreciation and accretion expense (DD&A) is primarily dependent upon our estimate of proved reserves, which is utilized in our unit-of-production method calculation. If the estimates of proved reserves were to be reduced, the rate at which we record DD&A expense would increase, reducing net income. Such a reduction in reserves may result from calculated lower market prices, which may make it non-economic to drill for and produce higher cost reserves. At December 31, 2014, a five percent positive revision to proved reserves would decrease the DD&A rate by approximately $1.57 per Boe and a five percent negative revision to proved reserves would increase the DD&A rate by approximately $1.73 per Boe.

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

        If the unweighted arithmetic average price of oil and natural gas as of the first day of each month for the 12-month period ended December 31, 2014 had been 10% lower while all other factors remained constant, our ceiling amount related to our net book value of oil and natural gas properties would have been reduced by approximately $687.6 million. This reduction would have increased our full cost ceiling impairment by approximately $687.6 million before income taxes.

Future Development Costs

        Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production facilities, gathering systems and related structures and restoration costs. We develop estimates of these costs for each of our properties based upon their geographic location, type of production structure, well depth, currently available procedures and ongoing consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and future abandonment costs on an annual basis. A five percent decrease or increase in future development and abandonment costs would decrease or increase the DD&A rate by approximately $0.71 per Boe at December 31, 2014.

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

Goodwill

        We account for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other (ASC 350). Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. ASC 350 requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change that could potentially result in impairment. The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. Our goodwill related to the merger with GeoResources in 2012.

        Accounting Standards Update (ASU) No. 2011-08, Testing for Goodwill Impairment (ASU 2011-08), simplifies testing for goodwill impairments by allowing entities to first assess qualitative factors to determine whether the facts or circumstances lead to the conclusion that it is more likely than not that the fair value of a reporting unit is less than the carrying value. If the entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then the entity does not have to perform the two-step impairment test. However, if the same conclusion is not reached, the entity is required to perform the first step of the two-step impairment test. In this step, the fair value of the reporting unit is calculated and compared to the carrying value of the reporting unit. If the carrying value exceeds the fair value, then the entity must perform the second step of the impairment test to measure the amount of impairment loss, if any. ASU 2011-08 also allows a company to bypass the qualitative assessment and proceed directly with performing the two-step goodwill impairment test.

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

        In assessing the need for a valuation allowance on our deferred tax assets, we consider possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies. We consider all available evidence (both positive and negative) in determining whether a valuation allowance is required. A significant item of objective negative evidence considered was the cumulative book loss over the three-year period ended December 31, 2014 driven primarily by the full cost ceiling impairments over that period. Based upon the evaluation of the available evidence we recorded a decrease of $102.0 million to our valuation allowance resulting in a remaining valuation allowance of $163.1 million being applied against our deferred tax assets as of December 31, 2014.

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

Comparison of Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        We reported net income of $316.0 million for the year ended December 31, 2014 compared to a net loss of $1.2 billion for the comparable period in 2013. The following table summarizes key items of comparison and their related change for the periods indicated.

	Years Ended December 31,
In thousands (except per unit and per Boe amounts)	2014	2013	Change
Net income (loss)	$315,956	$(1,222,662)	$1,538,618
Operating revenues:
Oil	1,071,319	944,535	126,784
Natural gas	37,101	27,319	9,782
Natural gas liquids	37,460	24,564	12,896
Other	2,381	3,088	(707)
Operating expenses:
Production:
Lease operating	130,239	139,182	(8,943)
Workover and other	16,193	6,268	9,925
Taxes other than income	106,331	88,622	17,709
Gathering and other	26,719	11,745	14,974
Restructuring	987	4,471	(3,484)
General and administrative:
General and administrative	97,799	115,298	(17,499)
Share-based compensation	18,733	17,112	1,621
Depletion, depreciation and accretion:
Depletion—Full cost	523,855	453,537	70,318
Depreciation—Other	8,744	6,522	2,222
Accretion expense	1,822	3,596	(1,774)
Full cost ceiling impairment	239,668	1,147,771	(908,103)
Other operating property and equipment impairment	35,558	67,454	(31,896)
Goodwill impairment	—	228,875	(228,875)
Other income (expenses):
Net gain (loss) on derivative contracts	518,956	(31,233)	550,189
Interest expense and other, net	(145,689)	(58,198)	(87,491)
Income tax benefit (provision)	1,076	157,716	(156,640)
Production:
Crude oil—MBbls	12,787	10,148	2,639
Natural gas—MMcf	8,812	8,003	809
Natural gas liquids—MBbls	1,113	683	430
Total MBoe(1)	15,369	12,165	3,204
Average daily production—Boe(1)	42,107	33,329	8,778
Average price per unit(2):
Crude oil price—Bbl	$83.78	$93.08	$(9.30)
Natural gas price—Mcf	4.21	3.41	0.80
Natural gas liquids price—Bbl	33.66	35.96	(2.30)
Total per Boe(1)	74.56	81.91	(7.35)
Average cost per Boe:
Production:
Lease operating	$8.47	$11.44	$(2.97)
Workover and other	1.05	0.52	0.53
Taxes other than income	6.92	7.28	(0.36)
Gathering and other	1.74	0.97	0.77
Restructuring	0.06	0.37	(0.31)
General and administrative:
General and administrative	6.36	9.48	(3.12)
Share-based compensation	1.22	1.41	(0.19)
Depletion	34.09	37.28	(3.19)

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

        For the year ended December 31, 2014, oil, natural gas and natural gas liquids revenues increased $149.5 million from the same period in 2013. The increase was due to increased production volumes associated with the development of the properties we acquired in 2013 in the Bakken / Three Forks and El Halcón areas. These areas collectively accounted for approximately 5,600 MBoe and $360.0 million of incremental revenues year over year. The increase in revenues from production volumes was offset by a decrease in our realized average prices per Boe, which decreased $7.35 per Boe to $74.56 per Boe.

        Lease operating expenses decreased $8.9 million for the year ended December 31, 2014. On a per unit basis, lease operating expenses were $8.47 per Boe in 2014 compared to $11.44 per Boe in 2013. The decrease per Boe is primarily due to lower relative operating expenses per Boe on the more recently developed core properties due, in part, to operational improvements and efficiencies.

        Workover and other expenses increased $9.9 million for the year ended December 31, 2014 as compared to the same period in 2013 primarily due to $8.0 million of expenses associated with increased activity in our core areas as we continue to develop these areas. The remaining $1.9 million of the increase is attributable to workover activity in non-core areas.

        Taxes other than income increased $17.7 million for the year ended December 31, 2014 as compared to the same period in 2013 primarily due to increased production from the development of our core properties. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease proportionately. On a per unit basis, taxes other than income were $6.92 per Boe and $7.28 per Boe, for the years ended 2014 and 2013, respectively. The decrease on a per Boe basis in 2014 is driven by a decrease in our realized average prices.

        Gathering and other expenses increased $15.0 million for the year ended December 31, 2014 as compared to the same period in 2013 primarily due to increased gathering and other fees paid on our oil and natural gas production in the Bakken / Three Forks area.

        In conjunction with our divestitures of certain non-core properties, we incurred approximately $1.0 million in severance costs and accelerated share-based compensation expenses related to the termination of certain employees for the year ended December 31, 2014. In March 2012, we announced our intention to close our Plano, Texas office and began the process of relocating key administrative functions to our corporate headquarters in Houston, Texas (the restructuring). As part of the restructuring, we offered certain severance and retention benefits to affected employees, through May 2013. Approximately $0.5 million of our restructuring expense in 2013 relates to costs from the restructuring. Additionally, in the fourth quarter of 2013, in conjunction with our divestitures of certain non-core assets, we incurred approximately $4.0 million in severance costs and accelerated stock-based compensation expense related to the termination of certain employees in these non-core areas.

        General and administrative expense for the year ended December 31, 2014 decreased $17.5 million to $97.8 million as compared to the same period in 2013. The decrease was primarily due to decreases in professional fees, specifically contract services and legal expenses, of $14.0 million and office related expenses of $3.2 million. On a per unit basis, general and administrative expenses were $6.36 per Boe and $9.48 per Boe, for the years ended 2014 and 2013, respectively.

        Share-based compensation expense for the year ended December 31, 2014 was $18.7 million, an increase of $1.6 million compared to the same period in 2013. The increase in share-based compensation expense results from additional awards granted to employees subsequent to the prior year period.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production volume for the current period to total remaining reserve volume for the evaluated properties. Depletion expense increased $70.3 million to $523.8 million for the year ended December 31, 2014 compared to the same period in 2013 of $453.5 million, due to an increase in production volumes. On a per unit basis, depletion expense was $34.09 per Boe for the year ended December 31, 2014 compared to $37.28 per Boe for the year ended December 31, 2013.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling," based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment before income taxes of $239.7 million for the year ended December 31, 2014. The impairment for the year ended December 31, 2014 primarily relates to non-routine transfers of unevaluated properties to the full cost pool, due to our shift in drilling, away from the non-strategic areas of the Utica / Point Pleasant and TMS until economics and return on investment improve due to a combination of lower drilling and completion costs and higher commodity prices. We recorded a full cost ceiling test impairment before income taxes of $1.1 billion for the year ended December 31, 2013. During the year ended December 31, 2013, we transferred $655.7 million of unevaluated property costs to the full cost pool primarily related to Woodbine assets in East Texas where capital was reallocated to El Halcón, and certain Utica / Point Pleasant assets in Northwest Pennsylvania related to non-economical drilling results obtained in the third quarter of 2013. The combined impact of less favorable oil price differentials adversely affecting proved reserve values and the aforementioned non-routine transfers of unevaluated properties to the full cost pool primarily contributed to the ceiling impairment in 2013. Oil and natural gas prices, changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        We review our gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360. For the year ended December 31, 2014, we recorded a non-cash impairment charge for gas gathering systems and other related operating assets of $35.6 million, net of $1.9 million of accumulated depreciation. The majority of the impairment represents approximately half of our gas gathering infrastructure, right-of-way and permitting investments in the Utica / Point Pleasant area. These infrastructure related investments were related to acreage in certain non-core areas of the Utica play which we currently do not plan to develop in light of the recent downtrend in oil prices, which has rendered certain areas to be deemed uneconomical and/or non-strategic. For the year ended December 31, 2013, we recorded a non-cash impairment charge of $67.5 million. The impairment relates to our gross investments of $72.1 million in gas gathering infrastructure that will not be economically recoverable due to our shift in exploration, drilling and developmental plans from the Woodbine area to El Halcón during the third quarter of 2013.

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

        Accretion expense is a function of changes in the discounted asset retirement obligation liability from period to period. We recorded $1.8 million for the year ended December 31, 2014, compared to

$3.6 million for the year ended December 31, 2013. The year over year reduction in our accretion expense stems from a reduction in the number of wells we currently have a working interest in after our divestitures of non-core properties.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statements of operations. At December 31, 2014, we had a $503.9 million derivative asset, $352.5 million of which was classified as current, and we had a $9.4 million derivative liability none of which was classified as current. We recorded a net derivative gain of $518.9 million ($506.5 million net unrealized gain and $12.4 million net realized gain on settled contracts and premium costs) for the year ended December 31, 2014 compared to a net derivative loss of $31.2 million ($10.1 million net unrealized loss and $21.1 million net realized loss on settled contracts and premium costs) in the prior year.

        Interest expense increased $87.5 million for the year ended December 31, 2014. Capitalized interest for the years ended December 31, 2014 and 2013 was $168.9 million and $204.0 million, respectively. The decrease in capitalized interest was driven by decreases in our unevaluated properties since 2013. Unevaluated properties are the basis of our capitalized interest calculation. Interest expense subject to capitalization increased to $317.7 million from $259.2 million in the prior year. The increase in interest subject to capitalization is primarily due to our 9.25% Senior Notes and the additional 9.75% Senior Notes outstanding for a full year in 2014.

        We recorded income tax benefit of $1.1 million on income before income taxes of $314.9 million for the year ended December 31, 2014. The benefit reflects the impact of the change in the valuation allowance for the year of $102.0 million. For the year ended December 31, 2013, we recorded an income tax benefit of $157.7 million on a loss before income taxes of $1.4 billion. The benefit reflects the impact of the change in the valuation allowance for the year of $262.8 million and the non-deductible goodwill impairment of $84.5 million.

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

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling," based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment before income taxes of $1.1 billion for the year ended December 31, 2013. During the year ended December 31, 2013, we transferred $655.7 million of unevaluated property costs to the full cost pool primarily related to Woodbine assets in East Texas where capital has been reallocated to El Halcón, and certain Utica / Point Pleasant assets in Northwest Pennsylvania related to non-economical drilling results obtained in the third quarter of 2013. The combined impact of less favorable oil price differentials adversely affecting proved reserve values and the aforementioned non-routine transfers of unevaluated properties to the full cost pool primarily contributed to the ceiling impairment. Oil and natural gas prices, changes in production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments and Hedging Activity

        We are exposed to various risks including energy commodity price risk. When oil, natural gas, and natural gas liquids prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include costless collars, swaps, and deferred put options. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, generally our objective is to hedge approximately 70% to 80% of our current and anticipated production for the next 18 to 24 months. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

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

        We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Historically, we entered into interest rate swaps to reduce the exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At December 31, 2014, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

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

        At December 31, 2014, total long-term debt including related discounts and premiums was $3.7 billion, of which approximately 85% bears interest at a weighted average fixed interest rate of 9.2% per year. The remaining 15% of our total long-term debt balance at December 31, 2014 bears interest at floating or market interest rates that at our option are tied to prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At December 31, 2014, the weighted average interest rate on our variable rate debt was 2.3% per year. If the balance of our variable rate debt at December 31, 2014 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $1.3 million per year.

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

        Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that Halcón Resources Corporation's internal control over financial reporting was effective as of December 31, 2014.

        Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 which is included herein.

/s/ FLOYD C. WILSON Floyd C. Wilson Chairman of the Board and Chief Executive Officer	/s/ MARK J. MIZE Mark J. Mize Executive Vice President, Chief Financial Officer and Treasurer

Houston, Texas
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Halcón Resources Corporation
Houston, Texas

        We have audited the internal control over financial reporting of Halcón Resources Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework 2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Halcón Resources Corporation
Houston, Texas

        We have audited the accompanying consolidated balance sheets of Halcón Resources Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas February 26, 2015

HALCÓN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$1,071,319	$944,535	$223,056
Natural gas	37,101	27,319	12,735
Natural gas liquids	37,460	24,564	11,180

Total oil, natural gas and natural gas liquids sales	1,145,880	996,418	246,971
Other	2,381	3,088	1,351

Total operating revenues	1,148,261	999,506	248,322

Operating expenses:
Production:
Lease operating	130,239	139,182	49,859
Workover and other	16,193	6,268	4,429
Taxes other than income	106,331	88,622	19,253
Gathering and other	26,719	11,745	459
Restructuring	987	4,471	2,406
General and administrative	116,532	132,410	111,349
Depletion, depreciation and accretion	534,421	463,655	90,284
Full cost ceiling impairment	239,668	1,147,771	—
Other operating property and equipment impairment	35,558	67,454	—
Goodwill impairment	—	228,875	—

Total operating expenses	1,206,648	2,290,453	278,039

Income (loss) from operations	(58,387)	(1,290,947)	(29,717)
Other income (expenses):
Net gain (loss) on derivative contracts	518,956	(31,233)	(6,126)
Interest expense and other, net	(145,689)	(58,198)	(31,223)

Total other income (expenses)	373,267	(89,431)	(37,349)

Income (loss) before income taxes	314,880	(1,380,378)	(67,066)
Income tax benefit (provision)	1,076	157,716	13,181

Net income (loss)	315,956	(1,222,662)	(53,885)
Non-cash preferred dividends	—	—	(88,445)
Series A preferred dividends	(19,838)	(10,745)	—
Preferred dividends and accretion on redeemable noncontrolling interest	(13,176)	—	—

Net income (loss) available to common stockholders	$282,942	$(1,233,407)	$(142,330)

Net income (loss) per share of common stock:
Basic	$0.68	$(3.25)	$(0.91)

Diluted	$0.59	$(3.25)	$(0.91)

Weighted average common shares outstanding:
Basic	415,772	379,621	156,494

Diluted	542,394	379,621	156,494

The accompanying notes are an integral part of these consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Current assets:
Cash	$43,713	$2,834
Accounts receivable	276,559	312,518
Receivables from derivative contracts	352,530	2,028
Restricted cash	16,131	—
Inventory	4,693	5,148
Prepaids and other	9,079	16,098

Total current assets	702,705	338,626

Oil and natural gas properties (full cost method):
Evaluated	6,390,820	4,960,467
Unevaluated	1,829,786	2,028,044

Gross oil and natural gas properties	8,220,606	6,988,511
Less—accumulated depletion	(2,953,038)	(2,189,515)

Net oil and natural gas properties	5,267,568	4,798,996

Other operating property and equipment:
Gas gathering and other operating assets	126,804	125,837
Less—accumulated depreciation	(14,798)	(8,461)

Net other operating property and equipment	112,006	117,376

Other noncurrent assets:
Receivables from derivative contracts	151,324	22,734
Debt issuance costs, net	55,904	64,308
Deferred income taxes	136,826	8,474
Equity in oil and natural gas partnership	4,309	4,463
Funds in escrow and other	3,833	1,514

Total assets	$6,434,475	$5,356,491

Current liabilities:
Accounts payable and accrued liabilities	$607,750	$636,589
Liabilities from derivative contracts	—	17,859
Asset retirement obligations	106	71
Current portion of deferred income taxes	136,826	8,474
Current portion of long-term debt	—	1,389

Total current liabilities	744,682	664,382

Long-term debt	3,746,736	3,183,823
Other noncurrent liabilities:
Liabilities from derivative contracts	9,387	19,333
Asset retirement obligations	38,371	39,186
Other	5,964	2,157
Commitments and contingencies (Note 10)
Mezzanine equity:
Redeemable noncontrolling interest	117,166	—
Stockholders' equity:
Preferred stock: 1,000,000 shares of $0.0001 par value authorized; 345,000 shares of 5.75% Cumulative Perpetual Convertible Series A, issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock: 1,340,000,000 and 670,000,000 shares of $0.0001 par value authorized; 427,808,306 and 415,729,962 shares issued and outstanding at December 31, 2014 and 2013, respectively	42	41
Additional paid-in capital	2,995,402	2,953,786
Accumulated deficit	(1,223,275)	(1,506,217)

Total stockholders' equity	1,772,169	1,447,610

Total liabilities and stockholders' equity	$6,434,475	$5,356,491

The accompanying notes are an integral part of these consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Preferred Stock		Common Stock			Treasury Stock
					Additional Paid-In Capital			Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balances at January 1, 2012	—	$—	27,695	$3	$229,414	$1,450	$(7,159)	$(220,578)	$1,680
Warrants issued	—	—	—	—	43,590	—	—	—	43,590
Sale of common stock	—	—	115,232	11	568,989	—	—	—	569,000
Reverse-stock-split rounding	—	—	4	—	—	—	—	—	—
Sale of preferred stock	4	311,556	—	—	—	—	—	—	311,556
Preferred stock conversion	(4)	(385,476)	44,445	5	385,471	—	—	—	—
Offering costs	—	(14,525)	—	—	(5,078)	—	—	—	(19,603)
Common stock issuance	—	—	72,114	7	452,032	—	—	—	452,039
Net loss	—	—	—	—	—	—	—	(53,885)	(53,885)
Preferred beneficial conversion feature	—	—	—	—	88,445	—	—	—	88,445
Non-cash preferred dividend	—	88,445	—	—	(88,445)	—	—	—	—
Long-term incentive plan grants	—	—	312	—	—	—	—	—	—
Repurchase of stock	—	—	—	—	—	200	(2,139)	—	(2,139)
Share-based compensation	—	—	—	—	7,299	—	—	—	7,299

Balances at December 31, 2012	—	—	259,802	26	1,681,717	1,650	(9,298)	(274,463)	1,397,982
Net loss	—	—	—	—	—	—	—	(1,222,662)	(1,222,662)
Dividend on Series A preferred stock	—	—	2,045	—	9,092	—	—	(9,092)	—
Preferred stock conversion	—	—	108,801	11	695,227	—	—	—	695,238
Sale of Series A preferred stock	345	—	—	—	345,000	—	—	—	345,000
Common stock issuance	—	—	43,700	4	222,866	—	—	—	222,870
Offering costs	—	—	—	—	(17,346)	—	—	—	(17,346)
Long-term incentive plan grants	—	—	3,267	—	—	—	—	—	—
Long-term incentive plan forfeitures	—	—	(205)	—	—	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(30)	—	(148)	—	—	—	(148)
Retirement of shares in treasury	—	—	(442)	—	(2,492)	(442)	2,492	—	—
Long-term incentive plan grants issued out of treasury	—	—	(1,208)	—	(6,806)	(1,208)	6,806	—	—
Share-based compensation	—	—	—	—	26,676	—	—	—	26,676

Balances at December 31, 2013	345	—	415,730	41	2,953,786	—	—	(1,506,217)	1,447,610
Net income (loss)	—	—	—	—	—	—	—	315,956	315,956
Dividends on Series A preferred stock	—	—	3,262	—	14,878	—	—	(19,838)	(4,960)
Preferred dividends on redeemable noncontrolling interest	—		—	—	—	—	—	(6,543)	(6,543)
Accretion of redeemable noncontrolling interest	—		—	—	—	—	—	(6,633)	(6,633)
Offering costs	—	—	—	—	39	—	—	—	39
Long-term incentive plan grants	—	—	9,388	1	(1)	—	—	—	—
Long-term incentive plan forfeitures	—	—	(455)	—	—	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(117)	—	(453)	—	—	—	(453)
Share-based compensation	—	—	—	—	27,153	—	—	—	27,153

Balances at December 31, 2014	345	$—	427,808	$42	$2,995,402	$—	$—	$(1,223,275)	$1,772,169

The accompanying notes are an integral part of these consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$315,956	$(1,222,662)	$(53,885)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	534,421	463,655	90,284
Full cost ceiling impairment	239,668	1,147,771	—
Other operating property and equipment impairment	35,558	67,454	—
Goodwill impairment	—	228,875	—
Deferred income tax provision (benefit)	—	(159,239)	(13,060)
Share-based compensation, net	18,733	17,112	4,573
Unrealized loss (gain) on derivative contracts	(508,285)	8,728	11,727
Amortization and write-off of deferred loan costs	4,315	2,656	6,212
Non-cash interest and amortization of discount and premium	2,780	2,025	9,387
Accrued settlements on derivative contracts	(25,868)	—	—
Other expense (income)	(2,435)	1,427	(352)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	85,767	(96,216)	(93,120)
Inventory	455	(504)	1,194
Prepaids and other	7,019	(8,734)	(749)
Accounts payable and accrued liabilities	(40,150)	41,576	122,149

Net cash provided by (used in) operating activities	667,934	493,924	84,360

Cash flows from investing activities:
Oil and natural gas capital expenditures	(1,524,341)	(2,380,445)	(1,183,295)
Acquisition of GeoResources, Inc., net of cash acquired	—	—	(579,497)
Acquisition of East Texas Assets	—	—	(296,139)
Acquisition of Williston Basin Assets	—	(32,713)	(756,056)
Proceeds received from sales of oil and natural gas assets	484,184	448,299	21,964
Advance on carried interest	(189,442)	—	—
Other operating property and equipment capital expenditures	(43,083)	(139,295)	(38,478)
Funds held in escrow and other	1,589	3,455	(965)

Net cash provided by (used in) investing activities	(1,271,093)	(2,100,699)	(2,832,466)

Cash flows from financing activities:
Proceeds from borrowings	2,276,000	3,725,000	2,466,608
Repayments of borrowings	(1,719,000)	(2,644,400)	(655,000)
Debt issuance costs	(819)	(23,873)	(52,878)
Common stock repurchased	—	—	(2,139)
Series A preferred stock issued	—	345,000	—
Series A preferred dividends	(4,960)	—	—
Preferred stock issued	—	—	311,556
Preferred beneficial conversion feature	—	—	88,445
Common stock issued	—	222,870	569,000
Warrants issued	—	—	43,590
HK TMS, LLC preferred stock issued	110,051	—	—
HK TMS, LLC tranche rights	4,516	—	—
Preferred dividends on redeemable noncontrolling interest	(3,518)	—	—
Restricted cash	(16,131)	—	—
Offering costs and other	(2,101)	(17,494)	(18,619)

Net cash provided by (used in) financing activities	644,038	1,607,103	2,750,563

Net increase (decrease) in cash	40,879	328	2,457
Cash at beginning of period	2,834	2,506	49

Cash at end of period	$43,713	$2,834	$2,506

The accompanying notes are an integral part of these consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Supplemental cash flow information:
Cash paid for interest, net of capitalized interest	$132,557	$25,462	$11,705
Cash paid (refunded) for income taxes	(8,600)	9,014	89
Disclosure of non-cash investing and financing activities:
Accrued capitalized interest	$(1,180)	$9,890	$33,814
Asset retirement obligations	(1,262)	(39,472)	8,587
Non-cash preferred dividend	—	—	88,445
Series A preferred dividends paid in common stock	14,878	9,092	—
Accretion of redeemable noncontrolling interest	6,633	—	—
Preferred dividends on redeemable noncontrolling interest paid-in-kind	3,025	—	—
Payment-in-kind interest	—	—	14,669
Common stock issued for GeoResources, Inc.	—	—	321,416
Common stock issued for East Texas Assets	—	—	130,623
Preferred stock issued for Williston Basin Assets	—	—	695,238
Current notes payable issued for oil and natural gas properties	—	—	74,669
Payable for acquisition of oil and natural gas properties	—	2,157	—
Receivable for sale of oil and natural gas properties	1,000	—	—

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. There were no significant allowances for doubtful accounts as of December 31, 2014 or 2013.

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

Other Operating Property and Equipment

        Gas gathering systems and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a 30-year estimated useful life. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life or productive capacity of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The Company capitalized $83.1 million and $92.0 million as of December 31, 2014 and 2013, respectively, related to the construction of its gas gathering systems, after any amounts impaired.

        Other operating assets are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives: automobiles and computers, three years; computer software, fixtures, furniture and equipment, five years or the lesser of lease term; trailers, seven years; heavy equipment, ten years; an airplane and buildings, twenty years and leasehold improvements, lease term. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

        The Company reviews its gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires the Company to evaluate gas gathering systems and equipment and other operating assets for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of its gas

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT EVENTS AND ACCOUNTING POLICIES (Continued)

gathering systems and equipment and other operating assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods. For the year ended December 31, 2014, the Company recorded a non-cash impairment charge for gas gathering systems and other related operating assets of $35.6 million, net of $1.9 million of accumulated depreciation. The majority of the impairment represents approximately half of the Company's gas gathering infrastructure, right-of-way and permitting investments in the Utica / Point Pleasant area. These infrastructure related investments were related to acreage in certain non-core areas of the Utica play which the Company currently does not plan to develop in light of the recent downtrend in oil prices which has rendered certain areas to be deemed uneconomical and/or non-strategic. For the year ended December 31, 2013, the Company recorded a non-cash impairment charge for midstream assets of $67.5 million. The impairment relates to the Company's gross investment of $72.1 million in gas gathering infrastructure that will not be economically recoverable due to the Company's shift in exploration, drilling and developmental plans from the Woodbine to El Halcón during the third quarter of 2013. The impairments of midstream assets were recorded in "Other operating property and equipment impairment" in the Company's consolidated statements of operations and in "Gas gathering and other operating assets" in the Company's consolidated balance sheets.

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

Revenue Recognition

        Revenues from the sale of crude oil, natural gas, and natural gas liquids are recognized when the product is delivered at a fixed or determinable price, title has transferred, and collectability is reasonably assured and evidenced by a contract. The Company follows the entitlement method of accounting for crude oil and natural gas sales, recognizing as revenues only its net interest share of all production sold. Any amount attributable to the sale of production in excess of or less than the Company's net interest is recorded as a balancing asset or liability. At December 31, 2014 and 2013 the Company's imbalances were immaterial.

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

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT EVENTS AND ACCOUNTING POLICIES (Continued)

        The purchasers of the Company's oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts. In 2014, three individual purchasers of the Company's production, Crestwood Midstream Partners, formerly Arrow Field Services LLC (Crestwood), Sunoco Partners Marketing & Terminals, L.P. (Sunoco) and Suncor Energy Marketing Inc. (Suncor), each accounted for more than 10% of its total sales, collectively representing 66% of the Company's total sales for the year. In 2013, four individual purchasers of the Company's production, Shell Trading US Co., Sunoco, Crestwood and Suncor Energy, each accounted for more than 10% of its total sales, collectively representing 63% of the Company's total sales for the year. In 2012, two individual purchasers of the Company's production, Shell Trading US Co. and Sunoco, each accounted for approximately 20% and 19%, respectively, of its total sales.

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

        The Company has no liability for unrecognized tax benefits as of December 31, 2014 and 2013. Accordingly, there is no amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there is no amount of interest or penalties currently recognized in the consolidated statements of operations or consolidated balance sheets as of December 31, 2014. In addition, the Company does not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

        The Company includes interest and penalties relating to uncertain tax positions within "Interest expense and other, net" on the Company's consolidated statements of operations. Refer to Note 13, "Income Taxes," for more details.

        Generally, the Company's tax years 2011 through 2014 are either currently under audit or remain open and subject to examination by federal tax authorities or the tax authorities in Louisiana, Mississippi, Montana, North Dakota, Oklahoma, Texas, Pennsylvania, Utah, Wyoming and certain other small state taxing jurisdictions where the Company has its principal operations. In certain of these jurisdictions, the Company operates through more than one legal entity, each of which may have different open years subject to examination. Additionally, it is important to note that years are open for examination until the statute of limitations in each respective jurisdiction expires.

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

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT EVENTS AND ACCOUNTING POLICIES (Continued)

Goodwill

        Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired net of the fair value of liabilities assumed in an acquisition. ASC 350, Intangibles—Goodwill and Other (ASC 350) requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if events occur or circumstances change that could potentially result in impairment. The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. However, the Company has only one reporting unit. The Company carried goodwill as of December 31, 2012 related to its acquisition of GeoResources, Inc.. Refer to Note 4, "Acquisitions and Divestitures" for more details regarding the merger between the Company and GeoResources, Inc. The Company performs its goodwill impairment test annually, using a measurement date of July 1, or more often if circumstances require.

        The Company performed its annual goodwill impairment test during the third quarter of 2013, and based on this review, the Company recorded a non-cash impairment charge of $228.9 million to reduce the carrying value of goodwill to zero. The Company recorded the goodwill impairment in "Goodwill impairment" in the Company's consolidated statements of operations. In the first step of the goodwill impairment test, the Company determined that the fair value of its reporting unit was less than the carrying amount, including goodwill, primarily due to pricing deterioration in the NYMEX forward pricing curve coupled with less favorable oil price differentials in the Company's core areas, both factors which adversely impacted the fair value of the Company's proved reserves. Therefore, the Company performed the second step of the goodwill impairment test, which led the Company to conclude that there would be no remaining implied fair value attributable to goodwill.

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

401(k) Plan

        The Company sponsors a 401(k) tax deferred savings plan, whereby the Company matches a portion of employees' contributions in cash. Participation in the plan is voluntary and all employees of the Company who are 18 years of age are eligible to participate. The Company provided matching contributions of $4.5 million, $4.9 million, and $1.8 million in 2014, 2013, and 2012, respectively. As of

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT EVENTS AND ACCOUNTING POLICIES (Continued)

January 1, 2013, the Company matches employee contributions dollar-for-dollar on the first 10% of an employee's pre-tax earnings, subject to individual IRS limitations.

Recently Issued Accounting Pronouncements

        In November 2014, the FASB issued ASU No. 2014-16, "Derivatives and Hedging—Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity" (ASU 2014-16). ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted. Prior to ASU 2014-16, there were two primary methods used to evaluate whether the nature of a host contract is more akin to debt or equity. One method considers all the terms and features in a hybrid financial instrument including the embedded derivative feature that is being evaluated for bifurcation (whole instrument approach). The second method considers all the terms and features in the hybrid financial instrument except the embedded derivative feature that is being evaluated for bifurcation. ASU 2014-16 stipulates that issuers should use the whole instrument approach only. ASU 2014-16 applies to the transaction which HK TMS, LLC entered into with funds and accounts managed by affiliates of Apollo Global Management, LLC and the whole instrument approach was used in determining whether the host contract was more akin to debt or equity. See Note 11, "Mezzanine Equity" for a discussion of this transaction.

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

2. RECAPITALIZATION

        On December 21, 2011, the Company entered into a Securities Purchase Agreement (the Purchase Agreement) with HALRES LLC, formerly Halcón Resources, LLC (HALRES), a related party. Pursuant to the Purchase Agreement, (i) HALRES purchased and the Company sold 73.3 million shares of the Company's common stock (the Shares) for a purchase price of $275 million and (ii) HALRES purchased and the Company issued a senior convertible promissory note in the original principal amount of $275 million (the 2017 Note) convertible into common stock at $4.50 per share, subject to adjustment under certain circumstances, together with five year warrants (the February 2012 Warrants) to purchase 36.7 million shares of the Company's common stock at an exercise price of $4.50 per share (the Recapitalization), subject to adjustment under certain circumstances. The 2017 Note is convertible after February 8, 2014 and if converted, would currently entitle the holder to 64.4 million shares of common stock. As of the date of this filing, no holders of the 2017 Note have converted their notes into the Company's common stock. The Company and HALRES closed the transaction contemplated by the Purchase Agreement on February 8, 2012.

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

        In March 2012, the Company announced its intention to close its Plano, Texas office and began the process of relocating key administrative functions to Houston, Texas (the Restructuring). As part of the Restructuring, the Company offered certain severance and retention benefits, collectively known as the Severance Program, to the affected employees. The total expense of the Severance Program was approximately $2.9 million and related costs were recognized as restructuring expense over the requisite

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RESTRUCTURING (Continued)

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

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES (Continued)

        The following table summarizes the consideration paid to acquire the Williston Basin Assets, as well as the amounts of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Purchase Price(1):
Halcón preferred shares issued to Williston Basin Assets Sellers(2)	$695,238
Cash consideration paid to Williston Basin Assets Sellers(3)	788,769

Total purchase price	$1,484,007

Estimated Fair Value of Liabilities Assumed:
Current liabiltites	$7,211
Asset retirement obligations	5,207

Amount attributable to liabilities assumed	12,418

Total purchase price plus liabilities assumed	$1,496,425

Estimated Fair Value of Assets Acquired:
Current assets	$4,264
Evaluated oil and natural gas properties(4)(5)	630,431
Unevaluated oil and natural gas properties	861,730

Amount attributable to assets acquired	$1,496,425

Goodwill	$—

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

(2)
Represents the fair value of convertible preferred stock par value $0.0001 per share issued to sellers with each preferred share convertible into 10,000 shares of common stock. The preferred shares were presented on the December 31, 2012 balance sheet as mezzanine equity due to the fact that the conversion of the preferred shares to common shares was still contingent upon shareholder approval at the December 31, 2012 balance sheet date. See further discussion of the preferred shares at Note 12, "Stockholders' Equity".

(3)
Represents amount of cash consideration, adjusted for customary post-closing items, for the purchase of the Williston Basin Assets funded by the issuance of the $750 million 8.875% senior notes with net proceeds of $725.6 million and borrowings under the Senior Credit Agreement revolver. See discussion of 8.875% senior notes and Senior Credit Agreement at Note 6, "Long- term Debt".

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

Purchase price(1):
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

(1)
Under the terms of the Merger Agreement, consideration paid by Halcón consisted of $20.00 in cash plus 1.932 shares of Halcón common stock for each share of GeoResources common stock. The total purchase price was based upon the price of Halcón common stock on the closing date of the transaction, August 1, 2012, and approximately 26.6 million shares of GeoResources common stock outstanding at the effective time of the Merger. The Company issued a total of 51.3 million shares of its common stock and paid $531.5 million in cash to former GeoResources stockholders in exchange for their shares of GeoResources common stock. Cash consideration was adjusted for customary post-closing items.

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

(7)
As a part of the Merger, the Company acquired investments, in the form of general partnership interests, in two affiliated partnerships, SBE Partners LP (SBE Partners) and OKLA Energy Partners LP (OKLA Energy). These partnerships hold direct working interests in oil and natural gas properties. The Company's investment in an unconsolidated entity in which the Company does not have a majority interest or control, but does have significant influence, is accounted for under the equity method. The Company held a 2% general partner interest, in OKLA Energy, which reverted to 35.66% interest when the limited partner realized a contractually specified rate of return. On July 25, 2013, the Company sold its general partner interest in OKLA Energy to a private buyer. The Company holds a 30% general partner interest in SBE Partners. Under the equity method of accounting the Company records its net share of income and expenses in "Interest expense and other, net" on the consolidated statements of operations. Contributions to the investment increase the Company's investment while distributions from the investment decrease the Company's carrying value of the investment in "Equity in oil and gas

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES (Continued)

  partnership" on the consolidated balance sheets. The Company reviews its equity method investment for potential impairment whenever events or changes in circumstances indicate that an other-than-temporary decline in the value of the investment has occurred.

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

        The following unaudited pro forma combined results of operations are provided for the year ended December 31, 2012 as though the Merger, the East Texas Acquisition and the Williston Basin Acquisition had been completed as of the beginning of the comparable prior annual reporting period, or January 1, 2011. The pro forma combined results of operations for the year ended December 31, 2012 have been prepared by adjusting the historical results of the Company to include the historical results of GeoResources, the East Texas Assets and the Williston Basin Assets. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Merger, the East Texas Acquisition and the Williston Basin Acquisition or any estimated costs that will be incurred to integrate GeoResources, the Williston Basin Assets and the East Texas Assets. Future results may vary significantly from the results reflected in this unaudited pro forma financial information because of future events and transactions, as well as other factors.

Year ended December 31, 2012
(Unaudited) (In thousands, except per share amounts)
Revenue	$608,092
Net income (loss)	34,895
Net income (loss) available to Halcón common stockholders	(53,550)
Pro forma net income (loss) per common share:
Basic	$(0.17)
Diluted	$(0.17)

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

  •
  Eliminate transaction costs and non-recurring charges directly related to the transactions that were included in the historical results of operations for GeoResources and the Company in the

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES (Continued)

    amount of $59.5 million. Transaction costs directly related to the transactions that do not have a continuing impact on the combined Company's operating results have been excluded from the 2012 pro forma earnings;

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

Divestitures

East Texas Assets

        On May 9, 2014, the Company completed the divestiture of certain non-core assets in East Texas (the East Texas Assets) to a privately-owned company for a total purchase price of $424.5 million after closing adjustments for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date, (ii) title and environmental defects, and (iii) other purchase price adjustments customary in oil and gas purchase and sale agreements. The effective date of the transaction was April 1, 2014. Proceeds from the sale were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded.

Non-core Properties

        During the third quarter of 2013, the Company entered into three separate purchase and sale agreements with unrelated parties to divest parcels of non-core properties located in the United States for total consideration, after post-closing adjustments, of approximately $276.2 million. All three of the divestitures were closed by December 31, 2013. The effective date of the transactions was July 1, 2013. Proceeds from the sales were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded.

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

5. OIL AND NATURAL GAS PROPERTIES

        Oil and natural gas properties as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Subject to depletion	$6,390,820	$4,960,467

Not subject to depletion:
Exploration and extension wells in progress	73,684	109,279
Other capital costs:
Incurred in 2014	415,807	—
Incurred in 2013	510,308	750,960
Incurred in 2012	829,987	1,167,805
Incurred in 2011 and prior	—	—

Total not subject to depletion	1,829,786	2,028,044

Gross oil and natural gas properties	8,220,606	6,988,511
Less accumulated depletion	(2,953,038)	(2,189,515)

Net oil and natural gas properties	$5,267,568	$4,798,996

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

full cost ceiling test limitation. During the three months ended December 31, 2014, the Company transferred $211.5 million of unevaluated property costs to the full cost pool related to certain non-core areas of the Utica / Point Pleasant and TMS plays. These costs pertain to acreage that the Company currently does not plan to develop in light of the recent downtrend in oil prices which has rendered certain areas to be deemed uneconomical and/or non-strategic. During the three months ended September 30, 2013, the Company transferred $655.7 million of unevaluated property costs to the full cost pool primarily related to Woodbine assets in East Texas where capital was reallocated to El Halcón, and certain Utica / Point Pleasant assets in Northwest Pennsylvania related to non-economical drilling results obtained in the third quarter of 2013.

        Investments in unevaluated oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress, qualify for interest capitalization. The capitalized interest is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred that are excluded from the full cost pool; however, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. For the year ended December 31, 2014 and 2013, the Company capitalized interest costs of $168.3 million and $201.5 million, respectively.

        The ceiling test value of the Company's reserves was calculated based on the following prices:

	West Texas Intermediate (per barrel)(1)	Henry Hub (per MMBtu)(1)
December 31, 2014	$94.99	$4.350
December 31, 2013	96.94	3.670
December 31, 2012	94.71	2.757

(1)
Unweighted average of the first day of the 12-months ended spot price, adjusted by lease or field for quality, transportation fees and market differentials.

        The Company's net book value of oil and natural gas properties at March 31, 2014 and December 31, 2014 exceeded the ceiling amount. The Company recorded a full cost ceiling test impairment before income taxes of $239.7 million ($151.4 million after taxes) for the year ended December 31, 2014. The impairment for the year ended December 31, 2014 primarily relates to non-routine transfers of unevaluated properties to the full cost pool, due to the Company's shift in drilling, away from the non-strategic areas of the Utica / Point Pleasant and TMS until economics and return on investment improve, which would include a combination of lower drilling and completion costs and higher commodity prices.

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

        At December 31, 2012, the Company's net book value of oil and natural gas properties did not exceed the respective ceiling amounts.

        The Company recorded the full cost ceiling test impairments in "Full cost ceiling impairment" in the Company's consolidated statements of operations and in "Accumulated depletion" in the Company's consolidated balance sheets.

        Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine the Company's actual ceiling test calculation and impairment analyses in future periods.

6. LONG-TERM DEBT

        Long-term debt as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013(1)
	(In thousands)
Senior revolving credit facility	$557,000	$—
9.25% $400 million senior notes	400,000	400,000
8.875% $1.35 billion senior notes(2)	1,370,032	1,372,355
9.75% $1.15 billion senior notes(3)	1,151,821	1,152,099
8.0% $289.7 million convertible note(4)	267,883	259,369

	$3,746,736	$3,183,823

(1)
Table excludes $1.4 million of deferred premiums on derivative contracts which were classified as current at December 31, 2013.

(2)
Amount is net of a $4.6 million and a $5.1 million unamortized discount at December 31, 2014 and 2013, respectively, related to the issuance of the original 2021 Notes. The unamortized premium related to the additional 2021 Notes was approximately $24.6 million and $27.5 million at December 31, 2014 and 2013, respectively. See "8.875% Senior Notes" below for more details.

(3)
Amounts are net of a $7.9 million and an $8.9 million unamortized discount at December 31, 2014 and 2013, respectively, related to the issuance of the original 2020 Notes. The unamortized premium related to the additional 2020 Notes was approximately $9.7 million and $11.0 million at December 31, 2014 and 2013, respectively. See "9.75% Senior Notes" below for more details.

(4)
Amounts are net of a $21.8 million and a $30.3 million unamortized discount at December 31, 2014 and 2013, respectively. See "8.0% Convertible Note" below for more details.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

Senior Revolving Credit Facility

        In connection with the closing of the Recapitalization, discussed in Note 2, "Recapitalization," the Company entered into a senior secured revolving credit agreement (the Senior Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto on February 8, 2012. The Senior Credit Agreement provides for a $1.5 billion facility with a current borrowing base of $1.05 billion. Amounts borrowed under the Senior Credit Agreement will mature on February 8, 2017. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The borrowing base is subject to a reduction equal to the product of 0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any future notes or other long-term debt securities that the Company may issue. Funds advanced under the Senior Credit Agreement may be paid down and re-borrowed during the five-year term of the revolver. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 0.50% to 1.50% for ABR-based loans or at specified margins over LIBOR of 1.50% to 2.50% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the facility. Advances under the Senior Credit Agreement are secured by liens on substantially all of the Company's and its restricted subsidiaries' properties and assets. The Senior Credit Agreement contains customary representations, warranties and covenants including, among others, restrictions on the payment of dividends on the Company's capital stock and financial covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and minimum coverage of interest expenses of (i) not less than 2.0 to 1.0 through March 31, 2016 (pursuant to the Ninth Amendment, discussed below) and (ii) not less than 2.5 to 1.0 for subsequent periods.

        At December 31, 2014, the Company had $557.0 million of indebtedness outstanding, $1.1 million of letters of credit outstanding and $491.9 million of borrowing capacity available under its Senior Credit Agreement.

        On March 21, 2014, the Company entered into the Seventh Amendment to its Senior Credit Agreement (the Seventh Amendment). The Seventh Amendment provided the Company additional flexibility under the interest coverage test by modifying the minimum Interest Coverage Ratio to be 2.0 to 1.0 for any fiscal quarter ending on or before December 31, 2014. On September 30, 2014, the Company entered into the Eighth Amendment to its Senior Credit Agreement (the Eighth Amendment). The Eighth Amendment increased the borrowing base under its Senior Credit Agreement from $700.0 million to $1.05 billion. On February 25, 2015, the Company entered into the Ninth Amendment to the Senior Credit Agreement (Ninth Amendment). The Ninth Amendment provides additional flexibility under the interest coverage test by modifying the minimum Interest Coverage Ratio to be 2.0 to 1.0 for any fiscal quarter ending on or before March 31, 2016. On February 25, 2015, the borrowing base under the Senior Credit Agreement was confirmed at $1.05 billion. See Note 17, "Subsequent Event", for a further discussion.

        At December 31, 2014, the Company was in compliance with the financial debt covenants under the Senior Credit Agreement.

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

        In conjunction with the issuance of the 2021 Notes, the Company recorded a discount of approximately $5.7 million to be amortized over the remaining life of the 2021 Notes using the effective interest method. The remaining unamortized discount was $4.6 million at December 31, 2014. In conjunction with the issuance of the additional 2021 Notes, the Company recorded a premium of approximately $30.0 million to be amortized over the remaining life of the additional 2021 Notes using the effective interest method. The remaining unamortized premium was $24.6 million at December 31, 2014.

        The indenture governing the 2021 Notes contains affirmative and negative covenants that are substantially the same as those contained in the indenture governing the 2022 Notes, described above.

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

        On June 4, 2013, the Company completed a registered exchange offer of outstanding 2020 Notes for new registered notes having terms substantially identical to the 2020 Notes. On May 23, 2014, the

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

Company completed a registered exchange offer of the outstanding additional 2020 Notes for new registered notes having terms substantially identical to the additional 2020 Notes.

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

        In conjunction with the issuance of the 2020 Notes, the Company recorded a discount of approximately $10.2 million to be amortized over the remaining life of the 2020 Notes using the effective interest method. The remaining unamortized discount was $7.9 million at December 31, 2014. In conjunction with the issuance of the additional 2020 Notes, the Company recorded a premium of approximately $11.0 million to be amortized over the remaining life of the additional 2020 Notes using the effective interest method. The remaining unamortized premium was approximately $9.7 million at December 31, 2014.

        The indenture governing the 2020 Notes contains affirmative and negative covenants that are substantially the same as those contained in the indenture governing the 2022 Notes, described above.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

8.0% Convertible Note

        On February 8, 2012, the Company issued the 2017 Note in the principal amount of $275.0 million together with the February 2012 Warrants for an aggregate purchase price of $275.0 million. The 2017 Note bears interest at a rate of 8% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year and matures on February 8, 2017. Through the March 31, 2014 interest payment date, the Company was permitted to elect to pay the interest in kind, by adding to the principal of the 2017 Note, all or any portion of the interest due on the 2017 Note. The Company elected to pay the interest in kind on March 31, June 30 and September 30, 2012, and rolled $3.2 million, $5.7 million and $5.8 million of interest incurred during the first, second and third quarters of 2012, respectively, into the 2017 Note, increasing the principal amount to $289.7 million. The Company did not elect to pay-in-kind interest for the quarterly payments due subsequent to September 30, 2012. As of February 8, 2014, holders of the 2017 Note became entitled to convert at their election each $4.50 of principal and accrued but unpaid interest into one share of the Company's common stock. As of the date of this filing, no holders of the 2017 Note have converted their notes into the Company's common stock. The 2017 Note is a senior unsecured obligation of the Company.

        The Company allocated the proceeds received for the 2017 Note and February 2012 Warrants on a relative fair value basis. Consequently, the Company recorded a discount of $43.6 million to be amortized over the remaining life of the 2017 Note utilizing the effective interest rate method. The remaining unamortized discount was $21.8 million at December 31, 2014.

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

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT (Continued)

Debt Maturities

        Aggregate maturities required on long-term debt at December 31, 2014 are due in future years as follows (in thousands, excluding discounts, premiums and deferred premiums on derivative contracts):

2015	$—
2016	—
2017	846,669
2018	—
2019	—
Thereafter	2,900,000

Total	$3,746,669

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. During 2014, the Company capitalized approximately $0.8 million in costs associated with the Eight Amendment to its Senior Credit Agreement. At December 31, 2014 and 2013, the Company had approximately $55.9 million and $64.3 million, respectively, of debt issuance costs remaining that are being amortized over the lives of the respective debt.

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

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

        The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of December 31, 2014 and 2013. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the year ended December 31, 2014.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$503,854	$—	$503,854

Liabilities
Liabilities from derivative contracts	$—	$8,068	$1,319	$9,387

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$24,762	$—	$24,762

Liabilities
Liabilities from derivative contracts	$—	$34,376	$2,816	$37,192

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

	Significant Unobservable Inputs (Level 3)
	December 31,
	2014	2013
Beginning Balance	$(2,816)	$—
Net gain (loss) on derivative contracts	1,497	(2,816)
Settlements	—	—
Purchase of derivative contracts	—	—
Buy out of derivative contracts	—	—

Ending Balance	$(1,319)	$(2,816)

Change in unrealized gains (losses) included in earnings related to derivatives still held as of December 31, 2014 and 2013	$1,497	$(2,816)

        As of December 31, 2014 and 2013, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance. Each of the counterparties to the Company's current derivative contracts is a lender or an affiliate of a lender in the Company's Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement.

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Credit Agreement approximates carrying value because the interest rates approximate current market rates. The following table presents the estimated fair values of the Company's fixed interest rate, long-term debt instruments as of December 31, 2014 and 2013 (excluding discounts, premiums and deferred premiums on derivative contracts.):

	December 31, 2014		December 31, 2013
Debt	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
9.25% $400 million senior notes	$400,000	$300,000	$400,000	$407,432
8.875% $1.35 billion senior notes	1,350,000	1,005,750	1,350,000	1,390,500
9.75% $1.15 billion senior notes	1,150,000	872,862	1,150,000	1,197,438
8.0% $289.7 million convertible note	289,669	260,643	289,669	368,418

	$3,189,669	$2,439,255	$3,189,669	$3,363,788

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

        The fair value of the Company's fixed interest debt instruments was calculated using Level 2 criteria at December 31, 2014 and 2013. The fair value of the Company's senior notes is based on quoted market prices from trades of such debt. The fair value of the Company's convertible note is based on published market prices and risk-free rates.

        During the year ended December 31, 2014 and 2013, the Company recorded a non-cash impairment charge of $35.6 million and $67.5 million, respectively, related to its gas gathering systems and other operating assets. See Note 1, "Summary of Significant Events and Accounting Policies," for a discussion of the valuation approach used and the classification of the estimate within the fair value hierarchy.

        On June 16, 2014, the Company entered into a transaction to develop its Tuscaloosa Marine Shale assets with funds and accounts managed by affiliates of Apollo Global Management, LLC. See Note 11, "Mezzanine Equity," for a discussion of the valuation approach used to allocate the investment proceeds to the transaction's components, for the classification of the estimate within the fair value hierarchy, and for a reconciliation of the beginning and ending balances for the tranche rights and the embedded derivative.

        As of July 1, 2013, the Company performed its annual goodwill impairment test which involved the fair value estimation of the Company's reporting unit. See Note 1, "Summary of Significant Events and Accounting Policies," for a discussion of the valuation approaches used and the classification of the estimate within the fair value hierarchy.

        The Company recorded the net change in fair value on the August 2012 Warrants in "Interest expense and other, net" in the Company's consolidated statements of operations. At December 31, 2012, the Company valued the August 2012 Warrants based on observable market data, including treasury rates, historical volatility and data for similar instruments which resulted in the Company reporting its warrants as Level 2. During 2013, the Company recorded a gain of $1.6 million for the expiration of the warrants. See Note 12, "Stockholders' Equity" for additional discussion on the terms of the warrants.

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

8. DERIVATIVE AND HEDGING ACTIVITIES

        The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk and interest rate risk. Derivative contracts are utilized to hedge the Company's exposure to price fluctuations and reduce the variability in the Company's cash flows associated with anticipated sales of future oil and natural gas production. The Company generally hedges a substantial, but varying, portion of anticipated oil and natural gas production for future periods. Derivatives are carried at fair value on the consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the consolidated statements of operations for the period in which the change occurs. Historically, the Company has also entered into interest rate swaps to mitigate exposure to

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

market rate fluctuations. The Company's hedge policies and objectives may change significantly as its operational profile changes and/or commodities prices change. The Company does not enter into derivative contracts for speculative trading purposes.

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

        The Company's crude oil and natural gas derivative positions at any point in time may consist of swaps, swaptions, costless put/call "collars," extendable costless collars and deferred put options. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. Swaptions are swap contracts that may be extended annually at the option of the counterparty on a designated date. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. Extendable collars are costless put/call contracts that may be extended annually at the option of the counterparty on a designated date. A sold put option limits the exposure of the counterparty's risk should the price fall below the strike price. Sold put options limit the effectiveness of purchased put options at the low end of the put/call collars to market prices in excess of the strike price of the put option sold. The Company has elected to not designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Net gain (loss) on derivative contracts" on the consolidated statements of operations.

        At December 31, 2014, the Company had 72 open commodity derivative contracts summarized in the following tables: four natural gas collar arrangements, 42 crude oil collar arrangements, 16 crude oil swaps, eight crude oil swaptions and two crude oil extendable collars.

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

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of December 31, 2014 and 2013:

		Asset derivative contracts			Liability derivative contracts
		December 31,			December 31,
	Balance sheet location
Derivatives not designated as hedging contracts under ASC 815		2014	2013	Balance sheet location	2014	2013
		(In thousands)			(In thousands)
Commodity contracts	Current assets—receivables from derivative contracts	$352,530	$2,028	Current liabilities—liabilities from derivative contracts	$—	$(17,859)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	151,324	22,734	Other noncurrent liabilities—liabilities from derivative contracts	(9,387)	(19,333)

Total derivatives not designated as hedging contracts under ASC 815		$503,854	$24,762		$(9,387)	$(37,192)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's consolidated statements of operations:

		Amount of gain or (loss) recognized in income on derivative contracts for the year ended December 31,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2014	2013	2012
		(In thousands)
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$506,526	$(10,150)	$(13,723)
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	12,430	(21,083)	7,655

Total net gain (loss) on commodity contracts		$518,956	$(31,233)	$(6,068)

Interest rate swaps:
Unrealized gain (loss) on interest rate swaps	Other income (expenses)—net gain (loss) on derivative contracts	$—	$—	$518
Realized gain (loss) on interest rate swaps	Other income (expenses)—net gain (loss) on derivative contracts	—	—	(576)

Total net gain (loss) on interest rate swaps		$—	$—	$(58)

Total net gain (loss) on derivative contracts	Other income (expenses)—net gain (loss) on derivative contracts	$518,956	$(31,233)	$(6,126)

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        At December 31, 2014 and 2013, the Company had the following open crude oil and natural gas derivative contracts:

			December 31, 2014
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2015 - June 2015	Collars	Crude Oil	1,583,750	$85.00 - 90.00	$86.29	$91.00 - 98.50	$93.14
January 2015 - December 2015(1)	Collars	Crude Oil	6,205,000	82.50 - 90.00	86.47	90.00 - 100.25	94.39
January 2015 - December 2015	Collars	Natural Gas	6,387,500	4.00	4.00	4.55 - 4.85	4.68
January 2015 - December 2015(2)	Swaps	Crude Oil	1,825,000	91.00 - 92.75	91.76
March 2015 - December 2015	Collars	Crude Oil	306,000	87.50	87.50	92.50	92.50
April 2015 - December 2015	Collars	Crude Oil	412,500	87.50	87.50	92.50	92.50
July 2015 - December 2015	Collars	Crude Oil	1,104,000	85.00 - 87.50	85.83	90.00 - 92.50	90.92
January 2016 - June 2016	Collars	Crude Oil	182,000	90.00	90.00	96.85	96.85
January 2016 - December 2016	Collars	Crude Oil	1,830,000	87.50 - 90.00	88.55	92.70 - 95.10	93.84
January 2016 - December 2016	Collars	Natural Gas	732,000	4.00	4.00	4.22	4.22
January 2016 - December 2016(3)	Swaps	Crude Oil	4,026,000	88.00 - 91.73	89.65

(1)
Includes an outstanding crude oil collar which may be extended by the counterparty at the end of the contract at a floor of $85.00 per Bbl and a ceiling of $96.20 per Bbl for a total of 732,000 Bbls for the year ended December 31, 2016. Also includes an outstanding crude oil collar of 366,000 Bbls which may be extended by the counterparty at the end of the contract at a floor of $85.00 per Bbl and a ceiling of $96.00 per Bbl for the year ended December 31, 2016.

(2)
Includes an outstanding crude oil swap which may be extended by the counterparty at the end of the contract at a price of $91.25 per Bbl for 732,000 Bbls for the year ended December 31, 2016. Also includes certain outstanding crude oil swaps which may be extended by the counterparty at the end of the contract at a price of $91.00 per Bbl totaling 366,000 Bbls for the year ended December 31, 2016.

(3)
Includes an outstanding crude oil swap which may be extended by the counterparty at the end of the contract at a price of $88.25 per Bbl for a total of 730,000 Bbls for the year ended December 31, 2017. Also includes certain outstanding crude oil swaps which may be extended by the counterparty at the end of the contract at a price of $88.00 per Bbl totaling 912,500 Bbls for the year ended December 31, 2017. Includes an outstanding crude oil swap which may be extended by the counterparty at the end of the contract at a price of $88.87 per Bbl totaling 547,500 Bbls for the year ended December 31, 2017.

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

(1)
Includes an outstanding crude oil collar of 730,000 Bbls which may be extended by the counterparty at the end of the contract at a floor of $85.00 per Bbl and a ceiling of $96.20 per Bbl for the year ended December 31, 2016. Also includes an outstanding crude oil collar of 365,000 Bbls which may be extended by the counterparty at the end of the contract at a floor of $85.00 per Bbl and a ceiling of $96.00 per Bbl for the year ended December 31, 2016.

(2)
Includes an outstanding crude oil swap of 730,000 Bbls which may be extended by the counterparty at the end of the contract at a price of $91.25 per Bbl for the year ended December 31, 2016. Also includes certain outstanding crude oil swaps totaling 365,000 Bbls which may be extended by the counterparty at the end of the contract at a price of $91.00 per Bbl for the year ended December 31, 2016.

(3)
Includes an outstanding crude oil swap of 730,000 Bbls which may be extended by the counterparty at the end of the contract at a price of $88.25 per Bbl for the year ended December 31, 2017. Also includes certain outstanding crude oil swaps totaling 912,500 Bbls which may be extended by the counterparty at the end of the contract at a price of $88.00 per Bbl for the year ended December 31, 2017. Includes an outstanding crude oil swap of 547,500 Bbls which may be extended by the counterparty at the end of the contract at a price of $88.87 per Bbl for the year ended December 31, 2017.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        The Company presents the fair value of its derivative contracts at the gross amounts in the consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts at December 31, 2014 and 2013:

	Derivative Assets		Derivative Liabilities
	December 31,		December 31,
Offsetting of Derivative Assets and Liabilities	2014	2013	2014	2013
	(In thousands)
Gross amounts presented in the consolidated balance sheet	$503,854	$24,762	$(9,387)	$(37,192)
Amounts not offset in the consolidated balance sheet	(9,655)	(20,036)	9,387	19,507

Net amount	$494,199	$4,726	$—	$(17,685)

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

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ASSET RETIREMENT OBLIGATIONS (Continued)

        The Company recorded the following activity related to its ARO liability for the years ended December 31, 2014 and 2013 (in thousands, inclusive of the current portion):

Liability for asset retirement obligation as of December 31, 2012	$75,132
Liabilities settled and divested(1)	(55,905)
Additions	11,730
Acquisitions	4,236
Accretion expense	3,596
Revisions in estimated cash flows	468

Liability for asset retirement obligation as of December 31, 2013	$39,257
Liabilities settled and divested(1)	(9,367)
Additions	4,171
Acquisitions	181
Accretion expense	1,822
Revisions in estimated cash flows	2,413

Liability for asset retirement obligation as of December 31, 2014	$38,477

(1)
See Note 4, "Acquisitions and Divestitures" for additional information on the Company's divestiture activities.

10. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas; and Denver, Colorado as well as a number of other field office locations. In addition, the Company has lease commitments for certain equipment under long-term operating lease agreements. The office and equipment operating lease agreements expire on various dates through 2024. Rent expense was approximately $8.1 million, $8.7 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Approximate future minimum lease payments for subsequent annual periods for all non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

2015	$8,959
2016	8,875
2017	9,053
2018	9,291
2019	9,020
Thereafter	14,795

Total	$59,993

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 31, 2014, the Company has drilling rig commitments as follows (in thousands):

2015	$31,400
2016	26,453
2017	14,243
2018	3,360
2019	—
Thereafter	—

Total	$75,456

        As of December 31, 2014, early termination of the drilling rig commitments would require termination penalties of $48.7 million, which would be in lieu of paying the remaining drilling commitments of $75.5 million.

        In January 2015, the Company made the decision to early terminate a drilling rig contract in response to the recent decline in crude oil prices, and as such, the Company will incur an early termination fee of $6.0 million, payable over the first half of 2015. If certain requirements are not met during the period ending January 2020, the Company may incur up to an additional $3.0 million in connection with this drilling rig contract. In addition, the Company has a new drilling rig commitment, scheduled to begin in the second quarter of 2015, for which the Company expects to incur a stacking fee of $17,000 per day. The current rig contract term extends through the second quarter of 2018. These obligations are not included in the table above.

        The Company has various other contractual commitments for, among other things, pipeline and well equipment, seismic, and infrastructure related expenditures as follows (in thousands):

2015	$10,518
2016	—
2017	—
2018	—
2019	—
Thereafter	—

Total	$10,518

        The Company has entered into various long-term gathering, transportation and sales contracts in its Bakken / Three Forks formations in North Dakota which are not included in the tables above. As of December 31, 2014, the Company had in place nine long-term crude oil contracts and two long-term natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its Bakken / Three Forks production for periods ranging from five to ten years from the date of first production. The Company believes that there are sufficient available reserves and supplies in the Bakken / Three Forks formations to meet its commitments, as the proved reserves from this area represent approximately 74% of its total proved reserves. Historically, the Company has been able to meet its delivery commitments.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        On December 20, 2013, the Company entered into a carry and earning agreement, as amended (the Agreement) with an independent third party (Seller) associated with the acquisition of certain properties believed to be prospective for the TMS, primarily in Wilkinson County, Mississippi and in West Feliciana and East Feliciana Parishes, Louisiana. The Agreement required the Company to fund up to $189.4 million (the Carry Amount) in exchange for approximately 117,870 net acres. The Company paid $62.5 million of the Carry Amount at closing on February 28, 2014 and the remaining $126.9 million during the three months ended June 30, 2014, reflected as "Advance on carried interest" in the accompanying consolidated statements of cash flows. The Carry Amount is to be used by the Seller to fund wells prospective for the TMS to be drilled by the Seller (the Carry Wells) on the Seller's retained acreage. As part of the transaction, the Company will also receive a 5% working interest in the Carry Wells. As of December 31, 2014, approximately $71.9 million of the Carry Amount remained in escrow to be spent by the Seller. Any portion of the Carry Amount not spent by the Seller, in accordance with the Agreement, on or before August 31, 2017, will be returned to the Company.

        On June 16, 2014, the Company entered into a transaction to develop its TMS assets with funds and accounts managed by affiliates of Apollo Global Management, LLC. See Note 11, "Mezzanine Equity," for a discussion of the drilling obligation associated with the transaction.

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

11. MEZZANINE EQUITY

        On June 16, 2014, funds and accounts managed by affiliates of Apollo Global Management, LLC (Apollo) contributed $150 million in cash to HK TMS, LLC, a wholly owned Delaware limited liability company (HK TMS), that, as of June 16, 2014 held all of the Company's undeveloped acreage in Mississippi and Louisiana that management believes is prospective for the TMS formation, in exchange for the issuance by HK TMS of 150,000 preferred shares. At the closing, the Company also contributed $50 million in cash to HK TMS. Holders of the HK TMS preferred shares will receive quarterly cash dividends of 8% cumulative perpetual per annum, subject to HK TMS' option to pay such dividends "in-kind" through the issuance of additional preferred shares. For the year ended December 31, 2014, HK TMS paid Apollo approximately $3.5 million in cash dividends and issued 3,025 additional preferred shares for dividends paid in-kind. Upon the election of in-kind dividends, HK TMS must pay a fee of $5.00 per preferred share then outstanding (PIK exit fee). Such fees will be due upon redemption of the preferred shares. These dividends are presented within "Preferred dividends and accretion on redeemable noncontrolling interest" on the consolidated statements of operations. For the year ended December 31, 2014, HK TMS incurred PIK exit fees totaling $0.8 million, which were recorded at fair value within "Other noncurrent liabilities" on the consolidated balance sheets. The preferred shares will be automatically redeemed and cancelled when the holders receive cash dividends and distributions on the preferred shares equating to the greater of a 12% annual rate of return plus principal and 1.25 times their investment plus applicable fees (the Redemption Price), subject to

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. MEZZANINE EQUITY (Continued)

adjustment under certain circumstances. The preferred shares have a liquidation preference in the event of dissolution in an amount equal to the redemption price plus any unpaid dividends not otherwise included in the calculation of the redemption price through the date of liquidation payment. If the preferred shares remain outstanding after June 16, 2018 Apollo can require HK TMS to redeem the preferred shares at the Redemption Price. HK TMS may also redeem the preferred shares at any time after December 31, 2016 by paying the Redemption Price, or may be required to redeem the preferred shares for the Redemption Price plus certain fees under certain circumstances.

        The preferred shares have been classified as "Redeemable noncontrolling interest" and included in "Mezzanine equity" between total liabilities and stockholders' equity on the consolidated balance sheets pursuant to ASC 480-10-S99-3A. The preferred shares, while not currently redeemable, are considered probable of becoming redeemable and therefore will be subsequently remeasured each reporting period by accreting the initial value to the estimated required redemption value through June 16, 2018. The accretion is presented as a deemed dividend and recorded in "Redeemable noncontrolling interest" on the consolidated balance sheet and within "Preferred dividends and accretion on redeemable noncontrolling interest" on the consolidated statements of operations. In accordance with ASC 480-10-S99-3A, an adjustment to the carrying amount presented in mezzanine equity will be recognized as charges against retained earnings and will reduce income available to common shareholders in the calculation of earnings per share. Adjustments to the carrying amount may not be necessary if the application of ASC No. 810, Consolidation (ASC 810) results in a noncontrolling interest balance in excess of what is required pursuant to ASC 480-10-S99-3A.

        Under certain circumstances, Apollo may acquire up to an additional 250,000 preferred shares of HK TMS on the same terms, with HK TMS receiving up to an additional $250 million in cash proceeds (Tranche Rights). The Tranche Rights have been recognized separately as a liability instrument within "Other noncurrent liabilities" in the consolidated balance sheets, in accordance with ASC 480 as the shares underlying the Tranche Rights are redeemable equity instruments. The Tranche Rights will be subsequently remeasured at fair value each reporting period in accordance with ASC 480, with fair value changes recorded in "Interest expense and other, net" on the consolidated statements of operations.

        In conjunction with the issuance of the preferred shares, HK TMS conveyed a 4.0% overriding royalty interest (ORRI), subject to reduction to 2.0% under certain circumstances, in 75 net wells to be drilled and completed on its TMS acreage. The number of wells subject to the ORRI will increase to the extent that Apollo subscribes for additional preferred shares, with a maximum of 200 net operated wells subject to such ORRI if Apollo subscribes for the full additional 250,000 preferred shares. The ORRI has been recognized separately as a conveyance of oil and natural gas properties in "Unevaluated properties" on the consolidated balance sheets and within "Proceeds received from the sale of oil and natural gas assets" on the consolidated statements of cash flows. The Company has committed to drill a minimum of 6.5 net wells in each of the six consecutive twelve month periods beginning June 16, 2014.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. MEZZANINE EQUITY (Continued)

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

        The following table sets forth a reconciliation of the changes in fair value of the Tranche Rights and embedded derivative classified as Level 3 in the fair value hierarchy (in thousands):

	Tranche rights	Embedded derivative
Balances at June 30, 2014	$4,516	$857
Change in fair value	(7,150)	5,106

Balances at December 31, 2014	$(2,634)	$5,963

        As part of the transaction, there are certain restrictions on the transfer of assets, including cash, to the Company from HK TMS. HK TMS is required to maintain a minimum cash balance equal to two quarterly dividend payments, of approximately $3.0 million each, plus $10.0 million, which is presented on the consolidated balance sheets in "Restricted cash." Additionally, the quarterly 8% dividends paid to holders of the HK TMS preferred shares have priority over other cash distributions. No dividends shall be paid to the Company from HK TMS prior to December 31, 2016. HK TMS is restricted from transferring more than 20% of its maximum net acres and from transferring any assets exceeding 20% of HK TMS's proved reserves at any one time. Finally, proceeds from any such transfers of acres or other assets must be used for HK TMS's capital or operating expenditures, or to redeem the preferred shares.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. MEZZANINE EQUITY (Continued)

        The Company recorded the following activity related to the preferred shares recorded in "Mezzanine equity" for the year ended December 31, 2014 (in thousands, except share amounts):

	Redeemable noncontrolling interest (Mezzanine equity)
	Shares	Amount
Balances at December 31, 2013	—	$—
Issuance of HK TMS, LLC preferred stock	150,000	110,051
Offering costs	—	(2,543)
Dividends paid in-kind	3,025	3,025
Accretion of redeemable noncontrolling interest	—	6,633

Balances at December 31, 2014	153,025	$117,166

12. STOCKHOLDERS' EQUITY

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

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

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

5.75% Series A Convertible Perpetual Preferred Stock

        On June 18, 2013, the Company completed its offering of 345,000 shares of its 5.75% Series A Convertible Perpetual Preferred Stock (the Series A Preferred Stock) at a public offering price of $1,000 per share (the Liquidation Preference). The Company filed a Certificate of Designations, Preferences, Rights and Limitations of 5.75% Series A Convertible Preferred Stock on June 17, 2013 (the Series A Designation). The net proceeds to the Company from the offering of the Series A Preferred Stock were approximately $335.2 million, after deducting the underwriting discount and offering expenses. The Company used the net proceeds from the offering to repay a portion of the then outstanding borrowings under its Senior Credit Agreement.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

        Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends at the rate of 5.75% per annum (the dividend rate) on the Liquidation Preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, in common stock of the Company or a combination thereof, and are payable on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2013. During the year ended December 31, 2014 and 2013, the Company incurred cumulative, declared dividends of $19.8 million by paying $5.0 million in cash and issuing approximately 3.3 million shares of common stock and $9.1 million by issuing approximately 2.0 million shares of common stock, respectively, reflected as cash and non-cash dividends. As of December 31, 2014 and 2013, cumulative, undeclared dividends on the Series A Preferred Stock amounted to approximately $1.7 million.

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

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

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

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

Warrants

        In February 2012, in conjunction with the issuance of the 2017 Notes, the Company issued the February 2012 Warrants to purchase 36.7 million shares of the Company's common stock at an exercise price of $4.50 per share of common stock pursuant to the Recapitalization described in Note 2, "Recapitalization." The Company allocated $43.6 million to the February 2012 Warrants which is reflected in "Additional paid-in capital" in "Stockholders' equity," net of $0.6 million in issuance costs. The February 2012 Warrants entitle the holders to exercise the warrants in whole or in part at any time prior to the expiration date of February 8, 2017.

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

Incentive Plan

        On May 8, 2006, the Company's stockholders first approved its 2006 Long-Term Incentive Plan (the Plan). The Company reserved a maximum of 0.8 million shares of its common stock for issuances under the Plan. On May 8, 2008, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 0.8 million to 2.0 million. On May 3, 2010, the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2.0 million to 2.5 million. On February 8, 2012, as part of the Recapitalization described in Note 2, "Recapitalization," the Plan was amended to increase the maximum authorized number of shares to be issued under the Plan from 2.5 million to 3.7 million. On May 17, 2012, shareholders approved an amendment and restatement of the Plan to (i) increase the maximum number of shares to be issued under the Plan from 3.7 million to 11.5 million; (ii) extend the effectiveness of the Plan for ten years from the date of approval; and (iii) amend various other provisions of the Plan. On May 23, 2013 shareholders approved an increase in authorized shares under the Plan from 11.5 million to 41.5 million. As of December 31, 2014 and 2013, a maximum of 5.1 million and 25.7 million shares of common stock, respectively, remained reserved for issuance under the Plan.

        The Company accounts for share-based payment accruals under authoritative guidance on stock compensation, as set forth in ASC Topic 718. The guidance requires all share-based payments to

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

employees and directors, including grants of stock options and restricted stock, to be recognized in the financial statements based on their fair values.

        For the years ended December 31, 2014, 2013 and 2012, respectively, the Company recognized $18.7 million, $17.1 million, and $6.7 million, respectively, of share-based compensation expense as a component of "General and administrative" on the consolidated statements of operations.

Performance Share Units

        During the year ended December 31, 2014, the Company granted performance share units (PSU) under the Plan covering 1.6 million shares of common stock to senior management of the Company. The PSU provides that the number of shares of common stock received upon vesting will vary if the market price of the Company's common stock exceeds certain pre-established target thresholds as measured by the average of the adjusted closing price of a share of the Company's common stock during the sixty trading days preceding the third anniversary of issuance, or the measurement date. The PSU utilizes $4.00 as the floor price, below which the PSU will not vest and will expire. If the average market price at the measurement date is equal to $4.00, the PSU will vest and represent the right to receive 50% of the number of shares of common stock underlying the PSU. At $7.00, the PSU will vest and represent the right to receive the full number of shares of common stock underlying the PSU; and at $10.00, the PSU will vest and represent the right to receive 200% of the number of shares of common stock underlying the PSU. All stock price targets are subject to customary adjustments based upon changes in the Company's capital structure. In the event the average market price falls between targeted price thresholds, the PSU will represent the right to receive a proportionate number of shares, e.g., 75% of the number of shares of common stock underlying the PSU if the average market price at such time is $5.50, 150% of the number of shares of common stock underlying the PSU if the average market price at such time is $8.50, and so forth. The Company has reserved for issuance under the Plan the maximum number of shares that participants might have the right to receive upon vesting of the PSU, or 3.2 million shares of common stock.

        The weighted average grant date fair value of PSUs granted in 2014 was $4.9 million. At December 31, 2014, the unrecognized compensation expense related to non-vested PSUs totaled $3.6 million. The weighted average remaining vesting period as of December 31, 2014 was 2.2 years.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

        The following table sets forth the PSU transactions for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1) (In thousands)
Unvested outstanding shares at December 31, 2013	—	$—	$—
Granted	1,604,140	3.08
Vested	—	—
Forfeited	—	—

Unvested outstanding shares at December 31, 2014	1,604,140	$3.08	$—

(1)
The intrinsic value of PSUs was calculated as the closing market price on December 31, 2014 of the underlying stock multiplied by the number of PSUs that would be convertible. There are no vested PSUs as of December 31, 2014.

        The assumptions used in calculating the Monte Carlo simulation model fair value of the Company's PSU for the year ended December 31, 2014 are disclosed in the following table:

Year Ended December 31, 2014
Weighted average value per option granted during the period	$3.08
Assumptions:
Stock price volatility(1)	48.00%
Risk free rate of return	0.68%
Expected term	3 years

(1)
Due to the Company's limited historical data, expected volatility was estimated using volatilities of similar entities whose share or options prices and assumptions are publicly available.

Stock Options

        From time to time, the Company grants stock options under the Plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date.

        The weighted average grant date fair value of options granted in 2014, 2013, and 2012 was $13.2 million, $16.4 million, and $16.5 million, respectively. At December 31, 2014 and 2013, the unrecognized compensation expense related to non-vested stock options totaled $12.4 million and $13.7 million, respectively. The weighted average remaining vesting period as of December 31, 2014 and 2013 was 1.2 years.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

        The following table sets forth the stock option transactions for the years ended December 31, 2014, 2013 and 2012:

	Number	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (In thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2011	—	$—	$—	—
Granted	4,847,333	7.24
Exercised	—	—
Forfeited	(35,500)	9.35

Outstanding at December 31, 2012	4,811,833	$7.22	$2,944	9.7
Granted	6,171,000	7.07
Exercised	—	—
Forfeited	(566,588)	6.80

Outstanding at December 31, 2013	10,416,245	$7.15	$—	9.0
Granted	9,683,822	2.94
Exercised	—	—
Forfeited	(1,176,357)	6.21

Outstanding at December 31, 2014	18,923,710	$5.05	$724	8.7

(1)
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. No stock options were exercised during the years ended December 31, 2014, 2013 and 2012.

        Options outstanding at December 31, 2014 consisted of the following:

Outstanding				Exercisable(1)
Range of Grant Prices Per Share	Number	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Live (Years)	Number	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Live (Years)
$1.57	3,448,100	$1.57	9.9	—	$—	$—	—
$3.04 - $3.67	5,799,767	3.67	9.2	—	—	—	—
$3.96 - $5.48	1,711,708	5.43	7.9	—	—	—	—
$5.51 - $7.09	1,385,002	6.60	7.9	—	—	—	—
$7.10	4,850,267	7.10	8.2	—	—	—	—
$7.16 - $11.55	1,728,866	9.31	7.5	—	—	—	—

(1)
At December 31, 2014, none of the Company's options were exercisable due to service performance conditions or option exercise prices below the current market value of the underlying stock as of December 31, 2014.

        The aggregate intrinsic value of vested and exercisable options as of December 31, 2014 was zero. The aggregate intrinsic value of options vested as of December 31, 2014 was zero. The intrinsic value is based on the current market value of the underlying stock price of $1.78 as of December 31, 2014.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

        The assumptions used in calculating the Black-Scholes-Merton valuation model fair value of the Company's stock options for the years ended December 31, 2014, 2013 and 2012 are disclosed in the following table:

	Years Ended December 31,
	2014	2013	2012
Weighted average value per option granted during the period	$1.36	$2.65	$3.40
Assumptions:
Stock price volatility(1)	51.48%	57.31%	61.84%
Risk free rate of return	1.56%	0.89%	0.54%
Expected term	5 years	5 years	4 years

(1)
Due to the Company's limited historical data, expected volatility was estimated using volatilities of similar entities whose share or options prices and assumptions are publicly available.

Restricted Stock

        From time-to-time, the Company grants shares of restricted stock to employees and non-employee directors of the Company. Employee shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six months from the date of grant.

        The weighted average grant date fair value of the shares granted in 2014, 2013, and 2012 was $23.7 million, $22.5 million and $2.8 million, respectively. At December 31, 2014 and 2013, the unrecognized compensation expense related to non-vested restricted stock totaled $18.4 million and $10.0 million, respectively. The weighted average remaining vesting period as of December 31, 2014 and 2013 was 1.5 and 1.2 years, respectively.

        In February 2012, the Company realized compensation expense of $2.6 million primarily from the accelerated vesting of all unvested employee restricted stock shares outstanding at the time of the change in control in the Company resulting from the Recapitalization as described in Note 2, "Recapitalization."

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

        The following table sets forth the restricted stock transactions for the years ended December 31, 2014, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1) (In thousands)
Unvested outstanding shares at December 31, 2011	837,487	$5.92	$7,864
Granted	312,900	8.91
Vested	(334,838)	5.44
Accelerated vesting(2)	(547,649)	7.43
Forfeited	—	—

Unvested outstanding shares at December 31, 2012	267,900	$8.72	$1,854
Granted	3,266,450	6.90
Vested	(543,563)	6.43
Accelerated vesting(3)	(142,610)	7.10
Forfeited	(204,783)	6.96

Unvested outstanding shares at December 31, 2013	2,643,394	$7.16	$10,204
Granted	9,388,028	2.52
Vested	(1,231,475)	6.81
Forfeited	(455,488)	4.61

Unvested outstanding shares at December 31, 2014	10,344,459	$3.11	$18,413

(1)
The intrinsic value of restricted stock was calculated as the closing market price on December 31, 2014, 2013, and 2012 of the underlying stock multiplied by the number of restricted shares. The total fair value of shares vested were $5.1 million, $3.5 million and $9.2 million for the years ended 2014, 2013, and 2012, respectively.

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

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

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

        A summary of the non-vested SARs as of December 31, 2011, and changes during the year ended December 31, 2012, is presented below:

	Number	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	418,333	$5.19
Granted	—	—
Vested	(84,418)	5.19
Accelerated vesting(1)	(333,915)	5.19
Forfeited	—	—

Non-vested at December 31, 2012	—	$—

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

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES

        Income tax benefit (provision) for the indicated periods is comprised of the following:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$1,295	$(1,523)	$—
State	(219)	—	121

	1,076	(1,523)	121

Deferred:
Federal	2,653	145,098	12,265
State	(2,653)	14,141	795

	—	159,239	13,060

Total income tax benefit (provision)	$1,076	$157,716	$13,181

        The actual income tax benefit (provision) differs from the expected income tax benefit (provision) as computed by applying the United States Federal corporate income tax rate of 35% for each period as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Expected tax benefit (provision)	$(110,208)	$483,132	$23,485
State income tax expense, net of federal benefit(1)	(4,615)	15,904	455
Goodwill impairment	—	(80,106)	—
Merger costs	—	—	(3,580)
Debt related costs	(5,467)	(2,465)	(3,239)
Increase (reduction) in deferred tax asset	19,233	4,616	(3,218)
Change in valuation allowance and related items	102,068	(262,847)	—
Other	65	(518)	(722)

Total income tax benefit (provision)	$1,076	$157,716	$13,181

(1)
Included in this amount for the year ended December 31, 2013, is approximately $4.4 million related to the goodwill impairment.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The components of net deferred income tax assets and (liabilities) recognized are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred current income tax assets:
Unrealized hedging transactions	$—	$6,028
Other	245	551

Gross deferred current income tax assets	245	6,579
Valuation allowance	(57)	(2,953)

Deferred current income tax assets	$188	$3,626

Deferred current income tax liabilities:
Unrealized hedging transactions	$(132,939)	$—
Change in accounting method(1)	(4,075)	(12,100)

Deferred current income tax liabilities	$(137,014)	$(12,100)

Net current deferred income tax assets (liabilities)	$(136,826)	$(8,474)

Deferred noncurrent income tax assets:
Net operating loss carry-forwards	$601,566	$551,567
Share-based compensation expense	15,035	8,628
Asset retirement obligations	14,089	14,454
Investment in unconsolidated entities	62,340	—
Other	9,591	9,439

Gross deferred noncurrent income tax assets	702,621	584,088
Valuation allowance	(163,007)	(262,179)

Deferred noncurrent income tax assets	$539,614	$321,909

Deferred noncurrent income tax liabilities:
Book-tax differences in property basis	$(345,189)	$(286,155)
Change in accounting method(1)	(4,075)	(24,201)
Unrealized hedging transactions	(53,524)	(1,326)
Investment in unconsolidated entities	—	(1,753)

Deferred noncurrent income tax liabilities	$(402,788)	$(313,435)

Net noncurrent deferred income tax assets (liabilities)	$136,826	$8,474

(1)
In December 2013 the Company filed Form 3115, Application for Change in Accounting Method, related to certain property, plant and equipment expenditures and the tax impacts of the filing are reflected in the amounts above.

        ASC 740, Income Taxes (ASC 740) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

more-likely-than-not to be sustained upon examination by taxing authorities. The Company has no unrecognized tax benefits for the years ended December 31, 2014, 2013 or 2012.

        Generally, the Company's income tax years 2011 through 2014 remain open and subject to examination by Federal tax authorities or the tax authorities in Louisiana, Mississippi, Montana, North Dakota, Oklahoma, Texas, Pennsylvania, Utah, West Virginia and certain other small state taxing jurisdictions where the Company has its principal operations. In certain jurisdictions the Company operates through more than one legal entity, each of which may have different open years subject to examination.

        The Company recognizes interest and penalties accrued to unrecognized benefits in "Interest expense and other, net" in its consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012 the Company recognized no interest and penalties.

        As of December 31, 2014, the Company has available, to reduce future taxable income, a United States net operating loss carryforwards (NOLs) of approximately $1.6 billion (net of excess income tax benefits not recognized of $4.2 million) before consideration of any valuation allowance which expires in the years 2020 thru 2034. A portion of these net operating loss carryforwards are subject to the ownership change limitation provisions of Section 382 of the Internal Revenue Code (IRC). The Company also has various net state NOL carryforwards of approximately $26.9 million, before consideration of any valuation allowance with varying lengths of allowable carryforward periods ranging from five to 20 years that can be used to offset future state taxable income.

        The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. The Company evaluated possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies in making this assessment. A significant item of objective negative evidence considered was the cumulative book loss over the three-year period ended December 31, 2014 driven primarily by the full cost ceiling impairments over that period which limits the ability to consider other subjective evidence such as the Company's anticipated future growth. As a result of the Company's analysis, it was concluded that as of December 31, 2014 a valuation allowance should continue to be applied against the Company's net deferred tax asset. The Company recorded a valuation allowance as of December 31, 2014 of $163.1 million, $0.1 million of which was classified as current, a decrease of $102.0 million from December 31, 2013. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized.

        On September 13, 2013, the United States Treasury Department and the Internal Revenue Service issued final tangible property regulations (the tangible property regulations) under provisions that include IRC Sections 162, 167 and 263(a). The tangible property regulations apply to amounts paid to acquire, produce or improve tangible property, as well as dispositions of such property. The general effective date of the tangible property regulations are for tax years beginning on or after January 1, 2014. Based on the Company's analysis management did not consider the impacts of the tangible property regulations to be material to the Company's consolidated financial position, its results of operations, or both.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        During the first quarter of 2014, the Internal Revenue Service commenced an audit of GeoResources' tax returns for the years ending December 31, 2010 through August 1, 2012. The audit is ongoing as of the date of this filing with no proposed adjustments to date.

14. EARNINGS PER SHARE

        The following represents the calculation of earnings per share:

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Basic:
Net income (loss) available to common stockholders	$282,942	$(1,233,407)	$(142,330)

Weighted average basic number of common shares outstanding	415,772	379,621	156,494

Basic net income (loss) per common share	$0.68	$(3.25)	$(0.91)

Diluted:
Net income (loss) available to common stockholders	$282,942	$(1,233,407)	$(142,330)

Net income from assumed conversions	35,140	—	—

Net income (loss) available to common stockholders after assumed conversions	$318,082	$(1,233,407)	$(142,330)

Weighted average basic number of common shares outstanding	415,772	379,621	156,494
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	377	Anti-dilutive	Anti-dilutive
Exercise of February 2012 Warrants	3,920	Anti-dilutive	Anti-dilutive
Exercise of August 2012 Warrants(1)	—	Anti-dilutive	Anti-dilutive
Vesting of restricted shares	1,549	Anti-dilutive	Anti-dilutive
Vesting of performance units	362	—	—
Conversion of 2017 Notes	64,371	Anti-dilutive	Anti-dilutive
Conversion of preferred stock(2)	—	Anti-dilutive	Anti-dilutive
Conversion of Series A Preferred Stock	56,043	Anti-dilutive	—

Weighted average diluted number of common shares outstanding	542,394	379,621	156,494

Diluted net income (loss) per common share	$0.59	$(3.25)	$(0.91)

(1)
The August 2012 warrants expired on June 9, 2013.

(2)
The preferred stock converted into shares of common stock on January 18, 2013.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EARNINGS PER SHARE (Continued)

        Common stock equivalents, including stock options, restricted shares and warrants, totaling 30.9 million shares were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive for the year ended December 31, 2014.

        Common stock equivalents, including stock options, restricted shares, warrants, convertible debt and convertible preferred stock, totaling 149.5 million shares were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive for the year ended December 31, 2013 due to the net loss.

        Common stock equivalents, including stock options, warrants, convertible debt and convertible preferred stock, totaling 215.8 million shares were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive for the year ended December 31, 2012 due to the net loss.

15. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following:

	December 31,
	2014	2013
	(In thousands)
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$104,370	$129,355
Joint interest accounts	140,352	170,907
Accrued settlements on derivative contracts	25,929	—
Affiliated partnership	661	500
Other	5,247	11,756

	$276,559	$312,518

Prepaids and other:
Prepaid	$6,030	$5,636
Income tax receivable	2,991	10,404
Other	58	58

	$9,079	$16,098

Accounts payable and accrued liabilities:
Trade payables	$60,512	$87,661
Accrued oil and natural gas capital costs	308,604	292,472
Revenues and royalties payable	100,498	124,222
Accrued interest expense	82,942	82,570
Accrued employee compensation	3,171	2,272
Accrued lease operating expenses	29,681	21,469
Drilling advances from partners	21,220	24,882
Affiliated partnership	762	679
Other	360	362

	$607,750	$636,589

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company's existing 100% owned subsidiaries, other than HK TMS. See Note 6, "Long-Term Debt," for information regarding the Company's Senior Notes. On June 16, 2014, the Company contributed undeveloped acreage in Mississippi and Louisiana that management believes is prospective for the TMS into HK TMS. See Note 11, "Mezzanine Equity," for a discussion of the restrictions on the transfer of assets between the Company and HK TMS.

        The following condensed consolidating statements of operations, condensed consolidating balance sheets, and condensed consolidating statements of cash flows for the parent company, subsidiary guarantors on a combined basis, the non-guarantor subsidiary, the consolidating adjustments and the total consolidated amounts are presented as of December 31, 2014. Investments in the subsidiaries are accounted for under the equity method. Such condensed consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had these subsidiaries operated as independent entities.

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$1,055,460	$15,859	$—	$1,071,319
Natural gas	—	37,101	—	—	37,101
Natural gas liquids	—	37,460	—	—	37,460

Total oil, natural gas and natural gas liquids sales	—	1,130,021	15,859	—	1,145,880
Other	—	2,381	—	—	2,381

Total operating revenues	—	1,132,402	15,859	—	1,148,261

Operating expenses:
Production:
Lease operating	—	129,510	729	—	130,239
Workover and other	—	16,193	—	—	16,193
Taxes other than income	634	105,372	325	—	106,331
Gathering and other	—	26,719	—	—	26,719
Restructuring	—	987	—	—	987
General and administrative	72,168	43,611	4,850	(4,097)	116,532
Depletion, depreciation and accretion	2,646	520,705	20,130	(9,060)	534,421
Full cost ceiling impairment	—	95,359	139,599	4,710	239,668
Other operating property and equipment impairment	—	35,558	—	—	35,558

Total operating expenses	75,448	974,014	165,633	(8,447)	1,206,648

Income (loss) from operations	(75,448)	158,388	(149,774)	8,447	(58,387)
Other income (expenses):
Net gain (loss) on derivative contracts	—	518,956	—	—	518,956
Interest expense and other, net	(317,556)	169,752	2,115	—	(145,689)

Total other income (expenses)	(317,556)	688,708	2,115	—	373,267

Income (loss) before income taxes	(393,004)	847,096	(147,659)	8,447	314,880
Income tax benefit (provision)	—	(31,960)	(1,417)	34,453	1,076
Equity in earnings of subsidiary, net of tax	695,784	(119,352)	—	(576,432)	—

Net income (loss)	302,780	695,784	(149,076)	(533,532)	315,956
Series A preferred dividends	(19,838)	—	—	—	(19,838)
Preferred dividends and accretion on redeemable noncontrolling interest	—	—	(13,176)	—	(13,176)

Net income (loss) available to common stockholders	$282,942	$695,784	$(162,252)	$(533,532)	$282,942

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash	$—	$15	$43,698	$—	$43,713
Accounts receivable	—	262,543	14,858	(842)	276,559
Receivables from derivative contracts	—	352,530	—	—	352,530
Restricted cash	—	—	16,131	—	16,131
Inventory	—	4,619	74	—	4,693
Prepaids and other	372	8,707	—	—	9,079

Total current assets	372	628,414	74,761	(842)	702,705

Oil and natural gas properties (full cost method):
Evaluated	—	6,169,553	225,617	(4,350)	6,390,820
Unevaluated	—	1,558,412	271,374	—	1,829,786

Gross oil and natural gas properties	—	7,727,965	496,991	(4,350)	8,220,606
Less—accumulated depletion	—	(2,797,606)	(159,782)	4,350	(2,953,038)

Net oil and natural gas properties	—	4,930,359	337,209	—	5,267,568

Other operating property and equipment:
Gas gathering and other operating assets	14,523	112,103	178	—	126,804
Less—accumulated depreciation	(6,522)	(8,259)	(17)	—	(14,798)

Net other operating property and equipment	8,001	103,844	161	—	112,006

Other noncurrent assets:
Receivables from derivative contracts	—	151,324	—	—	151,324
Debt issuance costs, net	55,904	—	—	—	55,904
Deferred income taxes	(54)	136,880	—	—	136,826
Intercompany notes and accounts receivable	4,891,427	239,250	—	(5,130,677)	—
Investment in subsidiary	803,786	274,553	—	(1,078,339)	—
Equity in oil and natual gas partnership	—	4,309	—	—	4,309
Funds in escrow and other	515	684	2,634	—	3,833

Total assets	$5,759,951	$6,469,617	$414,765	$(6,209,858)	$6,434,475

Current liabilities:
Accounts payable and accrued liabilities	$—	$592,340	$50,706	$(35,296)	$607,750
Asset retirement obligations	—	106	—	—	106
Current portion of deferred income taxes	1,794	135,032	—	—	136,826

Total current liabilities	1,794	727,478	50,706	(35,296)	744,682

Long-term debt	3,746,736	—	—	—	3,746,736
Other noncurrent liabilities:
Liabilities from derivative contracts	—	9,387	—	—	9,387
Asset retirement obligations	—	37,538	833	—	38,371
Intercompany notes and accounts payable	239,250	4,891,427	—	(5,130,677)	—
Other	2	1	5,961	—	5,964
Commitments and contingencies
Mezzanine equity:
Redeemable noncontrolling interest	—	—	117,166	—	117,166
Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42	—	—	—	42
Additional paid-in capital	2,995,402	—	402,351	(402,351)	2,995,402
Retained earnings (accumulated deficit)	(1,223,275)	803,786	(162,252)	(641,534)	(1,223,275)

Total stockholders' equity	1,772,169	803,786	240,099	(1,043,885)	1,772,169

Total liabilities and stockholders' equity	$5,759,951	$6,469,617	$414,765	$(6,209,858)	$6,434,475

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(368,406)	$1,029,056	$11,634	$(4,350)	$667,934
Cash flows from investing activities:
Oil and natural gas capital expenditures	—	(1,404,492)	(124,199)	4,350	(1,524,341)
Proceeds received from sales of oil and natural gas assets	—	450,407	33,777	—	484,184
Advance on carried interest	—	(62,500)	(126,942)	—	(189,442)
Other operating property and equipment capital expenditures	(1,132)	(41,863)	(88)	—	(43,083)
Advances to subsidiary	(179,123)	(154,138)	—	333,261	—
Funds held in escrow and other	—	1,589	—	—	1,589

Net cash provided by (used in) investing activities	(180,255)	(1,210,997)	(217,452)	337,611	(1,271,093)

Cash flows from financing activities:
Proceeds from borrowings	2,276,000	—	—	—	2,276,000
Repayments of borrowings	(1,719,000)	—	—	—	(1,719,000)
Debt issuance costs	(819)	—	—	—	(819)
Series A preferred dividends	(4,960)	—	—	—	(4,960)
HK TMS, LLC preferred stock issued	—	—	110,051	—	110,051
HK TMS, LLC tranche rights	—	—	4,516	—	4,516
Preferred dividends on redeemable noncontrolling interest	—	—	(3,518)	—	(3,518)
Restricted cash	—	—	(16,131)	—	(16,131)
Proceeds from subsidiary	—	179,123	154,138	(333,261)	—
Offering costs and other	(2,561)	—	460	—	(2,101)

Net cash provided by (used in) financing activities	548,660	179,123	249,516	(333,261)	644,038

Net increase (decrease) in cash	(1)	(2,818)	43,698	—	40,879
Cash at beginning of period	1	2,833	—	—	2,834

Cash at end of period	$—	$15	$43,698	$—	$43,713

HALCÓN RESOURCES CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUBSEQUENT EVENT

Amendment to the Senior Credit Agreement and Borrowing Base Confirmation

        On February 25, 2015, the Company entered into the Ninth Amendment to the Senior Credit Agreement (the Ninth Amendment). The Ninth Amendment provides additional flexibility under the interest coverage test by modifying the minimum Interest Coverage Ratio to be 2.0 to 1.0 for any fiscal quarter ending on or before March 31, 2016. On February 25, 2015, the borrowing base under the Senior Credit Agreement was confirmed at $1.05 billion.

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

        The proved reserves estimates shown herein for the years ended December 31, 2014, 2013 and 2012 have been independently prepared by Netherland, Sewell, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. Netherland, Sewell was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within Netherland, Sewell, the technical persons primarily responsible for preparing the estimates set forth in the Netherland, Sewell reserves report incorporated herein are Mr. J. Carter Henson, Jr. and Mr. Mike K. Norton. Mr. Henson, a Licensed Professional Engineer in the State of Texas (No. 73964), has been practicing consulting petroleum engineering at Netherland, Sewell since 1989 and has over 8 years of prior industry experience. He graduated from Rice University in 1981 with a Bachelor of Science Degree in Mechanical Engineering. Mr. Norton, a Licensed Professional Geoscientist in the State of Texas (No. 441), has been practicing consulting petroleum geoscience at Netherland, Sewell since 1989 and has over 10 years of prior industry experience. He graduated from Texas A&M University in 1978 with a Bachelor of Science Degree in Geology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

        Our board of directors has established an independent reserves committee composed of four outside directors, all of whom have experience in energy company reserve evaluations. Our independent engineering firm reports jointly to the reserves committee and to our Senior Vice President of Corporate Reserves. The reserves committee is charged with ensuring the integrity of the process of selection and engagement of the independent engineering firm and in making a recommendation to our board of directors as to whether to accept the report prepared by our independent consulting petroleum engineers. In 2014 and 2013, Ms. Tina Obut, our Senior Vice President of Corporate Reserves was the technical person primarily responsible for overseeing the preparation of the annual reserve report by Netherland, Sewell. She graduated from Marietta College with a Bachelor of Science degree in Petroleum Engineering, received a Master of Science degree in Petroleum and Natural Gas Engineering from Penn State University and a Master of Business Administration degree from the University of Houston.

        The reserves information in this Annual Report on Form 10-K represents only estimates. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the Company's control, such as commodity pricing. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may lead to revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities or both, the Company's proved reserves will decline as reserves are produced.

        The following table illustrates the Company's estimated net proved reserves, including changes, and proved developed reserves for the periods indicated. The oil and natural gas liquids prices as of December 31, 2014, 2013 and 2012 are based on the respective 12-month unweighted average of the first of the month prices of the West Texas Intermediate spot price which equates to $94.99 per barrel, $96.94 per barrel and $94.71 per barrel, respectively. The natural gas prices as of December 31, 2014, 2013 and 2012 are based on the respective 12-month unweighted average of the first of the month prices of the Henry Hub spot price which equates to $4.350 per MMBtu, $3.670 per MMBtu and $2.757 per MMBtu, respectively. All prices are adjusted by lease or field for energy content, transportation fees, and market differentials. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States.

	Proved Reserves
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Equivalent (MBoe)
Proved reserves, December 31, 2011	12,371	40,054	2,010	21,057
Extensions and discoveries	11,691	6,742	352	13,167
Purchase of minerals in place	66,240	71,560	3,433	81,600
Production	(2,415)	(4,554)	(268)	(3,442)
Sale of minerals in place	(1,789)	(2,025)	—	(2,127)
Revision of previous estimates	1,280	(15,632)	(144)	(1,470)

Proved reserves, December 31, 2012	87,378	96,145	5,383	108,785

Extensions and discoveries	61,160	25,364	4,344	69,731
Purchase of minerals in place	2,770	1,791	162	3,231
Production	(10,148)	(8,003)	(683)	(12,165)
Sale of minerals in place	(17,417)	(25,717)	(1,611)	(23,314)
Revision of previous estimates	(9,233)	(19,832)	2,237	(10,301)

Proved reserves, December 31, 2013	114,510	69,748	9,832	135,967

Extensions and discoveries	61,312	31,937	5,984	72,619
Purchase of minerals in place	942	767	45	1,115
Production	(12,787)	(8,812)	(1,113)	(15,369)
Sale of minerals in place	(14,487)	(8,125)	(1,789)	(17,630)
Revision of previous estimates	6,084	18,147	3,327	12,435

Proved reserves, December 31, 2014	155,574	103,662	16,286	189,137

	Proved Developed Reserves
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Equivalent (MBoe)
December 31, 2014	62,770	47,851	6,681	77,427
December 31, 2013	44,113	37,714	4,206	54,605
December 31, 2012	38,429	58,785	3,172	51,399

	Proved Undeveloped Reserves
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Equivalent (MBoe)
December 31, 2014	92,804	55,811	9,605	111,710
December 31, 2013	70,397	32,034	5,626	81,362
December 31, 2012	48,949	37,360	2,211	57,386

        The Company's reserves have been estimated using deterministic methods. The total proved reserve increase of 53.1 MMBoe during 2014 is comprised of 22.8 MMBoe in proved developed and 30.3 MMBoe in proved undeveloped reserves.

        During 2014, the Company added 72.6 million Boe in proved reserves by drilling extensions and infill development in the Bakken / Three Forks and El Halcón areas and an additional 12.4 million Boe in positive revisions driven by better performance in the Bakken / Three Forks area. Sales of 17.6 million Boe of proved reserves are primarily attributable to the divestiture of the East Texas Assets.

        During 2013, the Company divested 23.3 million Boe of non-core assets. As a result of the Company's development program, 69.7 million Boe of proved reserves were added, primarily in the Bakken / Three Forks and El Halcón areas. The negative revision of 10.3 million Boe is largely due to Woodbine drilling results leading to a general reduction in estimated ultimate recovery (EUR).

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

        At December 31, 2014, our estimated proved undeveloped (PUD) reserves were approximately 111.7 MMBoe, a 30.3 MMBoe net increase over the previous year's estimate of 81.4 MMBoe. The following details the changes in PUD reserves for 2014 (MBoe):

Beginning proved undeveloped reserves at December 31, 2013	81,362
Undeveloped reserves transferred to developed	(18,162)
Revisions	1,483
Purchases	401
Divestitures	(10,488)
Extension and discoveries	57,114

Ending proved undeveloped reserves at December 31, 2014	111,710

        The increase in proved undeveloped reserves was primarily attributable to extensions of approximately 57 MMBoe, which were largely in the Bakken / Three Forks and El Halcón areas, where active drilling resulted in the expansion of proven areas. Approximately 47% of the operated proved undeveloped reserve extensions are associated with well locations that are more than one offset location away from existing producing wells.

        Partially offsetting the increase in proved undeveloped reserves were decreases due to transfers, divestitures, and technical revisions. Reserve transfers of approximately 18 MMBoe were associated with drilling of PUD locations in the Bakken / Three Forks and El Halcón areas. Divestitures of undeveloped reserves of approximately 10 MMBoe relate primarily to the East Texas Assets divestiture completed during the first half of 2014.

        As of December 31, 2014, all of the Company's proved undeveloped reserves are planned to be developed within five years from the date they were initially recorded. During 2014, approximately $374.3 million in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs associated with developing proved undeveloped wells.

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

        Reliable technologies were used to determine areas where PUD locations are more than one offset location away from a producing well. These technologies include seismic data, wire line open hole log data, core data, log cross-sections, performance data, and statistical analysis. In such areas, these data demonstrated consistent, continuous reservoir characteristics in addition to significant quantities of economic EURs from individual producing wells. The Company's management team has been a leader in data gathering and evaluation in these areas and was instrumental in developing consortiums that allow various operators to exchange data. The Company relied only on production flow tests and historical production data, along with the reliable geologic data mentioned above to estimate proved reserves. No other alternative methods or technologies were used to estimate proved reserves.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

        The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depletion, depreciation and accretion.

	December 31,
	2014	2013	2012
	(In thousands)
Evaluated oil and natural gas properties(1)	$6,390,820	$4,960,467	$2,669,245
Unevaluated oil and natural gas properties	1,829,786	2,028,044	2,326,598

	8,220,606	6,988,511	4,995,843
Accumulated depletion(1)	(2,953,038)	(2,189,515)	(588,207)

	$5,267,568	$4,798,996	$4,407,636

(1)
Amounts do not include costs for the Company's gas gathering systems and related support equipment.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

        Costs incurred in property acquisition, exploration and development activities were as follows:

	Years Ended December 31,
	2014	2013	2012(1)
	(In thousands)
Property acquisition costs, proved	$16,037	$71,443	$1,495,372
Property acquisition costs, unproved	220,044	436,438	2,324,439
Exploration and extension well costs	1,107,549	1,182,110	232,685
Development costs	374,252	748,962	254,499

Total costs	$1,717,882	$2,438,953	$4,306,995

(1)
Property acquisition costs include preferred stock issued for Williston Basin Assets of $695.2 million, common stock issued for GeoResources, Inc. of $321.4 million, and common stock issued for East Texas Assets of $130.6 million for the year ended December 31, 2012.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

        The following Standardized Measure of Discounted Future Net Cash Flows (Standardized Measure) has been developed utilizing ASC 932, Extractive Activities—Oil and Gas (ASC 932) procedures and based on oil and natural gas reserve and production volumes estimated by the Company's engineering staff. It can be used for some comparisons, but should not be the only method used to evaluate the Company or its performance. Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure be viewed as representative of the current value of the Company.

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

        At December 31, 2014, 2013 and 2012, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month prices, except for volumes subject to fixed price contracts. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor.

        The Standardized Measure is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Future cash inflows	$14,439,301	$11,351,887	$8,714,938
Future production costs	(4,804,728)	(3,680,190)	(2,726,382)
Future development costs	(2,795,208)	(2,182,509)	(1,416,967)
Future income tax expense	(1,979,245)	(108,871)	(651,070)

Future net cash flows before 10% discount	4,860,120	5,380,317	3,920,519
10% annual discount for estimated timing of cash flows	(1,603,750)	(2,634,322)	(1,966,467)

Standardized measure of discounted future net cash flows	$3,256,370	$2,745,995	$1,954,052

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

        The following is a summary of the changes in the Standardized Measure for the Company's proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2014:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning of year	$2,745,995	$1,954,052	$286,889
Sale of oil and natural gas produced, net of production costs	(893,117)	(761,716)	(172,971)
Purchase of minerals in place	22,142	94,844	1,898,345
Sales of minerals in place	(475,096)	(434,421)	(53,452)
Extensions and discoveries	1,298,611	1,125,162	290,668
Changes in income taxes, net	(151,690)	344,165	(195,007)
Changes in prices and costs	64,467	(107,780)	(2,985)
Previously estimated development costs incurred	424,504	340,577	36,142
Net changes in future development costs	(10,774)	211,350	(124,483)
Revisions of previous quantities	226,499	(219,424)	(32,681)
Accretion of discount	276,485	231,707	87,075
Changes in production rates and other	(271,656)	(32,521)	(63,488)

End of year	$3,256,370	$2,745,995	$1,954,052

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents selected quarterly financial data derived from the Company's unaudited consolidated interim financial statements. The following data is only a summary and should be read with the Company's historical consolidated financial statements and related notes contained in this document.

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2014
Total operating revenues	$275,149	$327,144	$306,509	$239,459
Income (loss) from operations	(8,369)	91,290	71,503	(212,811)
Net income (loss)	(72,964)	(67,477)	197,635	258,762
Net income (loss) available to common stockholders(1)	(77,923)	(73,333)	186,853	247,345
Net income (loss) per share of common stock:
Basic	$(0.19)	$(0.18)	$0.45	$0.59
Diluted	$(0.19)	$(0.18)	$0.36	$0.48

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2013
Total operating revenues	$190,854	$214,343	$305,007	$289,302
Income (loss) from operations	32,031	31,841	(1,147,020)	(207,799)
Net income (loss)	5,465	37,088	(854,827)	(410,388)
Net income (loss) available to common stockholders(2)	5,465	36,372	(859,897)	(415,347)
Net income (loss) per share of common stock:
Basic	$0.02	$0.10	$(2.19)	$(1.01)
Diluted	$0.01	$0.08	$(2.19)	$(1.01)

(1)
The volatility in "Net income (loss) available to common stockholders" is substantially due to a) the Company's full cost ceiling impairments recorded during the first and fourth quarters of 2014, b) the Company's other operating property equipment impairments in the first and fourth quarters of 2014 and c) unrealized gains and losses on the Company's derivative contracts. See Note 1, "Summary of Significant Events and Accounting Policies," Note 5, "Oil and Natural Gas Properties" and Note 8, "Derivative and Hedging Activities" for additional information.

(2)
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

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

        In accordance with Rules 13a-15(f) and 15d-15(f), of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Management has assessed, and our independent registered public accounting firm, Deloitte & Touche LLP, has audited, our internal control over financial reporting as of December 31, 2014. The unqualified reports of management and Deloitte & Touche LLP thereon are included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K and are incorporated by reference herein.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

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

ITEM 11.    EXECUTIVE COMPENSATION

        Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table sets forth certain information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Optionsand Rights(a)		Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders(1)	30,872,309	(2)	$5.05	5,085,687
Equity compensation plans not approved by security holders	—		—	—

	30,872,309	(2)	$5.05	5,085,687

(1)
Represents information for the 2012 Long-Term Incentive Plan.

(2)
Includes 10,344,459 shares of restricted stock not yet vested.

        Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

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

(3)
Exhibits:

2.1	Securities Purchase Agreement dated December 21, 2011 by and between RAM Energy Resources, Inc. and Halcón Resources LLC (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed December 22, 2011).

2.1.1	First Amendment to Securities Purchase Agreement dated January 4, 2012 by and between RAM Energy Resources, Inc. and Halcón Resources LLC (Incorporated by reference to Exhibit 2.1.1 of our Current Report on Form 8-K filed January 5, 2012).

2.2	Agreement and Plan of Merger, dated as of April 24, 2012 by and among Halcón Resources Corporation, Leopard Sub I, Inc., Leopard Sub II, LLC and GeoResources, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed April 25, 2012).

2.3	Agreement of Sale and Purchase dated May 8, 2012 between NCL Appalachian Partners, L.P., as Seller, and Halcón Energy Properties, Inc., as Buyer (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed July 2, 2012).

2.4	Purchase and Sale Agreement dated as of the 5th day of June, 2012, among CH4 Energy II, LLC, PetroMax Leon, LLC and Petro Texas LLC and Halcón Energy Properties, Inc., and joined by PetroMax Operating Co., Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed August 7, 2012).

2.5	Reorganization and Interest Purchase Agreement dated October 19, 2012 by and among Halcón Energy Properties, Inc., Petro-Hunt, L.L.C. and Pillar Energy, LLC (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed October 22, 2012).

2.6	Agreement of Sale and Purchase by and among Halcón Energy Properties, Inc., Halcón Field Services, LLC, HK Energy, LLC, Halcón Operating Co, Inc., HK Energy Operating, LLC, and Halcón Resources Operating, Inc., and New Gulf Resources, LLC, dated February 25, 2014 (Incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 filed May 8, 2014).

2.6.1	Amendment No. 1 Agreement of Sale and Purchase by and among Halcón Energy Properties, Inc., Halcón Field Services, LLC, HK Energy, LLC, Halcón Operating Co, Inc., HK Energy Operating, LLC, and Halcón Resources Operating, Inc., and New Gulf Resources, LLC, dated April 10, 2014 (Incorporated by reference to Exhibit 2.2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed July 31, 2014).

3.1	Amended and Restated Certificate of Incorporation of RAM Energy Resources, Inc. dated February 8, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 9, 2012).

3.1.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation, effective as of February 10, 2012 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed February 9, 2012).

3.1.2	Certificate of Designation, Preferences, Rights and Limitations of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation dated March 2, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed March 5, 2012).

3.1.3	Certificate of Elimination of 8% Automatically Convertible Preferred Stock dated November 30, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 4, 2012).

3.1.4	Certificate of Designation, Preferences, Rights and Limitations of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation dated December 5, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 11, 2012).

3.1.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation dated January 17, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 23, 2013).

3.1.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation, effective as of May 23, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 29, 2013).

3.1.7	Certificate of Designations, Preferences, Rights and Limitations of 5.75% Series A Convertible Perpetual Preferred Stock of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 18, 2013).

3.1.8	Certificate of Elimination of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed June 18, 2013).

3.1.9	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, effective as of May 22, 2014 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 27, 2014).

3.2	Fourth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed November 6, 2012).

4.1	Convertible Promissory Note dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed February 9, 2012).

4.2	Warrant Certificate dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed February 9, 2012).

4.3	Registration Rights Agreement dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed February 9, 2012).

4.4	Indenture dated as of July 16, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 9.75% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed July 17, 2012).

4.5	Registration Rights Agreement dated July 16, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed July 17, 2012).

4.6	First Supplemental Indenture dated as of August 1, 2012, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 2, 2012).

4.7	Second Supplemental Indenture dated as of August 1, 2012, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed August 2, 2012).

4.8	Registration Rights Agreement dated as of August 1, 2012, among CH4 Energy II, LLC, PetroMax Leon, LLC and Petro Texas LLC and Halcón Resources Corporation (subsequently joined by U.S. King King LLC) (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 7, 2012).

4.9	Registration Rights Agreement dated March 5, 2012, between Halcón Resources Corporation and Barclays Capital, Inc. as lead placement agent for the benefit of the initial holders named therein (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 5, 2012).

4.10	Registration Rights Agreement dated as of November 6, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed November 7, 2012).

4.11	Indenture dated as of November 6, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 8.875% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 7, 2012).

4.12	First Supplemental Indenture dated December 6, 2012, among Halcón Williston I, LLC and Halcón Williston II, LLC, the existing guarantors, Halcón Resources Corporation, the parties named therein as subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 8.875% senior notes due 2021 (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed December 11, 2012).

4.13	Third Supplemental Indenture dated December 6, 2012, among Halcón Resources Corporation and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed December 11, 2012).

4.14	Registration Rights Agreement dated December 6, 2012, between Halcón Resources Corporation and Petro-Hunt Holdings LLC and Pillar Holdings LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed December 11, 2012).

4.15	First Amendment to Registration Rights Agreement dated December 6, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed December 11, 2012).

4.16	Registration Rights Agreement, dated as of January 14, 2013, between Halcón Resources Corporation and Wells Fargo Securities, LLC, on behalf of the initial purchasers named therein (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed January 15, 2013).

4.17	Waiver, dated July 3, 2013, relating to Registration Rights Agreement dated December 6, 2012 by and among Halcón Resources Corporation and Petro-Hunt Holdings, LLC and Pillar Holdings, LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed July 10, 2013).

4.18	Indenture dated as of August 13, 2013, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 9.25% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 13, 2013).

4.19	Registration Rights Agreement dated as of August 13, 2013, among Halcón Resources Corporation and BMO Capital Markets Corp., on behalf of the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed August 13, 2013).

4.20	Registration Rights Agreement, dated as of December 19, 2013, between Halcón Resources Corporation and Barclays Capital Inc. and Wells Fargo Securities, LLC as the initial purchasers (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed December 20, 2013).

10.1	Senior Revolving Credit Agreement dated as of February 8, 2012, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 9, 2012).

10.2	First Amendment to Senior Revolving Credit Agreement, dated as of August 1, 2012, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 2, 2012).

10.3	Second Amendment to Senior Revolving Credit Agreement, dated as of January 25, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 30, 2013).

10.4	Third Amendment to Senior Revolving Credit Agreement, dated as of April 26, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.5	Fourth Amendment to Senior Revolving Credit Agreement, dated as of May 8, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 14, 2013).

10.6	Fifth Amendment to Senior Revolving Credit Agreement, dated as of June 11, 2013, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 17, 2013).

10.7	Sixth Amendment to Senior Revolving Credit Agreement, dated as of October 31, 2013, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013).

10.8	Seventh Amendment to Senior Revolving Credit Agreement, dated as of March 21, 2014, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 27, 2014).

10.9	Eighth Amendment to Senior Revolving Credit Agreement, dated as of September 30, 2014, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2014).

10.10	Ninth Amendment to Senior Revolving Credit Agreement, dated as of February 25, 2015, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 25, 2015).

10.11	Guarantee and Collateral Agreement dated as of February 8, 2012, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 9, 2012).

10.12	Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 8, 2012).

10.13	Stock Ownership Guidelines Policy (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 8, 2012).

10.14	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 13, 2012).

10.15	Voting Agreement dated as of April 24, 2012 by and between GeoResources, Inc. and HALRES LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 25, 2012).

10.16	Voting Agreement dated as of April 24, 2012 by and among Halcón Resources Corporation, Leopard Sub I, Inc. and each of the stockholders party thereto (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 25, 2012).

10.17		Confidential Information, Non-Competition and Non-Solicit Agreement dated as of April 24, 2012 by and between Halcón Resources Corporation and Frank A. Lodzinski (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 25, 2012).

10.18	†	Halcón Resources Corporation First Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K filed March 4, 2013).
10.19	†	Amendment No. 1 to Halcón Resources Corporation First Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2013).

10.20	†	Employment Agreement between Floyd C. Wilson and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 5, 2012).

10.21	†	Employment Agreement between Stephen W. Herod and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed June 5, 2012).

10.22	†	Employment Agreement between Mark J. Mize and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed June 5, 2012).

10.23	†	Employment Agreement between David S. Elkouri and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed June 5, 2012).

10.24	†	Employment Agreement between Joseph S. Rinando, III and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed June 5, 2012).

10.25	†	Employment Agreement between Charles E. Cusack, III and Halcón Resources Corporation dated November 8, 2012 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 27, 2014).

10.26	†	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 13, 2012).

10.27	†	Form of Employee Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed June 13, 2012).

10.28	†	Form of Non-Employee Director Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed June 13, 2012).

10.29	†	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed July 31, 2014).

10.30		Purchase Agreement dated June 29, 2012, by and between Halcón Resources Corporation and Wells Fargo Securities, LLC as representative of the initial purchasers named therein relating to Halcón Resources Corporation's 9.75% Senior Notes due 2020 (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.31		Escrow Agreement, dated as of July 16, 2012, by and among Halcón Resources Corporation, U.S. Bank National Association, as trustee under the Indenture, and U.S. Bank National Association, as escrow and paying agent (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 17, 2012).

10.32	†	Employment Agreement between Robert J. Anderson and Halcón Resources Corporation dated August 1, 2012 (Incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q filed November 8, 2012).

10.33		Common Stock Purchase Agreement dated October 19, 2012, by and between Halcón Resources Corporation and CPP Investment Board PMI-2 Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 22, 2012).

10.34		Purchase Agreement dated October 23, 2012, by and between Halcón Resources Corporation and Wells Fargo Securities, LLC as representative of the initial purchasers named therein relating to Halcón Resources Corporation's 8.875% Senior Notes due 2021 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 26, 2012).

10.35		Escrow Agreement, dated as of November 6, 2012, by and among Halcón Resources Corporation, U.S. Bank National Association, as trustee under the Indenture, and U.S. Bank National Association, as escrow and paying agent (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 7, 2012).

10.36		Stockholders Agreement dated December 6, 2012, between Halcón Resources Corporation and CPP Investment Board PMI-2 Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 11, 2012).

10.37		Purchase Agreement, dated January 9, 2013, among Halcón Resources Corporation, the subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 15, 2013).

10.38		Underwriting Agreement, dated June 13, 2013, among Halcón Resources Corporation, J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the underwriters named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 18, 2013).

10.39		Underwriting Agreement, dated August 8, 2013, among Halcón Resources Corporation and Barclays Capital Inc., as representatives of the underwriters named therein (Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed August 13, 2013).

10.40		Purchase Agreement, dated August 8, 2013, among Halcón Resources Corporation and BMO Capital Markets Corp., as representatives of the initial purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 13, 2013).

10.41		Purchase Agreement, dated December 16, 2013, among Halcón Resources Corporation, the subsidiary guarantors named therein and Barclays Capital Inc. and Wells Fargo Securities, LLC as the initial purchasers (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 20, 2013).

12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

21.1	*	List of Subsidiaries of Halcón Resources Corporation

23.1	*	Consent of Deloitte & Touche LLP

23.2	*	Consent of Netherland, Sewell & Associates, Inc.

31.1	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer

31.2	*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer

32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

99.1	*	Report of Netherland, Sewell & Associates, Inc.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

HALCÓN RESOURCES CORPORATION
Date: February 26, 2015	By:	/s/ FLOYD C. WILSON Floyd C. Wilson Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FLOYD C. WILSON Floyd C. Wilson	Chairman of the Board, Chief Executive Officer and Director	February 26, 2015
/s/ MARK J. MIZE Mark J. Mize	Executive Vice President, Chief Financial Officer and Treasurer	February 26, 2015
/s/ JOSEPH S. RINANDO, III Joseph S. Rinando, III	Senior Vice President, Chief Accounting Officer and Controller	February 26, 2015
/s/ TUCKER S. BRIDWELL Tucker S. Bridwell	Director	February 26, 2015
/s/ JAMES W. CHRISTMAS James W. Christmas	Director	February 26, 2015
/s/ THOMAS R. FULLER Thomas R. Fuller	Director	February 26, 2015
/s/ KEVIN E. GODWIN Kevin E. Godwin	Director	February 26, 2015

Signature	Title	Date

/s/ DAVID S. HUNT David S. Hunt	Director	February 26, 2015
/s/ DAVID B. MILLER David B. Miller	Director	February 26, 2015
/s/ DANIEL A. RIOUX Daniel A. Rioux	Director	February 26, 2015
/s/ MICHAEL A. VLASIC Michael A. Vlasic	Director	February 26, 2015
/s/ MARK A. WELSH IV Mark A. Welsh IV	Director	February 26, 2015