Form 10-K/A
period 2014-12-31
HALCON RESOURCES CORP
filed 2015-03-05
CIK 1282648

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        This Form 10-K/A (this "Amendment") amends Halcón Resources Corporation's (the "Company") annual report on Form 10-K for the year ended December 31, 2014 (the "Original 10-K"), which was filed with the Securities and Exchange Commission (the "Commission") on February 26, 2015. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

        In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety, and the Index to Exhibits of the Original 10-K is hereby amended and restated in its entirety.

        This Amendment speaks as of the original filing date of the Original 10-K and reflects only the changes to the cover page, Items 10 through 14 of Part III and the Index to Exhibits. No other information included in the Original 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way, and the Company has not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original 10-K or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

        We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  The Board of Directors

        Our business and affairs are managed under the direction of our board of directors, or board. Our bylaws specify that we shall not have less than one nor more than fifteen directors, and our board currently has ten members. Under our bylaws, each director holds office until the annual stockholders' meeting at which such director's class stands for re-election and until the director's successor is duly elected and qualified, or until such director's earlier death, resignation or removal. Our certificate of incorporation provides that our board of directors is classified into three classes: Class A, Class B and Class C, with the number of directors in each class being as nearly equal as possible, and each class having a three-year term of office.

        On February 8, 2012, HALRES LLC (formerly Halcón Resources, LLC), a newly-formed limited liability company led by Floyd C. Wilson, recapitalized us with a $550.0 million investment structured as the purchase of $275.0 million in new common stock, a $275.0 million five-year 8.0% convertible note and warrants for the purchase of an additional 36.7 million shares of our common stock at an exercise price of $4.50 per share. We refer to this transaction as the "Recapitalization."

        In connection with the closing of the Recapitalization, Floyd C. Wilson, Tucker S. Bridwell, James W. Christmas, Thomas R. Fuller, James L. Irish III, E. Murphy Markham IV, David B. Miller, Daniel A. Rioux, Stephen P. Smiley and Mark A. Welsh IV, were appointed as directors. In August 2012, Michael A. Vlasic was appointed to our board of directors. In December 2012, Mr. Markham resigned from our board of directors and Kevin E. Godwin and David S. Hunt were appointed to our board of directors. In January 2015, Messrs. Irish and Smiley resigned from our board of directors.

        Also in connection with the closing of the Recapitalization, our newly appointed board of directors appointed Floyd C. Wilson as Chairman of the Board, Chief Executive Officer and President and Mark J. Mize as Executive Vice President, Chief Financial Officer and Treasurer. In the months that followed, our board of directors appointed several additional executive officers, including Stephen W. Herod as our new President, and other members of senior management.

        The following table sets forth the names and ages of all current directors, the positions and offices with us held by such persons, the years in which their current terms as directors expire and the length of their continuous service as a director:

Name	Director Since	Age	Position	Expiration of Term
Floyd C. Wilson	Feb. 2012	68	Chairman of the Board and Chief Executive Officer	2016
Tucker S. Bridwell	Feb. 2012	63	Director	2015
James W. Christmas	Feb. 2012	66	Lead Director	2017
Thomas R. Fuller	Feb. 2012	67	Director	2017
Kevin E. Godwin	Dec. 2012	48	Director	2015
David S. Hunt	Dec. 2012	52	Director	2015
David B. Miller.	Feb. 2012	65	Director	2017
Daniel A. Rioux	Feb. 2012	46	Director	2016
Michael A. Vlasic	Aug. 2012	54	Director	2016
Mark A. Welsh IV	Feb. 2012	35	Director	2015

        Floyd C. Wilson became our Chairman and Chief Executive Officer in February 2012 as a result of the Recapitalization. Prior to February 2012, he was President of HALRES LLC, an oil and natural gas company that he founded in October 2011. Mr. Wilson served as Chairman of the Board and Chief

Executive Officer of Petrohawk Energy Corporation from May 25, 2004 until BHP Billiton acquired Petrohawk for $15.1 billion, including assumed debt, in August 2011. Mr. Wilson also served as President of Petrohawk from May 25, 2004 until September 8, 2009. Prior to May 25, 2004, he was President and Chief Executive Officer of PHAWK, LLC which he founded in June 2003. Mr. Wilson was the Chairman and Chief Executive Officer of 3TEC Energy Corporation from August 1999 until its merger with Plains Exploration & Production Company in June 2003. Mr. Wilson founded W/E Energy Company L.L.C., formerly known as 3TEC Energy Company L.L.C. in 1998 and served as its President until August 1999. Mr. Wilson began his career in the energy business in Houston, Texas in 1970 as a completion engineer. He moved to Wichita, Kansas in 1976 to start an oil and gas operating company, one of several private energy ventures which preceded the formation of Hugoton Energy Corporation in 1987, where he served as Chairman, President and Chief Executive Officer. In 1994, Hugoton completed an initial public offering and was merged into Chesapeake Energy Corporation in 1998.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Wilson's contributions to the board, determined that his role as the Company's Chief Executive Officer, his experience in the energy industry and his many years of service as a director and chief executive officer of oil and natural gas exploration and production companies provide significant contributions to the Company's board of directors.

        Tucker S. Bridwell became a director in February 2012 as a result of the Recapitalization. Mr. Bridwell served as a director of Petrohawk Energy Corporation from May 2004 until December 2010. Mr. Bridwell has been the President of Mansefeldt Investment Corporation and the Dian Graves Owen Foundation since September 1997 and manages investments in both entities. He has been in the energy business in various capacities for over 27 years, focusing on oil and gas private equity and public oil and gas investments with extensive experience in managing both public and private energy companies. Mr. Bridwell is a Certified Public Accountant and has practiced public accountancy, specializing in oil and gas. He earned a Bachelor of Business Administration degree and a Master of Business Administration degree from Southern Methodist University. He has also served on the audit committees of numerous businesses, including Petrohawk and non-profit organizations. Currently, he serves on the board of directors of Concho Resources, Inc. and First Financial Bankshares, Inc. He is also Lead Director and Chairman of the Nominating and Corporate Governance Committee of First Financial Bankshares, Inc. Mr. Bridwell previously served as Chairman of First Permian, LLC from 2000 until its sale to Energen Corporation in April 2002.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Bridwell's contributions to the board, determined that his experience in accounting, investing and management provide significant contributions to the Company's board of directors.

        James W. Christmas became a director in February 2012 as a result of the Recapitalization. Mr. Christmas began serving as a director of Petrohawk Energy Corporation on July 12, 2006, effective upon the merger of KCS Energy, Inc. ("KCS") into Petrohawk. He continued to serve as a director, and as Vice Chairman of the Board of Directors, for Petrohawk until BHP Billiton acquired all of Petrohawk in August 2011. He also served on the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Christmas served as a member of the Board of Directors of Petrohawk, a wholly-owned subsidiary of BHP Billiton, and as chair of the Financial Reporting Committee of such board until September 2014. He also serves on the Advisory Board of the Tobin School of Business of St. John's University. Mr. Christmas serves as a director of Rice Energy, as chairman of its audit committee and a member of its compensation committee, and as a director and member of the audit committee and compensation committee of Yuma Energy. He served as President and Chief Executive Officer of KCS from 1988 until April 2003 and Chairman of the Board and Chief Executive Officer of KCS until its merger into Petrohawk. Mr. Christmas was a Certified Public Accountant in New York and was with Arthur Andersen & Co. from 1970 until 1978 before leaving to join National Utilities & Industries ("NUI"), a diversified energy company, as Vice President and Controller. He remained with

NUI until 1988, when NUI spun out its unregulated activities that ultimately became part of KCS. As an auditor and audit manager, controller and in his role as CEO of KCS, Mr. Christmas was directly or indirectly responsible for financial reporting and compliance with SEC regulations, and as such has extensive experience in reviewing and evaluating financial reports, as well as in evaluating executive and board performance and in recruiting directors.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Christmas's contributions to the board, determined that his prior experience as an executive and director and his past audit, accounting and financial reporting experience provide significant contributions to the Company's board of directors.

        Thomas R. Fuller became a director in February 2012 as a result of the Recapitalization. Mr. Fuller served as a director at Petrohawk Energy Corporation from March 6, 2006 until BHP Billiton acquired Petrohawk in August 2011. Mr. Fuller served on Petrohawk's Reserves Committee and was the Chairman of the Nominating and Corporate Governance Committee. Since December 1988, Mr. Fuller has been a principal of Diverse Energy Management Co. (or related "Diverse" companies), a private upstream acquisition, drilling and production company which also invests in other energy-related companies. Mr. Fuller has earned degrees from the University of Wyoming and the Louisiana State University School of Banking of the South and is a Registered Professional Engineer in Texas. He has 48 years of experience as a petroleum engineer, specializing in economic and reserves evaluation. He has served as an employee, officer, partner or director of various companies, including ExxonMobil, First City National Bank, Hillin Oil Co., Diverse Energy Management Co. and Rimco Royalty Partners. On February 27, 2015, Mr. Fuller became a director of Marlin Midstream Partners, LP ("Fish"). Mr. Fuller also has extensive experience in energy-related merger and acquisition transactions, having generated and closed over 90 producing property acquisitions during his career. As a primary lending officer to many independent energy companies, Mr. Fuller has extensive experience in analyzing and evaluating financial, business and operational strategies for energy companies.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Fuller's contributions to the board, determined that his petroleum engineering and energy-related acquisitions and analytical experience provide significant contributions to the Company's board of directors.

        Kevin E. Godwin became a director in December 2012 in connection with the closing of the private placement of common stock to Canada Pension Plan Investment Board. Mr. Godwin currently serves as a Senior Portfolio Manager of Canada Pension Plan Investment Board in its Relationship Investments group, a position he has held since 2008. From 2005 to 2008, Mr. Godwin served as a Principal of Birch Hill Equity Partners L.P. From 1995 to 2005, he worked at TD Securities then TD Capital Group Limited, ultimately serving as Vice President and Director. Mr. Godwin began his professional career in 1989 with ICI Explosives then Stuart Energy serving as a Project Engineer. Mr. Godwin is a graduate of Queen's University (Kingston, Ontario), having received a Bachelor's Degree in Applied Science (Mechanical Engineering) in 1989. He also received a Masters Degree in Business Administration in 1995 from the Richard Ivey School of Business, University of Western Ontario. In 2012, Mr. Godwin received the ICD.D designation from the Institute of Corporate Directors. Mr. Godwin has served on the board of directors of several private companies.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Godwin's contributions to the board, determined that his background in finance and investment provide significant contributions to the Company's board of directors.

        David S. Hunt became a director in December 2012 in connection with the closing of the acquisition of the Williston Basin Assets. Mr. Hunt is the founder and Managing Partner of Genesis Acquisition Partners, L.P., an independent oil and gas acquisition, development and production company headquartered in Dallas, Texas, since 1995. He has been an active investor in the oil and gas exploration, oil service and midstream sectors for more than 25 years. Mr. Hunt has made numerous equity and debt investments in companies ranging from private start-ups to later stage public companies across a number of different industries. Mr. Hunt was a director of Cornerstone Natural Gas, Inc. (AMEX: CGA) from November 1993, when the company emerged from bankruptcy reorganization, until June 1996 when Cornerstone was sold to El Paso Natural Gas Company. Mr. Hunt graduated from the University of Texas with a BA in Business in 1985.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Hunt's contributions to the board, determined that his investment experience in the oil and gas exploration, oil service and midstream sectors, as well as his familiarity with the Company's properties in the Williston Basin provide significant contributions to the Company's board of directors.

        David B. Miller became a director in February 2012 as a result of the Recapitalization. Mr. Miller currently serves as a Managing Partner of EnCap Investments L.P. From 1988 to 1996, Mr. Miller served as President of PMC Reserve Acquisition Company, a partnership jointly-owned by EnCap and Pitts Energy Group. Prior to the establishment of EnCap, he served as Co-Chief Executive Officer of MAZE Exploration Inc., a Denver-based oil and gas company he co-founded in 1981. Mr. Miller began his professional career with Republic National Bank of Dallas, ultimately serving as Vice President and Manager of the bank's wholly-owned subsidiary, Republic Energy Finance Corporation. Mr. Miller is a graduate of Southern Methodist University, having received Bachelors and Masters Degrees in Business Administration in 1972 and 1973, respectively. He serves on the Board of Trustees at Southern Methodist University and also is a member of the Executive Board of the Edwin L. Cox School of Business. Mr. Miller is a recipient of Distinquished Alumnus Awards from both Southern Methodist University and the Cox School. In 2004, Mr. Miller was appointed to the National Petroleum Council, an advisory body to the Secretary of Energy, and he is a member of the Board of Advisors of the Maguire Energy Institute. Additionally, he is a member of the Independent Petroleum Association of America, the Texas Independent Producers and Royalty Owners Association, the Independent Petroleum Association of Mountain States and the Dallas Wildcat Committee. Mr. Miller currently serves on the board of directors of several EnCap portfolio companies.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Miller's contributions to the board, determined that his experience in upstream and midstream energy investments and energy-related acquisitions and financing provides significant contributions to the Company's board of directors.

        Daniel A. Rioux became a director in February 2012 as a result of the Recapitalization. Mr. Rioux is a Founder and Managing Partner of Old Ironsides Energy, LLC, an oil and gas investment firm that manages a multi-billion dollar portfolio. From April 2009 to August 2013, Mr. Rioux was Co-President and Chief Executive Officer of Liberty Energy Holdings, LLC. From 2001 to 2008, Mr. Rioux served as Vice President of Liberty Energy Holdings, LLC, where he had responsibility for all of the company's investment and management decisions. From 1993 until 2000, Mr. Rioux was employed by Liberty Energy Corporation, a subsidiary of Liberty Energy Holdings, LLC. Mr. Rioux currently serves as a director of Vermilion Cliffs Partners, a Fort Worth, Texas-based exploration and production company, and Axia Energy, LLC, a Denver-based exploration and production company, as well as a manager of Wildcat Midstream Holdings LLC, a company focused on the development, acquisition and operation of gas gathering and midstream oil and gas assets. Mr. Rioux previously served as a Director of Petrohawk Energy Corporation from 2004 to 2006 and as a director of Energy Transfer Equity from 2002 to 2006. He also served as a director of the Independent Petroleum Association of America from 2003 to 2011. Mr. Rioux holds a B.S. in Finance from Bryant College and an M.B.A from Babson College.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Rioux's contributions to the board, determined that his experience in energy banking, finance and service as a director of energy companies provide a significant contribution to the Company's board of directors.

        Michael A. Vlasic became a director in August 2012 as a result of the GeoResources Merger. Immediately prior to his election to the Company's board of directors, Mr. Vlasic had served on the board of directors of GeoResources, Inc. since April 2007. He also served on the board of managers of Southern Bay Energy, LLC from its inception in 2004 until it was acquired by GeoResources in April 2007. He previously was a Director of Texoil, Inc., a company with a class of equity securities registered under the Exchange Act, where he served on its executive committee from 1997 until its sale to Ocean Energy Inc. in 2001. From July 1989 to December 2013 he served as Chief Executive Manager of Vlasic Investments L.L.C. In January 2014 he founded a private investment company, NBT Investments LLC. He is the founder and a Director of MAV Development Company. Mr. Vlasic has served in various executive positions, including CFO and President, of private companies in a variety of industries; including automobile and truck fleeting leasing, computer equipment leasing and services, oil and gas exploration and production, aircraft maintenance, management and leasing, and real estate development and construction. He has served on the investment committee of venture capital, private equity and direct lending investment funds. Mr. Vlasic serves on the board of Bessemer Trust Company and some of its affiliates. He also serves on the investment committee of HV Capital Investors. He is a 1982 graduate of Brown University and holds an MBA from the University of Michigan.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Vlasic's contributions to the board, determined that his industry experience and his previous board experience provide significant contributions to the Company's board of directors.

        Mark A. Welsh IV became a director in February 2012 as a result of the Recapitalization. Mr. Welsh currently serves as a Managing Director of EnCap Investments L.P. Mr. Welsh has 13 years of experience in private equity, including nine years with EnCap. Prior to joining EnCap, Mr. Welsh served as a financial analyst with The Blackstone Group L.P. and as a Vice President with Adam Corporation. Mr. Welsh serves on the board of directors of several EnCap portfolio companies. Mr. Welsh received a Bachelor of Business Administration degree in Finance from Texas A&M University, where he was recognized with the Brown-Rudder Award as the outstanding graduate in his class.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Welsh's contributions to the board, determined that his experience in upstream and midstream energy investments and energy-related acquisitions and financing provides significant contributions to the Company's board of directors.

  Meetings of Our Board of Directors and Committees of the Board

        Our board of directors has the responsibility for establishing our broad corporate policies and for our overall performance. However, the board of directors is not involved in our day-to-day operations. The board of directors is kept informed of our business through discussions with our Chairman and Chief Executive Officer, Executive Vice President, Corporate Affairs and other officers, by reviewing analyses and reports provided to it on a regular basis, and by participating in board of directors and committee meetings. Our board of directors held six (6) meetings during 2014, including telephonic meetings, and acted by unanimous written consent six (6) times, and all directors attended at least 75% of the total meetings of the board of directors and the committees on which such director served during the fiscal year.

        Our board of directors currently has four standing committees: Audit, Compensation, Nominating and Corporate Governance, and Reserves. Actions taken by our committees are reported to the full board of directors. Each committee conducts an annual evaluation of its duties and is expected to conduct an annual review of its charter. Each committee has authority to retain, set the compensation for, and terminate consultants, outside counsel and other advisers as that committee determines to be appropriate. As discussed in more detail below, the composition of the Audit, Compensation,

Nominating and Corporate Governance, and Reserves committees changed following the January 2015 resignations of Messrs. Irish and Smiley.

        Audit Committee.    The members of our Audit Committee are James W. Christmas, Kevin E. Godwin and Mark A Welsh IV, with Mr. Christmas serving as the chairman. Messrs. Irish and Smiley also served on the Audit Committee prior to their resignation from our board of directors in January 2015, with Mr. Irish serving as the chairman until January 2015. Our board of directors has determined that all members of our audit committee are financially literate within the meaning of SEC rules, under the current listing standards of the NYSE and in accordance with our audit committee charter. Our board of directors has also determined that all members of the audit committee are independent, within the meaning of SEC and NYSE regulations for independence for audit committee members, under our corporate governance guidelines, and in accordance with our audit committee charter. The board of directors has also determined that Mr. Christmas is an "audit committee financial expert" (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Christmas has acquired these attributes by his educational background and by having held various positions that provided relevant experience, as described in his biographical information under "The Board of Directors" above.

        The Audit Committee is responsible for oversight of Company risks relating to accounting matters, financial reporting and related legal and regulatory compliance. The Audit Committee annually considers the qualifications and evaluates the performance of our independent auditor and selects and engages our independent auditor. The Audit Committee meets quarterly with representatives of the independent auditor and is available to meet at the request of the independent auditor. During these meetings, the Audit Committee receives reports regarding our books of accounts, accounting procedures, financial statements, audit policies and procedures, internal accounting and financial controls, and other matters within the scope of the Audit Committee's duties. The Audit Committee reviews the plans for and the results of audits for us and our subsidiaries. The Audit Committee reviews the independence of the independent auditor, and considers and authorizes the fees for both audit and non-audit services provided by the independent auditor. In 2014, our Audit Committee held five meetings, including telephonic meetings.

        The written charter adopted by our Audit Committee is available on our website at www.halconresources.com.

        Compensation Committee.    The members of our Compensation Committee are Tucker S. Bridwell, Daniel A. Rioux, Michael A. Vlasic and Mark A. Welsh IV, with Mr. Vlasic serving as the chairman. Mr. Smiley also served on the Compensation Committee prior to his resignation from our board of directors in January 2015 and also served as the chairman until November 2014. Our board of directors has determined that each member of the Compensation Committee meets the NYSE standards for independence, and is a "Non-Employee Director" as defined in Rule 16b-3 under the Exchange Act and an "outside director" as defined for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

        The Compensation Committee is entrusted with the overall responsibility for establishing, implementing and monitoring the compensation for our executive officers (our chief executive officer, president, each executive vice president, and each senior vice president). The Compensation Committee also administers our First Amended and Restated 2012 Long-Term Incentive Plan, or Plan, and

approves restricted stock awards, SAR awards and other stock-based grants for our executive officers. In 2014, our Compensation Committee held eleven meetings, including telephonic meetings and acted by unanimous written consent one time.

        Our Compensation Committee engaged Longnecker & Associates, Inc. ("Longnecker"), an outside independent compensation consulting firm, to assist the board of directors and the Compensation Committee in crafting our total compensation program for our executive officers for 2014 and to assist the board of directors in determining compensation for our non-employee directors. In connection with its engagement, Longnecker was tasked with, among other things, making recommendations to the Compensation Committee regarding an appropriate compensation peer group, assisting the Compensation Committee in establishing a competitive executive compensation program and making recommendations and providing analysis regarding the compensation of our executive officers, including the named executive officers, discussed below under the heading "Executive Compensation."

        On February 25, 2015, the board of directors approved an amendment to the charter of the Compensation Committee to re-define the term "Executive Officers" to include the Company's chief executive officer, president, each executive vice president and each senior vice president. The current version of the written charter adopted by our Compensation Committee is available on our website at www.halconresources.com.

        Nominating and Corporate Governance Committee.    The members of our Nominating and Corporate Governance Committee are Thomas R. Fuller, Daniel A. Rioux and Michael A. Vlasic, with Mr. Rioux serving as the chairman. Messrs. Christmas and Welsh also served on the Nominating and Corporate Governance Committee, with Mr. Christmas serving as its chairman, prior to the resignations of Messrs. Irish and Smiley from our board of directors in January 2015. Our board of directors has determined that all members of the Nominating and Corporate Governance Committee who currently serve are independent pursuant to the NYSE rules and in accordance with our nominating and corporate governance committee charter.

        Our Nominating and Corporate Governance Committee is responsible for identifying qualified candidates to be presented to our board of directors for nomination as directors, ensuring that our board of directors and our organizational documents are structured in a way that best serves our practices and objectives, and developing and recommending a set of corporate governance principles. The Nominating and Corporate Governance Committee may consider candidates for our board of directors from any reasonable source, including a search firm engaged by the Nominating and Corporate Governance Committee, recommendations of the board of directors, management or, in accordance with the procedures set forth in our bylaws, our stockholders. In 2014, our Nominating and Corporate Governance Committee held three meetings and acted by unanimous written consent one time.

        The written charter adopted by our Nominating and Corporate Governance Committee is available on our website at www.halconresources.com.

        Reserves Committee.    The members of our Reserves Committee are Tucker S. Bridwell, Thomas R. Fuller, Kevin E. Godwin and David S. Hunt, with Mr. Fuller serving as the chairman. Mr. Welsh served on the Reserves Committee prior to the resignations of Messrs. Irish and Smiley from our board of directors in January 2015. Our Reserves Committee is composed solely of non-employee directors who meet the "independence" standards of the NYSE. Our Reserves Committee has been formed to assist our board of directors with oversight in the preparation by independent petroleum engineers of annual and any special reserve reports and/or audits of the estimated amounts of our consolidated hydrocarbon reserves and related information. The Reserves Committee selects, engages and determines funding for the independent petroleum engineers who evaluate our hydrocarbon reserves and also determines their independence from Halcón in accordance with, among other things, the Standards Pertaining to the Estimating and Auditing of Oil and Gas

Reserves Information promulgated by the Society of Petroleum Engineers. In 2014, our Reserves Committee held six meetings, including telephonic meetings.

        On February 27, 2013, the board of directors approved amendments to the charter of the Reserves Committee to clarify certain procedural matters relating to operation, responsibilities and authority of the Reserves Committee, including the authority of the Reserves Committee to expend such Company funds as it deems necessary to carry out its responsibilities under its charter. The current version of the written charter adopted by our Reserves Committee is available on our website at www.halconresources.com.

  Corporate Governance Matters

        Corporate Governance Web Page and Available Documents.    We maintain a corporate governance page on our website at www.halconresources.com where you can find the following documents:

  •
  our corporate governance guidelines;

  •
  our code of ethics;

  •
  our code of conduct;

  •
  our insider trading policy and guidelines with respect to certain transactions in company securities; and

  •
  the charters of our Audit, Compensation, Nominating and Corporate Governance, and Reserves Committees.

        We will also provide a printed copy of these documents, without charge, to stockholders who request copies in writing from Scott Zuehlke, Vice President, Investor Relations, Halcón Resources Corporation, 1000 Louisiana St., Suite 6700, Houston, Texas 77002.

        Nomination Process.    The Nominating and Corporate Governance Committee will consider stockholder nominees for election as directors. Any stockholder nominations must be received by us not less than sixty (60) days nor more than ninety (90) days prior to the annual meeting; provided however, that in the event that less than seventy (70) days notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder, to be timely, must be received no later than the close of business on the tenth (10th) day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs. Nominations should be delivered to the Nominating and Corporate Governance Committee at the following address: The Halcón Resources Nominating and Corporate Governance Committee, c/o Daniel A. Rioux, Committee Chairman, Halcón Resources Corporation, 1000 Louisiana St., Suite 6700, Houston, Texas 77002. The stockholder's nomination notice must set forth: (i) as to each person whom the stockholder proposes to nominate for election or re-election as a director: (a) the name, age, business address and residence address of the person; (b) the principal occupation or employment and business experience of the person for at least the previous five years; (c) the class and number of shares of our capital stock which are beneficially owned by the person; and (d) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to the rules and regulations of the SEC under Section 14 of the Exchange Act; and (ii) as to the stockholder giving the notice: (a) the name and record address of the stockholder; and (b) the class and number of shares of our capital stock beneficially owned by the stockholder. Such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director, if elected. We may require any proposed nominee to furnish such other information as may reasonably be required by us to determine the eligibility of such proposed nominee to serve as a director.

        In considering possible candidates for election as a director, the Nominating and Corporate Governance Committee is guided by the principles that each director should be an individual of high character and integrity and have:

  •
  independence;

  •
  wisdom;

  •
  an understanding and general acceptance of our corporate philosophies;

  •
  business or professional knowledge and experience that can address our challenges and opportunities, and contribute meaningfully to the deliberations of our board of directors;

  •
  a proven record of accomplishment with an excellent organization;

  •
  an inquiring mind;

  •
  a willingness to speak one's mind;

  •
  an ability to challenge and stimulate management; and

  •
  a willingness to commit time and energy to our business affairs.

        In addition to considering possible candidates for election as directors, the Nominating and Corporate Governance Committee may, in its discretion, review the qualifications and backgrounds of existing directors and other nominees (without regard to whether a nominee has been recommended by stockholders), as well as the overall composition of our board of directors, and recommend the slate of directors to be nominated for election at the ensuing annual meeting of stockholders. Currently, we do not employ or pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees.

        The charter of our Nominating and Corporate Governance Committee provides that the Committee will evaluate our corporate governance effectiveness and recommend such revisions as it deems appropriate to improve our corporate governance. The areas of evaluation may include such matters as the size and independence requirements of our board of directors, board committees, management succession and planning, and regular meetings of our non-employee directors without management in executive sessions.

        Board Diversity.    Our board of directors does not have a formal written policy with regard to the consideration of diversity in identifying director nominees. Our Nominating and Corporate Governance Committee charter, however, requires the committee to review the composition of the board as a whole and recommend, if necessary, measures to be taken so that our board not only contains the required number of independent directors, but also reflects the balance of knowledge, experience, skills, expertise, integrity, analytical ability and diversity as a whole that the committee deems appropriate. This review includes an assessment as to our board's current and anticipated need for directors with specific qualities, skills, experience or backgrounds; the availability of highly qualified candidates; committee workloads and membership needs; and anticipated director retirements.

        Leadership Structure.    Our board currently combines the role of Chairman with the role of Chief Executive Officer, or CEO, and maintains a separate empowered lead independent director position ("Lead Director") to further strengthen our governance structure. Our board believes this provides an efficient and effective leadership model for the Company. Combining the Chairman and CEO roles fosters clear accountability, effective decision-making and alignment on corporate strategy while reducing the potential for fractured leadership that can undermine successful implementation of policy.

        Our board believes that the Company is strengthened by the chairmanship of Mr. Wilson, who provides strategic, operational and technical expertise, vision and a proven ability to lead the Company. Our board believes that, under the present circumstances, the interests of the Company and its stockholders are best served by the leadership and direction of Mr. Wilson as Chairman and CEO. Our board recognizes that no single leadership model is right for all companies and at all times and that, depending on the circumstances, other leadership models, such as a separate independent chairman of the board, might be appropriate.

        Mr. James W. Christmas, who is an independent and non-management director, was elected by the board at its meeting held on January 21, 2015 to serve as our Lead Director following Mr. Irish's resignation from our board of directors in January 2015. During 2014, Mr. Irish served as our Lead Director following his re-election by the board at its meeting held on July 29, 2014. A Lead Director will be elected annually by our board. Our Lead Director serves as a key component of our governance structure, subject to oversight by the independent members of our board. The Lead Director's responsibilities and authority generally include:

  •
  presiding over all executive sessions of the independent directors and all other board meetings at which the Chairman is not present;

  •
  calling special meetings of the independent directors when necessary and appropriate;

  •
  coordinating the agenda for, and moderating sessions of, the board's independent directors;

  •
  serving as a liaison between the Chairman and the independent directors;

  •
  consulting with the Chairman to include and provide at meetings of the directors specific agenda items and additional materials suggested by independent board members;

  •
  approving the scheduling of regular and, where feasible, special meetings of the board to ensure that there is sufficient time for discussion of all agenda items;

  •
  facilitating communications among the other members of the board;

  •
  consulting with the chairs of the board committees and soliciting their participation to avoid diluting their authority or responsibilities; and

  •
  performing other duties as the board may from time to time delegate.

        Our corporate governance guidelines currently provide that non-management directors must meet at regularly scheduled executive sessions without management. Mr. Irish, as Lead Director, presided over the executive sessions of our non-management directors during 2014. During 2014, our non-management directors held six executive sessions without management present, and Mr. Irish presided over each executive session.

        Risk Oversight.    It is the job of our CEO, President, Chief Financial Officer, Chief Legal Officer, and other members of our senior management to identify, assess, and manage our exposure to risk. In conjunction with our risk oversight program, senior management has retained outside consultants to assist in identifying, assessing, analyzing and developing plans to mitigate enterprise risks. Our board plays an important role in overseeing management's performance of these functions. Our board of directors has approved the charter of its Audit Committee, which lists the primary responsibilities of the Audit Committee. Those responsibilities require the Audit Committee to discuss with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including the substance of any significant litigation, contingencies or claims that had, or may have, a significant impact on the financial statements. The Audit Committee is also required to discuss with management and review the mechanisms, guidelines and policies that govern the processes by which risk assessment and management are undertaken.

        Each of the board's other committees also oversees the management of risks that fall within such committee's area of responsibility. Our Compensation Committee incorporates risk considerations, including the risk of loss of key personnel, as it evaluates the performance of our CEO and other executive officers, reviews management development and determines compensation structure and amounts. Our Nominating and Corporate Governance Committee focuses on issues and risks relating to board composition, leadership structures, succession planning and corporate governance matters. The focus of our Reserves Committee is on the integrity of the process of selecting our independent petroleum engineers and whether reports prepared by our independent petroleum engineers are prepared in accordance with the accepted or required petroleum engineering standards.

        Our board receives reports from its committees regarding the risks considered in their respective areas to ensure that our board has a broad view of our strategy and overall risk management process. In performing its risk oversight function, each committee has full access to management, as well as the ability to engage advisors. Each committee's charter is available on our website at www.halconresources.com.

        Communications with the Board.    Our stockholders may communicate concerns to any director, board committee or to the full board of directors by sending letters addressed to such directors, board committees or the full board of Halcón Resources Corporation at 1000 Louisiana St., Suite 6700, Houston, Texas 77002, Attention: Larry L. Helm, Executive Vice President, Corporate Affairs. Mr. Helm will then, as appropriate, forward the communication to the intended director or directors, board committee or the full board of directors. If the stockholder wishes the communication to be confidential, then the communication should be provided in a form that will maintain confidentiality such as stamping the envelope and the contents as "confidential."

        Communications with the Non-Management Directors.    Interested parties may communicate concerns to the non-management members of our board of directors by sending a communication to the Lead Director and chairman of the Audit Committee, James W. Christmas, 1000 Louisiana St., Suite 6700, Houston, Texas 77002. Mr. Christmas will then forward such communication to all of our other non-management directors.

        Directors' Attendance at Stockholder Meetings.    Our corporate governance guidelines provide that our directors are encouraged to attend annual meetings of our stockholders. None of our directors attended last year's annual meeting of stockholders.

  Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file certain reports with the SEC concerning their beneficial ownership of our equity securities. The SEC's regulations also require that a copy of all such Section 16(a) forms filed must be furnished to us by the executive officers, directors and greater than 10% stockholders. To our knowledge based solely on a review of copies of reports filed under Section 16(a) during the 2014 fiscal year and furnished to us, our directors, executive officers and holders of 10% or more of our shares complied with these requirements.

  Code of Conduct and Code of Ethics

        The Company's Code of Conduct and Code of Ethics for the Chief Executive Officer and Senior Financial Officers can be found on the Company's website located at www.halconresources.com. Any stockholder may request a printed copy of such materials by submitting a written request to the Company's Corporate Secretary. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company will disclose the information on its website. The waiver information will remain on the website for at least twelve months after the initial disclosure of such waiver.

  Management

        The following table sets forth the names and ages of all of our executive officers, the positions and offices with us held by such persons and the months and years in which continuous service as officers began:

Name	Executive Officer Since	Age	Position
Floyd C. Wilson	Feb. 2012	68	Chairman of the Board and Chief Executive Officer
Stephen W. Herod	May 2012	55	President
Mark J. Mize	Feb. 2012	43	Executive Vice President, Chief Financial Officer and Treasurer
Charles E. Cusack III	Oct. 2012	56	Executive Vice President and Chief Operating Officer
David S. Elkouri	May 2012	61	Executive Vice President, Corporate Strategy and Chief Legal Officer
Larry L. Helm	Feb. 2013	67	Executive Vice President, Corporate Affairs and Corporate Secretary
Leah R. Kasparek	May 2012	45	Senior Vice President, Human Resources
Tina S. Obut	Feb. 2013	50	Senior Vice President, Corporate Reserves
Joseph S. Rinando, III	May 2012	43	Senior Vice President, Chief Accounting Officer and Controller

        Our executive officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified. The following paragraphs contain certain information about each of our executive officers other than Mr. Wilson, whose biographical information is included under the heading "The Board of Directors" above.

        Stephen W. Herod has served as President since May 2012. Mr. Herod served as Executive Vice President—Corporate Development and Assistant Secretary of Petrohawk Energy Corporation from August 2005 until BHP Billiton acquired Petrohawk in August 2011. Mr. Herod served as Vice President—Corporate Development of Petrohawk from May 2004 until August 2005. Prior to joining Petrohawk, he was employed by PHAWK, LLC from its formation in June 2003 until May 2004. He served as Executive Vice President—Corporate Development for 3TEC Energy Corporation from December 1999 until its merger with Plains Exploration & Production Company in June 2003 and as Assistant Secretary from May 2001 until June 2003. Mr. Herod served as a director of 3TEC from July 1997 until January 2002. Mr. Herod served as the Treasurer of 3TEC from 1999 until 2001. From July 1997 to December 1999, Mr. Herod was Vice President—Corporate Development of 3TEC. Mr. Herod served as President and a director of Shore Oil Company from April 1992 until the merger of Shore with 3TEC's predecessor in June 1997. He joined Shore's predecessor as Controller in February 1991. Mr. Herod was employed by Conquest Exploration Company from 1984 until 1991 in various financial management positions, including Operations Accounting Manager. From 1981 to 1984, Superior Oil Company employed Mr. Herod as a financial analyst. Mr. Herod is a graduate of Oklahoma State University with a Bachelor of Science degree in finance and management.

        Mark J. Mize has served as Executive Vice President, Chief Financial Officer and Treasurer since February 2012. Mr. Mize served as Executive Vice President—Chief Financial Officer and Treasurer of Petrohawk Energy Corporation from August 2007 until BHP Billiton acquired Petrohawk in August 2011. Mr. Mize served as the Chief Ethics Officer and Insider Trading Compliance Officer for Petrohawk until June 2009. Additionally, he served as Vice President, Chief Accounting Officer and Controller at Petrohawk from July 2005 until August 2007. Mr. Mize first joined Petrohawk in November 2004 as Controller. Prior to working at Petrohawk, Mr. Mize was the Manager of Financial

Reporting of Cabot Oil & Gas Corporation, a public oil and gas exploration company, from January 2003 to November 2004. Prior to his employment at Cabot Oil & Gas Corporation, he was an Audit Manager with PricewaterhouseCoopers LLP from 1996 to 2002. Mr. Mize is a Certified Public Accountant with a Bachelor degree in Accounting from the University of Houston.

        Charles E. Cusack III has served as Executive Vice President and Chief Operating Officer since May 2013. Mr. Cusack served as Executive Vice President, Exploration from November 2012 to May 2013. His responsibilities include overseeing all of the geological efforts for all of the areas where Halcón is active, as well as bringing in new opportunities. Mr. Cusack served as Vice President—Exploration at Petrohawk Energy Corporation from 2005 until its sale to BHP Billiton in 2011, where he continued his role until joining Halcón in 2012. Prior to joining Petrohawk, he was employed by PHAWK, LLC from its formation in 2003 until 2004. Mr. Cusack held various technical and management positions at 3TEC Energy Corporation, Cockrell Oil, Amerada Hess, Chevron and Tenneco Oil. Mr. Cusack began his career as a geologist with Gulf Oil in 1983 and holds a Bachelor of Science degree in Engineering Geology from Texas A&M University.

        David S. Elkouri has served as Executive Vice President, Corporate Strategy and Chief Legal Officer since April 2014. Mr. Elkouri served as Executive Vice President, General Counsel from May 2012 to April 2014. Mr. Elkouri served as EVP—General Counsel and Secretary of Petrohawk Energy Corporation from 2007 until BHP Billiton acquired Petrohawk in August 2011. He also served as Chief Ethics Officer and Insider Trading Compliance Officer of Petrohawk. From 2004 to 2007, he served as lead outside counsel for Petrohawk. Prior to that, Mr. Elkouri served as lead outside counsel for 3TEC Energy Corporation from 1999 to 2003. He also served as lead outside counsel for Hugoton Energy Corporation from 1994 to 1998. Mr. Elkouri is a co-founder of Hinkle Law Firm LLC where he practiced for 20 years prior to joining Petrohawk. Mr. Elkouri is a graduate of the University of Kansas School of Law where he served as a Research Editor of the Kansas Law Review.

        Larry L. Helm has served as Executive Vice President, Corporate Affairs since February 2013 and as Corporate Secretary since January 2015. Mr. Helm served as Executive Vice President, Finance and Administration of Petrohawk Energy Corporation from August 2007 until its sale to BHP Billiton in August 2011, where he served as Vice President, Transition until joining Halcón in 2013. Mr. Helm served as Vice President, Chief Administrative Officer of Petrohawk from July 2004 until August 2005, and as Executive Vice President, Chief Administrative Officer of Petrohawk from August 2005 until August 2007. Prior to serving as an executive officer, Mr. Helm served on Petrohawk's board of directors for approximately two months. Mr. Helm was employed with Bank One Corporation from December 1989 through December 2003. Mr. Helm served as Executive Vice President of Middle Market Banking from October 2001 to December 2003. From April 1998 to August 1999, he served as Executive Vice President of the Energy and Utilities Banking Group. Prior to joining Bank One, he worked for 16 years in the banking industry primarily serving the oil and gas sector. He served as director of 3TEC Energy Corporation from 2000 to June 2003.

        Leah R. Kasparek has served as Senior Vice President, Human Resources since January 2015. Ms. Kasparek served as Vice President, Human Resources from May 2012 to January 2015. Ms. Kasparek initially joined Halcón as Director, Human Resources in February 2012. Ms. Kasparek served as Director of Human Resources at Southwestern Energy from 2009 to 2012. She served as Division Vice President of Human Resources for CenterPoint Energy from 2004 until 2008. Ms. Kasparek was employed in 1996 by Anheuser-Busch Companies and served as Division Vice President of Human Resources from 2001 until 2004. Ms. Kasparek holds a Bachelor of Arts degree from the University of Southwestern Louisiana and earned a law degree from the University of Houston Law Center.

        Tina S. Obut has served as Senior Vice President, Corporate Reserves since January 2015. Ms. Obut served as Vice President, Corporate Reserves from February 2013 to January 2015. Ms. Obut served as Senior Manager of Petroleum Resources at BHP Billiton Petroleum from 2011 to 2012. Prior to that, she served as Senior Vice President, Corporate Reserves for Petrohawk Energy Corporation from 2006 until its sale to BHP Billiton in 2011. From 2004 to 2006, Ms. Obut served as Manager of Reservoir Engineering Evaluations at El Paso Production Company. In addition, she held various engineering, managerial and executive positions at Mission Resources, Ryder Scott Company and Chevron from 1989 to 2006. Ms. Obut graduated from Marietta College with a Bachelor of Science degree in Petroleum Engineering, a Master of Science degree in Petroleum and Natural Gas Engineering from Penn State and a Master of Business Administration from the University of Houston. Ms. Obut is a Licensed Professional Engineer in the State of Texas (#82050).

        Joseph S. Rinando, III has served as Senior Vice President, Chief Accounting Officer and Controller since January 2015. Mr. Rinando served as Vice President and Chief Accounting Officer from May 2012 to January 2015. Mr. Rinando initially joined Halcón as Director, Finance in February 2012. Mr. Rinando served as Vice President and Chief Financial Officer of Wilson Industries, a Schlumberger company, from 2010 to 2012. Prior to joining Wilson, he served as Executive Vice President and Chief Financial Officer for Foxxe Energy Services, LLC, a private-equity owned international drilling rig contractor, from 2009 to 2010. Prior to Foxxe, Mr. Rinando served as Vice President and Corporate Controller of Smith International, Inc. from 2006 until 2009 and as Director of Financial Reporting from 2003 to 2006. From 1995 to 2003, he was in the Energy Practice of PricewaterhouseCoopers, LLP, most recently as an Audit Senior Manager, serving clients focused on exploration and production, natural gas transmission, power and utilities, petrochemicals and refining, and drilling. Mr. Rinando has a Bachelor of Business Administration degree in Accounting from Lamar University and is a Certified Public Accountant in the State of Texas.

ITEM 11.    EXECUTIVE COMPENSATION

        The following discussion of executive compensation contains descriptions of various employment-related agreements and employee benefit plans. These descriptions are qualified in their entirety by reference to the full text of the referenced agreements and plans, which have been filed by us as exhibits to our reports on Forms 10-K, 10-Q and 8-K filed with the SEC.

COMPENSATION DISCUSSION AND ANALYSIS

  Introduction

        Our compensation program is designed, structured and administered under the oversight of the Compensation Committee of our board of directors. Our Compensation Committee is composed entirely of independent directors: Michael A. Vlasic (Chairman), Tucker S. Bridwell, Daniel A. Rioux and Mark A. Welsh IV. Stephen P. Smiley served as a member of our Compensation Committee prior to his resignation from our board of directors on January 31, 2015, and as Chairman of the Compensation Committee until his resignation on November 5, 2014, immediately following which Mr. Vlasic was appointed Chairman. Mr. Welsh was added as a member of the Compensation Committee in December 2014.

        In February 2012, HALRES LLC (formerly Halcón Resources, LLC), a newly-formed limited liability company led by Floyd C. Wilson, recapitalized us with a $550.0 million investment. We refer to this as the "HALRES Transaction." The HALRES Transaction resulted in the appointment of an entirely new management team and board of directors, and we promptly embarked on a new business strategy focused on the acquisition of unevaluated leasehold and producing properties located in domestic onshore, liquids-rich, resource-style prospect areas. During 2012, we acquired the vast majority of our current positions in the Bakken / Three Forks formations in North Dakota, the Eagle Ford formation in East Texas, the Utica / Point Pleasant formations in Ohio and Pennsylvania and various other prospect areas, and we instituted an aggressive drilling program with the objective of greatly expanding our production and reserves. During 2013 and 2014, our acquisition activities slowed, although we continued to acquire leasehold positions in our core resource plays and began to accumulate leasehold acreage in the Tuscaloosa Marine Shale formation in Mississippi and Louisiana, while our drilling activities increased, and we divested several non-core assets to help fund activities in our core resource plays. During 2014, we also formed a joint venture to fund the initial drilling program on our Tuscaloosa Marine Shale properties. The implementation of our business strategy, the significant acquisition and divestiture activities we have engaged in as a consequence, and the progress we have made pursuing our business plans have factored into our compensation philosophy, various features of our compensation programs and the compensation decisions we have made, as reflected in the discussion that follows.

        For the purposes of our discussion, our named executive officers for 2014 are:

Name	Title
Floyd C. Wilson	Chairman of the Board and Chief Executive Officer (our principal executive officer)
Stephen W. Herod	President
Mark J. Mize	Executive Vice President, Chief Financial Officer and Treasurer (our principal financial officer)
Charles E. Cusack III	Executive Vice President and Chief Operating Officer
Tina S. Obut	Senior Vice President, Corporate Reserves

  Overview of Our Compensation Program

        We operate in a highly competitive environment and must recruit, motivate and retain the executive talent required to successfully manage and grow our business and to achieve our short and long-term business objectives. We use a competitive mix of fixed and at-risk compensation related to stockholder value and our overall performance to achieve our goals and to align the interests of senior management and key employees to those of our stockholders. We target total compensation for our senior management at between the 50th and the 75th percentile of our compensation peer group utilizing peer group information provided by our independent compensation consultant and taking into account our assessment of management's performance, competitive market conditions and other factors that we deem relevant.

        Generally, we utilize a greater percentage, on average, of "at-risk" compensation than our compensation peer group. At-risk compensation includes annual cash incentives, the payment of which depends upon our Compensation Committee's annual assessment of management performance, and long-term equity incentives. Because we tend to utilize a greater percentage of at-risk compensation than our compensation peer group, the actual compensation we pay may be substantially higher or lower than the amount paid by our compensation peer group. Long-term equity incentives generally comprise more than 50% of the value of the total compensation paid to our senior management. Historically we have relied predominantly on time-vested restricted stock and stock option awards issued under our First Amended and Restated 2012 Long-Term Incentive Plan, which we refer to as the "Plan," with approximately 50% of those awards in the form of stock options having an exercise price equal to the closing market price of our common stock on the date of grant (in accordance with the terms of our Equity-Based Incentive Grant Policy). Our use of stock options represents a higher percentage of this type of award than typically utilized by our compensation peer group. Stock options become valuable only if our common stock price increases above the option exercise price. Additionally, each equity award that we issue generally vests over a minimum period of three years. Accordingly, these awards are subject to the risk of fluctuations in the trading price of our common stock and the risk of forfeiture if the individual does not remain employed by us through the vesting of the award. In 2014, we utilized performance units issued under the Plan to provide long-term equity incentives for certain members of senior management. Vesting of the performance units is based upon the achievement of specified share price targets over a specific time period.

        We also maintain stock ownership guidelines which align the financial interest of our directors, chief executive officer, president and executive vice presidents with shareholders by requiring that such individuals directly or indirectly maintain a substantial investment in our common stock. We believe that the structure of our compensation program helps us achieve our goals and aligns the interests of senior management with those of our stockholders by combining competitive compensation with the opportunity for greater rewards for superior short-term and long-term performance.

  Our Compensation Committee

        The Compensation Committee of the board of directors is comprised entirely of independent directors in accordance with the rules of the NYSE governing listed companies. The primary duties and responsibilities of the Compensation Committee are to establish and implement our compensation policies and programs for senior management, including the named executive officers. The Compensation Committee has the authority under its charter to select and engage the services of a compensation consultant, independent legal counsel or other advisor after considering certain factors relevant to independence from management. After conducting its independence assessment, the Compensation Committee has the sole authority to engage, obtain the advice of, oversee, terminate and determine funding for such independence professional advisers, including but not limited to consulting firms, independent legal counsel or other advisers, as the Compensation Committee determines appropriate to carry out its functions. A current copy of the Compensation Committee charter is available on our website at www.halconresources.com under the section entitled "Investor Relations—Corporate Governance." The Compensation Committee also reviews and assesses the adequacy of its charter, at least annually, and recommends any proposed changes to our board of directors for approval.

        The Chairman of the Compensation Committee works with our Executive Vice President, Corporate Affairs and Senior Vice President, Human Resources to establish an agenda for each meeting of the Compensation Committee and, with the assistance of outside advisors, to prepare meeting materials. Various members of management, including our Chief Executive Officer, Chief Financial Officer, Executive Vice President, Corporate Affairs, and Senior Vice President, Human Resources, as well as outside advisors, may be invited to attend all or a portion of a Compensation Committee meeting depending on the nature of the matters to be discussed. Only members of the Compensation Committee vote on items before the Compensation Committee; however, the Compensation Committee and board of directors often solicit the views of senior management on compensation matters, in particular as they relate to the compensation of other members of senior management.

  Objectives of Our Compensation Program

        Our success depends on the continued contributions of our senior management and other key employees. Our compensation program is intended to recruit, motivate and retain the executive talent required to successfully manage and grow our business and to achieve our short and long-term business strategy by providing compensation that is competitive in relation to our peers while fostering an atmosphere of teamwork, recognizing overall business results and individual merit, and that supports the attainment of our strategic objectives by tying the interests of senior management and key employees to those of our stockholders through the use of annual cash incentives and equity-based compensation.

  Design of Our Compensation Program

        Our compensation program for senior management, including the named executive officers, is designed to:

  •
  provide compensation that is competitive with our compensation peer group;

  •
  balance short-term and long-term goals through the use of annual cash incentives and grants of long-term equity incentives; and

  •
  deliver a mix of fixed and at-risk compensation that is related to our overall performance and the creation of stockholder value.

        Each element of compensation is reviewed and considered with the other elements of compensation to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program and, that individually and collectively, our compensation practices do not encourage inappropriate, unnecessary or excessive risk taking. In determining senior management compensation, including the compensation of the named executive officers, we considered the following factors:

  •
  the compensation practices of our compensation peer group;

  •
  our size and growth relative to companies comprising our compensation peer group;

  •
  the degree to which senior management achieved our business objectives during 2014;

  •
  each individual's contributions to our accomplishments during 2014; and

  •
  the external challenges to our ability to attract and retain strong senior management.

  The Role of Our Independent Compensation Consultant

        The Compensation Committee has historically retained Longnecker & Associates, Inc. ("Longnecker") to advise on executive compensation and, in that capacity to, among other things, make recommendations regarding an appropriate compensation peer group, to assist the Compensation Committee in establishing a competitive executive compensation program and to make recommendations and provide analysis regarding the compensation of senior management, including the named executive officers. In accordance with the rules of the NYSE, the Compensation Committee annually considers the independence of Longnecker from Company management based upon various factors, including the magnitude of any fees the consultant received from the Company for services or products provided to the Company relative to the firm's annual gross revenues; whether the individuals that advise the Compensation Committee participate directly or by collaboration with others in the firm in the provision of any services or products to the Company; whether the consultant provided any products or services to any executive officer of the Company; and whether the individuals that advise the Compensation Committee own any Company securities. After considering these various factors, the Compensation Committee determined that Longnecker was independent of Company management during the relevant periods covered by this report. No conflicts of interest or issues involving the independence of Longnecker arose during the periods covered by this report.

        Longnecker is engaged by, and reports directly to, the Compensation Committee and, in carrying out its duties, may work with our Executive Vice President, Corporate Affairs and Senior Vice President, Human Resources when preparing materials for the Compensation Committee. During 2014, representatives of Longnecker attended Compensation Committee meetings, met with the Compensation Committee without management being present and provided third-party data, analysis, advice and expertise on executive compensation and executive compensation programs. We relied upon this data, Longneckers' analyses of the data and its recommendations in establishing our compensation peer group, compensation programs and in establishing specific compensation amounts for our senior management, including the named executive officers. Longnecker also advised the Compensation Committee regarding the terms of the employment agreements that were negotiated with senior management during 2012 and 2013.

        During the course of assisting the Compensation Committee, Longnecker generated reports that included a compilation of compensation data based upon our compensation peer group (discussed below) and particularized data for industry participants to the extent Longnecker determined that such additional data would prove useful in our compensation process. At the direction of the Compensation Committee, Longnecker also reviewed materials prepared by certain members of senior management and advised the Compensation Committee on the matters included in the materials, including the consistency of management proposals with the Committee's compensation philosophy, programs and objectives.

        Our Compensation Committee periodically reconsiders, with the advice and assistance of Longnecker, the composition of our compensation peer group and will recommend changes to so that it continues to reflect companies that we compete with for management talent. For example, the composition of our compensation peer group may change in response to, among other things, changes in our assets, revenues and market capitalization, as well as in response to business combinations involving members of our peer group. Longnecker advises us on the composition of our compensation peer group, and provides reports and analyses on compensation of the same type as previously discussed utilizing our compensation peer group. In connection with our Compensation Committee's 2014 compensation processes, Longnecker was asked to revisit our compensation peer group and to suggest updates to the members of that group for 2014 compensation purposes, as discussed in more detail below.

  Our Compensation Peer Group

        In developing our compensation structure, we review the compensation and benefit practices, as well as levels of pay, of a compensation peer group of companies selected by the Compensation Committee, with the assistance of Longnecker, from oil and natural gas exploration and development companies. In preparation for our 2014 compensation review, Longnecker provided compensation data and analyses, which included, among other things, (1) the companies reviewed in their analysis of an appropriate compensation peer group recommendation; (2) compensation data of the recommended compensation peer group and (3) particularized data for industry participants to the extent Longnecker determined that such additional data would prove useful in our compensation process.

        We periodically review, evaluate and update our compensation peer group to provide ongoing comparability for compensation purposes. Adjustments to our compensation peer group are made due to business combinations or sales of peer group companies, as well as when necessary, in the opinion of our Compensation Committee, to better reflect the companies that compete with us for management talent and share common characteristics with our business, including assets, production levels, revenues, oil and natural gas reserves and production mix, market capitalization and enterprise value. For the compensation structure developed for 2014, the compensation peer group consisted of the following fourteen companies:

• SandRidge Energy, Inc.	• Stone Energy Corporation
• EPL Oil & Gas, Inc.	• Bonanza Creek Energy, Inc.
• Resolute Energy Corporation	• Rosetta Resources, Inc.
• Kodiak Oil & Gas Corp.	• Northern Oil and Gas, Inc.
• Newfield Exploration Co.	• Gulfport Energy Corporation
• Oasis Petroleum Inc.	• Athlon Energy, Inc.
• Sanchez Energy Corporation	• Magnum Hunter Resources Corporation

        In conjunction with our consideration of 2015 compensation, we asked Longnecker to revisit our compensation peer group and provide advice regarding any recommended changes. Based upon this review, Longnecker recommended changes to our peer group to better reflect our current assets, revenues, oil and natural gas reserves and production mix, market capitalization and enterprise value. Longnecker recommended that for 2015 three companies be removed from our 2014 peer group but that the group otherwise continue intact for 2015. Accordingly, based upon the recommendations of Longnecker, our Compensation Committee approved the following eleven companies to serve as our compensation peer group for 2015:

• SandRidge Energy, Inc.	• Stone Energy Corporation
• Resolute Energy Corporation	• Bonanza Creek Energy, Inc.
• Newfield Exploration Co.	• Rosetta Resources, Inc.
• Oasis Petroleum Inc.	• Northern Oil and Gas, Inc.
• Sanchez Energy Corporation	• Gulfport Energy Corporation
• Magnum Hunter Resources Corporation

        During the early stages of the execution of our business plan, we targeted compensation for our senior management at approximately the 75th percentile (top quartile) of our compensation peer group. We targeted compensation at this level because we considered it necessary for us to recruit, motivate and retain the executive talent capable of executing our rapid growth business strategy and managing our business in a competitive environment, in part because we compete for executive talent with a much broader industry group than our compensation peer group, including larger, more established industry participants, and because our stated willingness to embrace consolidation trends in our industry may increase the uncertainty of future employment with us as compared to some of our competitors. However, our compensation practices take into account, among other factors, corporate performance, projected growth in the Company, an executive's experience and value to the Company, individual performance and the current competitive environment for talented management. Thus, from time to time, we vary targeted compensation and the balance of each element of compensation relative to our compensation peer group depending on our assessment of these factors and our view of the most effective means of aligning executive compensation with the achievement of our business objectives under the circumstances. Accordingly, in response to our assessment of the factors enumerated above, for 2014 we targeted compensation at the 50th percentile of our 2014 compensation peer group and we altered the mix of awards for our most senior executives, including the use of performance units for the first time. For 2015, based upon the same factors, we have maintained targeted compensation at the 50th percentile of our 2015 compensation peer group, which is largely unchanged from 2014, but in response to increased volatility in both commodity prices and our stock price and in light of the current business environment and compensation practices of our compensation peer group, we have altered the mix of awards for our most senior executives, reverting to our historical practice of issuing time-vested restricted stock and utilizing stock option awards in lieu of performance units.

        Due to the substantial changes in our Company resulting from the implementation of our strategic business plan, our compensation system has been focused on senior management's success in implementing our strategic objectives in light of internal and external challenges encountered, rather than strictly quantitative improvements in specific, pre-established year-over-year reserves, production or other operating metrics. Our Compensation Committee does consider our corporate performance on various metrics in determining annual cash incentives, including various measures relating to leverage and liquidity, operational efficiency and financial performance, as well as individual performance. As a general matter, the Compensation Committee assigns a relative weight of approximately 50% to corporate performance and 50% to individual performance in considering annual cash incentives; however, ultimately, any such award is entirely discretionary, as our Compensation Committee believes retaining discretion over the amount of such awards is imperative in light of the dynamic nature of the Company's activities, the potential for rapid changes in the business environment and the limitations inherent in quantitative measures of performance under such circumstances. Further, our Compensation Committee views the successful implementation of our goals as a "team" effort and has therefore not established individualized performance targets or goals, although our Compensation Committee does recognize that each member of senior management will contribute to the overall success in the achievement of our goals to varying degrees, and it takes these relative contributions into account when considering compensation generally, and annual cash incentives in particular.

  2014 Compensation Program

  Elements of Compensation

        The principal elements of our executive compensation program are base salary, annual cash incentives, long-term equity incentives and post-termination severance (under certain circumstances), and other benefits and perquisites, consisting of life and health insurance benefits, a qualified 401(k) savings plan, and the reimbursement of certain club dues for our Chief Executive Officer and Chief Financial Officer. From time to time, the Compensation Committee varies the mix of compensation utilized, depending upon the Compensation Committee's current view of the most efficacious method to provide incentives under current market conditions, taking into account the compensation practices of our compensation peer group and the advice of our independent compensation consultant. For 2014, our Compensation Committee altered the mix of long-term equity incentives for certain members of senior management by utilizing performance units, which are described below, for the first time, although the majority of employees continued to receive awards consisting of restricted stock and stock options, with approximately 41% of such awards by value being composed of stock options. Based upon 2014 performance, our Compensation Committee paid annual cash incentives to senior management ranging from approximately 40% of base salary to 100% of base salary, which is discussed in more detail below.

  Base Salary

        We review base salaries for our chief executive officer and other executives annually to determine if a change is appropriate. In reviewing base salaries, we consider several factors, including a comparison to base salaries paid for comparable positions in our compensation peer group, the relationship among base salaries paid within our Company and individual experience and contributions. Our intent is to fix base salaries at levels that we believe are consistent with our compensation program design objectives, which include a greater emphasis upon the incentive elements of compensation without sacrificing our ability to recruit, motivate and retain executive talent in a competitive environment.

        For 2014, base salaries for the named executive officers were reviewed by our Compensation Committee and with our independent compensation consultant's input and advice and left largely unchanged at 2013 levels, as they approximate the 50th percentile of our 2014 compensation peer group for comparable positions.

        Base salaries for all of our named executive officers in 2014 were as follows:

Name	2014 Base Salary
Floyd C. Wilson	$750,000
Stephen W. Herod	$450,000
Mark J. Mize	$400,000
Charles E. Cusack III	$400,000
Tina S. Obut	$275,000

        For 2015, we have again maintained the base salaries of the named executive officers at the levels set forth above as such amounts remained competitive utilizing our 2015 compensation peer group targeting the 50th percentile of that group for comparable positions, except that Ms. Obut's base salary has been increased to $300,000 for 2015.

  Annual Cash Incentives

        Annual cash incentives for 2014 performance were determined following the end of the year, primarily on the basis of the performance of management relative to operating targets the Compensation Committee established at the beginning of 2014, including production and reserve growth, reductions in proved finding and development (F&D) costs, improvements in cash flow per share and the ratio of our net debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Management was able to meet or exceed the targets established for production and reserve growth and for improvement in F&D costs, although performance fell short of the remaining targets. In light of these accomplishments and taking into account the fact that we did not pay annual incentive awards to our most senior level of management in the prior year, our Compensation Committee awarded annual cash incentives to senior management ranging from approximately 40% of base salary up to approximately 100% of base salary, with the smaller percentage awards being paid to our most senior executives and the larger percentage awards being paid to our less senior executives, on the basis that our most senior executives bear responsibility for our performance across all of the targets set forth above, including those as to which our performance fell short of target, whereas those executives in positions of lower authority are less able to influence such measures.

        The Compensation Committee believes that establishing financial or performance targets for senior management serves many useful purposes; however, fundamentally our Compensation Committee believes that retaining discretion over whether to award annual cash incentives and, if so, the amount thereof, is appropriate due to the inherent limitations of quantitative measures of operating or financial performance in light of the Company's current business strategy and activities. In the future, for a variety of reasons, such as to assist in communicating corporate objectives and setting definitive expectations and rewards for senior management, we may elect to establish bonus targets and performance targets that must be met in whole or in part to qualify for annual cash incentives and in conjunction therewith we may limit the discretion of our Compensation Committee or board of directors in determining annual cash incentives. However, as a general matter we do not believe that a formulaic or inflexible compensation program will necessarily provide appropriate incentives or rewards for the performance that we expect and, therefore, particularly given our current business plans and activities, we intend to retain substantial discretion to alter performance factors and targets as circumstances warrant and opportunities arise and, in assessing the performance of the Company or an individual, to take such factors into consideration as we may consider relevant from time to time.

Accordingly, compensation, including annual cash compensation, may vary greatly from year to year and from executive to executive as a consequence of corporate performance and individual contribution relative to such factors that we may consider important, which may carry varying weight over time depending on the circumstances.

  Long-term Incentives

        Long-term incentives comprise a significant portion of an executive's compensation package. Long-term incentives are consistent with our objective of providing an "at-risk" component of compensation. As noted above, our business strategy embraces the consolidation trend in our industry and providing long-term incentive award opportunities for senior management and key employees both align their interests with those of our stockholders and help to offset the negative implications that such a strategy may have on our ability to recruit and retain executive talent and key employees.

        Historically, we have awarded grants of restricted stock, stock options and, for the first time in 2014, performance units, which we utilized in lieu of stock options, to certain members of senior management, including the named executive officers other than Ms. Obut. Each of these awards is discussed in more detail below. Historically, we have utilized this combination because of the differing risk and reward characteristics of these awards. From time to time, we may utilize a different mix of these awards or utilize other forms of awards, such as stock appreciation rights, each of which is permitted under the Plan and discussed in more detail below, depending upon the Compensation Committee's current view of the most efficacious method to provide incentives under current market conditions and taking into account the practices of our compensation peer group. For example, during 2014, we awarded performance units to most members of senior management in lieu of stock options and utilized a larger percentage of such awards relative to restricted stock than we have in the past. An explanation of the reasons for this change and the operation of the performance units utilized in 2014 is set forth below under the heading "2012 Long-Term Incentive Plan—Performance Units." Regardless of the nature of the award, our Compensation Committee recommends, and the board of directors approves, the type and amount of awards that will be made to all employees, as well as the type and size of individual grants for each member of senior management other than our Chief Executive Officer, whose compensation is approved by the Compensation Committee.

        All grants of equity awards are made in accordance with our Equity-Based Incentive Grant Policy, which sets forth the timing of awards and the procedures for making awards and, in the case of stock options and stock appreciation rights, for determining the exercise price or grant value, respectively, of the award. The amounts granted will vary each year and are based on performance of senior management, our analysis of compensation peer group data and the total compensation package of each member of senior management. Previous awards and grants, whether vested or unvested, may be considered by the Compensation Committee in establishing the current year's awards, but was not a significant influence in our compensation practices for 2014.

        As part of its compensation process, our Compensation Committee has also considered whether a member of senior management's investment of his or her own funds in HALRES LLC should factor into equity awards issued by the Company to the members of senior management to the extent that such pre-existing investment serves as an equity-based performance incentive for senior management. Each of our named executive officers and certain of our directors invested in an entity that holds a 10% interest in HALRES LLC and, as a consequence of that investment, these individuals have the opportunity to participate in returns realized by HALRES LLC on the securities held by HALRES LLC and may have the right to participate to a greater extent in HALRES LLC as the returns realized by HALRES LLC achieve certain rate of return thresholds. In general, the Compensation Committee, with the input and advice of its independent compensation consultant, believes that it is in the best interests of the Company to compensate senior management on a competitive basis consistent with the Company's compensation program objectives and overall corporate and individual performance and to do so fairly relative to one another, irrespective of any individual's personal investments.

        The long-term incentive information related to the named executive officers during fiscal year 2014 is included in the Summary Compensation Table set forth below. Additional information on long-term incentive awards for 2014 is shown in the Grants of Plan-Based Awards in 2014 Table and the Outstanding Equity Awards at December 31, 2014 Table. Information regarding long-term equity incentives granted to the named executive officers subsequent to fiscal 2014 is set forth below under the heading "—Long-Term Incentive Awards Subsequent to Fiscal Year End."

  2012 Long-Term Incentive Plan

        We grant equity awards under our First Amended and Restated 2012 Long-Term Incentive Plan, as amended, which for purposes of this discussion we referred to as the "Plan." The Plan was initially established effective May 8, 2006, and was then called the "RAM Energy Resources, Inc. 2006 Long-Term Incentive Plan." Following our recapitalization in February 2012, the plan was amended and restated and renamed the "Halcón Resources Corporation 2012 Long-Term Incentive Plan" effective May 17, 2012, which was approved by the Company's stockholders at the Company's 2012 Annual Meeting of Stockholders held May 17, 2012. Effective February 27, 2013, we again amended and restated the Plan to conform certain provisions relating to a participant's exercise of certain awards under the Plan to the methods of notice and exercise offered by the Company through the online platform provided by a third party administrator of awards under the Plan. Our stockholders approved an amendment to the Plan to increase the number of shares of common stock that may be issued under the Plan at our annual stockholders meeting held on May 23, 2013.

        Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Plan, currently a maximum of 41.5 million shares of common stock may be issued under the Plan, however that includes shares previously issued under the Plan and shares subject to outstanding awards previously issued under the Plan. As of February 26, 2015, a total of 11,287,323 shares of common stock had been granted as restricted stock and were outstanding, 21,673,986 shares were reserved for the exercise of outstanding stock options, 3,208,280 shares were reserved for the vesting of performance units (assuming this maximum number of shares are earned thereunder) and 1,318,277 shares of our common stock remained available for issuance pursuant to the Plan.

        The Plan facilitates the issuance of future long-term incentive awards as part of our overall compensation program and is administered by a committee of non-employee directors of our board of directors, currently our Compensation Committee. For the year ended December 31, 2014, substantially all of our eligible employees received awards under the Plan.

        The Plan permits granting awards in a wide variety of forms, including options to purchase our common stock, shares of restricted stock, restricted stock units (granting the recipient the right to receive common stock), shares of incentive stock (common stock issued without a restriction period), stock appreciation rights, performance units (settled in common stock or cash) and performance bonuses (settled in common stock or cash). We currently utilize as awards under the Plan only restricted stock, stock options and performance units. No more than 3,400,000 shares of common stock may underlie awards to a single recipient in any calendar year, and performance bonuses may not exceed $5 million to any recipient in any calendar year.

        The Plan will expire on May 16, 2022. No grants will be made under the Plan after that date, but all grants made on or prior to such date will continue in effect thereafter subject to the terms of the award and of the Plan. Our board of directors may, in its discretion, terminate the Plan at any time. The termination of the Plan would not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination. The board of directors may at any time, and from time to time, amend the Plan in whole or in part. Any amendment that must be approved by our stockholders in order to comply with the terms of the Plan, applicable law or the rules of the principal securities exchange, association or quotation system on which our common stock is then traded or quoted will not be effective unless and until such approval has been obtained. The board of directors is not permitted, without the further approval of the stockholders, to make any alteration or amendment that would materially increase the benefits accruing to participants under the Plan, increase the aggregate number of shares that may be issued pursuant to the provisions of the Plan, change the class of individuals eligible to receive awards under the Plan or extend the term of the Plan.

  Stock Options

        An important objective of our long-term incentive program is to strengthen the relationship between the long-term value of our stock price and the potential financial gain for employees. Stock options provide participants with the opportunity to purchase our common stock at a price fixed on the grant date regardless of future market price. A stock option becomes valuable only if our common stock price increases above the option exercise price and the holder of the option remains employed during the period required for the option to vest, thus providing an incentive for an option holder to remain employed by us. Stock options link the option holder's compensation to stockholders' interests by providing an incentive to increase the market price of our stock.

        Option grants to senior management are generally considered annually, in February, after our year-end results become available, while grants to other eligible officers and employees are generally considered in December of each year. Our practice is that the exercise price for each stock option is the market value on the date of grant, which is normally the date that our Compensation Committee approves the award at a meeting of the Compensation Committee or a trading day after our release of earnings or other material nonpublic information in accordance with our Equity-Based Incentive Grant Policy. Our current policy provides for grants to be made or priced only during a trading window, as set forth in our Amended and Restated Insider Trading Policy, and within such window only at such time as there is no material non-public information regarding the Company. Under the Plan, the stock option price may not be less than the fair market value (the closing market price) of the shares on the date of grant. With respect to employees who are not executive officers, the Compensation Committee typically delegates the authority to make such grants to our chief executive officer but specifies the total number of shares that may be subject to grants and the other material terms of the grants. All proposed stock options to new-hire employees are required to be approved by our Compensation Committee. Alternatively, our Compensation Committee may authorize in writing, in advance of any fiscal quarter, the number of shares underlying stock options that may be granted to new-hire employees for the following fiscal quarter and provide that our chief executive officer may allocate such stock options at his discretion.

        Stock options generally vest and become exercisable one-third annually after the original grant date. In certain instances, however, stock options may vest on an accelerated basis, such as in the event an executive's employment is terminated by us without cause or by the executive with good reason, in the event that the executive terminates his or her employment within a certain period following a transaction that effects a change in the control of our Company, or in the event of the executive's death or disability while employed by us. Under these circumstances all stock options held by the executive may automatically vest and become exercisable in accordance with the terms outlined in his or her stock option award agreement or employment agreement, if applicable. The employment agreements that we have entered into with the named executive officers provide for all stock options held by each executive to automatically vest and become exercisable in the event his or her employment is terminated by us without cause, by the executive for good reason or with or without good reason within a two-year period following a change of control of our Company.

        There is a limited term in which an executive can exercise stock options, known as the "option term." The option term is generally ten years from the date of grant, which is the maximum term of an option permitted under the Plan. At the end of the option term, the right to purchase shares pursuant to any unexercised option expires.

        Among the named executive officers, only Ms. Obut received stock options during 2014. The exercise prices of stock options granted to Ms. Obut during fiscal year 2014 are shown in the table below entitled "Grants of Plan-Based Awards in 2014". Each of the other named executive officers received a mix of restricted stock and performance units. Additional information on these grants, including the number of shares subject to each grant, is shown in the table below entitled "Grants of Plan-Based Awards in 2014." The number of shares underlying awards made to the named executive officers for 2014 were determined based upon the value of equity incentive compensation paid by our 2014 compensation peer group targeting the 50th percentile for comparable positions. Where a mix of restricted stock and stock options was utilized, one-half of the award, by dollar value, was awarded in the form of stock options having an exercise price equal to the closing price per share of our common stock on the grant date, and the other half, by dollar value, was awarded in the form of stock options. Where a mix of restricted stock and performance units was utilized, the mixture varied by officer, with 100% performance units by number utilized for our Chief Executive Officer and 75% performance units and 25% restricted stock utilized for each of the other named executive officers receiving performance units. We felt this mix was appropriate based on peer group data and our view of the appropriate allocation of risks and rewards for executives based on their relative influence over our performance, as measured by our stock price.

  Restricted Stock Awards

        During 2014, we granted restricted stock awards to various officers (including our named executive officers) and key employees under the Plan. Restricted stock awards are shares of our common stock that are awarded with the restriction that the executive remain with us through certain "vesting" dates. Prior to the restrictions thereon lapsing, the participant may not sell, transfer, pledge, assign or take any similar action with respect to the shares of restricted stock which the participant owns. Despite the restrictions, each participant will have full voting rights and will receive any dividends or other distributions, if any, with respect to the shares of restricted stock which the participant owns. Once the restrictions lapse with respect to shares of restricted stock, the participant owning such shares will hold freely-transferable shares, subject only to any restrictions on transfer contained in our certificate of incorporation, bylaws and insider trading policies, as well as any applicable federal or state securities laws.

        The Compensation Committee generally does take prior grants into account in the design of future programs and awards. Restricted stock awards to senior management are generally considered annually, in February, after our year-end results become available, while grants to other eligible officers and employees are generally considered in December of each year.

        Restricted stock awards provide the opportunity for capital accumulation and more predictable long-term incentive value. The purpose of granting restricted stock awards is to encourage ownership and retention of our senior management and result in business decisions that may drive stock price appreciation. Recognizing that our business is subject to significant fluctuations in commodity prices that may cause the market value of our common stock to fluctuate, we also intended the awards to provide an incentive for senior management to remain with us throughout commodity price and business cycles.

        Restricted stock awards generally vest one-third annually after the original award date. As a consequence, the recipients do not become unconditionally entitled to retain any of the shares of restricted stock until one year following the date of grant, subject to certain exceptions related to termination of employment. Any unvested restricted stock awards generally are forfeited if the executive terminates employment with us. In certain instances, however, restricted stock awards may vest on an accelerated basis, such as in the event of the executive's employment is terminated by us without cause or by the executive with good reason, in the event that the executive terminates his or her employment within a certain period following a transaction that effects a change in the control of our Company, or in the event of the executive's death or disability while employed by us. Under these circumstances all restricted stock awards held by the executive may automatically vest in accordance with the terms outlined in the restricted stock award agreement or the employment agreement, if applicable. The employment agreements that we have entered into with the named executive officers provide for all restricted stock awards held by an executive to automatically vest in the event his or her employment is terminated by us without cause, by the executive for good reason or by the executive with or without good reason within a two-year period following a change of control of our Company.

        The restricted stock grants to the named executive officers during fiscal year 2014 are shown below in the table entitled "Grants of Plan-Based Awards in 2014." The number of shares underlying awards made to the named executive officers for 2014 were determined based upon the value of equity incentive compensation paid by our 2014 compensation peer group targeting the 50th percentile for comparable positions. Where a mix of restricted stock and stock options was utilized, one-half of the award, by dollar value, was awarded in the form of stock options having an exercise price equal to the closing price per share of our common stock on the grant date, and the other half, by dollar value, was awarded in the form of restricted stock. Where a mix of restricted stock and performance units was utilized, the mixture varied by officer, with 100% performance units by number utilized for our Chief Executive Officer and 75% performance units and 25% restricted stock utilized for each of the other named executive officers receiving performance units.

  Performance Units

        In 2014, in lieu of stock options, we issued performance units under the Plan to certain members of senior management, including each of the named executive officers other than Ms. Obut. In deciding to utilize performance units, we considered, with the input and advice of our independent compensation consultant, the compensation practices of our 2014 compensation peer group and other industry participants that utilize performance units, taking into account our overall objective to provide incentives to senior management that are aligned with our stockholders and our business strategy while providing competitive compensation opportunities to senior management. Performance units are designed to provide senior management, including the named executive officers other than Ms. Obut, with incentive opportunities based on the level of achievement of pre-established performance objectives during a specified, typically long-term, performance period. The purpose of the awards is to reinforce our objectives for sustained long-term performance and value creation, to balance short- and long-term decision making and help provide competitive total compensation opportunities.

        For 2014, we concluded that under the circumstances performance units offered greater flexibility for us to achieve our goals while utilizing fewer shares than had we utilized stock options for these purposes. Performance units may be structured utilizing a wide array of one or more performance measures. For instance, the Plan permits performance units to utilize one or more of the following:

  •
  Reserve additions/replacements

  •
  Finding and development costs

  •
  Production volume

  •
  Production costs

  •
  Earnings (Net income, Earnings before interest, taxes, depreciation and amortization ("EBITDA"), Earnings per share)

  •
  Cash flow

  •
  Operating income

  •
  General and administrative expenses

  •
  Debt to equity ratio

  •
  Debt to cash flow

  •
  Debt to EBITDA

  •
  EBITDA to Interest

  •
  Return on assets

  •
  Return on equity

  •
  Return on invested capital

  •
  Profit returns/margins

  •
  Midstream margins

  •
  Stock price appreciation

  •
  Total stockholder return

  •
  Relative stock price performance

        In particular, for 2014 we elected to utilize a single performance measure tied to long-term appreciation in the market price of our common stock so as to maximize the incentives for senior management to focus on this measure of performance. To reinforce these incentives, we also utilized a greater percentage of performance units, by value, relative to restricted stock than the economic split between stock options and restricted stock utilized in the past. In 2014, 75% of long-term equity incentives, by dollar value, for the members of senior management that received performance units consisted of performance units, and 25% consisted of restricted stock, except that all of the long-term equity incentives awarded to our Chief Executive Officer for 2014 were performance units. We felt this mix was appropriate based on peer group data and our view of the appropriate allocation of risks and rewards for executives based on their relative influence over our performance, as measured by stock price.

        The performance units issued in 2014 provide that the number of shares the executive receives upon vesting will vary if the market price of our common stock exceeds certain pre-established thresholds as measured by the average of the adjusted closing price of a share of our common stock during the sixty trading days preceding the third anniversary of issuance, or the measurement date. The performance awards utilize $4.00 as the floor price, below which the performance units will not vest and will expire. If the average market price at the measurement date is equal to $4.00, the performance units will vest and represent the right to receive 50% of the number of shares of common stock underlying the performance units. At $7.00, the performance units will vest and represent the right to receive the full number of shares of common stock underlying the performance units; and at $10.00, the performance units will vest and represent the right to receive 200% of the number of shares of common stock underlying the performance units. All stock price targets are subject to customary adjustments based upon changes in our capital structure. In the event the average market price falls between targeted price thresholds, the performance units will vest and represent the right to receive a proportionate number of shares, e.g., 75% of the number of shares of common stock underlying the performance units if the average market price at such time is $5.50, 150% of the number of shares of common stock underlying the performance units if the average market price at such time is $8.50, and so forth.

        The Plan allows performance units to be settled in cash, stock, or a combination of cash and stock; however, we expect the performance units we issued in 2014 to be settled in shares of our common stock. Performance units are subject to forfeiture under certain circumstances and vesting may also be accelerated under similar circumstances as awards of restricted stock or stock options.

        Information regarding long-term equity incentives granted to the named executive officers subsequent to fiscal 2014 is set forth below under the heading "—Long-Term Incentive Awards Subsequent to Fiscal Year End." As noted above, for 2015 our Compensation Committee, with the input and advice of Longnecker, reverted to its historical practice of utilizing a mixture of restricted stock and stock options having an exercise price equal to the closing price per share of our common stock on the grant date, with approximately one-half of the award, by dollar value, being in the form of restricted stock and the other half, by dollar value, awarded in the form of restricted stock. For 2015, we discontinued our use of performance units in response to increased volatility in both commodity prices and our stock price and in light of the current business environment and compensation practices of our peer group.

  Retirement Benefits

        We do not maintain a defined benefit pension plan or retiree medical program that covers members of senior management. Retirement benefits to our senior management, including the named executive officers, are currently provided principally through a tax-qualified profit sharing and 401(k) plan (our "Savings Plan"), in which eligible salaried employees may participate. Pursuant to the Savings Plan, employees may elect to reduce their current annual compensation up to the lesser of 75% or the statutorily prescribed limit of $17,500 in calendar year 2014 (plus up to an additional $5,500 in the form of "catch-up" contributions for participants age 50 and above), and have the amount of any reduction contributed to the Savings Plan. Our Savings Plan is intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), so that contributions by us or our employees to the Savings Plan and income earned on contributions are not taxable to employees until withdrawn from the Savings Plan and so that contributions will be deductible by us when made. We match 100% of the amount an employee contributes to the Savings Plan, subject to a 10% maximum based on the employee's compensation as defined in the Savings Plan. Members of senior management participate in the Savings Plan on the same basis as other eligible employees.

        The Savings Plan provides for various investment options, for which the participant has sole discretion in determining how both the employer and employee contributions are invested. The independent trustee of the Savings Plan then invests the assets of the Savings Plan as directed by participants. The Savings Plan does not provide our employees the option to invest directly in our securities. The Savings Plan offers in-service withdrawals in the form of after-tax account distributions and age 59.5 distributions.

        We believe that the Savings Plan supports the objectives of our compensation structure, including the ability to recruit and retain senior and experienced mid- to late-career executive talent for critical positions within our organization.

  Outstanding Equity Awards Under the Plan

        The following tables represent outstanding equity awards under the Plan as of December 31, 2014. We do not issue awards under any other plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Average Remaining Contractual Life (Years)
Stock Options	18,923,710	$5.05	8.7

Number of Securities to be Issued Upon Vesting
Restricted Stock	10,344,459

	Threshold	Maximum
Performance Units	802,070	3,208,280

        As of December 31, 2014 a total of 5,085,687 shares of our common stock were available for future grants under the Plan. Currently, approximately 1,318,277 shares of our common stock are available for future grants under the Plan.

  Employment Contracts, Termination of Employment and Change-in-Control Arrangements

        During 2012, we entered into employment agreements with each member of our senior management, including Messrs. Wilson, Herod, Mize and Cusack and with Ms. Obut in 2013. Strong competition for management talent and uncertainty associated with our business plan and our stated willingness to embrace consolidation trends in our industry led us to conclude that it was appropriate and in our best interests to enter into employment agreements with each of such named executive officers.

  Term of Employment Agreements

        The initial term of employment of Mr. Wilson was for a term of two years from June 1, 2012, the effective date of his employment agreement, which the Company elected to renew for an additional two years effective June 1, 2014. The initial term of employment of each of Messrs. Herod, Mize and Cusack was originally until December 31, 2013 and with Ms. Obut until February 27, 2014, with automatic one-year extensions unless either party provides written notice thirty days prior to expiration of the initial term or any extension. Our failure to renew an executive's employment agreement will be considered a termination without cause under each employment agreement.

  Compensation and Benefits

        The salary payable to each of the named executive officers during 2014 is the amount set forth under the heading "—2014 Compensation Program—Base Salary" in the table above. The salary of each named executive officer is subject to periodic review and may be increased from time to time by the Compensation Committee. Each named executive officer is eligible to receive bonuses, grants of stock options, restricted stock or other equity awards as determined in the discretion of the Compensation Committee. Each of the named executive officers is also entitled to reimbursement for reasonable business expenses and to participate in our life, health, and dental insurance programs, and all other employee benefit plans which we may, from time to time, make available. We do not provide tax gross-ups for compensation or benefits.

        Our Chief Executive Officer is entitled under his employment agreement to receive a vehicle allowance and reimbursement for reasonable fees and membership dues for one Houston area country club. Our Chief Financial Officer is entitled under his employment agreement to be reimbursed for reasonable fees and membership dues for one Houston area country club.

        Our use of expense reimbursement and perquisites as an element of compensation is limited. We do not view these items as a significant element of our compensation structure but do believe that they can be used in conjunction with base salary to recruit, motivate and retain executive talent in a competitive environment. The Compensation Committee periodically reviews these items provided to determine if they are appropriate and if any adjustments are warranted.

  Termination Provisions and Severance Payments

        We may terminate each named executive officer's employment upon disability, and at any time for cause or without cause. Each named executive officer may terminate his or her employment at any time, and such termination will be deemed to be with "good reason" if it is based on a material reduction in base salary; a material reduction in authority, responsibilities or duties or those of the supervisor to whom the named executive officer reports; a material reduction in the budget over which the named executive officer retains authority; a permanent relocation of the named executive officer's principal place of employment to any location outside a fifty mile radius of the location from which named executive officer provides services to the Company; or any uncured material breaches of the employment agreement by us. If the employment of any of the named executive officers is terminated by death or disability, such named executive officer (or his or her personal representative in the event of death) is entitled to receive accrued unpaid base compensation, plus an optional bonus to be determined by the Compensation Committee, and all stock options and other incentive awards held by the named executive officer will become fully vested and immediately exercisable, and all restrictions on any shares of restricted stock will be removed. If the employment of any of the named executive officers is terminated by us for cause, such named executive officer (or his or her personal representative in the event of death) is entitled to receive accrued unpaid base compensation.

        If the employment of any named executive officer is terminated by us without cause or by such named executive officer with good reason, and such termination is not within two years after a change in control, such named executive officer will be entitled to the accrued portion of unpaid salary, payment of the greater of a prorated amount of the named executive officer's target bonus for the year in which the termination occurs or a bonus for such year as may be determined by our Compensation Committee in its sole discretion, a severance payment equal to one year's base salary plus the higher of the current year target bonus or the bonus paid for the preceding year, payment of the premiums for medical, vision and dental insurance for the executive and his or her dependents for up to one year following termination, and the full vesting of all unvested options and all restrictions removed from shares of restricted stock.

        If such named executive officer is terminated by us without cause or such named executive officer terminates his or her employment with the Company with or without good reason, and such termination is within two years after a change in control, such named executive officer will be entitled to receive the accrued portion of unpaid salary, payment of the greater of a prorated amount of the named executive officer's target bonus for the year in which the termination occurs or a bonus for such year as may be determined by our Compensation Committee in its sole discretion, a severance payment equal to a multiple (which varies by individual) of base salary plus the higher of the current year target bonus or the bonus paid for the year prior to termination or the year in which the change of control occurred, payment of the premiums for medical, vision and dental insurance for the executive and his or her dependents for up to eighteen months following termination, and the full vesting of all unvested options and all restrictions removed from shares of restricted stock. The multiplier for Mr. Wilson is 3.0, for Messrs. Herod, Mize and Cusack it is 2.5 and for Ms. Obut, it is 2.0. In addition, if a bonus for the named executive officer for the year immediately preceding the termination has been determined but not paid as of the date of termination, the named executive officer will be paid the bonus so determined; and if such a bonus has not been determined, then the named executive officer will be paid a bonus equal to the greater of such named executive officer's target bonus for such year, or for the year in which the termination occurs or the change of control occurs, or the bonus paid to executive for the year immediately preceding the year in which the change of control occurs. If the employment of such named executive officer is terminated by such named executive officer without good reason and not within two years after a change in control, such named executive officer is entitled to receive accrued unpaid base compensation.

        The employment agreements with the named executive officers generally define a change of control to mean any of the following events:

  •
  any person or group becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of more than 35% of the total voting power of our outstanding voting stock;

  •
  our merger with or consolidation into another entity and, immediately after giving effect to the merger or consolidation, one or both of the following occurs: (a) less than 50% of the total voting power of the outstanding voting stock of the surviving or resulting entity is then "beneficially owned" in the aggregate by our stockholders immediately prior to such merger or consolidation, or (b) the individuals who were members of our board of directors immediately prior to the execution of the agreement providing for the merger or consolidation do not constitute at least a majority of the members of the board of directors of the surviving or resulting entity;

  •
  we sell, assign, convey, transfer, lease or otherwise dispose of all or substantially all of our assets to a third party in one transaction or a series of related transactions;

  •
  individuals who constitute our board of directors cease for any reason to constitute at least a majority of our board of directors unless such persons were elected, appointed or nominated by a vote of at least a majority of our incumbent directors; or

  •
  the complete liquidation or dissolution of our Company.

        In our view, having the change of control and severance protections helps to maintain the named executive officer's objectivity in decision-making and provides another vehicle to align the interests of our named executive officers with the interests of our stockholders.

        The following table sets forth the estimated amounts that would be payable to each of the named executive officers upon a termination under the scenarios outlined above, excluding termination for cause or on account of death or disability, assuming that such termination occurred on December 31, 2014 and using the closing price of our common stock at December 31, 2014 for purposes of the calculations as required by the SEC. The dollar amounts set forth under the column heading "Early Vesting of Restricted Stock/Options/PSUs" correspond to the amounts that would be paid, in addition to accrued and unpaid salary through the date of death or disability, in the event of the death or disability at year-end of each of the executives. There can be no assurance that these scenarios would produce the same or similar results as those disclosed if a termination occurs in the future.

	Severance Payment(1)	Early Vesting of Restricted Stock/ Options/PSUs(2)	Other(3)	Total
Without Cause/For Good Reason
Floyd C. Wilson	$1,500,000	$346,683	$27,638	$1,874,321
Stephen W. Herod	$900,000	$339,072	$27,638	$1,266,710
Mark J. Mize	$800,000	$298,533	$27,638	$1,126,171
Charles E. Cusack III	$800,000	$194,428	$27,638	$1,022,066
Tina S. Obut	$550,000	$445,564	$16,253	$1,011,817
Following Change of Control
Floyd C. Wilson	$4,500,000	$346,683	$41,457	$4,888,140
Stephen W. Herod	$2,250,000	$339,072	$41,457	$2,630,529
Mark J. Mize	$2,000,000	$298,533	$41,457	$2,339,990
Charles E. Cusack III	$2,000,000	$194,428	$41,457	$2,235,885
Tina S. Obut	$1,100,000	$445,564	$24,380	$1,569,944

(1)
Represents total annual compensation (2014 salary plus target bonus calculated in accordance with the terms of the employment agreement) multiplied, in the event of a change of control, by the applicable multiplier contained in each officer's employment agreement.

(2)
As reflected above, the value of unvested restricted stock, stock options and performance units that would vest under each of these termination scenarios is based on our common stock price at December 31, 2014. Accordingly, reflects no payout on account of out of the money stock options or performance units.

(3)
Represents an estimate of health insurance benefits to be provided to the named executive officer and each eligible dependent under each of the scenarios based on actual amounts paid out in 2014.

  Board Representation

        Mr. Wilson's employment agreement provides that he will be nominated as a member of our board of directors, and that we will use our best efforts to cause him to be elected, appointed, or re-elected or re-appointed, as a director.

  Indemnity Agreements

        We have entered into an indemnity agreement with each of our independent, non-management directors and Messrs. Wilson and Mize. These agreements provide for us to, among other things, indemnify such persons against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of a proceeding as to which they may be indemnified and to cover such person under any directors' and officers' liability insurance policy we choose, in our discretion, to maintain. These indemnity agreements are intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Delaware and are in addition to any other rights such person may have under our certificate of incorporation, bylaws and applicable law. We believe these indemnity agreements enhance our ability to recruit and retain knowledgeable and experienced executives and independent, non-management directors.

  Tax Deductibility

        Section 162(m) of the Code limits the deductibility of compensation in excess of $1 million paid to our chief executive officer and our three next most highly compensated executive officers (other than our principal financial officer) unless the compensation is performance-based as determined by applying certain specific and detailed criteria. We believe that it is often desirable and in our best interests to deduct compensation payable to our executive officers. However, we also believe that there are circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code. In this regard, we consider the anticipated tax treatment to our Company and our executive officers in the review and establishment of compensation programs and payments; however, we may pay compensation to our executives that may not be deductible, including discretionary bonuses or other types of compensation outside of our plans.

        Although equity awards may be deductible for tax purposes by us, the accounting rules pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Options (the successor to FASB Statement No. 123 (revised 2004) ("ASC Topic 718")) require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.

  Summary Compensation Table

        The table below sets forth information regarding compensation for our named executive officers for the years indicated (commencing with the first year in which such officer became one of our named executive officers):

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option/ SAR Awards(3)	All Other Compensation(4)	Total
Floyd C. Wilson	2014	$750,000	$322,500	$2,058,065	—	$27,461	$3,158,026
Chairman of the Board and Chief	2013	$750,000	—	$1,950,015	$1,559,181	$30,042	$4,289,238
Executive Officer	2012	$450,000	$1,200,000	$354,550	$1,237,100	$24,651	$3,266,301
Stephen W. Herod	2014	$450,000	$193,500	$1,140,473	—	$25,975	$1,809,948
President	2013	$450,000	—	$1,000,035	$799,448	$24,593	$2,274,076
	2012	$250,000	$800,000	$253,250	$1,053,938	$560	$2,357,748
Mark J. Mize	2014	$400,000	$172,000	$997,882	—	$31,266	$1,601,148
Executive Vice President, Chief	2013	$400,000	—	$875,004	$699,692	$29,254	$2,003,950
Financial Officer and Treasurer	2012	$262,500	$700,000	$253,250	$989,680	$24,497	$2,229,927
Charles E. Cusack III	2014	$400,000	$172,000	$776,185	—	$25,996	$1,374,181
Executive Vice President and Chief Operating Officer	2013	$400,000	—	$487,486	$389,678	$24,593	$1,301,757
Tina S. Obut	2014	$275,000	$261,200	$454,554	$488,675	$19,452	$1,498,881
Senior Vice President, Corporate Reserves

(1)
Represents actual base salary paid in the year.

(2)
Comprised of annual cash incentive bonus paid subsequent to year end for prior year performance.

(3)
Represents the grant date fair value of awards granted during the indicated year, as determined in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in "Note 12—Stockholders' Equity" to the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. See the "Grants of Plan-Based Awards in 2014 Table" for information on awards made in 2014. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award's vesting schedule. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the named executive officers.

(4)
For 2014, the amounts reported for "All Other Compensation" include amounts provided to the named executive officers as outlined in the table below, with respect to (a) the matching contribution that we make on account of employee contributions under our 401(k) Savings Plan, (b) premiums paid by the Company for executive long-term disability insurance, (c) tax gross-ups for life insurance and parking payments, and (d) country club memberships paid by the Company for Messrs. Wilson and Mize.

	All Other Compensation ($)
	(a)	(b)	(c)	(d)
Named Executive Officer
Floyd C. Wilson	23,000	1,593	1,424	1,444
Stephen W. Herod	23,000	1,593	1,382	—
Mark J. Mize	17,500	1,593	1,336	10,837
Charles E. Cusack III	23,000	1,593	1,403	—
Tina S. Obut	17,500	1,593	359	—

  Grants of Plan-Based Awards in 2014

        The table below sets forth information regarding grants of plan-based awards made to our named executive officers during 2014.

		Estimated Future Payouts Under Equity Incentive Plan Awards				Exercise or Base Price of Option Awards ($/Sh)(3)
							Grant Date Fair Value of Stock and Option Awards(4)
Name	Grant Date	Threshold(1)	Target(#)	Maximum (#)(1)	Type of Award(2)
Floyd C. Wilson	2/27/2014	334,102	668,203	1,336,406	PSU		$2,058,065
Stephen W. Herod	2/27/2014	132,560	265,120	530,240	PSU		$816,570
	2/27/2014	—	88,257	—	Restricted Stock		$323,903
Mark J. Mize	2/27/2014	115,987	231,973	463,946	PSU		$714,477
	2/27/2014	—	77,222	—	Restricted Stock		$283,405
Charles E. Cusack III	2/27/2014	90,184	180,368	360,736	PSU		$555,533
	2/27/2014	—	60,123	—	Restricted Stock		$220,651
Tina S. Obut	2/27/2014	—	177,400	—	Options	$3.67	$308,219
	2/27/2014	—	74,930	—	Restricted Stock		$274,993
	12/8/2014	—	268,500	—	Options	$1.57	$180,456
	12/8/2014	—	114,370	—	Restricted Stock		$179,561

(1)
For performance units awarded under the Plan, the "Threshold" payout amount assumes a minimum stock price of $4.00 being achieved during the measurement period at the end of the three year vesting date of the performance units, while the "Target" and "Maximum" payout amounts assume a minimum stock price of $7.00 and $10.00, respectively at such time. Restricted stock and stock options granted under the Plan provide only for the specified number of shares appearing under the "Target" heading upon vesting or exercise. With respect to these awards, there are no minimum or maximum amounts payable; thus, there are no thresholds or maximums (or equivalent items) applicable to these awards.

(2)
Represents shares of restricted stock, stock options or performance units (PSU) issued under the Plan. The shares of restricted stock and stock options vest in three equal installments on each anniversary of the date of grant, beginning on the first anniversary of the date of grant, in each case, provided that the recipient has been continuously employed at such date. The performance units vest in one installment on the third anniversary of the date of grant; provided, that the average adjusted closing price of a share of our common stock during the sixty trading days preceding the vesting date is equal to or greater than $4.00.

(3)
The exercise price of each award is equal to the closing market price of our common stock on the date of grant.

(4)
Represents the full grant date fair value determined in accordance with ASC Topic 718. Please see the discussion of the assumptions made in the valuation of these awards in "Note 12—Stockholders' Equity" to the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award's vesting schedule. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the named executive officers.

  Outstanding Equity Awards at December 31, 2014

        The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2014.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Floyd C. Wilson	83,334	41,666	$10.13	6/7/2022	11,666	$20,765	—	$—
	166,667	83,333	$5.48	11/8/2022	—	$—	—	$—
	222,467	444,933	$7.10	2/28/2023	183,100	$325,918	—	$—
	—	—	$—	—	—	$—	668,203	$—
Stephen W. Herod	66,667	33,333	$10.13	6/07/2022	8,333	$14,833	—	$—
	150,000	75,000	$5.48	11/08/2022	—	$—	—	$—
	114,067	228,133	$7.10	2/28/2023	93,900	$167,142	—	$—
	—	—	—	—	88,257	$157,907	265,120	$—
Mark J. Mize	66,667	33,333	$10.13	6/07/2022	8,333	$14,833	—	$—
	133,334	66,666	$5.48	11/08/2022	—	$—	—	$—
	99,834	199,666	$7.10	2/28/2023	82,160	$146,245	—	$—
	—	—	—	—	77,222	$137,455	231,973	$—
Charles E. Cusack III	23,334	11,666	$5.48	11/08/2022	3,333	$5,933	—	$—
	55,600	111,200	$7.10	2/28/2023	45,773	$81,476	—	$—
	—	—	—	—	60,123	$107,019	180,368	$—
Tina S. Obut	35,634	71,266	$7.10	2/28/2023	29,340	$52,225	—	$—
	—	177,400	$3.67	2/27/2024	74,930	$133,375	—	$—
	—	268,500	$1.57	12/8/2024	114,370	$203,579	—	$—

(1)
Stock option and restricted stock awards held by executives vest in three equal installments on each anniversary of the date of grant, beginning on the first anniversary of the date of grant, provided that the recipient has been continuously employed at such date.

(2)
Calculated based upon the closing market price of our common stock as of December 31, 2014, the last trading day of our 2014 fiscal year ($1.78) multiplied by the number of unvested awards at year end.

(3)
Represents unvested performance units at the threshold number of shares that may be earned. Performance units vest in one installment on the third anniversary of the date of grant; provided, the average of the adjusted closing price of a share of our common stock during the sixty trading days preceding the vesting date is equal to or greater than $4.00.

  Long-Term Incentive Awards Subsequent to Fiscal Year End

        Subsequent to December 31, 2014, as part of the analysis of executive compensation that is undertaken annually by our Compensation Committee, we granted awards to each named executive officer of long-term equity incentives under the Plan. These incentives were in the form of grants of restricted stock and non-qualified stock options. The restricted stock grants and non-qualified stock options vest in three equal annual increments beginning on the first anniversary of the grant date. The number of shares covered by the equity awards for each named executive officer are set forth in the table below, except for Ms. Obut who received her equity award in December 2014. The exercise price per share for each stock option reflected in the following table is $1.97, which was the closing market price of our common stock on the date of grant, February 26, 2015.

Name	Stock Option Award (#)	Restricted Stock Award (#)
Floyd C. Wilson	1,238,987	528,169
Stephen W. Herod	450,991	192,254
Mark J. Mize	447,137	190,610
Charles E. Cusack III	385,463	164,319
Tina S. Obut	—	—

  Option Exercises and Stock Vested

        The following table summarizes option exercises and the vesting of restricted stock for our named executive officers in 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Floyd C. Wilson	—	—	103,217	$423,474
Stephen W. Herod	—	—	55,283	$232,211
Mark J. Mize	—	—	49,413	$209,846
Charles E. Cusack III	—	—	26,220	$97,998
Tina S. Obut	—	—	14,670	$55,893

(1)
The value realized upon the exercise of the option award is determined by multiplying the number of shares acquired on exercise by the difference between the market price of the stock at exercise and the exercise price of the option.

(2)
The value realized equals the fair market value of our common stock on the date of vesting, multiplied by the number of shares vested.

  Equity Compensation Plan Information

        The following table sets forth certain information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(A)		Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Equity compensation plans approved by security holders(1)	30,872,309	(2)	$5.05	5,085,687
Equity compensation plans not approved by security holders	—		—	—

Total	30,872,309	(2)	$5.05	5,085,687

(1)
Represents information for the 2012 Long-Term Incentive Plan.

(2)
Includes 10,344,459 shares of restricted stock not yet vested.

  Stock Ownership Policy

        Our board of directors has adopted an Amended and Restated Stock Ownership Guidelines Policy (the "Policy") applicable to our board of directors, chief executive officer, president and each executive vice president to ensure that they maintain a meaningful economic stake in the Company. The Policy is designed to maintain stock ownership of our directors and the specified officers at a significant level so as to further align their interests with the interests of our stockholders in value creation. Subject to the exceptions noted below, our directors are required to hold a number of shares of our common stock valued at three times (3x) the annual cash retainer paid to them by the Company, our chief executive officer is required to hold a number of shares of our common stock valued at six times (6x) the base salary paid to him by the Company and the other specified officers are required to hold a number of shares of our common stock valued at three times (3x) the base salaries paid to them by the Company. For purposes of calculating the value of shares owned, each share of stock shall have a deemed value equal to the greater of the price at acquisition or the current market value. For purposes of calculating the value of unvested restricted shares, the value shall be determined without giving effect to the restriction.

        Under the Policy, our directors and officers have five years to comply with the ownership requirement starting from the date the person first became a member of the board of directors or officer, subject to the Policy, as applicable. Until the applicable stock ownership level is attained, persons subject to the Policy are required to retain 100% of shares of common stock received as a result of the exercise of stock options or vesting of shares of restricted stock, in each case net of shares sold to pay applicable withholding taxes and, in the case of an option, the exercise price. Directors that are employed by entities that prohibit them from owning shares of Company stock individually are exempt from compliance with the Policy. Other deviations or waivers from the Policy must be approved by the board of directors upon a recommendation from our Nominating and Corporate Governance Committee.

 DIRECTOR COMPENSATION

  2014 Director Compensation

        The table below sets forth certain information concerning the compensation earned in 2014 by our non-employee directors for service on our board of directors during 2014.

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Option Awards	All Other Compensation	Total(3)
Tucker S. Bridwell	$70,000	$160,461	$—	$—	$230,461
James W. Christmas	$80,000	$160,461	$—	$—	$240,461
Thomas R. Fuller	$77,500	$160,461	$—	$—	$237,961
Kevin E. Godwin	$67,500	$160,461	$—	$—	$227,961
David S. Hunt	$65,000	$160,461	$—	$—	$225,461
James L. Irish III	$135,000	$160,461	$—	$—	$295,461
David B. Miller	$60,000	$160,461	$—	$—	$220,461
Daniel A. Rioux	$70,000	$160,461	$—	$—	$230,461
Stephen P. Smiley	$80,978	$160,461	$—	$—	$241,439
Michael A. Vlasic	$66,522	$160,461	$—	$—	$226,983
Mark A. Welsh IV	$70,000	$160,461	$—	$—	$230,461

(1)
Represents the grant date fair value of awards granted during the indicated year, as determined in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in "Note 12—Stockholders' Equity" to the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award's vesting schedule. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by our directors.

(2)
Prior to each calendar quarter, in lieu of cash fees for the quarter, directors may elect to receive shares of common stock having a value equal to the amount of such fees, calculated on the basis of the closing price of shares of our common stock on the NYSE on the last day of such quarter.

(3)
Represents the numerical sum of the dollar amounts reflected in each other column for each director.

        The number of restricted stock awards subject to vesting, excluding shares received in lieu of fees, made to each of our directors for service as a director during 2014 was 28,300.

  2015 Director Compensation

        After consideration of various factors, including market conditions in our industry generally and the Compensation Committee's decisions relating to compensation of the Company's executive officers, the Compensation Committee recommended to our board of directors for approval, a reduction of the annual cash retainer from $60,000 to $40,000 and the targeted equity grant from $160,000 to $135,000 for non-employee directors. On February 25, 2015, the board of directors approved such reductions to non-employee director compensation. All other non-employee director compensation, including the annual retainer paid to the Lead Director, Committee Chairs and Committee Members, which are discussed in the table below, will remain the same for 2015.

  Discussion of Director Compensation Table

        Employee directors receive no additional compensation for service on our board of directors or any committee of the board of directors. All directors receive actual expense reimbursements associated with attending board and committee meetings. For 2014, our non-employee directors each received

$60,000 in cash per year (payable on a quarterly basis in the amount of $15,000). Our director compensation program consists of two principal elements: (1) annual retainer and committee fees and (2) equity consisting of restricted stock awards. Our Compensation Committee reviews our director compensation program at least annually, and more frequently if circumstances warrant it, using the advice and information provided by our independent compensation consultant. Our lead independent director received an additional $50,000 per year (payable on a quarterly basis in the amount of $12,500). Additional annual compensation for each committee chairperson and committee member for all of the committees of our board of directors is set forth below:

Board Committee	Committee Chairperson Additional Compensation	Committee Member (excluding Chairperson) Additional Compensation
Audit	$25,000	$7,500
Compensation	$15,000	$5,000
Nominating and Corporate Governance	$12,500	$5,000
Reserves	$12,500	$5,000

        Fees are paid in four equal quarterly installments and board members may elect to take all or a portion of the cash compensation we pay to them in shares of our common stock, with the number of shares determined by dividing such fees by the trading price per share of our common stock on the last day of each calendar quarter. Any such election must be made prior to the beginning of the quarter for which the compensation is to be paid and is irrevocable for that quarter.

  First Amended and Restated 2012 Long-Term Incentive Plan

        Non-employee directors are eligible to participate in the Plan discussed above under the heading "Long-term Incentives—2012 Long-Term Incentive Plan." At the time an individual initially becomes a non-employee director, we grant such director the number shares of our restricted common stock the value of which equals $50,000. In addition, effective on the date of the Company's annual meeting of stockholders, we grant to each director the number shares of our restricted common stock the value of which equals $160,000. For the purposes of determining the value of the shares of restricted stock to be issued, the closing price of the Company's common stock as reported on the date of grant is used, and in calculating the number of shares of restricted stock to be issued, the number of shares is rounded up to the nearest 100 shares. Grants of restricted stock to non-employee directors vest on the six month anniversary of the date of grant (subject to acceleration in the event of a change of control) provided that the director serves continuously on our board of directors through the vesting date. At December 31, 2014, 822,200 non-employee director grants had been fully vested and no shares were not yet vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Messrs. Bridwell, Rioux, Smiley and Vlasic served on the Compensation Committee of our board of directors from January 1, 2014 through the end of 2014. Mr. Welsh was appointed to serve on the Compensation Committee effective December 21, 2014. No member of the Compensation Committee during 2014 served as one of our officers or employees or of any of our subsidiaries during that year. In addition, during 2014, none of our executive officers served as a director or as a member of the compensation committee of a company which employs any of our directors.

 COMPENSATION COMMITTEE REPORT

        We have reviewed and discussed the Compensation Discussion and Analysis section of this report with management as required by Item 402(b) of Regulation S-K. Based on our review and discussion with management, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

MEMBERS OF THE COMMITTEE:
Michael A. Vlasic (Chairman) Tucker S. Bridwell Daniel A. Rioux Mark A. Welsh IV

        (The foregoing Compensation Committee Report does not constitute soliciting material and should not be deemed to be filed or incorporated by reference into any other filing of Halcón under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Halcón specifically incorporates the Report by reference therein.)

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The following sets forth information regarding the beneficial ownership of our common stock as of February 23, 2015 by:

  •
  each person to be known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

  •
  each of our named executive officers;

  •
  each of our directors; and

  •
  all of our current executive officers and directors as a group.

        As of February 23, 2015, approximately 428.1 million shares of our common stock were outstanding. Unless otherwise noted, the mailing address of each person or entity named below is 1000 Louisiana St., Suite 6700, Houston, Texas 77002.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Petro-Hunt Holdings, LLC(2)	103,741,278	24.2%
CPPIB and CPPIB PMI-2(3)	56,241,163	12.9%
HALRES LLC(4)	101,037,551	19.1%
Franklin(5)	22,145,056	5.2%
Floyd C. Wilson(6)	4,494,601	1.0%
Stephen W. Herod(7)	793,925	*
Mark J. Mize(8)	1,109,025	*
Charles E. Cusack III(9)	877,763	*
Tina S. Obut(10)	523,711	*
Tucker S. Bridwell(11)	557,800	*
James W. Christmas(12)	1,200,111	*
Thomas R. Fuller(13)	268,433	*
Kevin E. Godwin(14)	—	*
David S. Hunt(15)	325,100	*
David B. Miller(16)	104,943,151	21.3%
Daniel A. Rioux(17)	—	*
Michael A. Vlasic(18)	925,132	*
Mark A. Welsh IV(19)	77,800	*
All directors and executive officers as a group (18 individuals)	118,044,854	21.9%

*
Less than 1%.

(1)
Unless otherwise indicated, each stockholder has sole voting and investment power with respect to all shares of common stock indicated as being beneficially owned by such stockholder. Shares of common stock that are not outstanding, but which a designated stockholder has the right to acquire within 60 days, are included in the number of shares beneficially owned by such stockholder and are deemed to be outstanding for purposes of determining the percentage of outstanding shares beneficially owned by such stockholder, but not for purposes of determining the percentage of outstanding shares beneficially owned by any other designated stockholder. In all instances where ownership of unvested restricted stock is reported below, the individual has the sole power to vote such shares but no investment power.

(2)
The William Herbert Hunt Trust Estate ("WHHTE") does not directly own any common stock; however, as the sole member of Petro-Hunt Holdings, LLC, WHHTE may be deemed to indirectly beneficially own the common stock held of record by Petro-Hunt Holdings, LLC. The business address for Petro-Hunt Holdings, LLC and WHHTE is 2101 Cedar Springs Road, Suite 600, Dallas, Texas 75201.

(3)
According to, and based solely upon, Amendment No. 2 to Schedule 13D and Form 5 filed by Canada Pension Plan Investment Board ("CPPIB") and CPP Investment Board PMI-2 Inc. ("CPPIB PMI-2") with the SEC on June 20, 2013 and February 12, 2015. CPPIB and CPPIB PMI-2 have the shared power to vote or direct the vote with respect to 43,885,366 shares of Halcón common stock, and the shared power to direct the disposition of 43,885,366 shares of Halcón common stock. Includes 6,497,724 shares of common stock of the Company issuable upon the conversion of 40,000 shares of the Company's 5.75% Series A Cumulative Perpetual Convertible Preferred Stock (the "Series A Preferred Stock") beneficially owned by CPPIB. The business address for each of CPPIB and CPPIB PMI-2 is One Queen Street East, Suite 2500, Toronto, ON M5C 2W5, Canada.

(4)
Includes 36,666,667 shares of common stock of the Company issuable upon exercise of a warrant and 64,370,882 shares of common stock of the Company issuable upon conversion of a convertible promissory note (based on principal and accrued but unpaid interest of $289.7 million convertible into common stock at $4.50 per share), of which HALRES LLC has the sole power to vote, direct the vote and to direct the disposition thereof. Additionally, David B. Miller may be deemed to share voting and dispositive power over the securities held by HALRES LLC (see footnote 16 below).

(5)
According to, and based solely upon, Schedule 13G filed by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. (collectively, "Franklin") with the SEC on February 9, 2015. The business address for Franklin is One Franklin Parkway, San Mateo, CA 94403.

(6)
Includes 194,766 shares of unvested restricted stock and 162,443 shares of common stock issuable upon the conversion of 1,000 shares of Series A Preferred Stock owned by Mr. Wilson. Also includes 408,000 shares held in seventeen trusts for the benefit of Mr. Wilson's children and grandchildren, of which Mr. Wilson is the trustee and disclaims beneficial ownership of such shares.

(7)
Includes 190,490 shares of unvested restricted stock and 24,366 shares of common stock issuable upon the conversion of 150 shares of Series A Preferred Stock owned by Mr. Herod. Does not include 466,666 shares of common stock transferred from Mr. Herod to trusts for his minor children in December 2012. Mr. Herod has no dispositive or voting power with respect to the shares held by such trusts.

(8)
Includes 167,715 shares of unvested restricted stock and 32,488 shares of common stock issuable upon the conversion of 200 shares of Series A Preferred Stock owned by Mr. Mize. 333,333 shares held by Mr. Mize are pledged.

(9)
Includes 109,229 shares of unvested restricted stock and 16,244 shares of common stock issuable upon the conversion of 100 shares of Series A Preferred Stock owned by Mr. Cusack. Includes 20,000 shares of common stock owned by a limited partnership of which Mr. Cusack and his wife are general partners and 23,334 shares of common stock owned by the Cusack Ranch Corporation. Mr. Cusack disclaims beneficial ownership of such shares except to the extent Mr. Cusack has a pecuniary interest in the Cusack Ranch Corporation. Mr. Cusack shares voting and dispositive powers with respect to such shares.

(10)
Includes 218,640 shares of unvested restricted stock. Also includes 60,000 shares held in a brokerage account which Ms. Obut and her husband share voting and dispositive powers with respect to such shares.

(11)
Includes 200,000 shares held by Mansefeldt Hawk Partners. Mr. Bridwell is a partner and the president of Mansefeldt Hawk Partners, and is the manager of the general partner. Also includes 100,000 shares held by a family limited partnership, of which Mr. Bridwell and his spouse are general partners. Mr. Bridwell shares voting and investment powers with respect to the shares held by Mansefeldt Hawk Partners and his family limited partnership. The business address of Mr. Bridwell is 400 Pine, Suite 1000, Abilene, Texas 79601.

(12)
Includes 324,886 shares of common stock issuable upon the conversion of 2,000 shares of Series A Preferred Stock owned by Mr. Christmas.

(13)
The business address for Mr. Fuller is 19500 SH 249, Suite 640, Houston, Texas 77070.

(14)
The business address for Mr. Godwin is One Queen Street East, Suite 2500, Toronto ON M5C 2W5, Canada.

(15)
The business address for Mr. Hunt is 2101 Cedar Springs Road, Suite 600, Dallas, Texas 75201.

(16)
Includes a warrant to purchase 36,666,667 shares of common stock and 64,370,882 shares of common stock of the Company issuable upon conversion of a convertible promissory note (based on principal and accrued but unpaid interest of $289.7 million convertible into common stock at $4.50 per share), exercisable within 60 days after the date hereof owned by HALRES LLC. EnCap Energy Capital Fund VIII, L.P. ("EnCap Fund VIII") owns a majority of the membership interests in HALRES LLC and has the contractual right to nominate a majority of the members of the board of managers of HALRES LLC. EnCap Fund VIII may be deemed to beneficially own all of the reported securities held by HALRES LLC. EnCap Fund VIII is controlled indirectly by David B. Miller, Gary R. Petersen, D. Martin Phillips and Robert L. Zorich. Messrs. Miller, Petersen, Phillips and Zorich are members of RNBD GP LLC ("RNBD") and any action taken by RNBD to dispose or acquire securities has to be unanimously approved by all four members. RNBD is the sole member of EnCap Investments GP, L.L.C. ("EnCap Investments GP"), which is the general partner of EnCap Investments L.P., which is the general partner of EnCap Equity Fund VIII GP, L.P. ("EnCap Fund VIII GP"), which is the general partner of EnCap Fund VIII. Messrs. Miller, Petersen, Phillips and Zorich, RNBD, EnCap Investments GP, EnCap Investments L.P. and EnCap Fund VIII GP may be deemed to share dispositive and voting power over the securities held by HALRES LLC. Also includes 3,750,000 shares held by EnCap Fund VIII and 2 shares held by HALRES, LLC of which Mr. Miller may be deemed to share dispositive and voting power. Also includes 77,800 shares held by Mr. Welsh for which Mr. Miller may be deemed to share voting power. The business address of Mr. Miller is 3811 Turtle Creek Blvd., Suite 1000, Dallas, Texas 75219.

(17)
The business address of Mr. Rioux is 10 St. James Avenue, 19th Floor, Boston, Massachusetts 02116.

(18)
Mr. Vlasic has shared investment authority and shared voting/dispositive power over the shares, and he disclaims beneficial ownership of the shares in excess of his respective pecuniary interests therein. The business address of Mr. Vlasic is 1145 W. Long Lake Road, Suite 201, Bloomfield Hills, Michigan 48302.

(19)
Mr. Welsh may be deemed to share voting power with respect to the 77,800 shares. The business address of Mr. Welsh is 3811 Turtle Creek Blvd., Suite 1000, Dallas, Texas 75219.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Charter of Aircraft.    In the ordinary course of its business, the Company occasionally charters private aircraft from unaffiliated air charter companies. Floyd C. Wilson, the Company's Chairman and CEO, indirectly owns an aircraft which is managed by an independent air charter company unaffiliated with both Mr. Wilson and the Company. The Company occasionally charters private aircraft, including the aircraft owned indirectly by Mr. Wilson, from this company. The aircraft in the air charter company's fleet, including the aircraft indirectly owned by Mr. Wilson, are available to the public for charter based upon a standard fee schedule established by the air charter company, with the fees dependent primarily upon the type and size of the aircraft utilized and the duration of the flight. During 2014, the Company paid a total of approximately $0.8 million to the air charter company that manages Mr. Wilson's aircraft, all of which was related to the use of the aircraft indirectly owned by Mr. Wilson. Because the air charter company establishes fees for the use of the aircraft in its fleet, Mr. Wilson does not receive any greater benefit from the Company's charter of the aircraft indirectly owned by him than he does if any third party were to charter those aircraft. Any fees related to the charter of the aircraft are paid to the air charter company, which deducts from revenues received from charter customers a variety of expenses incidental to use of the aircraft (such as personnel, fuel and commissions) and recurring charges (such as for inspections, maintenance, storage and service).

        The use of charter and Company-owned aircraft by Company personnel is governed by the Company's Aircraft Policy. Our policies do not require that a special committee of the Company's independent directors approve the use of aircraft chartered through an unaffiliated air charter company that independently establishes the amount charged under arrangements that otherwise comply with our Aircraft Policy.

        Related Party Transaction Review Policies and Procedures.    A transaction or series of similar transactions to which we are a party in which the amount involved exceeds $120,000 and involves a director, executive officer, 5% stockholder or any immediate family members of these persons is evaluated by a special committee of disinterested directors formed by our board of directors to evaluate such transactions. In addition, our code of conduct provides that every employee should disclose any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest to upper management or the Company's Audit Committee. The Audit Committee has the authority to evaluate any such conflicts of interest and recommend actions to be taken by our board in connection with such conflicts of interest or to report the existence of any such conflicts of interest to the full board for it to take action.

        Director Independence.    The current listing standards of the NYSE require our board to affirmatively determine the independence of each director and to disclose such determination in the proxy statement for each annual meeting of our stockholders. The board, at its meeting held on February 25, 2015, affirmatively determined that each of Messrs. Bridwell, Christmas, Fuller, Godwin, Hunt, Miller, Rioux, Vlasic and Welsh is an "independent director" under the guidelines described below and the independence rules of the NYSE codified in Section 303A of the NYSE Listed Company Manual.

        In connection with its assessment of independence, our board reviewed information regarding relevant relationships, arrangements or transactions between the Company and each director or parties affiliated with such director.

        Our board has established the following standards for determining director independence in our corporate governance guidelines:

        A majority of the directors on our board must be "independent." No director qualifies as "independent" unless the board affirmatively determines that the director has no "material relationship" with Halcón, either directly, or as a partner, shareholder or officer of an organization that has a relationship with Halcón. A "material relationship" is a relationship that the board determines, after a consideration of all relevant facts and circumstances, compromises the director's independence from management. Our board's determination of independence must be consistent with all applicable requirements of the NYSE, the SEC, and any other applicable legal requirements. Our board may adopt specific standards or guidelines for independence in its discretion from time to time, consistent with those requirements. As set forth in the NYSE Listed Company Manual Section 303A.02, our board must consider the following factors that preclude a finding by the board of a member's or prospective member's "independence" from Halcón:

  1.
  A director who is, or who has been within the last three years, an employee of Halcón (including in each case subsidiaries or parent entities in a consolidated group), or an immediate family member who is, or has been within the last three years, an executive officer, of Halcón;

  2.
  A director who has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from Halcón, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service); provided, that, compensation received by a director for former service as an interim Chairman or CEO or other executive officer need not be considered in determining independence under this test, and compensation received by an immediate family member for service as an employee of Halcón need not be considered in determining independence under this test;

  3.
  (A) A director is a current partner or employee of a firm that is Halcón's internal or external auditor; (B) a director who has an immediate family member who is a current partner of such a firm; (C) a director who has an immediate family member who is a current employee of such a firm and who participates in Halcón's audit; or (D) a director or an immediate family member who was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on Halcón's audit within that time;

  4.
  A director or an immediate family member who is, or who has been within the last three years, employed as an executive officer of another company where any of Halcón's present executive officers at the same time serves or served on that company's Compensation Committee;

  5.
  A director who is a current employee, or an immediate family member who is a current executive officer, of a company that has made payments to, or received payments from, Halcón for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $200,000, or 2% of such other company's consolidated gross revenues;

  6.
  Whether the director has any other relationship with Halcón, either directly or as a partner, shareholder or officer of an organization that has a relationship with Halcón; and

  7.
  Whether the director is aware of any other relationships that could potentially interfere, or could appear to interfere, with his exercise of independent judgment in carrying out the responsibilities of a director, including (i) any transaction, arrangement or relationship, in the last fiscal year, involving the director, including any family members, and any other officer or director of Halcón; or (ii) any other relationship with Halcón, either directly or as a shareholder, executive officer or partner or an organization that has such a relationship, including any relationships with charitable, educational, political or other not-for-profit organizations.

        For purposes of determining "independence" of a director based on the tests set forth above, among other things, the following applies:

  A.
  In applying the test in paragraph 5 above, both the payments and the consolidated gross revenues to be measured are those reported in the last completed fiscal year. The look-back provision for this test applies solely to the financial relationship between Halcón and the director or immediate family member's current employer; Halcón is not required to consider former employment of the director or the immediate family member.

  B.
  For purposes of paragraph 5 above, contributions to tax exempt organizations are not considered "payments," although Halcón still considers the "materiality" of any such relationship in determining the "independence" of a director.

  C.
  For purposes of determining "independence," an "immediate family member" includes a person's spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than a domestic employee) who shares such person's home, and does not include individuals who are no longer immediate family members as a result of legal separation or divorce, or those who have died or become incapacitated.

        Our corporate governance guidelines set forth our policy with respect to qualifications of the members of the board, the standards of director independence, director responsibilities, board meetings, director access to management and independent advisors, director orientation and continuing education, director compensation, Chairman and CEO dual responsibilities, management evaluation and succession, annual performance evaluation of the board, and executive sessions.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Principal Accountant

        Deloitte is the independent registered public accounting firm selected by our Audit Committee as the independent registered public accountant for the fiscal years ended December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, neither the Company nor anyone acting on its behalf consulted Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as defined in Items 304(a)(1)(iv) and (v) of Regulation S-K.

  Fees

        The following table presents fees billed for professional audit services rendered by Deloitte, our principal accounting firm for the years ended December 31, 2014 and 2013. The table also presents fees for other services rendered by Deloitte during those periods. Except as set forth below, we paid all such fees.

	2014	2013
Audit Fees	$1,633,900	$2,880,275
Audit-Related Fees	269,765	—
Tax Fees	—	—
All Other Fees	—	—

Total	$1,903,655	$2,880,275

        As used above, the following terms have the meanings set forth below:

        Audit Fees.    The fees for professional services rendered by Deloitte for the audit of our annual financial statements, for the review of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements and private placements, including but not limited to registration statements on Forms S-3, S-4 and S-8, for the years ended December 31, 2014 and December 31, 2013.

        Audit-Related Fees.    The fees for assurance and related services by Deloitte that are for audit and valuation services for a specific subsidiary that are reasonably related to the performance of the audit or review of our financial statements and are not otherwise reported under "Audit Fees."

        Tax Fees.    The fees for professional services rendered by Deloitte for tax compliance, tax advice, and tax planning.

        All Other Fees.    The fees for products and services provided by Deloitte, other than for the services reported under the headings "Audit Fees," "Audit- Related Fees" and "Tax Fees," for the period in question.

Audit Committee Pre-Approval Policy

        All audit fees, audit-related fees and tax fees as described above for the years ended December 31, 2014 and 2013 were pre-approved by our Audit Committee, which concluded that the provision of such services by Deloitte was compatible with the maintenance of their respective independence in the conduct of their auditing functions. Our Audit Committee's pre-approval policy provides that pre-approval of all such services must be approved separately by the Audit Committee. The Audit Committee has not delegated any such pre-approval authority to anyone outside the Audit Committee. Each member of the Audit Committee has the authority to pre-approve non-audit services up to $200,000 to be performed by our independent registered public accountant.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Consolidated Financial Statements:

        The consolidated financial statements of the Company and its subsidiaries and reports of independent registered public accounting firms listed in Section 8 of the Original 10-K, which was filed with the Securities and Exchange Commission on February 26, 2015.

(2)
Consolidated Financial Statements Schedules:

        All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

(3)
Exhibits:

2.1	Securities Purchase Agreement dated December 21, 2011 by and between RAM Energy Resources, Inc. and Halcón Resources LLC (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed December 22, 2011).

2.1.1	First Amendment to Securities Purchase Agreement dated January 4, 2012 by and between RAM Energy Resources, Inc. and Halcón Resources LLC (Incorporated by reference to Exhibit 2.1.1 of our Current Report on Form 8-K filed January 5, 2012).

2.2	Agreement and Plan of Merger, dated as of April 24, 2012 by and among Halcón Resources Corporation, Leopard Sub I, Inc., Leopard Sub II, LLC and GeoResources, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed April 25, 2012).

2.3	Agreement of Sale and Purchase dated May 8, 2012 between NCL Appalachian Partners, L.P., as Seller, and Halcón Energy Properties, Inc., as Buyer (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed July 2, 2012).

2.4	Purchase and Sale Agreement dated as of the 5th day of June, 2012, among CH4 Energy II, LLC, PetroMax Leon, LLC and Petro Texas LLC and Halcón Energy Properties, Inc., and joined by PetroMax Operating Co., Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed August 7, 2012).

2.5	Reorganization and Interest Purchase Agreement dated October 19, 2012 by and among Halcón Energy Properties, Inc., Petro-Hunt, L.L.C. and Pillar Energy, LLC (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed October 22, 2012).

2.6	Agreement of Sale and Purchase by and among Halcón Energy Properties, Inc., Halcón Field Services, LLC, HK Energy, LLC, Halcón Operating Co, Inc., HK Energy Operating, LLC, and Halcón Resources Operating, Inc., and New Gulf Resources, LLC, dated February 25, 2014 (Incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 filed May 8, 2014).

2.6.1	Amendment No. 1 Agreement of Sale and Purchase by and among Halcón Energy Properties, Inc., Halcón Field Services, LLC, HK Energy, LLC, Halcón Operating Co, Inc., HK Energy Operating, LLC, and Halcón Resources Operating, Inc., and New Gulf Resources, LLC, dated April 10, 2014 (Incorporated by reference to Exhibit 2.2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed July 31, 2014).

3.1	Amended and Restated Certificate of Incorporation of RAM Energy Resources, Inc. dated February 8, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 9, 2012).

3.1.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation, effective as of February 10, 2012 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed February 9, 2012).

3.1.2	Certificate of Designation, Preferences, Rights and Limitations of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation dated March 2, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed March 5, 2012).

3.1.3	Certificate of Elimination of 8% Automatically Convertible Preferred Stock dated November 30, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 4, 2012).

3.1.4	Certificate of Designation, Preferences, Rights and Limitations of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation dated December 5, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 11, 2012).

3.1.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation dated January 17, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed January 23, 2013).

3.1.6	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation, effective as of May 23, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 29, 2013).

3.1.7	Certificate of Designations, Preferences, Rights and Limitations of 5.75% Series A Convertible Perpetual Preferred Stock of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 18, 2013).

3.1.8	Certificate of Elimination of 8% Automatically Convertible Preferred Stock of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed June 18, 2013).

3.1.9	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, effective as of May 22, 2014 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 27, 2014).

3.2	Fourth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed November 6, 2012).

4.1	Convertible Promissory Note dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed February 9, 2012).

4.2	Warrant Certificate dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed February 9, 2012).

4.3	Registration Rights Agreement dated February 8, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed February 9, 2012).

4.4	Indenture dated as of July 16, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 9.75% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed July 17, 2012).

4.5	Registration Rights Agreement dated July 16, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed July 17, 2012).

4.6	First Supplemental Indenture dated as of August 1, 2012, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 2, 2012).

4.7	Second Supplemental Indenture dated as of August 1, 2012, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed August 2, 2012).

4.8	Registration Rights Agreement dated as of August 1, 2012, among CH4 Energy II, LLC, PetroMax Leon, LLC and Petro Texas LLC and Halcón Resources Corporation (subsequently joined by U.S. King King LLC) (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 7, 2012).

4.9	Registration Rights Agreement dated March 5, 2012, between Halcón Resources Corporation and Barclays Capital, Inc. as lead placement agent for the benefit of the initial holders named therein (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 5, 2012).

4.10	Registration Rights Agreement dated as of November 6, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein, and the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed November 7, 2012).

4.11	Indenture dated as of November 6, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 8.875% Senior Notes due 2021 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 7, 2012).

4.12	First Supplemental Indenture dated December 6, 2012, among Halcón Williston I, LLC and Halcón Williston II, LLC, the existing guarantors, Halcón Resources Corporation, the parties named therein as subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 8.875% senior notes due 2021 (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed December 11, 2012).

4.13	Third Supplemental Indenture dated December 6, 2012, among Halcón Resources Corporation and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed December 11, 2012).

4.14	Registration Rights Agreement dated December 6, 2012, between Halcón Resources Corporation and Petro-Hunt Holdings LLC and Pillar Holdings LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed December 11, 2012).

4.15	First Amendment to Registration Rights Agreement dated December 6, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed December 11, 2012).

4.16	Registration Rights Agreement, dated as of January 14, 2013, between Halcón Resources Corporation and Wells Fargo Securities, LLC, on behalf of the initial purchasers named therein (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed January 15, 2013).

4.17	Waiver, dated July 3, 2013, relating to Registration Rights Agreement dated December 6, 2012 by and among Halcón Resources Corporation and Petro-Hunt Holdings, LLC and Pillar Holdings, LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed July 10, 2013).

4.18	Indenture dated as of August 13, 2013, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 9.25% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 13, 2013).

4.19	Registration Rights Agreement dated as of August 13, 2013, among Halcón Resources Corporation and BMO Capital Markets Corp., on behalf of the initial purchaser named therein (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed August 13, 2013).

4.20	Registration Rights Agreement, dated as of December 19, 2013, between Halcón Resources Corporation and Barclays Capital Inc. and Wells Fargo Securities, LLC as the initial purchasers (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed December 20, 2013).

10.1	Senior Revolving Credit Agreement dated as of February 8, 2012, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 9, 2012).

10.2	First Amendment to Senior Revolving Credit Agreement, dated as of August 1, 2012, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 2, 2012).

10.3	Second Amendment to Senior Revolving Credit Agreement, dated as of January 25, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 30, 2013).

10.4	Third Amendment to Senior Revolving Credit Agreement, dated as of April 26, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.5	Fourth Amendment to Senior Revolving Credit Agreement, dated as of May 8, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 14, 2013).

10.6	Fifth Amendment to Senior Revolving Credit Agreement, dated as of June 11, 2013, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 17, 2013).

10.7	Sixth Amendment to Senior Revolving Credit Agreement, dated as of October 31, 2013, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013).

10.8	Seventh Amendment to Senior Revolving Credit Agreement, dated as of March 21, 2014, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 27, 2014).

10.9	Eighth Amendment to Senior Revolving Credit Agreement, dated as of September 30, 2014, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2014).

10.10	Ninth Amendment to Senior Revolving Credit Agreement, dated as of February 25, 2015, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 25, 2015).

10.11	Guarantee and Collateral Agreement dated as of February 8, 2012, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 9, 2012).

10.12	Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 8, 2012).

10.13	Stock Ownership Guidelines Policy (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 8, 2012).

10.14	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 13, 2012).

10.15	Voting Agreement dated as of April 24, 2012 by and between GeoResources, Inc. and HALRES LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 25, 2012).

10.16	Voting Agreement dated as of April 24, 2012 by and among Halcón Resources Corporation, Leopard Sub I, Inc. and each of the stockholders party thereto (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 25, 2012).

10.17		Confidential Information, Non-Competition and Non-Solicit Agreement dated as of April 24, 2012 by and between Halcón Resources Corporation and Frank A. Lodzinski (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 25, 2012).

10.18	†	Halcón Resources Corporation First Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K filed March 4, 2013).

10.19	†	Amendment No. 1 to Halcón Resources Corporation First Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2013).

10.20	†	Employment Agreement between Floyd C. Wilson and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 5, 2012).

10.21	†	Employment Agreement between Stephen W. Herod and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed June 5, 2012).

10.22	†	Employment Agreement between Mark J. Mize and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed June 5, 2012).

10.23	†	Employment Agreement between David S. Elkouri and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed June 5, 2012).

10.24	†	Employment Agreement between Joseph S. Rinando, III and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed June 5, 2012).

10.25	†	Employment Agreement between Charles E. Cusack, III and Halcón Resources Corporation dated November 8, 2012 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 27, 2014).

10.26	†	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 13, 2012).

10.27	†	Form of Employee Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed June 13, 2012).

10.28	†	Form of Non-Employee Director Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed June 13, 2012).

10.29	†	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed July 31, 2014).

10.30		Purchase Agreement dated June 29, 2012, by and between Halcón Resources Corporation and Wells Fargo Securities, LLC as representative of the initial purchasers named therein relating to Halcón Resources Corporation's 9.75% Senior Notes due 2020 (Incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.31		Escrow Agreement, dated as of July 16, 2012, by and among Halcón Resources Corporation, U.S. Bank National Association, as trustee under the Indenture, and U.S. Bank National Association, as escrow and paying agent (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 17, 2012).

10.32	†	Employment Agreement between Robert J. Anderson and Halcón Resources Corporation dated August 1, 2012 (Incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q filed November 8, 2012).

10.33		Common Stock Purchase Agreement dated October 19, 2012, by and between Halcón Resources Corporation and CPP Investment Board PMI-2 Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 22, 2012).

10.34		Purchase Agreement dated October 23, 2012, by and between Halcón Resources Corporation and Wells Fargo Securities, LLC as representative of the initial purchasers named therein relating to Halcón Resources Corporation's 8.875% Senior Notes due 2021 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 26, 2012).

10.35		Escrow Agreement, dated as of November 6, 2012, by and among Halcón Resources Corporation, U.S. Bank National Association, as trustee under the Indenture, and U.S. Bank National Association, as escrow and paying agent (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 7, 2012).

10.36		Stockholders Agreement dated December 6, 2012, between Halcón Resources Corporation and CPP Investment Board PMI-2 Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 11, 2012).

10.37		Purchase Agreement, dated January 9, 2013, among Halcón Resources Corporation, the subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 15, 2013).

10.38		Underwriting Agreement, dated June 13, 2013, among Halcón Resources Corporation, J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the underwriters named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 18, 2013).

10.39		Underwriting Agreement, dated August 8, 2013, among Halcón Resources Corporation and Barclays Capital Inc., as representatives of the underwriters named therein (Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed August 13, 2013).

10.40		Purchase Agreement, dated August 8, 2013, among Halcón Resources Corporation and BMO Capital Markets Corp., as representatives of the initial purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 13, 2013).

10.41		Purchase Agreement, dated December 16, 2013, among Halcón Resources Corporation, the subsidiary guarantors named therein and Barclays Capital Inc. and Wells Fargo Securities, LLC as the initial purchasers (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 20, 2013).

12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

21.1	*	List of Subsidiaries of Halcón Resources Corporation

23.1	*	Consent of Deloitte & Touche LLP

23.2	*	Consent of Netherland, Sewell & Associates, Inc.

31.1	***	Sarbanes-Oxley Section 302 certification of Principal Executive Officer

31.2	***	Sarbanes-Oxley Section 302 certification of Principal Financial Officer

32	**	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

99.1	*	Report of Netherland, Sewell & Associates, Inc.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Indicates documents previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the SEC on February 26, 2015, which is being amended hereby.

**
Indicates documents previously furnished with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the SEC on February 26, 2015, which is being amended hereby.

***
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

HALCÓN RESOURCES CORPORATION
Date: March 5, 2015	By:	/s/ FLOYD C. WILSON Floyd C. Wilson Chairman of the Board and Chief Executive Officer