Form 10-Q
period 2015-03-31
HALCON RESOURCES CORP
filed 2015-05-06
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

        At May 1, 2015, 570,675,110 shares of the Registrant's Common Stock were outstanding.

Special note regarding forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition or divestiture opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "objective," "believe," "predict," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the "Risk Factors" section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

  •
  volatility in commodity prices for oil and natural gas, including continued declines in the price for oil;

  •
  our ability to generate sufficient cash flow from operations and to borrow or access other sources of capital to enable us to fund our operations, satisfy our obligations and fully develop our undeveloped acreage positions;

  •
  we have substantial indebtedness and may incur more debt;

  •
  higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business;

  •
  our ability to replace our oil and natural gas reserves;

  •
  our ability to successfully integrate acquired oil and natural gas businesses and operations;

  •
  the possibility that acquisitions and divestitures may involve unexpected costs or delays, and that acquisitions may not achieve intended benefits and may divert management's time and energy;

  •
  our ability to successfully develop our large inventory of undeveloped acreage in our resource plays;

  •
  access to and availability of water and other treatment materials to carry out fracture stimulations in our resource plays;

  •
  access to adequate gathering systems, processing facilities, transportation take-away capacity to move our production to market and marketing outlets to sell our production at market prices;

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

  •
  our ability to retain key members of senior management, board members, and key technical employees;

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

  •
  the insurance coverage maintained by us may not adequately cover all losses that we may sustain;

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$124,413	$256,029
Natural gas	6,959	9,409
Natural gas liquids	4,068	8,759

Total oil, natural gas and natural gas liquids sales	135,440	274,197
Other	754	952

Total operating revenues	136,194	275,149

Operating expenses:
Production:
Lease operating	33,785	36,638
Workover and other	3,114	2,789
Taxes other than income	12,241	24,160
Gathering and other	13,746	5,073
Restructuring	1,921	987
General and administrative	24,409	32,798
Depletion, depreciation and accretion	119,144	119,908
Full cost ceiling impairment	554,003	61,165

Total operating expenses	762,363	283,518

Income (loss) from operations	(626,169)	(8,369)
Other income (expenses):
Net gain (loss) on derivative contracts	99,748	(33,656)
Interest expense and other, net	(61,307)	(30,939)

Total other income (expenses)	38,441	(64,595)

Income (loss) before income taxes	(587,728)	(72,964)
Income tax benefit (provision)	87	—

Net income (loss)	(587,641)	(72,964)
Series A preferred dividends	(4,901)	(4,959)
Preferred dividends and accretion on redeemable noncontrolling interest	(8,651)	—

Net income (loss) available to common stockholders	$(601,193)	$(77,923)

Net income (loss) per share of common stock:
Basic	$(1.43)	$(0.19)

Diluted	$(1.43)	$(0.19)

Weighted average common shares outstanding:
Basic	419,684	413,521

Diluted	419,684	413,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Current assets:
Cash	$18,611	$43,713
Accounts receivable	219,790	276,559
Receivables from derivative contracts	351,785	352,530
Restricted cash	16,322	16,131
Inventory	4,379	4,693
Prepaids and other	10,235	9,079

Total current assets	621,122	702,705

Oil and natural gas properties (full cost method):
Evaluated	6,526,440	6,390,820
Unevaluated	1,838,093	1,829,786

Gross oil and natural gas properties	8,364,533	8,220,606
Less—accumulated depletion	(3,623,652)	(2,953,038)

Net oil and natural gas properties	4,740,881	5,267,568

Other operating property and equipment:
Gas gathering and other operating assets	129,116	126,804
Less—accumulated depreciation	(16,779)	(14,798)

Net other operating property and equipment	112,337	112,006

Other noncurrent assets:
Receivables from derivative contracts	135,428	151,324
Debt issuance costs, net	53,659	55,904
Deferred income taxes	136,627	136,826
Equity in oil and natural gas partnership	4,315	4,309
Funds in escrow and other	2,094	3,833

Total assets	$5,806,463	$6,434,475

Current liabilities:
Accounts payable and accrued liabilities	$415,378	$607,750
Asset retirement obligations	142	106
Current portion of deferred income taxes	136,627	136,826

Total current liabilities	552,147	744,682

Long-term debt	3,892,321	3,746,736
Other noncurrent liabilities:
Liabilities from derivative contracts	747	9,387
Asset retirement obligations	39,895	38,371
Other	5,755	5,964
Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable noncontrolling interest	125,817	117,166
Stockholders' equity:
Preferred stock: 1,000,000 shares of $0.0001 par value authorized; 340,960 and 345,000 shares of 5.75% Cumulative Perpetual Convertible Series A, issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock: 1,340,000,000 shares of $0.0001 par value authorized; 436,192,820 and 427,808,306 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	42	42
Additional paid-in capital	3,014,207	2,995,402
Accumulated deficit	(1,824,468)	(1,223,275)

Total stockholders' equity	1,189,781	1,772,169

Total liabilities and stockholders' equity	$5,806,463	$6,434,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2013	345	$—	415,730	$41	$2,953,786	$(1,506,217)	$1,447,610
Net income (loss)	—	—	—	—	—	315,956	315,956
Dividends on Series A preferred stock	—	—	3,262	—	14,878	(19,838)	(4,960)
Preferred dividends on redeemable noncontrolling interest	—	—	—	—	—	(6,543)	(6,543)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(6,633)	(6,633)
Offering costs	—	—	—	—	39	—	39
Long-term incentive plan grants	—	—	9,388	1	(1)	—	—
Long-term incentive plan forfeitures	—	—	(455)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(117)	—	(453)	—	(453)
Share-based compensation	—	—	—	—	27,153	—	27,153

Balances at December 31, 2014	345	—	427,808	42	2,995,402	(1,223,275)	1,772,169
Net income (loss)	—	—	—	—	—	(587,641)	(587,641)
Dividends on Series A preferred stock	—	—	2,528	—	4,901	(4,901)	—
Conversion of Series A preferred stock	(4)	—	656	—	—	—	—
Preferred dividends on redeemable noncontrolling interest	—	—	—	—	—	(3,019)	(3,019)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(5,632)	(5,632)
Common stock issuance	—	—	4,979	—	8,201	—	8,201
Offering costs	—	—	—	—	(168)	—	(168)
Long-term incentive plan grants	—	—	1,373	—	—	—	—
Long-term incentive plan forfeitures	—	—	(756)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(395)	—	(762)	—	(762)
Share-based compensation	—	—	—	—	6,633	—	6,633

Balances at March 31, 2015	341	$—	436,193	$42	$3,014,207	$(1,824,468)	$1,189,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(587,641)	$(72,964)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	119,144	119,908
Full cost ceiling impairment	554,003	61,165
Share-based compensation, net	4,772	4,332
Unrealized loss (gain) on derivative contracts	8,001	26,021
Amortization and write-off of deferred loan costs	1,559	842
Non-cash interest and amortization of discount and premium	1,107	554
Accrued settlements on derivative contracts	(37,592)	—
Other income (expense)	2,541	354
Change in assets and liabilities, net of acquisitions:
Accounts receivable	56,276	12,062
Inventory	314	280
Prepaids and other	(1,156)	4,662
Accounts payable and accrued liabilities	(27,393)	2,284

Net cash provided by (used in) operating activities	93,935	159,500

Cash flows from investing activities:
Oil and natural gas capital expenditures	(264,626)	(432,783)
Proceeds received from sale of oil and natural gas assets	964	1,533
Advance on carried interest	—	(62,500)
Other operating property and equipment capital expenditures	(4,345)	(16,036)
Funds held in escrow and other	(5)	288

Net cash provided by (used in) investing activities	(268,012)	(509,498)

Cash flows from financing activities:
Proceeds from borrowings	361,000	614,000
Repayments of borrowings	(217,000)	(266,000)
Debt issuance costs	—	(126)
Common stock issued	6,019	—
Restricted cash	(191)	—
Offering costs and other	(853)	(344)

Net cash provided by (used in) financing activities	148,975	347,530

Net increase (decrease) in cash	(25,102)	(2,468)
Cash at beginning of period	43,713	2,834

Cash at end of period	$18,611	$366

Disclosure of non-cash investing and financing activities:
Accrued capitalized interest	$(8,270)	$(4,763)
Asset retirement obligations	1,120	(730)
Series A preferred dividends paid in common stock	4,901	4,959
Accretion of redeemable noncontrolling interest	5,632	—
Preferred dividends on redeemable noncontrolling interest paid-in-kind	3,019	—
Common stock issued	2,182	—
Offering costs	(78)	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

Basis of Presentation and Principles of Consolidation

        Halcón Resources Corporation (Halcón or the Company) is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich assets in the United States. The unaudited condensed consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries and an equity method investment. The Company operates in one segment which focuses on oil and natural gas acquisition, production, exploration and development. The Company's oil and natural gas properties are managed as a whole rather than through discrete operating areas. Operational information is tracked by operating area; however, financial performance is assessed as a whole. Allocation of capital is made across the Company's entire portfolio without regard to operating area. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Halcón follows the accounting policies disclosed in its 2014 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC) on February 26, 2015. Please refer to the notes in the 2014 Annual Report on Form 10-K when reviewing interim financial results.

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

doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. There were no material allowances for doubtful accounts as of March 31, 2015 or December 31, 2014.

Other Operating Property and Equipment

        Gas gathering systems and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a 30-year or 10-year estimated useful life applicable to gas gathering systems and a compressed natural gas facility, respectively. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life or productive capacity of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The Company capitalized $84.3 million and $83.1 million as of March 31, 2015 and December 31, 2014, respectively, related to the construction of its gas gathering systems, after any amounts impaired.

        Other operating assets are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives: automobiles and computers, three years; computer software, fixtures, furniture and equipment, five years or the lesser of the lease term; trailers, seven years; heavy equipment, ten years; an airplane and buildings, twenty years and leasehold improvements, lease term. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

        The Company reviews its gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires the Company to evaluate gas gathering systems and equipment and other operating assets for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from an asset's undiscounted cash flows, then the Company recognizes an impairment loss for the difference between the carrying amount and the current fair value. The Company also evaluates the remaining useful lives of its gas gathering systems and other operating assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

Recently Issued Accounting Pronouncements

        In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the guidance is effective for annual periods, including interim periods within those annual periods,

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of assessing the effects of the application of the new guidance.

        In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of assessing the effects of the application of the new guidance.

        In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02). The amendments in ASU 2015-02 eliminate the previous presumption that a general partner controls a limited partner. ASU 2015-02 may impact the Company's accounting for its general partner interest in SBE Partners LP (SBE Partners), which is currently accounted for as an equity method investment. ASU 2015-02 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of ASU 2015-02 on its accounting for its general partner interest in SBE Partners.

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

2. ACQUISITIONS AND DIVESTITURES

Divestiture

East Texas Assets

        On May 9, 2014, the Company completed the divestiture of certain non-core assets in East Texas (the East Texas Assets) to a privately-owned company for a total purchase price of $424.5 million after closing adjustments for operating expenses, capital expenditures and revenues between the effective

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS AND DIVESTITURES (Continued)

date and the closing date, title and environmental defects, and other purchase price adjustments customary in oil and gas purchase and sale agreements. The effective date of the transaction was April 1, 2014. Proceeds from the sale were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded.

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

        Investments in unevaluated oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress, qualify for interest capitalization. The capitalized interest is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred that are excluded from the full cost pool; however, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the unaudited condensed consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. For the three months ended March 31, 2015 and 2014, the Company capitalized interest costs of $24.6 million and $46.6 million, respectively.

        At March 31, 2015, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended March 31, 2015 of the West Texas Intermediate (WTI) spot price of $82.71 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended March 31, 2015 of the Henry Hub price of $3.88 per million British thermal units (MMBtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at March 31, 2015 exceeded the ceiling amount by $554.0 million ($348.8 million after taxes) which resulted in a ceiling test impairment of that amount for the quarter. The ceiling test impairment was driven by a 13% decrease in the first-day-of-

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OIL AND NATURAL GAS PROPERTIES (Continued)

the-month average prices for crude oil used in the ceiling test calculation, which were $94.99 and $82.71 per barrel at December 31, 2014 and March 31, 2015, respectively.

        At March 31, 2014, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended March 31, 2014 of the WTI spot price of $98.46 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended March 31, 2014 of the Henry Hub price of $3.99 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at March 31, 2014 exceeded the ceiling amount by $61.2 million ($39.0 million after taxes) which resulted in a ceiling test impairment of that amount for the quarter.

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

4. LONG-TERM DEBT

        Long-term debt as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Senior revolving credit facility	$701,000	$557,000
9.25% senior notes due 2022	400,000	400,000
8.875% senior notes due 2021(1)	1,369,422	1,370,032
9.75% senior notes due 2020(2)	1,151,750	1,151,821
8.0% convertible note due 2017(3)	270,149	267,883

	$3,892,321	$3,746,736

(1)
Amounts are net of a $4.5 million and a $4.6 million unamortized discount at March 31, 2015 and December 31, 2014, respectively, related to the issuance of the original 2021 Notes. The unamortized premium related to the additional 2021 Notes was approximately $23.9 million and $24.6 million at March 31, 2015 and December 31, 2014, respectively. See "8.875% Senior Notes" below for more details.

(2)
Amounts are net of a $7.6 million and a $7.9 million unamortized discount at March 31, 2015 and December 31, 2014, respectively, related to the issuance of the original 2020 Notes. The unamortized premium related to the additional 2020 Notes was approximately $9.3 million and $9.7 million at March 31, 2015 and December 31, 2014, respectively. See "9.75% Senior Notes" below for more details.

(3)
Amount is net of a $19.5 million and a $21.8 million unamortized discount at March 31, 2015 and December 31, 2014, respectively. See "8.0% Convertible Note" below for more details.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

Senior Revolving Credit Facility

        On February 8, 2012, the Company entered into a senior secured revolving credit agreement (the Senior Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Senior Credit Agreement currently provides for a $1.5 billion facility with a borrowing base of $900.0 million. Amounts borrowed under the Senior Credit Agreement will mature on August 1, 2019. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The borrowing base is subject to a reduction (in most cases, equal to the product of 0.25 multiplied by the stated principal amount (without regard to any initial issue discount)) of any future notes or other long-term debt securities that the Company may issue. Funds advanced under the Senior Credit Agreement may be paid down and re-borrowed during the term of the facility. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 0.75% to 1.75% for ABR-based loans or at specified margins over LIBOR of 1.75% to 2.75% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the facility. Advances under the Senior Credit Agreement are secured by liens on substantially all of the Company's and its restricted subsidiaries' properties and assets. The Senior Credit Agreement contains customary representations, warranties and covenants including, among others, restrictions on the payment of dividends on the Company's capital stock and financial covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and a ratio of total secured debt to EBITDA of no greater than 2.75 to 1.0.

        On May 1, 2015, the Company entered into the Tenth Amendment to the Senior Credit Agreement (the Tenth Amendment) which among other things, replaced the interest coverage test and reduced the borrowing base. See Note 15, "Subsequent Events," for further information regarding the Tenth Amendment. Prior to the Tenth Amendment, under the Ninth Amendment executed on February 25, 2015, the Senior Credit Agreement had a required minimum coverage of interest expenses of not less than 2.0 to 1.0 through March 31, 2016 and not less than 2.5 to 1.0 for subsequent periods.

        At March 31, 2015, under the then effective borrowing base of $1.05 billion, the Company had $701.0 million of indebtedness outstanding, $1.1 million of letters of credit outstanding and approximately $347.9 million of borrowing capacity available under the Company's Senior Credit Agreement.

        At March 31, 2015, the Company was in compliance with the financial covenants under the Senior Credit Agreement.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

        The 2022 Notes bear interest at a rate of 9.25% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2014. The 2022 Notes will mature on February 15, 2022. The 2022 Notes are senior unsecured obligations of the Company, rank equally with all of its current and future senior indebtedness and are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing 100% owned subsidiaries, except for the subsidiary, HK TMS, LLC. Halcón, the issuer of the 2022 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

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

        The 2021 Notes bear interest at a rate of 8.875% per annum, payable semi- annually on May 15 and November 15 of each year, beginning on May 15, 2013. The Notes will mature on May 15, 2021. The 2021 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness. The 2021 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing 100% owned subsidiaries, except for the subsidiary, HK TMS, LLC. Halcón, the issuer of the 2021 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        In conjunction with the issuance of the 2021 Notes, the Company recorded a discount of approximately $5.7 million to be amortized over the remaining life of the 2021 Notes using the effective interest method. The remaining unamortized discount was $4.5 million at March 31, 2015. In conjunction with the issuance of the additional 2021 Notes, the Company recorded a premium of approximately $30.0 million to be amortized over the remaining life of the additional 2021 Notes using the effective interest method. The remaining unamortized premium was $23.9 million at March 31, 2015.

        The Company exchanged a portion of the principal amount of the 2021 Notes for shares of its common stock in April 2015. See Note 15, "Subsequent Events," for a further discussion of the exchanged notes.

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

        The 2020 Notes bear interest at a rate of 9.75% per annum, payable semi- annually on January 15 and July 15 of each year, beginning on January 15, 2013. The 2020 Notes will mature on July 15, 2020. The 2020 Notes are senior unsecured obligations of the Company and rank equally with all of its current and future senior indebtedness. The 2020 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing 100% owned subsidiaries, except for the subsidiary, HK TMS, LLC. Halcón, the issuer of the 2020 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        In conjunction with the issuance of the 2020 Notes, the Company recorded a discount of approximately $10.2 million to be amortized over the remaining life of the 2020 Notes using the effective interest method. The remaining unamortized discount was $7.6 million at March 31, 2015. In conjunction with the issuance of the additional 2020 Notes, the Company recorded a premium of approximately $11.0 million to be amortized over the remaining life of the additional 2020 Notes using the effective interest method. The remaining unamortized premium was approximately $9.3 million at March 31, 2015.

        The Company exchanged a portion of the principal amount of the 2020 Notes for shares of its common stock in April 2015. See Note 15, "Subsequent Events," for a further discussion of the exchanged notes.

8.0% Convertible Note

        On February 8, 2012, the Company issued to HALRES, LLC (HALRES), a note in the principal amount of $275.0 million due 2017 (the Convertible Note) together with five year warrants (February 2012 Warrants) for an aggregate purchase price of $275.0 million. The Convertible Note bears interest at a rate of 8% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year. Through the March 31, 2014 interest payment date, the Company was permitted to elect to pay the interest in kind, by adding to the principal of the Convertible Note, all or any portion of the interest due on the Convertible Note. The Company elected to pay the interest in kind on March 31, June 30 and September 30, 2012, and added $3.2 million, $5.7 million and $5.8 million of interest incurred, respectively, to the Convertible Note, increasing the principal amount to $289.7 million. The

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

Company did not elect to pay-in-kind interest for the quarterly payments subsequently. The Convertible Note is a senior unsecured obligation of the Company.

        On March 9, 2015, the Company entered into an amendment (the HALRES Note Amendment) to its Convertible Note. The HALRES Note Amendment extends the maturity date of the Convertible Note by three years, from February 8, 2017 to February 8, 2020. The Convertible Note originally provided for prepayment without premium or penalty at any time after February 8, 2014, at which time it also became convertible into shares of the Company's common stock at a conversion price of $4.50 per share. These dates have been extended pursuant to the HALRES Note Amendment and the conversion price has been adjusted, such that at any time after February 8, 2017, the Company may prepay the Convertible Note without premium or penalty, and HALRES may elect to convert all or any portion of unpaid principal and interest outstanding under the Convertible Note to shares of the Company's common stock at a conversion price of $2.44 per share, subject to adjustments for stock splits and other customary anti-dilution provisions as set forth in the Convertible Note. At the same time, the Company also entered into an amendment to the February 2012 Warrants (the Warrant Amendment) which extends the term of the February 2012 Warrants from February 8, 2017 to February 8, 2020 and adjusts the exercise price of the February 2012 Warrants to $2.44 per share.

        In connection with the HALRES Note Amendment and the Warrant Amendment (the Amendments), the Company and HALRES also amended and restated the Registration Rights Agreement, dated February 8, 2012, as amended (the Amended Registration Rights Agreement), which provides for certain demand and piggyback registration rights for the shares of the Company's common stock issuable upon conversion of the Convertible Note and exercise of the February 2012 Warrants.

        The Amendments are subject to approval by the Company's stockholders, in accordance with the rules of the New York Stock Exchange. In the event the Company's stockholders do not approve the Amendment on or before December 31, 2015, the Amendments will never become effective and the original terms of the Convertible Note and February 2012 Warrants shall continue in effect.

        The Company allocated the proceeds received for the Convertible Note and February 2012 Warrants on a relative fair value basis. Consequently, the Company recorded a discount of $43.6 million to be amortized over the remaining life of the Convertible Note utilizing the effective interest rate method. The remaining unamortized discount was $19.5 million at March 31, 2015.

Issuance of Senior Secured Notes due 2020

        On May 1, 2015, the Company completed the issuance of $700 million aggregate principal amount of its 8.625% senior secured notes due 2020 (the Secured Notes) in a private offering. The Secured Notes were issued at par. The net proceeds from the sale of the Secured Notes were approximately $687.8 million (after deducting offering fees and expenses). The Company used the net proceeds from the offering to repay outstanding borrowings under its Senior Credit Agreement. See Note 15, "Subsequent Events, " for further details.

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. At March 31, 2015 and December 31, 2014,

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

the Company had approximately $53.7 million and $55.9 million, respectively, of unamortized debt issuance costs.

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

        The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2015 and December 31, 2014. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2015.

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$487,213	$—	$487,213

Liabilities
Liabilities from derivative contracts	$—	$560	$187	$747

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$503,854	$—	$503,854

Liabilities
Liabilities from derivative contracts	$—	$8,068	$1,319	$9,387

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

        Derivative contracts listed above as Level 2 include collars, swaps and put options that are carried at fair value. The Company records the net change in the fair value of these positions in "Net gain (loss) on derivative contracts" in the Company's unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 6, "Derivative and Hedging Activities" for additional discussion of derivatives.

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

	Significant Unobservable Inputs (Level 3)
	March 31, 2015	December 31, 2014
Beginning Balance	$(1,319)	$(2,816)
Net gain (loss) on derivative contracts	1,132	1,497
Settlements	—	—
Purchase of derivative contracts	—	—
Buy out of derivative contracts	—	—

Ending Balance	$(187)	$(1,319)

Change in unrealized gains (losses) included in earnings related to derivatives still held at March 31, 2015 and December 31, 2014	$1,132	$1,497

        As of March 31, 2015 and December 31, 2014, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance. As of March 31, 2015, each of the counterparties to the Company's current derivative contracts was a lender or an affiliate of a lender in the Company's Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Senior Credit Agreement.

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

values of the Company's fixed interest rate, long-term debt instruments as of March 31, 2015 and December 31, 2014 (excluding discounts and premiums):

	March 31, 2015		December 31, 2014
Debt	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
9.25% $400 million senior notes	$400,000	$278,252	$400,000	$300,000
8.875% $1.35 billion senior notes	1,350,000	945,000	1,350,000	1,005,750
9.75% $1.15 billion senior notes	1,150,000	816,500	1,150,000	872,862
8.0% $289.7 million convertible note	289,669	255,294	289,669	260,643

	$3,189,669	$2,295,046	$3,189,669	$2,439,255

        The fair value of the Company's fixed interest debt instruments was calculated using Level 2 criteria at March 31, 2015 and December 31, 2014. The fair value of the Company's senior notes is based on quoted market prices from trades of such debt. The fair value of the Company's convertible note is based on published market prices for similar instruments and risk-free rates.

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

        The Company follows the provisions of ASC 820 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. These provisions apply to the Company's initial recognition of asset retirement obligations for which fair value is used. The asset retirement obligation estimates are derived from historical costs and management's expectation of future cost environments; consequently, the Company has designated these liabilities as Level 3. See Note 7, "Asset Retirement Obligations," for a reconciliation of the beginning and ending balances of the liability for the Company's asset retirement obligations.

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

        It is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

makers. As March 31, 2015, each of the counterparties to the Company's derivative contracts was a lender or an affiliate of a lender in its Senior Credit Agreement. The Company did not post collateral under any of these contracts as they are secured under the Company's Senior Credit Agreement.

        At March 31, 2015 and December 31, 2014, the Company's crude oil and natural gas derivative positions consisted of swaps, swaptions, costless put/call "collars," and extendable costless collars. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. Swaptions are swap contracts that may be extended annually at the option of the counterparty on a designated date. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. Extendable collars are costless put/call contracts that may be extended annually at the option of the counterparty on a designated date. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations.

        At March 31, 2015, the Company had 76 open commodity derivative contracts summarized in the following tables: four natural gas collar arrangements, 44 crude oil collar arrangements, 18 crude oil swaps, eight crude oil swaptions and two crude oil extendable collars.

        At December 31, 2014, the Company had 72 open commodity derivative contracts summarized in the following tables: four natural gas collar arrangements, 42 crude oil collar arrangements, 16 crude oil swaps, eight crude oil swaptions and two crude oil extendable collars.

        All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014:

		Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	March 31, 2015	December 31, 2014	Balance sheet location	March 31, 2015	December 31, 2014
		(In thousands)			(In thousands)
Commodity contracts	Current assets—receivables from derivative contracts	$351,785	$352,530	Current liabilities—liabilities from derivative contracts	$—	$—
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	135,428	151,324	Other noncurrent liabilities—liabilities from derivative contracts	(747)	(9,387)

Total derivatives not designated as hedging contracts under ASC 815		$487,213	$503,854		$(747)	$(9,387)

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
Derivatives not designated as hedging contracts under ASC 815		2015	2014
		(In thousands)
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$(8,001)	$(26,916)
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	107,749	(6,740)

Total net gain (loss) on derivative contracts		$99,748	$(33,656)

        At March 31, 2015 and December 31, 2014, the Company had the following open crude oil and natural gas derivative contracts:

			March 31, 2015
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
April 2015 - June 2015	Collars	Crude Oil	796,250	$85.00 - 90.00	$86.29	$91.00 - 98.50	$93.14
April 2015 - December 2015(1)	Collars	Crude Oil	5,362,500	82.50 - 90.00	86.60	90.00 - 100.25	94.14
April 2015 - December 2015	Collars	Natural Gas	4,812,500	4.00	4.00	4.55 - 4.85	4.68
April 2015 - December 2015(2)	Swaps	Crude Oil	1,375,000	91.00 - 92.75	91.76
July 2015 - December 2015	Collars	Crude Oil	1,104,000	85.00 - 87.50	85.83	90.00 - 92.50	90.92
January 2016 - June 2016	Collars	Crude Oil	182,000	90.00	90.00	96.85	96.85
January 2016 - December 2016	Collars	Crude Oil	2,562,000	60.00 - 90.00	80.42	65.00 - 95.10	85.63
January 2016 - December 2016	Collars	Natural Gas	732,000	4.00	4.00	4.22	4.22
January 2016 - December 2016(3)	Swaps	Crude Oil	4,758,000	62.00 - 91.73	85.43

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

(1)
Includes an outstanding crude oil collar which may be extended by the counterparty at a floor of $85.00 per Bbl and a ceiling of $96.20 per Bbl for a total of 732,000 Bbls for the year ended December 31, 2016. Also includes an outstanding crude oil collar which may be extended by the counterparty at a floor of $85.00 per Bbl and a ceiling of $96.00 per Bbl for a total of 366,000 Bbls for the year ended December 31, 2016.

(2)
Includes an outstanding crude oil swap of which may be extended by the counterparty at a price of $91.25 per Bbl for 732,000 Bbls for the year ended December 31, 2016. Also includes certain outstanding crude oil swaps which may be extended by the counterparty at a price of $91.00 per Bbl totaling 366,000 Bbls for the year ended December 31, 2016.

(3)
Includes an outstanding crude oil swap which may be extended by the counterparty at a price of $88.25 per Bbl for a total of 730,000 Bbls for the year ended December 31, 2017. Also includes certain outstanding crude oil swaps which may be extended by the counterparty at a price of $88.00 per Bbl totaling 912,500 Bbls for the year ended December 31, 2017. Includes an outstanding crude oil swap which may be extended by the counterparty at a price of $88.87 per Bbl totaling 547,500 Bbls for the year ended December 31, 2017.

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts at March 31, 2015 and December 31, 2014:

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(In thousands)		(In thousands)
Gross Amounts Presented in the Consolidated Balance Sheet	$487,213	$503,854	$(747)	$(9,387)
Amounts Not Offset in the Consolidated Balance Sheet	(768)	(9,655)	747	9,387

Net Amount	$486,445	$494,199	$—	$—

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

        The Company recorded the following activity related to its ARO liability for the three months ended March 31, 2015 (in thousands, inclusive of the current portion):

Liability for asset retirement obligations as of December 31, 2014	$38,477
Additions	1,120
Accretion expense	440

Liability for asset retirement obligations as of March 31, 2015	$40,037

8. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas; and Denver, Colorado as well as a number of other field office locations. Rent expense was approximately $2.0 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2014, as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, approximating $57.7 million in the aggregate, and containing various expiration dates through 2024.

        In addition, the Company has commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2018. In January 2015, the Company made the decision to early terminate a drilling rig contract in response to the recent decline in crude oil prices, and as such, the Company will incur an early termination fee of $6.0 million, payable over the first half of 2015. If certain requirements are not met by two separate trigger dates, the first being January 1, 2017 and the second being January 12, 2020, the Company may incur up to an additional $3.0 million in connection with this drilling rig contract. In addition, the Company has a new drilling rig commitment, scheduled to begin in the second quarter of 2015, for which the Company expects to incur a stacking fee of $17,000 per day. The current rig contract term extends through the second quarter of 2018. Early termination of the Company's other drilling rig commitments would result in termination penalties approximating

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

$44.3 million, which would be in lieu of the remaining $67.1 million of drilling rig commitments as of March 31, 2015.

        The Company has entered into various long-term gathering, transportation and sales contracts in its Bakken / Three Forks formations in North Dakota. As of March 31, 2015, the Company had in place ten long-term crude oil contracts and six long-term natural gas contracts in this area. Under the terms of these contracts, the Company has committed a substantial portion of its Bakken / Three Forks production for periods ranging from one to ten years from the date of first production. The sales prices under these contracts are based on posted market rates. The Company believes that there are sufficient available reserves and production in the Bakken / Three Forks formations to meet its commitments. Historically, the Company has been able to meet its delivery commitments.

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

9. MEZZANINE EQUITY

        On June 16, 2014, funds and accounts managed by affiliates of Apollo Global Management, LLC (Apollo) contributed $150 million in cash to HK TMS, LLC, a wholly owned Delaware limited liability company (HK TMS), that, as of June 16, 2014 held all of the Company's undeveloped acreage in Mississippi and Louisiana that management believes is prospective for the TMS formation, in exchange for the issuance by HK TMS of 150,000 preferred shares. At the closing, the Company also contributed $50 million in cash to HK TMS. Holders of the HK TMS preferred shares will receive quarterly cash dividends of 8% cumulative perpetual per annum, subject to HK TMS' option to pay such dividends

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MEZZANINE EQUITY (Continued)

"in-kind" through the issuance of additional preferred shares. For the three months ended March 31, 2015, HK TMS issued 3,019 additional preferred shares to Apollo for dividends paid-in-kind. These dividends are presented within "Preferred dividends and accretion on redeemable noncontrolling interest" on the unaudited condensed consolidated statements of operations. Upon the election of in-kind dividends, HK TMS must pay a fee of $5.00 per preferred share then outstanding (PIK Exit Fee). Such fees will be due upon redemption of the preferred shares. For the three months ended March 31, 2015, HK TMS incurred PIK Exit Fees totaling $0.8 million, which were recorded at fair value within "Other noncurrent liabilities" on the unaudited condensed consolidated balance sheets. The preferred shares will be automatically redeemed and cancelled when the holders receive cash dividends and distributions on the preferred shares equating to the greater of a 12% annual rate of return plus principal and 1.25 times their investment plus applicable fees (the Redemption Price), subject to adjustment under certain circumstances. The preferred shares have a liquidation preference in the event of dissolution in an amount equal to the redemption price plus any unpaid dividends not otherwise included in the calculation of the redemption price through the date of liquidation payment. HK TMS may also redeem the preferred shares at any time after December 31, 2016 by paying the Redemption Price, or may be required to redeem the preferred shares for the Redemption Price plus certain fees under certain circumstances.

        The preferred shares have been classified as "Redeemable noncontrolling interest" and included in "Mezzanine equity" between total liabilities and stockholders' equity on the unaudited condensed consolidated balance sheets pursuant to ASC 480-10-S99-3A. The preferred shares, while not currently redeemable, are considered probable of becoming redeemable and therefore will be subsequently remeasured each reporting period by accreting the initial value to the estimated required redemption value through March 31, 2017. The accretion is presented as a deemed dividend and recorded in "Redeemable noncontrolling interest" on the unaudited condensed consolidated balance sheet and within "Preferred dividends and accretion on redeemable noncontrolling interest" on the unaudited condensed consolidated statements of operations. In accordance with ASC 480-10-S99-3A, an adjustment to the carrying amount presented in mezzanine equity will be recognized as charges against retained earnings and will reduce income available to common shareholders in the calculation of earnings per share. Adjustments to the carrying amount may not be necessary if the application of ASC No. 810, Consolidation (ASC 810) results in a noncontrolling interest balance in excess of what is required pursuant to ASC 480-10-S99-3A.

        Under certain circumstances, Apollo could have acquired up to an additional 250,000 preferred shares of HK TMS on the same terms, with HK TMS receiving up to an additional $250 million in cash proceeds (Tranche Rights). The Tranche Rights were recognized separately as a liability instrument within "Other noncurrent liabilities" in the unaudited condensed consolidated balance sheets, as of December 31, 2014, in accordance with ASC 480 as the shares underlying the Tranche Rights were redeemable equity instruments. The Tranche Rights were subsequently remeasured at fair value each reporting period in accordance with ASC 480, with fair value changes recorded in "Interest expense and other, net" on the unaudited condensed consolidated statements of operations. In March 2015, Apollo delivered a withdrawal notice to HK TMS indicating their election not to participate in the Tranche Rights (the Withdrawal Notice). As such, the fair value of the liability associated with the Tranche Rights was expensed during the three months ended March 31, 2015. Upon issuance of the Withdrawal Notice, HK TMS incurs a fee escalating from $2.50 per share to $20.00 per share for the next eight full fiscal quarters for any preferred shares then outstanding, beginning in the three months

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MEZZANINE EQUITY (Continued)

ended June 30, 2015 (the Withdrawal Exit Fee). The Withdrawal Exit Fee is payable upon redemption of the preferred shares. The Withdrawal Exit Fee was recorded at fair value within "Other noncurrent liabilities" on the unaudited condensed consolidated balance sheets as of March 31, 2015.

        In conjunction with the issuance of the preferred shares, HK TMS conveyed a 4.0% overriding royalty interest (ORRI), subject to reduction to 2.0% under certain circumstances, in 75 net wells to be drilled and completed on its TMS acreage. The number of wells subject to the ORRI would have increased to the extent that Apollo subscribed for additional preferred shares, with a maximum of 200 net operated wells subject to such ORRI if Apollo subscribed for the full additional 250,000 preferred shares. However, upon issuance of the Withdrawal Notice, Apollo forfeited the rights to the ORRI in the additional 125 wells. The ORRI has been recognized separately as a conveyance of oil and natural gas properties in "Unevaluated properties" on the unaudited condensed consolidated balance sheets. HK TMS has committed to drill a minimum of 6.5 net wells in each of the six consecutive twelve month periods beginning June 16, 2014. For any commitment period in which HK TMS does not meet its drilling obligation, HK TMS must use available cash, above the minimum cash balance discussed further below, to redeem the preferred shares at the Redemption Price.

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

        The following table sets forth a reconciliation of the changes in fair value of the Tranche Rights and embedded derivative classified as Level 3 in the fair value hierarchy (in thousands):

	Tranche rights	Embedded derivative
Balances at December 31, 2014	$(2,634)	$5,963
Change in fair value	2,634	(204)

Balances at March 31, 2015	$—	$5,759

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

        The Company recorded the following activity related to the preferred shares recorded in "Mezzanine equity" for the three months ended March 31, 2015 (in thousands, except share amounts):

	Redeemable noncontrolling interest
	Shares	Amount
Balances at December 31, 2014	153,025	$117,166
Dividends paid in-kind	3,019	3,019
Accretion of redeemable noncontrolling interest	—	5,632

Balances at March 31, 2015	156,044	$125,817

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

        Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends at the rate of 5.75% per annum (the dividend rate) on the Liquidation Preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, in common stock of the Company, or a combination thereof, and are payable on March 1, June 1, September 1 and December 1 of each year. During the three months ended March 31, 2015, the Company incurred cumulative, declared dividends of $4.9 million by issuing approximately 2.5 million shares of common stock. As of March 31, 2015, cumulative, undeclared dividends on the Series A Preferred Stock amounted to approximately $1.6 million.

        The Series A Preferred Stock has no maturity date, is not redeemable by the Company at any time, and will remain outstanding unless converted by the holders or mandatorily converted by the Company. Each share of Series A Preferred Stock is convertible, at the holder's option at any time, into approximately 162.4431 shares of common stock of the Company (which is equivalent to a conversion price of approximately $6.16 per share), subject to specified adjustments as set forth in the

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

Series A Designation. Based on the initial conversion rate and preferred shares outstanding, approximately 56.0 million shares of common stock of the Company would be issuable upon conversion of all the shares of Series A Preferred Stock. On or after June 6, 2018, the Company may, at its option, give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of common stock of the Company at the conversion rate (as defined in the Series A Designation), if the closing sale price of the Company's common stock equals or exceeds 150% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. As of March 31, 2015, 4,040 shares of Series A Preferred Stock have been converted into 656,269 shares of common stock.

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

Common Stock

        On March 18, 2015, the Company entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with BMO Capital Markets Corp., Jefferies LLC and MLV & Co. LLC (collectively, the Managers). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $150 million (the Shares). Sales of the Shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange at market prices, or as otherwise agreed by the Company and the Managers. For the three months ended March 31, 2015, the Company sold approximately 5.0 million shares for net proceeds of approximately $8.1 million, after deducting offering expenses. Of the net proceeds of $8.1 million, approximately $2.1 million was recorded as a receivable at March 31, 2015 and was collected in April 2015. The shares sold have been registered under the Securities Act pursuant to a Registration Statement on Form S-3 (No. 333-188640), which was filed with the SEC and became effective March 13, 2015. The Company plans to use any net proceeds from the offering to repay a portion of outstanding borrowings under its Senior Credit Agreement and general corporate purposes.

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

Warrants

        In February 2012, in conjunction with the issuance of the Convertible Notes, the Company issued warrants to purchase 36.7 million shares of the Company's common stock at an exercise price of $4.50 per share of common stock, which the Company refers to as the February 2012 Warrants. The Company allocated $43.6 million to the February 2012 Warrants which is reflected in additional paid-in capital in stockholders' equity, net of $0.6 million in issuance costs. The February 2012 Warrants entitle the holders to exercise the warrants in whole or in part at any time prior to the expiration date of February 8, 2017.

        On March 9, 2015, in conjunction with an amendment to its Convertible Notes, the Company entered into an amendment to the February 2012 Warrants (the Amendments), which extends the term of the February 2012 Warrants from February 8, 2017 to February 8, 2020 and adjusts the exercise price of the February 2012 Warrants to $2.44 per share. The Amendments are subject to approval by the Company's stockholders, in accordance with the rules of the New York Stock Exchange. See Note 4, "Long-term debt," for a further discussion of the Amendments.

Incentive Plan

        On May 8, 2006, the Company's stockholders first approved the 2006 Long-Term Incentive Plan (the Plan). On May 23, 2013, shareholders last approved an increase in authorized shares under the Plan from 11.5 million to 41.5 million. As of March 31, 2015 and December 31, 2014, a maximum of 2.1 million and 5.1 million shares of common stock, respectively, remained reserved for issuance under the Plan.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

        For the three months ended March 31, 2015 and 2014, the Company recognized $4.8 million and $4.3 million, respectively, of share-based compensation expense as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

Performance Share Units

        During the three months ended March 31, 2014, the Company granted performance share units (PSU) under the Plan covering 1.6 million shares of common stock to senior management of the Company. The PSU provides that the number of shares of common stock received upon vesting will vary if the market price of the Company's common stock exceeds certain pre-established target thresholds as measured by the average of the adjusted closing price of a share of the Company's common stock during the sixty trading days preceding the third anniversary of issuance, or the measurement date. The PSU utilizes $4.00 as the floor price, below which the PSU will not vest and will expire. If the average market price at the measurement date is equal to $4.00, the PSU will vest and represent the right to receive 50% of the number of shares of common stock underlying the PSU. At $7.00, the PSU will vest and represent the right to receive the full number of shares of common stock underlying the PSU; and at $10.00, the PSU will vest and represent the right to receive 200% of the number of shares of common stock underlying the PSU. All stock price targets are subject to customary adjustments based upon changes in the Company's capital structure. In the event the average market price falls between targeted price thresholds, the PSU will represent the right to receive a proportionate number of shares, e.g., 75% of the number of shares of common stock underlying the PSU if the average market price at such time is $5.50, 150% of the number of shares of common stock underlying the PSU if the average market price at such time is $8.50, and so forth. The Company has reserved for issuance under the Plan the maximum number of shares that participants might have the right to receive upon vesting of the PSU, or 3.2 million shares of common stock. At March 31, 2015, the Company had $3.1 million of unrecognized compensation expense related to non-vested PSU to be recognized over a weighted-average period of 1.9 years.

Stock Options

        During the three months ended March 31, 2015, the Company granted stock options under the Plan covering 3.2 million shares of common stock to employees of the Company. These stock options have an exercise price of $1.97. These awards typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At March 31, 2015, the Company had $11.0 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.5 years.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

Restricted Stock

        During the three months ended March 31, 2015, the Company granted 1.4 million shares of restricted stock under the Plan to directors and employees of the Company. These restricted shares were granted at prices ranging from $1.22 to $1.97 with a weighted average price of $1.97. Employee shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six-months from the date of grant. At March 31, 2015, the Company had $15.4 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.6 years.

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

        In assessing the need for a valuation allowance on the Company's deferred tax assets, the Company considers possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. A significant item of objective negative evidence considered was the cumulative book loss over the three-year period ended December 31, 2014 driven primarily by the full cost ceiling impairments over that period, which limits the ability to consider other subjective evidence such as the Company's anticipated future growth. Based upon the evaluation of the available evidence the Company continued to record a valuation allowance against its net deferred tax assets as of March 31, 2015.

        The Company recorded an income tax benefit of $0.1 million on a pre-tax loss of $587.7 million for the three months ended March 31, 2015 primarily due to the valuation allowance offset by an increase to the refund related to the IRS audit of the 2010-2012 GeoResources returns. For the three months ended March 31, 2014, the Company recorded no income tax expense or benefit on a pre-tax loss of $73.0 million due to the valuation allowance. The effective tax rate was 0.0% for the three months ended March 31, 2015 and 2014.

        During the first quarter of 2014, the Internal Revenue Service commenced an audit of GeoResources' tax returns for the tax years ending December 31, 2010 through August 1, 2012. The audit closed during April 2015 resulting in a favorable adjustment to the Company.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EARNINGS PER COMMON SHARE

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Basic:
Net income (loss) available to common stockholders	$(601,193)	$(77,923)

Weighted average basic number of common shares outstanding	419,684	413,521

Basic net income (loss) per share of common stock	$(1.43)	$(0.19)

Diluted:
Net income (loss) available to common stockholders	$(601,193)	$(77,923)

Net income from assumed conversions	—	—

Net income (loss) available to common stockholders after assumed conversions	$(601,193)	$(77,923)

Weighted average basic number of common shares outstanding	419,684	413,521
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive
Exercise of February 2012 Warrants	Anti-dilutive	Anti-dilutive
Vesting of restricted shares	Anti-dilutive	Anti-dilutive
Vesting of performance units	—	—
Conversion of Convertible Notes	Anti-dilutive	Anti-dilutive
Conversion of Series A preferred stock	Anti-dilutive	Anti-dilutive

Weighted average diluted number of common shares outstanding	419,684	413,521

Diluted net income (loss) per share of common stock	$(1.43)	$(0.19)

        Common stock equivalents, including stock options, warrants, restricted shares, convertible debt, and preferred stock, totaling 186.1 million shares for the three months ended March 31, 2015 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net loss. Common stock equivalents, including stock options, warrants, restricted shares, convertible debt, and preferred stock, totaling 173.2 million shares for the three months ended March 31, 2014 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net loss.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$78,274	$104,370
Joint interest accounts	96,772	140,352
Accrued settlements on derivate contracts	37,592	25,929
Affiliated partnership	353	661
Other	6,799	5,247

	$219,790	$276,559

Prepaids and other:
Prepaids	$7,053	$6,030
Income tax receivable	3,132	2,991
Other	50	58

	$10,235	$9,079

Accounts payable and accrued liabilities:
Trade payables	$48,371	$60,512
Accrued oil and natural gas capital costs	153,509	308,604
Revenues and royalties payable	84,958	100,498
Accrued interest expense	75,335	82,942
Accrued employee compensation	3,566	3,171
Accrued lease operating expenses	38,693	29,681
Drilling advances from partners	9,642	21,220
Affiliated partnership	589	762
Other	715	360

	$415,378	$607,750

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's senior notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company's existing 100% owned subsidiaries, other than HK TMS. See Note 4, "Long-term Debt," for information regarding the Company's senior notes. On June 16, 2014, the Company contributed undeveloped acreage in Mississippi and Louisiana that management believes is prospective for the TMS into HK TMS. See Note 9, "Mezzanine Equity," for a discussion of the restrictions on the transfer of assets between the Company and HK TMS.

        The following condensed consolidating balance sheets, condensed consolidating statements of operations, and condensed consolidating statements of cash flows for the parent company, subsidiary guarantors on a combined basis, the non-guarantor subsidiary, the consolidating adjustments and the total consolidated amounts are presented as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015. Investments in the subsidiaries are accounted for under the equity method. Such condensed consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had these subsidiaries operated as independent entities.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$119,205	$5,208	$—	$124,413
Natural gas	—	6,959	—	—	6,959
Natural gas liquids	—	4,068	—	—	4,068

Total oil, natural gas and natural gas liquids sales	—	130,232	5,208	—	135,440
Other	—	754	—	—	754

Total operating revenues	—	130,986	5,208	—	136,194

Operating expenses:
Production:
Lease operating	—	33,335	450	—	33,785
Workover and other	—	3,110	4	—	3,114
Taxes other than income	—	11,982	259	—	12,241
Gathering and other	—	13,746	—	—	13,746
Restructuring	—	1,921	—	—	1,921
General and administrative	15,255	9,118	712	(676)	24,409
Depletion, depreciation and accretion	624	114,626	5,384	(1,490)	119,144
Full cost ceiling impairment	—	540,134	12,379	1,490	554,003

Total operating expenses	15,879	727,972	19,188	(676)	762,363

Income (loss) from operations	(15,879)	(596,986)	(13,980)	676	(626,169)
Other income (expenses):
Net gain (loss) on derivative contracts	—	99,748	—	—	99,748
Interest expense and other, net	(83,718)	24,832	(2,420)	(1)	(61,307)

Total other income (expenses)	(83,718)	124,580	(2,420)	(1)	38,441

Income (loss) before income taxes	(99,597)	(472,406)	(16,400)	675	(587,728)
Income tax benefit (provision)	—	(5,836)	—	5,923	87
Equity in earnings of subsidiary, net of tax	(496,695)	(18,453)	—	515,148	—

Net income (loss)	(596,292)	(496,695)	(16,400)	521,746	(587,641)
Series A preferred dividends	(4,901)	—	—	—	(4,901)
Preferred dividends and accretion on redeemable noncontrolling interest	—	—	(8,651)	—	(8,651)

Net income (loss) available to common stockholders	$(601,193)	$(496,695)	$(25,051)	$521,746	$(601,193)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash	$—	$14	$18,597	$—	$18,611
Accounts receivable	—	209,812	10,083	(105)	219,790
Receivables from derivative contracts	—	351,785	—	—	351,785
Restricted cash	—	—	16,322	—	16,322
Inventory	—	4,286	93	—	4,379
Prepaids and other	1,130	8,385	720	—	10,235

Total current assets	1,130	574,282	45,815	(105)	621,122

Oil and natural gas properties (full cost method):
Evaluated	—	6,295,115	235,675	(4,350)	6,526,440
Unevaluated	—	1,575,344	262,749	—	1,838,093

Gross oil and natural gas properties	—	7,870,459	498,424	(4,350)	8,364,533
Less—accumulated depletion	—	(3,450,475)	(177,527)	4,350	(3,623,652)

Net oil and natural gas properties	—	4,419,984	320,897	—	4,740,881

Other operating property and equipment:
Gas gathering and other operating assets	14,982	113,959	175	—	129,116
Less—accumulated depreciation	(7,145)	(9,609)	(25)	—	(16,779)

Net other operating property and equipment	7,837	104,350	150	—	112,337

Other noncurrent assets:
Receivables from derivative contracts	—	135,428	—	—	135,428
Debt issuance costs, net	53,659	—	—	—	53,659
Deferred income taxes	(54)	136,681	—	—	136,627
Intercompany notes and accounts receivable	4,958,956	245,237	—	(5,204,193)	—
Investment in subsidiary	307,090	255,426	—	(562,516)	—
Equity in oil and natural gas partnership	—	4,315	—	—	4,315
Funds in escrow and other	515	1,579	—	—	2,094

Total assets	$5,329,133	$5,877,282	$366,862	$(5,766,814)	$5,806,463

Current liabilities:
Accounts payable and accrued liabilities	$—	$436,487	$19,373	$(40,482)	$415,378
Asset retirement obligations	—	142	—	—	142
Current portion of deferred income taxes	1,794	134,833	—	—	136,627

Total current liabilities	1,794	571,462	19,373	(40,482)	552,147

Long-term debt	3,892,321	—	—	—	3,892,321
Other noncurrent liabilities:
Liabilities from derivative contracts	—	747	—	—	747
Asset retirement obligations	—	39,027	868	—	39,895
Intercompany notes and accounts payable	245,237	4,958,956	—	(5,204,193)	—
Other	—	—	5,755	—	5,755
Commitments and contingencies
Mezzanine equity:
Redeemable noncontrolling interest	—	—	125,817	—	125,817
Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42	—	—	—	42
Additional paid-in capital	3,014,207	—	402,351	(402,351)	3,014,207
Retained earnings (accumulated deficit)	(1,824,468)	307,090	(187,302)	(119,788)	(1,824,468)

Total stockholders' equity	1,189,781	307,090	215,049	(522,139)	1,189,781

Total liabilities and stockholders' equity	$5,329,133	$5,877,282	$366,862	$(5,766,814)	$5,806,463

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash	$—	$15	$43,698	$—	$43,713
Accounts receivable	—	262,543	14,858	(842)	276,559
Receivables from derivative contracts	—	352,530	—	—	352,530
Restricted cash	—	—	16,131	—	16,131
Inventory	—	4,619	74	—	4,693
Prepaids and other	372	8,707	—	—	9,079

Total current assets	372	628,414	74,761	(842)	702,705

Oil and natural gas properties (full cost method):
Evaluated	—	6,169,553	225,617	(4,350)	6,390,820
Unevaluated	—	1,558,412	271,374	—	1,829,786

Gross oil and natural gas properties	—	7,727,965	496,991	(4,350)	8,220,606
Less—accumulated depletion	—	(2,797,606)	(159,782)	4,350	(2,953,038)

Net oil and natural gas properties	—	4,930,359	337,209	—	5,267,568

Other operating property and equipment:
Gas gathering and other operating assets	14,523	112,103	178	—	126,804
Less—accumulated depreciation	(6,522)	(8,259)	(17)	—	(14,798)

Net other operating property and equipment	8,001	103,844	161	—	112,006

Other noncurrent assets:
Receivables from derivative contracts	—	151,324	—	—	151,324
Debt issuance costs, net	55,904	—	—	—	55,904
Deferred income taxes	(54)	136,880	—	—	136,826
Intercompany notes and accounts receivable	4,891,427	239,250	—	(5,130,677)	—
Investment in subsidiary	803,786	274,553	—	(1,078,339)	—
Equity in oil and natural gas partnership	—	4,309	—	—	4,309
Funds in escrow and other	515	684	2,634	—	3,833

Total assets	$5,759,951	$6,469,617	$414,765	$(6,209,858)	$6,434,475

Current liabilities:
Accounts payable and accrued liabilities	$—	$592,340	$50,706	$(35,296)	$607,750
Asset retirement obligations	—	106	—	—	106
Current portion of deferred income taxes	1,794	135,032	—	—	136,826

Total current liabilities	1,794	727,478	50,706	(35,296)	744,682

Long-term debt	3,746,736	—	—	—	3,746,736
Other noncurrent liabilities:
Liabilities from derivative contracts	—	9,387	—	—	9,387
Asset retirement obligations	—	37,538	833	—	38,371
Intercompany notes and accounts payable	239,250	4,891,427	—	(5,130,677)	—
Other	2	1	5,961	—	5,964
Commitments and contingencies
Mezzanine equity:
Redeemable noncontrolling interest	—	—	117,166	—	117,166
Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42	—	—	—	42
Additional paid-in capital	2,995,402	—	402,351	(402,351)	2,995,402
Retained earnings (accumulated deficit)	(1,223,275)	803,786	(162,252)	(641,534)	(1,223,275)

Total stockholders' equity	1,772,169	803,786	240,099	(1,043,885)	1,772,169

Total liabilities and stockholders' equity	$5,759,951	$6,469,617	$414,765	$(6,209,858)	$6,434,475

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(93,977)	$184,408	$3,504	$—	$93,935
Cash flows from investing activities:
Oil and natural gas capital expenditures	—	(236,209)	(28,417)	—	(264,626)
Proceeds received from sale of oil and natural gas assets	—	964	—	—	964
Other operating property and equipment capital expenditures	(646)	(3,702)	3	—	(4,345)
Advances to subsidiary	(54,543)	—	—	54,543	—
Funds held in escrow and other	—	(5)	—	—	(5)

Net cash provided by (used in) investing activities	(55,189)	(238,952)	(28,414)	54,543	(268,012)

Cash flows from financing activities:
Proceeds from borrowings	361,000	—	—	—	361,000
Repayments of borrowings	(217,000)	—	—	—	(217,000)
Common stock issued	6,019	—	—	—	6,019
Restricted cash	—	—	(191)	—	(191)
Proceeds from subsidiary	—	54,543	—	(54,543)	—
Offering costs and other	(853)	—	—	—	(853)

Net cash provided by (used in) financing activities	149,166	54,543	(191)	(54,543)	148,975

Net increase (decrease) in cash	—	(1)	(25,101)	—	(25,102)
Cash at beginning of period	—	15	43,698	—	43,713

Cash at end of period	$—	$14	$18,597	$—	$18,611

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUBSEQUENT EVENTS

Issuance of Senior Secured Notes due 2020

        On May 1, 2015, the Company completed the issuance of $700 million aggregate principal amount of 8.625% senior secured notes due 2020 (the Secured Notes) in a private offering. The Secured Notes were issued at par. The net proceeds from the sale of the Secured Notes were approximately $687.8 million (after deducting offering fees and expenses). The Company used the net proceeds from the offering to repay outstanding borrowings under its Senior Credit Agreement.

        Interest on the Secured Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2015. Interest on the Secured Notes accrues from May 1, 2015. The Secured Notes are secured by second-priority liens on substantially all of the Company's and its subsidiary guarantors' assets that secure the Company's Senior Credit Agreement.

Tenth Amendment to the Senior Credit Agreement

        On May 1, 2015, in conjunction with the issuance of the Secured Notes, the Company entered into the Tenth Amendment to its Senior Credit Agreement (the Tenth Amendment). The Tenth Amendment, among other things, permitted the Company to incur the debt under the Secured Notes and to grant the liens in connection therewith; replaced the prior interest coverage ratio covenant that had been modified in the Ninth Amendment with a covenant that requires the ratio of the Company's total secured debt to EBITDA be no greater than 2.75 to 1.00; reduced the borrowing base to $900.0 million; and extended the maturity date of the Senior Credit Agreement to August 1, 2019.

Long-Term Debt Exchanged for Common Stock

        Subsequent to March 31, 2015, the Company entered into several exchange agreements with existing holders of the Company's senior unsecured notes in which the holders agreed to exchange an aggregate $252.2 million principal amount of their senior notes for approximately 141.3 million shares of the Company's common stock.

        On April 24, 2015, the Company entered into an exchange agreement with several investment funds advised by Pioneer Investments, each of which is a holder of the Company's 2020 Notes, 2021 Notes and 2022 Notes (the Senior Notes), pursuant to which the funds agreed to exchange an aggregate $25.0 million principal amount of the Senior Notes for approximately 14.8 million shares of the Company's common stock, resulting in an effective exchange price of $1.69 per share. Of the aggregate $25.0 million principal amount of Senior Notes to be exchanged by the holders, approximately $2.8 million is principal amount of 2020 Notes, approximately $16.8 million is principal amount of 2021 Notes and approximately $5.4 million is principal amount of 2022 Notes. The exchanges closed on various dates from April 30, 2015 through May 4, 2015, at which time the Company also paid all accrued and unpaid interest since the relevant prior interest payment dates for each of the Senior Notes.

        On April 22, 2015, the Company entered into an exchange agreement with J.P. Morgan Securities LLC, a holder of the Company's 2021 Notes, pursuant to which it agreed to exchange approximately $40.0 million principal amount of such notes for approximately 22.2 million shares of the Company's common stock, resulting in an effective exchange price of $1.80 per share. The exchange closed on April 29, 2015, at which time the Company also paid all accrued and unpaid interest on the notes since the prior interest payment date in November 2014.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUBSEQUENT EVENTS (Continued)

        On April 15, 2015, the Company entered into an exchange agreement with Goldman Sachs Asset Management, L.P., on behalf of certain of its funds and accounts which hold the Company's 2020 Notes, pursuant to which the holders agreed to exchange approximately $70.7 million principal amount of such notes for approximately 38.8 million shares of the Company's common stock, resulting in an effective exchange price of $1.82 per share. The exchanges closed on various dates from April 22, 2015 through April 28, 2015, at which time the Company also paid all accrued and unpaid interest on the notes since the prior interest payment date in January 2015.

        On April 7, 2015, the Company entered into an exchange agreement with two investment funds advised by Franklin Templeton Investments, each of which is an existing holder of the Company's 2020 Notes, pursuant to which the funds agreed to exchange an aggregate $116.5 million principal amount of such notes for approximately 65.5 million shares of the Company's common stock, resulting in an effective exchange price of $1.78 per share. The exchange closed on April 13, 2015, at which time the Company also paid all accrued and unpaid interest on the notes since the prior interest payment date in January 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the three months ended March 31, 2015 and 2014 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. For more information, see "Special note regarding forward-looking statements."

Overview

        We are an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. We were incorporated in Delaware on February 5, 2004 and were recapitalized on February 8, 2012. During 2012, we focused our efforts on the acquisition of unevaluated leasehold and producing properties in selected prospect areas, providing us with an extensive drilling inventory in multiple basins that we believe allow for multiple years of production growth and broad flexibility to direct our capital resources to projects with the greatest potential returns. In the years since, we focused on the development of acquired properties and also divested non-core assets in order to fund activities in our core resource plays.

        Our oil and natural gas assets consist of developed and undeveloped acreage positions in unconventional liquids-rich basins/fields. We have acquired acreage and may acquire additional acreage in the Bakken / Three Forks formations in North Dakota and the Eagle Ford formation in East Texas, as well as other areas.

        Our average daily oil and natural gas production increased 18% in the first three months of 2015 compared to the same period in the prior year. During the first three months of 2015, production averaged 43,078 barrels of oil equivalent (Boe) per day (Boe/d) compared to average daily production of 36,622 Boe/d during the first three months of 2014. The increase in production compared to the prior year period was driven primarily by operated drilling results and increased production volumes associated with the development of properties in the Bakken / Three Forks and the Eagle Ford formation in East Texas (which we refer to as "El Halcón"). These areas collectively accounted for an increase of approximately 9,300 Boe/d. This increase was partially offset by production decreases from our divestiture of non-core properties during 2014. During the first three months of 2015, we participated in the drilling of 57 gross (10.4 net) wells, all of which were completed and capable of production.

        Oil and natural gas prices are inherently volatile and have decreased significantly over the latter half of 2014 and the beginning of 2015. Sustained lower commodity prices will continue to have a material impact upon our full cost ceiling test calculation. The ceiling calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. If commodity prices remain at decreased levels, the average prices used in the ceiling calculation will decline and will cause additional write downs of our oil and natural gas properties. Continued write downs of oil and natural gas properties may occur until such time as commodity prices have recovered, and remained at recovered levels, so as to meaningfully increase the 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Recent Developments

Issuance of Senior Secured Notes due 2020

        On May 1, 2015, we completed the issuance of $700 million aggregate principal amount of 8.625% senior secured notes due 2020 (the Secured Notes) in a private offering. The Secured Notes were issued at par. The net proceeds from the sale of the Secured Notes were approximately $687.8 million (after deducting offering fees and expenses). We used the net proceeds from the offering to repay outstanding borrowings under our Senior Credit Agreement.

        Interest on the Secured Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2015. Interest on the Secured Notes accrues from May 1, 2015. The Secured Notes are secured by second-priority liens on substantially all of our and our subsidiary guarantors' assets that secure our Senior Credit Agreement.

Amendments to the Senior Credit Agreement

        On May 1, 2015, in conjunction with the issuance of the Secured Notes, we entered into the Tenth Amendment to our Senior Credit Agreement (the Tenth Amendment) which among other things, permitted us to incur the debt under the Secured Notes and to grant the liens in connection therewith; replaced the interest coverage ratio covenant that had been modified in the Ninth Amendment with a covenant that requires the ratio of our total secured debt to EBITDA be no greater than 2.75 to 1.00; reduced the borrowing base to $900.0 million; and extended the maturity date of the Senior Credit Agreement to August 1, 2019. Prior to the Tenth Amendment, under the Ninth Amendment executed on February 25, 2015, the Senior Credit Agreement had a required minimum coverage of interest expenses of not less than 2.0 to 1.0 through March 31, 2016 and not less than 2.5 to 1.0 for subsequent periods.

Long-Term Debt Exchanged for Common Stock

        Subsequent to March 31, 2015, we entered into several exchange agreements with existing holders of our senior unsecured notes in which the holders agreed to exchange an aggregate $252.2 million principal amount of their senior notes for approximately 141.3 million shares of our common stock.

        On April 24, 2015, we entered into an exchange agreement with several investment funds advised by Pioneer Investments, each of which is a holder of our 2020 Notes, 2021 Notes and 2022 Notes (the Senior Notes), pursuant to which the funds agreed to exchange an aggregate $25.0 million principal amount of the Senior Notes for approximately 14.8 million shares of our common stock, resulting in an effective exchange price of $1.69 per share. Of the aggregate $25.0 million principal amount of Senior Notes to be exchanged by the holders, approximately $2.8 million is principal amount of 2020 Notes, approximately $16.8 million is principal amount of 2021 Notes and approximately $5.4 million is principal amount of 2022 Notes. The exchanges closed on various dates from April 30, 2015 through May 4, 2015, at which time we also paid all accrued and unpaid interest since the relevant prior interest payment dates for each of the Senior Notes.

        On April 22, 2015, we entered into an exchange agreement with J.P. Morgan Securities LLC, a holder of our 2021 Notes, pursuant to which it agreed to exchange approximately $40.0 million principal amount of such notes for approximately 22.2 million shares of our common stock, resulting in an effective exchange price of $1.80 per share. The exchange closed on April 29, 2015, at which time we also paid all accrued and unpaid interest on the notes since the prior interest payment date in November 2014.

        On April 15, 2015, we entered into an exchange agreement with Goldman Sachs Asset Management, L.P., on behalf of certain of its funds and accounts which hold our 2020 Notes, pursuant to which the holders agreed to exchange approximately $70.7 million principal amount of such notes for approximately 38.8 million shares of our common stock, resulting in an effective exchange price of $1.82 per share. The exchanges closed on various dates from April 22, 2015 through April 28, 2015, at which time we also paid all accrued and unpaid interest on the notes since the prior interest payment date in January 2015.

        On April 7, 2015, we entered into an exchange agreement with two investment funds advised by Franklin Templeton Investments, each of which is an existing holder of our 2020 Notes, pursuant to which the funds agreed to exchange an aggregate $116.5 million principal amount of such notes for approximately 65.5 million shares of our common stock, resulting in an effective exchange price of $1.78 per share. The exchange closed on April 13, 2015, at which time we also paid all accrued and unpaid interest on the notes since the prior interest payment date in January 2015.

Equity Distribution Agreement

        On March 18, 2015, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with BMO Capital Markets Corp., Jefferies LLC and MLV & Co. LLC (collectively, the Managers). Pursuant to the terms of the Equity Distribution Agreement, we may sell, from time to time through the Managers, shares of our common stock having an aggregate offering price of up to $150 million (the Shares). Sales of the Shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange at market prices, or as otherwise agreed by us and the Managers. For the three months ended March 31, 2015, we sold approximately 5.0 million shares for net proceeds of approximately $8.1 million, after deducting offering expenses. Of the net proceeds of $8.1 million, approximately $2.1 million was recorded as a receivable at March 31, 2015 and was collected in April 2015.

Capital Resources and Liquidity

        Our near-term capital spending requirements are expected to be funded with cash flows from operations. In addition, we have the ability to draw on our Senior Credit Agreement, which has a current borrowing base of $900.0 million, and, to a lesser extent, we anticipate successful results from our Equity Distribution Agreement. Our borrowing base is redetermined on a semi-annual basis (with us and the lenders each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations) and adjusted based on the estimated value of our oil and natural gas reserves, the amount and cost of our other indebtedness and other relevant factors. Our ability to utilize the full amount of our borrowing capacity is influenced by a variety of factors, including redeterminations of our borrowing base and covenants under our Senior Credit Agreement and our senior debt indentures. Our Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and, until removed by the Tenth Amendment, minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.0 to 1.0 through March 31, 2016 (pursuant to the Ninth Amendment), and not less than 2.5 to 1.0 for subsequent periods. As a result of the Tenth Amendment, the minimum coverage of interest expense covenant was removed and replaced with a covenant that requires the ratio of the Company's total secured debt to EBITDA be no greater than 2.75 to 1.00. We are also subject to additional covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. Additionally, the indentures governing our senior debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test, the fixed charge coverage ratio test, applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be at least 2.0 to 1.0. The second test allows us to incur additional indebtedness, beyond the limitations of the fixed charge coverage ratio test, as long as this additional debt is incurred under Credit Facilities (as defined in our indentures) and, in the case of certain secured indebtedness, the amount thereof is not more than, subject to certain exceptions, the greater of (i) $950 million, (ii) the borrowing base in effect under our Senior Credit Agreement, and (iii) 30% of our adjusted consolidated net tangible assets, or ACNTA, and, in the case of unsecured indebtedness, the amount thereof is not more than the greater of the fixed sum of $750 million or 30% of our ACNTA. ACNTA is defined in all of our indentures and is determined primarily by the value of discounted future net revenues from proved oil and natural gas reserves plus the capitalized cost attributable to our unevaluated properties. At March 31, 2015, under the then effective borrowing base of $1.05 billion, we had $701.0 million of indebtedness outstanding under our Senior Credit Agreement, $1.1 million of letters of credit outstanding and approximately $347.9 million of borrowing capacity available under our Senior Credit Agreement.

        Our ability to meet our debt covenants and our capacity to incur additional indebtedness will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. For example, lower oil and natural gas prices could result in a redetermination of the borrowing base under our Senior Credit Agreement at a lower level and reduce our adjusted consolidated EBITDA, as well as our ACNTA, and thus could reduce our ability to incur indebtedness. Our strategic divestitures of non-core producing properties in favor of investing in undeveloped acreage, coupled with our current drilling plans have also impacted our near-term ability to comply with certain debt covenants by reducing our production and reserves on a current and, for purposes of covenant calculations, a pro forma historical basis, while drilling takes time to replace these losses. Of course, over the longer term, we expect that our strategy and our investments will result in increased production and reserves, lower lease operating costs and more abundant drilling opportunities. As a consequence, we constantly monitor our liquidity and capital resources, endeavor to anticipate potential covenant compliance issues and work with the lenders under our Senior Credit Agreement to address any such issues ahead of time.

        We have obtained amendments to the covenants under our Senior Credit Agreement under circumstances where we anticipated that it might be challenging for us to comply with our financial covenants for a particular period of time. During 2013, we obtained amendments to the calculation of the interest coverage ratio covenant under our Senior Credit Agreement allowing us to annualize our quarterly EBITDA because, among other things, we anticipated that our strategic decision to divest various non-core producing properties and invest in the acquisition and drilling of undeveloped acreage would have caused us to fall below the interest coverage ratio. We requested a reduction in the minimum required interest coverage ratio of 2.0 to 1.0 for 2014 and 2015 and those requests were granted on March 21, 2014 and again on February 25, 2015, respectively. With the Tenth Amendment and the issuance of the Secured Notes, the interest coverage ratio was replaced with a total secured debt to EBITDA ratio. The basis for recent amendment and waiver requests is similar to those described above, i.e., the potential for us to fall out of compliance primarily as a result of our strategic decision to divest producing properties, invest extensively in undeveloped acreage and the long lead times associated with replacing lost production through our drilling program. Declining commodity prices have also adversely impacted our ability to comply with these covenants. As part of our plan to manage liquidity risks, we have scaled back our capital expenditures budget, focused our drilling program on our highest return projects, and we continue to explore opportunities to divest non-core properties.

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

        Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Cash is required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. We therefore continuously monitor our liquidity and the capital markets and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources, acquisition opportunities and drilling success.

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

        We are exposed to various risks, including energy commodity price risk. When oil, natural gas, and natural gas liquids prices decline significantly, as they did in the latter half of 2014 and early 2015, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against future declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include costless collars, swaps, and deferred put options. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, generally our objective is to hedge approximately 70% to 80% of our current and anticipated production for the next 18 to 24 months. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivatives contracts for speculative trading purposes.

Cash Flow

        Our primary sources of cash for the three months ended March 31, 2015 and 2014 were from operating and financing activities. In the first three months of 2015, cash generated by operating and financing activities was used to fund our drilling program. Cash provided by financing activities was primarily attributable to net borrowings on our Senior Credit Agreement. See "Results of Operations" for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash is summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows provided by (used in) operating activities	$93,935	$159,500
Cash flows provided by (used in) investing activities	(268,012)	(509,498)
Cash flows provided by (used in) financing activities	148,975	347,530

Net increase (decrease) in cash	$(25,102)	$(2,468)

        Operating Activities.    Net cash provided by operating activities for the three months ended March 31, 2015 and 2014, was $93.9 million and $159.5 million, respectively. Key drivers of net operating cash flows are commodity prices, production volumes, operating costs and realized settlements on our derivative contracts.

        The $93.9 million of operating cash flows for the three months ended March 31, 2015 primarily reflect the impact of realized settlements on our derivative contracts, which have largely offset the decrease in revenues due to lower commodity prices, as compared to the prior year period. Cash operating expenses decreased slightly over the prior year period.

        The $159.5 million of operating cash flows for the three months ended March 31, 2014 primarily reflected the impact of increased production from our developmental drilling activities on acquired properties which resulted in a 44% increase in revenues, as compared to the prior year period, and outpaced related operating expenses.

        Investing Activities.    The primary driver of cash used in investing activities is capital spending, specifically drilling and completions and, to a lesser extent, the acquisition of unevaluated leasehold acreage in our target areas. Net cash used in investing activities was approximately $268.0 million and $509.5 million for the three months ended March 31, 2015 and 2014, respectively.

        During the first three months of 2015, we spent $264.6 million on oil and natural gas capital expenditures, of which $215.8 million related to drilling and completion costs and the remainder was primarily associated with capitalized interest, leasing and seismic data. We have significantly decreased our planned capital spending for 2015, as compared to capital expenditure levels in prior years, in response to the significant decrease in crude oil prices over the latter half of 2014 and due to the expectation that prices may not recover in the near term. Cash paid for drilling and completion costs during the first three months of 2015 were largely attributable to costs incurred before we slowed our drilling and completion program, but were also partially attributable to costs related to wells spud or drilled during the period.

        During the first three months of 2014, we spent $432.8 million on oil and natural gas capital expenditures, of which $328.6 million related to drilling and completion costs and the remainder was primarily associated with leasing, acquisitions and seismic data. We also spent $62.5 million related to a carried interest in the Tuscaloosa Marine Shale.

        Financing Activities.    Net cash flows provided by financing activities were $149.0 million and $347.5 million for the three months ended March 31, 2015 and 2014, respectively. The primary drivers of cash provided by financing activities for the three months ended March 31, 2015 and 2014 were net borrowings on our Senior Credit Agreement.

        In the first quarter of 2015, cash flows from financing activities were modestly impacted by sales of our common stock under the Equity Distribution Agreement. For the three months ended March 31, 2015, we sold approximately 5.0 million shares for net proceeds of approximately $8.1 million, after deducting offering expenses. Of the net proceeds of $8.1 million, approximately $2.1 million was recorded as a receivable at March 31, 2015 and was collected in April 2015.

Contractual Obligations

        We lease corporate office space in Houston, Texas; and Denver, Colorado as well as a number of other field office locations. Rent expense was approximately $2.0 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2014 disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, approximating $57.7 million in the aggregate, and containing various expiration dates through 2024.

        In addition, we have commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2018. During the first quarter of 2015, we terminated a drilling rig contract early in response to the recent decline in crude oil prices, and as such, will incur an agreed upon early termination fee of $6.0 million, payable over the first half of 2015. If certain requirements are not met by two separate trigger dates, the first being January 1, 2017 and the second being January 12, 2020, we may incur up to an additional $3.0 million in connection with this drilling rig contract. In addition, we have a new drilling rig commitment, scheduled to begin in the second quarter of 2015, for which we expect to incur a stacking fee of $17,000 per day. The current rig contract term extends through the second quarter of 2018. Early termination of our other drilling rig commitments would result in termination penalties approximating $44.3 million, which would be in lieu of the remaining $67.1 million of drilling rig commitments as of March 31, 2015.

        We have entered into various long-term gathering, transportation and sales contracts in the Bakken / Three Forks formations in North Dakota. As of March 31, 2015, we had in place ten long-term crude oil contracts and six long-term natural gas contracts in this area. Under the terms of these contracts, we have committed a substantial portion of our Bakken / Three Forks production for periods ranging from one to ten years from the date of first production. The sales prices under these contracts are based on posted market rates. We believe that there are sufficient available reserves and production in the Bakken / Three Forks formations to meet our commitments. Historically, we have been able to meet our delivery commitments.

        On December 20, 2013, we entered into a carry and earning agreement, as amended (the Agreement) with an independent third party (Seller) associated with the acquisition of certain properties believed to be prospective for the Tuscaloosa Marine Shale (TMS), primarily in Wilkinson County, Mississippi and in West Feliciana and East Feliciana Parishes, Louisiana. The agreement required us to fund up to $189.4 million the Carry amount in exchange for approximately 117,870 net acres. We paid $62.5 million of the Carry Amount at closing on February 28, 2014 and the remaining $126.9 million during the three months ended June 30, 2014, reflected as "Advance on carried interest" in the accompanying unaudited condensed consolidating statements of cash flows. The Carry Amount is to be used by the Seller to fund wells prospective for the TMS to be drilled by the Seller (the Carry Wells) on the Seller's retained acreage. As part of the transaction, we will also receive a 5% working interest in the Carry Wells. Any portion of the Carry Amount not spent by the Seller, in accordance with the Agreement, on or before August 31, 2017, will be returned to us.

        On June 16, 2014, we entered into a transaction to develop our TMS assets with funds and accounts managed by affiliates of Apollo Global Management, LLC. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, "Mezzanine Equity," for a discussion of the drilling obligation associated with the transaction.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

Three Months Ended March 31, 2015 and 2014

        We reported a net loss of $587.6 million for the three months ended March 31, 2015 compared to a net loss of $73.0 million for the three months ended March 31, 2014. The following table summarizes key items of comparison and their related change for the periods indicated.

	Three Months Ended March 31,
In thousands (except per unit and per Boe amounts)	2015	2014	Change
Net income (loss)	$(587,641)	$(72,964)	$(514,677)
Operating revenues:
Oil	124,413	256,029	(131,616)
Natural gas	6,959	9,409	(2,450)
Natural gas liquids	4,068	8,759	(4,691)
Other	754	952	(198)
Operating expenses:
Production:
Lease operating	33,785	36,638	(2,853)
Workover and other	3,114	2,789	325
Taxes other than income	12,241	24,160	(11,919)
Gathering and other	13,746	5,073	8,673
Restructuring	1,921	987	934
General and administrative:
General and administrative	19,637	28,466	(8,829)
Share-based compensation	4,772	4,332	440
Depletion, depreciation and accretion:
Depletion—Full cost	116,611	117,246	(635)
Depreciation—Other	2,093	2,183	(90)
Accretion expense	440	479	(39)
Full cost ceiling impairment	554,003	61,165	492,838
Other income (expenses):
Net gain (loss) on derivative contracts	99,748	(33,656)	133,404
Interest expense and other, net	(61,307)	(30,939)	(30,368)
Income tax (provision) benefit	87	—	87
Production:
Oil—MBbls	3,096	2,806	290
Natural Gas—Mmcf	2,635	1,792	843
Natural gas liquids—MBbls	342	191	151
Total MBoe(1)	3,877	3,296	581
Average daily production—Boe(1)	43,078	36,622	6,456
Average price per unit(2):
Oil price—Bbl	$40.19	$91.24	$(51.05)
Natural gas price—Mcf	2.64	5.25	(2.61)
Natural gas liquids price—Bbl	11.89	45.86	(33.97)
Total per Boe(1)	34.93	83.19	(48.26)
Average cost per Boe:
Production:
Lease operating	$8.71	$11.12	$(2.41)
Workover and other	0.80	0.85	(0.05)
Taxes other than income	3.16	7.33	(4.17)
Gathering and other	3.55	1.54	2.01
Restructuring	0.50	0.30	0.20
General and administrative:
General and administrative	5.06	8.64	(3.58)
Share-based compensation	1.23	1.31	(0.08)
Depletion	30.08	35.57	(5.49)

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

        For the three months ended March 31, 2015, oil, natural gas and natural gas liquids revenues decreased as compared to the same period in 2014 due to lower average realized prices. Average realized prices (excluding the effects of hedging arrangements) decreased from $83.19 per Boe to $34.93 per Boe, representing a 58% decrease from the prior year. Oil and natural gas prices are inherently volatile and decreased significantly over the latter half of 2014 and the beginning of 2015. Sustained lower commodity prices will continue to impact our oil, natural gas and natural gas liquids revenues. The impact of decreased prices was partially offset by increased production associated with the development of our core properties in the Bakken / Three Forks and El Halcón areas.

        Lease operating expenses decreased $2.9 million for the three months ended March 31, 2015 due to our divestiture of non-core properties in 2014 which, historically, had higher operating costs, as well as our efforts to reduce costs and become a more efficient operator. Lease operating expenses were $8.71 per Boe for the three months ended March 31, 2015, compared to $11.12 per Boe for the same period in 2014. The decrease in lease operating expenses per Boe primarily results from the increase in our production and our efforts to reduce costs in our core operating areas.

        Taxes other than income decreased $11.9 million for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to lower oil, natural gas and natural gas liquids revenues attributable to significantly lower commodity prices. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $3.16 per Boe and $7.33 per Boe for the three months ended March 31, 2015 and 2014, respectively.

        Gathering and other expenses for the three months ended March 31, 2015 and 2014 were $13.7 million and $5.1 million, respectively. Approximately $7.5 million of expenses incurred for the three months ended March 31, 2015 relate to gathering and other fees paid on our oil and natural gas production, which has increased 18% compared to the prior year period. Also included is a $6.0 million termination fee to early terminate one of our drilling rig contracts. The contract was terminated in response to the recent decline in crude oil prices.

        During the three months ended March 31, 2015, we had a reduction in our workforce due to the decrease in our drilling and developmental activities planned for the upcoming year. We incurred approximately $1.9 million in severance costs and accelerated stock-based compensation expense related to the termination of certain employees during the period. For the three months ended March 31, 2014, in conjunction with our divestitures of certain non-core properties, we incurred approximately $1.0 million in severance costs and accelerated stock-based compensation expense related to the termination of certain employees in these non-core areas.

        General and administrative expense for the three months ended March 31, 2015 decreased $8.8 million to $19.6 million as compared to the same period in 2014. The decrease in general and administrative expenses results from decreases in professional fees and transaction costs amounting to $3.4 million and $3.1 million, respectively. On a per unit basis, general and administrative expenses were $5.06 per Boe and $8.64 per Boe, for the three months ended March 31, 2015 and 2014, respectively.

        Share-based compensation expense for the three months ended March 31, 2015 was $4.8 million, an increase of $0.4 million compared to the same period in 2014. The increase results from the annual company-wide employee awards for 2014 being granted at the end of the fourth quarter of 2014, for all employees except named executive officers. In prior years, the annual company-wide grant occurred in the first quarter of the year following the service period.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense slightly decreased over the prior year period. On a per unit basis, depletion expense was $30.08 per Boe for the three months ended March 31, 2015 compared to $35.57 per Boe for the three months ended March 31, 2014. The decrease in the depletion rate per Boe is partially attributable to decreases in the amortizable base due to the full cost ceiling test impairments since the prior year period.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling", based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment before income taxes of $554.0 million and $61.2 million for the three months ended March 31, 2015 and 2014, respectively. The ceiling test impairment in the first quarter of 2015 was driven by a 13% decrease in the first-day-of-the-month average prices for crude oil used in the ceiling test calculation, which were $94.99 and $82.71 per barrel at December 31, 2014 and March 31, 2015, respectively. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we record the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At March 31, 2015, we had a $487.2 million derivative asset, $351.8 million of which was classified as current, and we had a $0.7 million derivative liability, all of which was classified as non-current associated with these contracts. We recorded a net derivative gain of $99.7 million ($8.0 million net unrealized loss and $107.7 million net realized gain on settled contracts) for the three months ended March 31, 2015 compared to a net derivative loss of $33.7 million ($26.9 million net unrealized loss and $6.8 million net realized loss on settled contracts and premium costs), in the same period in 2014.

        Interest expense and other increased $30.4 million for the three months ended March 31, 2015 from the same period in 2014. Capitalized interest for the three months ended March 31, 2015 and 2014 was $24.7 million and $46.8 million, respectively. The decrease in capitalized interest was driven by decreases in our unevaluated properties since March 31, 2014, which is the basis of our capitalized interest calculation. Interest expense subject to capitalization increased to $83.7 million in the three months ended March 31, 2015 from $78.7 million in the comparable prior year period. The increase in interest subject to capitalization is attributed to the interest and fees on our Senior Credit Agreement.

        We recorded an income tax benefit of $0.1 million for the three months ended March 31, 2015 due to an offsetting valuation allowance and expected tax refunds, as discussed further in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 11, "Income Taxes," compared to no income tax benefit or expense recorded in the comparable prior year period. The effective tax rate was 0.0% for the three months ended March 31, 2015 and 2014.

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

        We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competitive market makers. As of March 31, 2015, each of the counterparties to our derivative contracts was a lender or an affiliate of a lender under our Senior Credit Agreement. We typically do not specifically post collateral under any of these contracts as they are secured by liens under our Senior Credit Agreement. Please refer to Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, "Derivative and Hedging Activities" for additional information.

        We are also exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flows would decrease. Historically, we entered into interest rate swaps which reduce exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At March 31, 2015 and 2014, we did not have any open positions converting our variable interest rate debt to fixed interest rates. We continue to monitor our exposure to interest rate fluctuations as we incur indebtedness with variable interest rates and enter into swaps in accordance with our risk management policy when we believe it is warranted.

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

        At March 31, 2015, total long-term debt was approximately $3.9 billion of which approximately 82% bears interest at a weighted average fixed interest rate of 9.2% per year. The remaining 18% of our total debt balance at March 31, 2015 bears interest at floating or market interest rates that, at our option, are tied to prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At March 31, 2015, the weighted average interest rate on our variable rate debt was 2.3% per year. If the balance of our variable rate debt at March 31, 2015 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $1.6 million per year.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2015. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and the Use of Proceeds

        The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	846	$1.87	—	—
February 2015	391,367	1.93	—	—
March 2015	2,804	1.63	—	—

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
2.5
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
2.5.1
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
3.1.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation, effective as of May 23, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 29, 2013).

3.1.4	Certificate of Designations, Preferences, Rights and Limitations of 5.75% Series A Convertible Perpetual Preferred Stock of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 18, 2013).
3.1.5
Certificate of Amendment of the Amended and Restated Certificate of Incorporation, effective as of May 22, 2014 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 27, 2014).
3.2	Fourth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed November 6, 2012).
4.1
Amended and Restated Convertible Promissory Note dated March 9, 2015, between Halcón Resources Corporation and HALRES LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 10, 2015).
4.2
Amended and Restated Warrant Certificate dated March 9, 2015, between Halcón Resources Corporation and HALRES LLC (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed March 10, 2015).
4.3
Amended and Restated Registration Rights Agreement dated March 6, 2015, between Halcón Resources Corporation and HALRES LLC (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed March 10, 2015).
4.4
Indenture dated as of May 1, 2015, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, relating to Halcón Resources Corporation's 8.625% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed May 4, 2015).
10.1
Ninth Amendment to Senior Revolving Credit Agreement, dated as of February 25, 2015, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 25, 2015).
10.2
Equity Distribution Agreement, dated March 18, 2015, by and among Halcón Resources Corporation, BMO Capital Markets Corp., Jefferies LLC and MLV & Co. LLC (Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed March 18, 2015).
10.3
Purchase Agreement, dated April 21, 2015, by and among Halcón Resources Corporation, J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 24, 2015).
10.4
Tenth Amendment to Senior Revolving Credit Agreement, dated as of May 1, 2015, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed May 4, 2015).
10.5
Intercreditor Agreement, dated as of May 1, 2015, among Halcón Resources Corporation, the subsidiary guarantors named therein, U.S. Bank National Association, as trustee, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 4, 2015).

10.6		Collateral Trust Agreement, dated as of May 1, 2015, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed May 4, 2015).
10.7
Second Lien Security Agreement, dated as of May 1, 2015, among Halcón Resources Corporation, the subsidiary guarantors named therein, U.S. Bank National Association, as trustee, and the other parity lien debt representatives from time to time party thereto (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed May 4, 2015).
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

HALCÓN RESOURCES CORPORATION
May 6, 2015	By:	/s/ FLOYD C. WILSON
		Name:	Floyd C. Wilson
		Title:	Chairman of the Board and Chief Executive Officer
May 6, 2015	By:	/s/ MARK J. MIZE
		Name:	Mark J. Mize
		Title:	Executive Vice President, Chief Financial Officer and Treasurer
May 6, 2015	By:	/s/ JOSEPH S. RINANDO, III
		Name:	Joseph S. Rinando, III
		Title:	Senior Vice President, Chief Accounting Officer and Controller