Form 10-Q
period 2015-06-30
HALCON RESOURCES CORP
filed 2015-07-31
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

        At July 27, 2015, 590,218,771 shares of the Registrant's Common Stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$158,110	$304,212	$282,523	$560,241
Natural gas	5,578	10,308	12,537	19,717
Natural gas liquids	3,889	9,364	7,957	18,123

Total oil, natural gas and natural gas liquids sales	167,577	323,884	303,017	598,081
Other	447	3,260	1,201	4,212

Total operating revenues	168,024	327,144	304,218	602,293

Operating expenses:
Production:
Lease operating	25,233	30,968	59,018	67,606
Workover and other	3,731	3,988	6,845	6,777
Taxes other than income	12,903	30,310	25,144	54,470
Gathering and other	7,746	5,898	21,492	10,659
Restructuring	309	—	2,230	987
General and administrative	22,662	27,743	47,071	60,541
Depletion, depreciation and accretion	101,194	133,470	220,338	253,378
Full cost ceiling impairment	948,633	—	1,502,636	61,165
Other operating property and equipment impairment	—	3,477	—	3,789

Total operating expenses	1,122,411	235,854	1,884,774	519,372

Income (loss) from operations	(954,387)	91,290	(1,580,556)	82,921
Other income (expenses):
Net gain (loss) on derivative contracts	(87,564)	(121,042)	12,184	(154,698)
Interest expense and other, net	(60,922)	(37,725)	(122,229)	(68,664)
Gain (loss) on extinguishment of debt	22,766	—	22,766	—
Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants	(8,219)	—	(8,219)	—

Total other income (expenses)	(133,939)	(158,767)	(95,498)	(223,362)

Income (loss) before income taxes	(1,088,326)	(67,477)	(1,676,054)	(140,441)
Income tax benefit (provision)	(286)	—	(199)	—

Net income (loss)	(1,088,612)	(67,477)	(1,676,253)	(140,441)
Series A preferred dividends	(4,902)	(4,960)	(9,803)	(9,919)
Preferred dividends and accretion on redeemable noncontrolling interest	(11,067)	(896)	(19,718)	(896)

Net income (loss) available to common stockholders	$(1,104,581)	$(73,333)	$(1,705,774)	$(151,256)

Net income (loss) per share of common stock:
Basic	$(2.03)	$(0.18)	$(3.53)	$(0.37)

Diluted	$(2.03)	$(0.18)	$(3.53)	$(0.37)

Weighted average common shares outstanding:
Basic	545,313	414,722	482,843	414,125

Diluted	545,313	414,722	482,843	414,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Current assets:
Cash	$9,973	$43,713
Accounts receivable	214,517	276,559
Receivables from derivative contracts	235,869	352,530
Restricted cash	16,483	16,131
Inventory	3,848	4,693
Prepaids and other	8,042	9,079

Total current assets	488,732	702,705

Oil and natural gas properties (full cost method):
Evaluated	6,674,162	6,390,820
Unevaluated	1,801,135	1,829,786

Gross oil and natural gas properties	8,475,297	8,220,606
Less—accumulated depletion	(4,670,982)	(2,953,038)

Net oil and natural gas properties	3,804,315	5,267,568

Other operating property and equipment:
Gas gathering and other operating assets	127,685	126,804
Less—accumulated depreciation	(18,531)	(14,798)

Net other operating property and equipment	109,154	112,006

Other noncurrent assets:
Receivables from derivative contracts	77,605	151,324
Debt issuance costs, net	63,222	55,904
Deferred income taxes	93,026	136,826
Equity in oil and natural gas partnership	4,076	4,309
Funds in escrow and other	1,920	3,833

Total assets	$4,642,050	$6,434,475

Current liabilities:
Accounts payable and accrued liabilities	$365,398	$607,750
Asset retirement obligations	143	106
Current portion of deferred income taxes	93,026	136,826

Total current liabilities	458,567	744,682

Long-term debt	3,650,625	3,746,736
Other noncurrent liabilities:
Liabilities from derivative contracts	2,720	9,387
Asset retirement obligations	40,966	38,371
Other	6,480	5,964
Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable noncontrolling interest	136,884	117,166
Stockholders' equity:
Preferred stock: 1,000,000 shares of $0.0001 par value authorized; 340,960 and 345,000 shares of 5.75% Cumulative Perpetual Convertible Series A, issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock: 1,340,000,000 shares of $0.0001 par value authorized; 590,274,311 and 427,808,306 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	59	42
Additional paid-in capital	3,274,798	2,995,402
Accumulated deficit	(2,929,049)	(1,223,275)

Total stockholders' equity	345,808	1,772,169

Total liabilities and stockholders' equity	$4,642,050	$6,434,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2013	345	$—	415,730	$41	$2,953,786	$(1,506,217)	$1,447,610
Net income (loss)	—	—	—	—	—	315,956	315,956
Dividends on Series A preferred stock	—	—	3,262	—	14,878	(19,838)	(4,960)
Preferred dividends on redeemable noncontrolling interest	—	—	—	—	—	(6,543)	(6,543)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(6,633)	(6,633)
Offering costs	—	—	—	—	39	—	39
Long-term incentive plan grants	—	—	9,388	1	(1)	—	—
Long-term incentive plan forfeitures	—	—	(455)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(117)	—	(453)	—	(453)
Share-based compensation	—	—	—	—	27,153	—	27,153

Balances at December 31, 2014	345	—	427,808	42	2,995,402	(1,223,275)	1,772,169
Net income (loss)	—	—	—	—	—	(1,676,253)	(1,676,253)
Dividends on Series A preferred stock	—	—	6,769	1	9,802	(9,803)	—
Conversion of Series A preferred stock	(4)	—	656	—	—	—	—
Preferred dividends on redeemable noncontrolling interest	—	—	—	—	—	(6,131)	(6,131)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(12,942)	(12,942)
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	(645)	(645)
Common stock issuance	—	—	9,436	1	15,353	—	15,354
Common stock issuance on conversion of senior notes	—	—	144,775	15	231,368	—	231,383
Offering costs	—	—	—	—	(1,773)	—	(1,773)
Modification of February 2012 Warrants	—	—	—	—	14,129	—	14,129
Long-term incentive plan grants	—	—	2,387	—	—	—	—
Long-term incentive plan forfeitures	—	—	(1,157)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(400)	—	(771)	—	(771)
Share-based compensation	—	—	—	—	11,288	—	11,288

Balances at June 30, 2015	341	$—	590,274	$59	$3,274,798	$(2,929,049)	$345,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,676,253)	$(140,441)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	220,338	253,378
Full cost ceiling impairment	1,502,636	61,165
Other operating property and equipment impairment	—	3,789
Share-based compensation, net	8,210	9,246
Unrealized loss (gain) on derivative contracts	183,713	131,053
Amortization and write-off of deferred loan costs	4,092	2,161
Non-cash interest and amortization of discount and premium	1,709	1,232
Loss (gain) on extinguishment of debt	(22,766)	—
Loss (gain) on extinguishment of Convertible Note and modification of February 2012 Warrants	8,219	—
Accrued settlements on derivative contracts	(26,781)	—
Other income (expense)	5,008	1,230
Change in assets and liabilities, net of acquisitions:
Accounts receivable	45,320	71
Inventory	(5)	(943)
Prepaids and other	1,037	2,944
Accounts payable and accrued liabilities	(36,947)	86,057

Net cash provided by (used in) operating activities	217,530	410,942

Cash flows from investing activities:
Oil and natural gas capital expenditures	(407,751)	(853,738)
Proceeds received from sale of oil and natural gas assets	1,111	465,452
Advance on carried interest	—	(189,442)
Other operating property and equipment capital expenditures	(7,478)	(29,525)
Funds held in escrow and other	1,901	(307)

Net cash provided by (used in) investing activities	(412,217)	(607,560)

Cash flows from financing activities:
Proceeds from borrowings	1,296,000	1,286,000
Repayments of borrowings	(1,129,000)	(1,027,000)
Debt issuance costs	(18,612)	(77)
Common stock issued	15,354	—
HK TMS, LLC preferred stock issued	—	110,051
HK TMS, LLC tranche rights	—	4,516
Preferred dividends on redeemable noncontrolling interest	—	(493)
Restricted cash	(352)	(16,000)
Offering costs and other	(2,443)	(1,941)

Net cash provided by (used in) financing activities	160,947	355,056

Net increase (decrease) in cash	(33,740)	158,438
Cash at beginning of period	43,713	2,834

Cash at end of period	$9,973	$161,272

Disclosure of non-cash investing and financing activities:
Accrued capitalized interest	$(2,614)	$(1,068)
Asset retirement obligations	1,754	(4,450)
Series A preferred dividends paid in common stock	9,803	9,919
Preferred dividends on redeemable noncontrolling interest paid-in-kind	6,131	—
Accretion of redeemable noncontrolling interest	12,942	403
Change in fair value of redeemable noncontrolling interest	645	—
Common stock issued on conversion of senior notes	231,383	—

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. There were no material allowances for doubtful accounts as of June 30, 2015 or December 31, 2014.

Other Operating Property and Equipment

        Gas gathering systems and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a 30-year or 10-year estimated useful life applicable to gas gathering systems and a compressed natural gas facility, respectively. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life or productive capacity of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The Company capitalized $85.3 million and $83.1 million as of June 30, 2015 and December 31, 2014, respectively, related to the construction of its gas gathering systems, after any amounts impaired.

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

        Operating results for the six months ended June 30, 2014 reflect the impact of approximately $3.8 million in charges related to the disposition of midstream infrastructure assets associated with certain non-core property divestitures. The impairment of midstream assets was recorded in "Other operating property and equipment impairment" in the Company's unaudited condensed consolidated statements of operations and in "Gas gathering and other operating assets" in the Company's unaudited condensed consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

        In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively and early application is permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact to its financial statements or disclosures.

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the guidance either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) restrospectively. Early adoption is permitted. The Company is in the process of assessing the effects of the application of the new guidance.

        In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the the guidance retrospectively to all prior year periods presented. The Company is in the process of assessing the effects of the application of the new guidance.

        In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02). The amendments in ASU 2015-02 eliminate the previous presumption that a general partner controls a limited partner. ASU 2015-02 may impact the Company's accounting for its general partner interest in SBE Partners LP (SBE Partners), which is currently accounted for as an equity method investment. ASU 2015-02 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Entites may apply the guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the first fiscal year adopted or it may apply the amendment

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

retrospectively. The Company is currently assessing the impact of ASU 2015-02 on its accounting for its general partner interest in SBE Partners.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (ASU 2014-15). ASU 2014-15 is effective for annual reporting periods (including interim periods within those periods) ending after December 15, 2016. Early application is permitted with companies applying the guidance prospectively. The amendments in ASU 2014-15 create a new ASC Sub-topic 205-40, Presentation of Financial Statements—Going Concern and require management to assess for each annual and interim reporting period if conditions exist that raise substantial doubt about an entity's ability to continue as a going concern. The rule requires various disclosures depending on the facts and circumstances surrounding an entity's ability to continue as a going concern. The Company is in the process of assessing the effects of the application of the new guidance.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides five steps an entity should apply in determining its revenue recognition. ASU 2014-09 must be applied retrospectively and is effective for annual reporting periods, and interim periods within that reporting period, beginning after December 15, 2016, or after December 2017, if companies choose to elect the deferred adoption date recently approved by the FASB. Early adoption is not permitted. The Company is currently assessing the impact of the adoption of ASU 2014-09 on the Company's operating results, financial position and disclosures.

2. ACQUISITIONS AND DIVESTITURES

Divestiture

East Texas Assets

        On May 9, 2014, the Company completed the divestiture of certain non-core assets in East Texas (the East Texas Assets) to a privately-owned company for a total purchase price of $424.5 million after closing adjustments for operating expenses, capital expenditures and revenues between the effective date and the closing date, title and environmental defects, and other purchase price adjustments customary in oil and gas purchase and sale agreements. The effective date of the transaction was April 1, 2014. Proceeds from the sale were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded.

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

        Investments in unevaluated oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress, qualify for interest capitalization. The capitalized interest is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred that are excluded from the full cost pool; however, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the unaudited condensed consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. For the six months ended June 30, 2015 and 2014, the Company capitalized interest costs of $51.2 million and $88.6 million, respectively.

        At June 30, 2015, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2015 of the West Texas Intermediate (WTI) spot price of $71.68 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended June 30, 2015 of the Henry Hub price of $3.39 per million British thermal units (MMBtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at June 30, 2015 exceeded the ceiling amount by $948.6 million ($597.3 million after taxes) which resulted in a ceiling test impairment of that amount for the quarter. At March 31, 2015, the Company recorded a full cost ceiling impairment before income taxes of $554.0 million ($348.8 million after taxes). The ceiling test impairments were driven by decreases in the first-day-of-the-month average prices for crude oil used in the ceiling test calculations since December 31, 2014, when the first-day-of-the-month average price for crude oil was $94.99 per barrel and $82.71 per barrel at March 31, 2015.

        At June 30, 2014, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2014 of the WTI spot price of $100.27 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended June 30, 2014 of the Henry Hub price of $4.10 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at June 30, 2014 did not exceed the ceiling amount. At March 31, 2014, the Company recorded a full cost ceiling impairment before income taxes of $61.2 million ($39.0 million after taxes).

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

4. LONG-TERM DEBT

        Long-term debt as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Senior revolving credit facility	$24,000	$557,000
8.625% senior secured notes due 2020(1)	700,000	—
9.25% senior notes due 2022	392,650	400,000
8.875% senior notes due 2021(2)	1,307,363	1,370,032
9.75% senior notes due 2020(3)	962,196	1,151,821
8.0% convertible note due 2020(4)	264,416	267,883

	$3,650,625	$3,746,736

(1)
On May 1, 2015, the Company completed the issuance of $700.0 million aggregate principal amount of its 8.625% senior secured notes due 2020. See "8.625% Senior Secured Notes" below for more details.

(2)
Amounts are net of a $4.1 million and a $4.6 million unamortized discount at June 30, 2015 and December 31, 2014, respectively, related to the issuance of the original 2021 Notes. The unamortized premium related to the additional 2021 Notes was approximately $22.1 million and $24.6 million at June 30, 2015 and December 31, 2014, respectively. See "8.875% Senior Notes" below for more details.

(3)
Amounts are net of a $5.9 million and a $7.9 million unamortized discount at June 30, 2015 and December 31, 2014, respectively, related to the issuance of the original 2020 Notes. The unamortized premium related to the additional 2020 Notes was approximately $8.1 million and $9.7 million at June 30, 2015 and December 31, 2014, respectively. See "9.75% Senior Notes" below for more details.

(4)
On May 6, 2015, an amendment to the 8.0% convertible note became effective and was accounted for as a debt extinguishment. Accordingly, the Company expensed the unamortized discount related to the pre-amendment 8.0% convertible note of $18.6 million and recorded a discount of $25.9 million to be amortized over the remaining life of the post-amendment 8.0% convertible note. The remaining unamortized discounts at June 30, 2015 and December 31, 2014 were $25.3 million and $21.8 million, respectively. See "8.0% Convertible Note" below for more details.

Senior Revolving Credit Facility

        On February 8, 2012, the Company entered into a senior secured revolving credit agreement (the Senior Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Senior Credit Agreement currently provides for a $1.5 billion facility with a current borrowing base of $900.0 million. Amounts borrowed under the Senior Credit Agreement will

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

mature on August 1, 2019. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The next redetermination is expected to occur in or around October 2015. The borrowing base takes into account the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The borrowing base is subject to a reduction, in most cases, equal to the product of 0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any future notes or other long-term debt securities that the Company may issue. Funds advanced under the Senior Credit Agreement may be paid down and re-borrowed during the term of the facility. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 0.75% to 1.75% for ABR-based loans or at specified margins over LIBOR of 1.75% to 2.75% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the facility. Advances under the Senior Credit Agreement are secured by liens on substantially all of the Company's and its restricted subsidiaries' properties and assets. The Senior Credit Agreement contains customary representations, warranties and covenants including, among others, restrictions on the payment of dividends on the Company's capital stock and financial covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and a ratio of total secured debt to EBITDA of no greater than 2.75 to 1.0.

        On May 1, 2015, the Company entered into the Tenth Amendment to the Senior Credit Agreement (the Tenth Amendment) which, among other things, replaced the interest coverage test with a covenant that requires the ratio of total secured debt to EBITDA of no greater than 2.75 to 1.0 and reduced the borrowing base. Prior to the Tenth Amendment, under the Ninth Amendment executed on February 25, 2015, the Senior Credit Agreement had a required minimum coverage of interest expenses of not less than 2.0 to 1.0 through March 31, 2016 and not less than 2.5 to 1.0 for subsequent periods.

        At June 30, 2015, under the effective borrowing base of $900.0 million, the Company had $24.0 million of indebtedness outstanding, $1.0 million of letters of credit outstanding and approximately $875.0 million of borrowing capacity available under the Company's Senior Credit Agreement.

        At June 30, 2015, the Company was in compliance with the financial covenants under the Senior Credit Agreement.

8.625% Senior Secured Notes

        On May 1, 2015, the Company completed the issuance of $700 million aggregate principal amount of its 8.625% senior secured notes due 2020 (the Secured Notes) in a private offering. The Secured Notes were issued at par. The net proceeds from the sale of the Secured Notes were approximately $686.3 million (after deducting initial offering fees and expenses). The Company used the net proceeds from the offering to repay the majority of the then outstanding borrowings under its Senior Credit Agreement.

        The Secured Notes bear interest at a rate of 8.625% per annum, payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2015. The Secured Notes will mature on February 1, 2020. The Secured Notes are secured by second-priority liens on substantially all of the Company's and its guarantors' assets to the extent such assets secure the Company's Senior Credit

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

Agreement (the Collateral). Pursuant to the terms of the Intercreditor Agreement, dated May 1, 2015, the security interest in those assets that secure the Secured Notes and the guarantees are contractually subordinated to liens that secure the Company's Senior Credit Agreement and certain other permitted indebtedness. Consequently, the Secured Notes and the guarantees will be effectively subordinated to the Senior Credit Agreement and such other indebtedness to the extent of the value of such assets. The Collateral does not include any of the assets of HK TMS, LLC, a wholly owned subsidiary of the Company, or any of the Company's future unrestricted subsidiaries.

        At any time prior to February 1, 2017, the Company may redeem the Secured Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium, together with accrued and unpaid interest, if any, to the redemption date. The Secured Notes will be redeemable, in whole or in part, on or after February 1, 2017 at redemption prices equal to the principal amount multiplied by the percentage set forth below, plus accrued and unpaid interest:

Year	Percentage
2017	104.313
2018	102.156
2019 and thereafter	100.000

        Additionally, the Company may redeem up to 35% of the Secured Notes on or prior to February 1, 2017 for a redemption price of 108.625% of the principal amount thereof, plus accrued and unpaid interest, utilizing net cash proceeds from certain equity offerings. In addition, upon a change of control of the Company, holders of the Secured Notes will have the right to require the Company to repurchase all or any part of their notes for cash at a price equal to 101% of the aggregate principal amount of the Secured Notes repurchased, plus any accrued and unpaid interest.

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

        During the second quarter of 2015, the Company entered into several exchange agreements with existing holders of the Company's 2022 Notes in which the holders agreed to exchange an aggregate $7.4 million principal amount of their senior notes for approximately 4.3 million shares of the Company's common stock, thereby reducing the aggregate principal amount of the 2022 Notes to $392.7 million as of June 30, 2015. The exchanges closed on various dates from April 30, 2015 through May 15, 2015, at which time the Company also paid all accrued and unpaid interest since the prior

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

interest payment date for the 2022 Notes. See "Senior Notes Exchanged for Common Stock" below for more details.

8.875% Senior Notes

        On November 6, 2012, the Company issued $750.0 million aggregate principal amount of its 8.875% senior notes due 2021 (the 2021 Notes), at a price to the initial purchasers of 99.247% of par. The net proceeds from the offering of approximately $725.6 million (after deducting the initial purchasers' discounts, commissions and offering expenses) were used to fund a portion of the cash consideration paid in the acquisition of two wholly-owned subsidiaries of Petro-Hunt Holdings, LLC and Pillar Holdings, LLC, which owned acreage prospective for the Bakken/Three Forks formations located in North Dakota, in Williams, Mountrail, McKenzie and Dunn Counties.

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

        In conjunction with the issuance of the 2021 Notes, the Company recorded a discount of approximately $5.7 million to be amortized over the remaining life of the 2021 Notes using the effective interest method. The remaining unamortized discount was $4.1 million at June 30, 2015. In conjunction with the issuance of the additional 2021 Notes, the Company recorded a premium of approximately $30.0 million to be amortized over the remaining life of the additional 2021 Notes using the effective interest method. The remaining unamortized premium was $22.1 million at June 30, 2015.

        During the second quarter of 2015, the Company entered into several exchange agreements with existing holders of the Company's 2021 Notes in which the holders agreed to exchange an aggregate $60.6 million principal amount of their senior notes for approximately 34.4 million shares of the Company's common stock, thereby reducing the aggregate principal amount of the 2021 Notes to $1.29 billion as of June 30, 2015. The exchanges closed on various dates from April 29, 2015 through May 15, 2015, at which time the Company also paid all accrued and unpaid interest since the prior interest payment date for the 2021 Notes. See "Senior Notes Exchanged for Common Stock" below for more details.

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

        In conjunction with the issuance of the 2020 Notes, the Company recorded a discount of approximately $10.2 million to be amortized over the remaining life of the 2020 Notes using the effective interest method. The remaining unamortized discount was $5.9 million at June 30, 2015. In conjunction with the issuance of the additional 2020 Notes, the Company recorded a premium of approximately $11.0 million to be amortized over the remaining life of the additional 2020 Notes using the effective interest method. The remaining unamortized premium was approximately $8.1 million at June 30, 2015.

        During the second quarter of 2015, the Company entered into several exchange agreements with existing holders of the Company's 2020 Notes in which the holders agreed to exchange an aggregate $190.0 million principal amount of their senior notes for approximately 106.1 million shares of the Company's common stock, thereby reducing the aggregate principal amount of the 2020 Notes to $960.0 million as of June 30, 2015. The exchanges closed on various dates from April 13, 2015 through May 4, 2015, at which time the Company also paid all accrued and unpaid interest since the prior interest payment date for the 2020 Notes. See "Senior Notes Exchanged for Common Stock" below for more details.

8.0% Convertible Note

        On February 8, 2012, the Company issued to HALRES, LLC (HALRES), a note in the principal amount of $275.0 million due 2017 (the Convertible Note) together with five year warrants (February 2012 Warrants) for an aggregate purchase price of $275.0 million. The Convertible Note bears interest at a rate of 8% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year. Through the March 31, 2014 interest payment date, the Company was permitted to elect to pay the interest in kind, by adding to the principal of the Convertible Note, all or any portion of the

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

interest due on the Convertible Note. The Company elected to pay the interest in kind on March 31, June 30 and September 30, 2012, and added $3.2 million, $5.7 million and $5.8 million of interest incurred, respectively, to the Convertible Note, increasing the principal amount to $289.7 million. The Company did not elect to pay-in-kind interest for the subsequent quarterly payments. The Convertible Note is a senior unsecured obligation of the Company.

        On March 9, 2015, the Company entered into an amendment (the HALRES Note Amendment) to its Convertible Note. The HALRES Note Amendment extends the maturity date of the Convertible Note by three years, from February 8, 2017 to February 8, 2020. The Convertible Note originally provided for prepayment without premium or penalty at any time after February 8, 2014, at which time it also became convertible into shares of the Company's common stock at a conversion price of $4.50 per share. These dates have been extended pursuant to the HALRES Note Amendment and the conversion price has been adjusted, such that at any time after March 9, 2017, the Company may prepay the Convertible Note without premium or penalty, and HALRES may elect to convert all or any portion of unpaid principal and interest outstanding under the Convertible Note to shares of the Company's common stock at a conversion price of $2.44 per share, subject to adjustments for stock splits and other customary anti-dilution provisions as set forth in the Convertible Note. At the same time, the Company also entered into an amendment to the February 2012 Warrants (the Warrant Amendment) which extends the term of the February 2012 Warrants from February 8, 2017 to February 8, 2020 and adjusts the exercise price of the February 2012 Warrants to $2.44 per share.

        In connection with the HALRES Note Amendment and the Warrant Amendment (the Amendments), the Company and HALRES also amended and restated the Registration Rights Agreement, dated February 8, 2012, as amended (the Amended Registration Rights Agreement), which provides for certain demand and piggyback registration rights for the shares of the Company's common stock issuable upon conversion of the Convertible Note and exercise of the February 2012 Warrants. The Amendments were approved by the Company's stockholders on May 6, 2015, in accordance with the rules of the New York Stock Exchange.

        The Company accounted for the HALRES Note Amendment as a debt extinguishment because the change in the fair value of the embedded conversion option immediately before and after the modification was at least 10% of the carrying amount of the original Convertible Note immediately prior to the modification. The $7.3 million difference between the unamortized original issuance discount of $18.6 million and the post-amendment discount of $25.9 million, net of $1.4 million of unamortized initial issuance costs, resulted in a net gain recorded in "Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants" in the unaudited condensed consolidated statements of operations. See Note 10, "Stockholders' Equity" for further discussion of the Warrant Amendment. The remaining unamortized discount was $25.3 million at June 30, 2015.

Senior Notes Exchanged for Common Stock

        During the second quarter of 2015, the Company entered into several exchange agreements with existing holders of the Company's senior unsecured notes in which the holders agreed to exchange an aggregate $258.0 million principal amount of their senior notes for approximately 144.8 million shares of the Company's common stock.

        On May 7, 2015, the Company entered into an exchange agreement with Union Square Park Partners, L.P., a holder of the Company's 2022 Notes and 2021 Notes, pursuant to which it agreed to exchange approximately $5.8 million principal amount of such notes for approximately 3.5 million

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

shares of the Company's common stock, resulting in an effective exchange price of $1.70 per share. Of the aggregate $5.8 million principal amount of senior notes to be exchanged by the holders, approximately $2.0 million is principal amount of 2022 Notes and approximately $3.8 million is principal amount of 2021 Notes. The exchange closed on May 15, 2015, at which time the Company also paid all accrued and unpaid interest on the notes since the prior interest payment date for each of the 2022 Notes and 2021 Notes.

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

        The Company recorded the issuance of common shares at fair value on the various dates the debt for equity exchanges occurred and also recognized a $22.8 million net gain on the extinguishment of debt, as a $26.6 million gain on the exchanges was partially offset by the amortization of $3.8 million associated with related issuance costs and discounts and premiums for the respective offerings. The net gain is recorded in "Gain (loss) on extinguishment of debt" in the unaudited condensed consolidated statements of operations.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. The Company capitalized $18.8 million associated with the issuance of the Secured Notes and the Tenth Amendment to the Senior Credit Agreement. The Company expensed $6.8 million of debt issuance costs in conjunction with the debt for equity exchanges, the debt extinguishment for the HALRES Note Amendment, and decreases in the Company's borrowing base under the Senior Credit Agreement. At June 30, 2015 and December 31, 2014, the Company had approximately $63.2 million and $55.9 million, respectively, of unamortized debt issuance costs.

5. FAIR VALUE MEASUREMENTS

        Pursuant to ASC 820, Fair Value Measurements (ASC 820), the Company's determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company's unaudited condensed consolidated balance sheets, but also the impact of the Company's nonperformance risk on its own liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

        The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2015 and December 31, 2014. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2015 or 2014.

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$313,474	$—	$313,474

Liabilities
Liabilities from derivative contracts	$—	$1,540	$1,180	$2,720

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$503,854	$—	$503,854

Liabilities
Liabilities from derivative contracts	$—	$8,068	$1,319	$9,387

        Derivative contracts listed above as Level 2 include collars, swaps and swaptions that are carried at fair value. The Company records the net change in the fair value of these positions in "Net gain (loss) on derivative contracts" in the Company's unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 6, "Derivative and Hedging Activities" for additional discussion of derivatives.

        Derivative contracts listed above as Level 3 include extendable collars that are carried at fair value. The significant unobservable inputs for these Level 3 contracts include unpublished forward strip prices and market volatilities. The following table sets forth a reconciliation of changes in the fair value of the Company's extendable collar contracts classified as Level 3 in the fair value hierarchy:

	Significant Unobservable Inputs (Level 3)
	June 30, 2015	December 31, 2014
	(In thousands)
Beginning Balance	$(1,319)	$(2,816)
Net gain (loss) on derivative contracts	1,246	1,497
Settlements	—	—
Purchase of derivative contracts	(1,107)	—
Buy out of derivative contracts	—	—

Ending Balance	$(1,180)	$(1,319)

Change in unrealized gains (losses) included in earnings related to derivatives still held at June 30, 2015 and December 31, 2014	$1,246	$1,497

        As of June 30, 2015 and December 31, 2014, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance.

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivables and accounts payables approximate their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Credit Agreement approximates carrying value because the interest rates approximate current market rates. The following table presents the estimated fair values of the Company's fixed interest rate, long-term debt instruments as of June 30, 2015 and December 31, 2014 (excluding discounts and premiums):

	June 30, 2015		December 31, 2014
Debt	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
8.625% senior secured notes	$700,000	$698,250	$—	$—
9.25% senior notes	392,650	255,223	400,000	300,000
8.875% senior notes	1,289,415	863,908	1,350,000	1,005,750
9.75% senior notes	959,982	647,988	1,150,000	872,862
8.0% convertible note	289,669	237,297	289,669	260,643

	$3,631,716	$2,702,666	$3,189,669	$2,439,255

        The fair value of the Company's senior notes was calculated based on quoted market prices from trades of such debt, which are considered Level 2 criteria.

        During the first half of 2015, the Company entered into several exchange agreements with existing holders of the company's senior unsecured notes in which the holders agreed to exchange their senior notes for shares of the Company's common stock. The fair value of the common shares issued was determined by using quoted market prices of the Company's common stock, which is considered Level 1 criteria in the fair value hierarchy. See Note 4, "Long-term Debt," for further discussion of the exchanges and the net gain recorded on the transactions.

        As discussed in Note 4, "Long-term Debt" and in Note 10, "Stockholders' Equity," on May 6, 2015, the HALRES Note Amendment and the Warrant Amendment became effective. The fair value estimates for the Convertible Note and the February 2012 Warrants include the use of observable inputs such as the Company's stock price, expected volatility, and credit spread and the risk-free rate. The use of these observable inputs results in the fair value estimates being classified as Level 2.

        During the six months ended June 30, 2014, the Company recorded a non-cash impairment charge of $3.8 million related to its gas gathering systems and other operating assets. See Note 1, "Financial Statement Presentation," for a discussion of the valuation approach used and the classification of the estimate within the fair value hierarchy.

        On June 16, 2014, the Company entered into a transaction to develop its Tuscaloosa Marine Shale assets with funds and accounts managed by affiliates of Apollo Global Management, LLC and on June 1, 2015 amended this agreement. See Note 9, "Mezzanine Equity," for a discussion of the valuation approach used to allocate the initial investment proceeds to the transaction's components, for the valuation approach used to fair value the transaction's components upon the amendment, for the classification of the estimates within the fair value hierarchy, and for a reconciliation of the beginning and ending liability balances for the redeemable non-controlling interest, the tranche rights and the embedded derivative.

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

        It is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The Company did not post collateral under any of its derivative contracts as they are secured under the Company's Senior Credit Agreement or are uncollateralized trades.

        At June 30, 2015 and December 31, 2014, the Company's crude oil and natural gas derivative positions consisted of swaps, swaptions, costless put/call "collars," and extendable costless collars. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. Swaptions are swap contracts that may be extended annually at the option of the counterparty on a designated date. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. Extendable collars are costless put/call contracts that may be extended annually at the option of the counterparty on a designated date. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations.

        At June 30, 2015, the Company had 77 open commodity derivative contracts summarized in the following tables: four natural gas collar arrangements, 44 crude oil collar arrangements, 18 crude oil swaps, eight crude oil swaptions and three crude oil extendable collars.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014:

		Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	June 30, 2015	December 31, 2014	Balance sheet location	June 30, 2015	December 31, 2014
		(In thousands)			(In thousands)
Commodity contracts	Current assets—receivables from derivative contracts	$235,869	$352,530	Current liabilities—liabilities from derivative contracts	$—	$—
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	77,605	151,324	Other noncurrent liabilities—liabilities from derivative contracts	(2,720)	(9,387)

Total derivatives not designated as hedging contracts under ASC 815		$313,474	$503,854		$(2,720)	$(9,387)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations:

		Amount of gain or (loss) recognized in income on derivative contracts for the Three Months Ended June 30,		Amount of gain or (loss) recognized in income on derivative contracts for the Six Months Ended June 30,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2015	2014	2015	2014
		(In thousands)
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$(175,712)	$(105,897)	$(183,713)	$(132,813)
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	88,148	(15,145)	195,897	(21,885)

Total net gain (loss) on derivative contracts		$(87,564)	$(121,042)	$12,184	$(154,698)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        At June 30, 2015 and December 31, 2014, the Company had the following open crude oil and natural gas derivative contracts:

			June 30, 2015
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
July 2015 - December 2015(1)	Collars	Crude Oil	4,692,000	$82.50 - 90.00	$86.42	$90.00 - 100.25	$93.39
July 2015 - December 2015	Collars	Natural Gas	3,220,000	4.00	4.00	4.55 - 4.85	4.68
July 2015 - December 2015(2)	Swaps	Crude Oil	920,000	91.00 - 92.75	91.76
January 2016 - June 2016	Collars	Crude Oil	182,000	90.00	90.00	96.85	96.85
January 2016 - December 2016	Collars	Natural Gas	732,000	4.00	4.00	4.22	4.22
January 2016 - December 2016(3)	Collars	Crude Oil	4,392,000	60.00 - 90.00	71.91	64.00 - 95.10	77.71
January 2016 - December 2016(4)	Swaps	Crude Oil	4,758,000	62.00 - 91.73	85.43
January 2017 - December 2017	Collars	Crude Oil	1,368,750	50.00 - 60.00	57.33	70.00 - 76.84	74.16

			December 31, 2014
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2015 - June 2015	Collars	Crude Oil	1,583,750	$85.00 - 90.00	$86.29	$91.00 - 98.50	$93.14
January 2015 - December 2015(1)	Collars	Crude Oil	6,205,000	82.50 - 90.00	86.47	90.00 - 100.25	94.39
January 2015 - December 2015	Collars	Natural Gas	6,387,500	4.00	4.00	4.55 - 4.85	4.68
January 2015 - December 2015(2)	Swaps	Crude Oil	1,825,000	91.00 - 92.75	91.76
March 2015 - December 2015	Collars	Crude Oil	306,000	87.50	87.50	92.50	92.50
April 2015 - December 2015	Collars	Crude Oil	412,500	87.50	87.50	92.50	92.50
July 2015 - December 2015	Collars	Crude Oil	1,104,000	85.00 - 87.50	85.83	90.00 - 92.50	90.92
January 2016 - June 2016	Collars	Crude Oil	182,000	90.00	90.00	96.85	96.85
January 2016 - December 2016	Collars	Crude Oil	1,830,000	87.50 - 90.00	88.55	92.70 - 95.10	93.84
January 2016 - December 2016	Collars	Natural Gas	732,000	4.00	4.00	4.22	4.22
January 2016 - December 2016(4)	Swaps	Crude Oil	4,026,000	88.00 - 91.73	89.65

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

(3)
Includes an outstanding crude oil collar which may be extended by the counterparty at a floor of $60.00 per Bbl and a ceiling of $75.00 per Bbl for a total of 365,000 Bbls for the year ended December 31, 2017.

(4)
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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts at June 30, 2015 and December 31, 2014:

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(In thousands)
Gross Amounts Presented in the Consolidated Balance Sheet	$313,474	$503,854	$(2,720)	$(9,387)
Amounts Not Offset in the Consolidated Balance Sheet	(2,793)	(9,655)	2,720	9,387

Net Amount	$310,681	$494,199	$—	$—

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

7. ASSET RETIREMENT OBLIGATIONS

        The Company records an asset retirement obligation (ARO) on oil and natural gas properties when it can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs. For gas gathering systems and equipment, the Company records an ARO when the system is placed in service and it can reasonably estimate the fair value of an obligation to perform site reclamation and other necessary work when it is required. The Company records the ARO liability on the unaudited condensed consolidated balance sheets and capitalizes a portion of the cost in "Oil and natural gas properties" or "Other operating property and equipment" during the period in which the obligation is incurred. The Company records the accretion of its ARO liabilities in "Depletion, depreciation and accretion" expense in the unaudited condensed consolidated statements of operations. The additional capitalized costs are depreciated on a unit-of-production basis or straight-line basis.

        The Company recorded the following activity related to its ARO liability for the six months ended June 30, 2015 (in thousands, inclusive of the current portion):

Liability for asset retirement obligations as of December 31, 2014	$38,477
Liabilities settled and divested	(324)
Additions	2,078
Accretion expense	878

Liability for asset retirement obligations as of June 30, 2015	$41,109

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas; and Denver, Colorado as well as a number of other field office locations. Rent expense was approximately $4.3 million and $4.0 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2014, as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, approximating $55.4 million in the aggregate, and containing various expiration dates through 2024.

        In addition, the Company has commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2018. In January 2015, the Company made the decision to early terminate a drilling rig contract in response to the recent decline in crude oil prices, and as such, the Company incurred an early termination fee of $6.0 million, paid over the first half of 2015. If certain requirements are not met by two separate trigger dates, the first being January 1, 2017 and the second being January 12, 2020, the Company may incur up to an additional $3.0 million in connection with this drilling rig contract. In addition, the Company has a new drilling rig commitment, that began on May 1, 2015, for which the Company is incurring a stacking fee of $17,000 per day. The contract term for this drilling rig commitment extends through the second quarter of 2018. Early termination of the Company's other drilling rig commitments would result in termination penalties approximating $39.1 million, which would be in lieu of the remaining $58.9 million of drilling rig commitments as of June 30, 2015.

        The Company has entered into various long-term gathering, transportation and sales contracts in its Bakken/Three Forks formations in North Dakota. As of June 30, 2015, the Company had in place ten long-term crude oil contracts and six long-term natural gas contracts in this area. Under the terms of these contracts, the Company has committed a substantial portion of its Bakken/Three Forks production for periods ranging from one to ten years from the date of first production. The sales prices under these contracts are based on posted market rates. Historically, the Company has been able to meet its delivery commitments.

        On December 20, 2013, the Company entered into a carry and earning agreement, as amended (the Agreement) with an independent third party (Seller) associated with the acquisition of certain properties believed to be prospective for the Tuscaloosa Marine Shale (TMS), primarily in Wilkinson County, Mississippi and in West Feliciana and East Feliciana Parishes, Louisiana. The Agreement required the Company to fund up to $189.4 million (the Carry Amount) in exchange for approximately 117,870 net acres. The Company paid $62.5 million of the Carry Amount at closing on February 28, 2014 and the remaining $126.9 million during the three months ended June 30, 2014, reflected as "Advance on carried interest" in the accompanying unaudited condensed consolidating statements of cash flows. The Carry Amount is to be used by the Seller to fund wells prospective for the TMS to be drilled by the Seller (the Carry Wells) on the Seller's retained acreage. As part of the transaction, the Company will also receive a 5% working interest in the Carry Wells. As of December 31, 2014, approximately $71.9 million of the Carry Amount remained in escrow to be spent by the Seller and as of June 30, 2015, the Carry Amount was fully expended.

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

        On June 1, 2015, HK TMS and Apollo entered into an amendment to the original agreement (the HK TMS Amendment) which, among other things, i) commits HK TMS to drill a minimum of 6.5 net wells in each of the five consecutive twelve month periods beginning December 31, 2015 and ii) allows for the redemption of preferred shares at the Redemption Price between March 1, 2016 and June 30, 2016 at the election of Apollo to the extent there is available cash above the minimum cash balance, which is discussed further below. For any commitment period in which HK TMS does not meet its drilling obligation, HK TMS must use available cash, above the minimum cash balance, to redeem preferred shares at the Redemption Price.

        The preferred shares have been classified as "Redeemable noncontrolling interest" and included in "Mezzanine equity" between total liabilities and stockholders' equity on the unaudited condensed consolidated balance sheets pursuant to ASC 480-10-S99-3A. The preferred shares, while not currently redeemable, are considered probable of becoming redeemable and therefore will be subsequently remeasured each reporting period by accreting the initial value to the estimated required redemption value through March 1, 2016. The accretion is presented as a deemed dividend and recorded in "Redeemable noncontrolling interest" on the unaudited condensed consolidated balance sheet and within "Preferred dividends and accretion on redeemable noncontrolling interest" on the unaudited condensed consolidated statements of operations. In accordance with ASC 480-10-S99-3A, an adjustment to the carrying amount presented in "Mezzanine equity" will be recognized as charges against retained earnings

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MEZZANINE EQUITY (Continued)

and will reduce income available to common shareholders in the calculation of earnings per share. Adjustments to the carrying amount may not be necessary if the application of ASC No. 810, Consolidation (ASC 810) results in a noncontrolling interest balance in excess of what is required pursuant to ASC 480-10-S99-3A.

        Under certain circumstances, Apollo could have acquired up to an additional 250,000 preferred shares of HK TMS on the same terms, with HK TMS receiving up to an additional $250 million in cash proceeds (Tranche Rights). The Tranche Rights were recognized separately as a liability instrument within "Other noncurrent liabilities" in the unaudited condensed consolidated balance sheets, as of December 31, 2014, in accordance with ASC 480 as the shares underlying the Tranche Rights were redeemable equity instruments. The Tranche Rights were subsequently remeasured at fair value each reporting period in accordance with ASC 480, with fair value changes recorded in "Interest expense and other, net" on the unaudited condensed consolidated statements of operations. In March 2015, Apollo delivered a withdrawal notice to HK TMS indicating their election not to participate in the Tranche Rights (the Withdrawal Notice). As such, the fair value of the liability associated with the Tranche Rights was expensed during the three months ended March 31, 2015. Upon issuance of the Withdrawal Notice, HK TMS incurs a fee escalating from $2.50 per share to $20.00 per share for the next eight full fiscal quarters for any preferred shares then outstanding, beginning in the three months ended June 30, 2015 (the Withdrawal Exit Fee). The Withdrawal Exit Fee is payable upon redemption of the preferred shares. For the three months ended June 30, 2015, HK TMS incurred Withdrawal Exit Fees of $0.4 million, which were recorded at fair value within "Other noncurrent liabilities" on the unaudited condensed consolidated balance sheets.

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

        As part of the transaction, there are certain restrictions on the transfer of assets, including cash, to the Company from HK TMS. HK TMS is required to maintain a minimum cash balance equal to two quarterly dividend payments, of approximately $3.0 million each, plus $10.0 million, which is presented on the unaudited condensed consolidated balance sheets in "Restricted cash." Additionally, the quarterly 8% dividends paid to holders of the HK TMS preferred shares have priority over other cash distributions. No dividends shall be paid to the Company from HK TMS prior to December 31, 2016. HK TMS is restricted from transferring more than 20% of its maximum net acres and from transferring any assets exceeding 20% of HK TMS's proved reserves at any one time without approval from the Company and Apollo. Finally, proceeds from any such transfers of acres or other assets must be used for HK TMS's capital or operating expenditures, or to redeem preferred shares.

        For purposes of estimating the fair values of the original and amended transaction components, an income approach was used that estimated fair value based on the anticipated cash flows associated with the Company's proved reserves, discounted using a weighted average cost of capital rate. The estimation of the fair value of these components includes the use of unobservable inputs, such as estimates of proved reserves, the weighted average cost of capital (discount rate), estimated future

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MEZZANINE EQUITY (Continued)

revenues, and estimated future capital and operating costs. The use of these unobservable inputs results in the fair value estimates being classified as Level 3. Although the Company believes the assumptions and estimates used in the fair value calculation of the original and amended transaction components are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating the fair value of the original and amended transaction components are inherently uncertain and require management judgment.

        The following table sets forth a reconciliation of the changes in fair value of the Tranche Rights and embedded derivative classified as Level 3 in the fair value hierarchy (in thousands):

	Tranche rights	Embedded derivative
Balances at December 31, 2014	$(2,634)	$5,963
Change in fair value	2,634	418

Balances at June 30, 2015	$—	$6,381

        The Company recorded the following activity related to the preferred shares recorded in "Mezzanine equity" for the six months ended June 30, 2015 (in thousands, except share amounts):

	Redeemable noncontrolling interest
	Shares	Amount
Balances at December 31, 2014	153,025	$117,166
Dividends paid in-kind	6,131	6,131
Accretion of redeemable noncontrolling interest	—	12,942
Deemed dividend for change in fair value due to the HK TMS Amendment	—	645

Balances at June 30, 2015	159,156	$136,884

        For the six months ended June 30, 2015, HK TMS issued 6,131 additional preferred shares to Apollo for dividends paid-in-kind. These dividends are presented within "Preferred dividends and accretion on redeemable noncontrolling interest" on the unaudited condensed consolidated statements of operations. Upon the election of in-kind dividends, HK TMS must pay a fee of $5.00 per preferred share then outstanding (PIK Exit Fee). Such fees will be due upon redemption of the preferred shares. For the six months ended June 30, 2015, HK TMS incurred PIK Exit Fees totaling $1.5 million, which were recorded at fair value within "Other noncurrent liabilities" on the unaudited condensed consolidated balance sheets.

10. STOCKHOLDERS' EQUITY

5.75% Series A Convertible Perpetual Preferred Stock

        On June 18, 2013, the Company completed its offering of 345,000 shares of its 5.75% Series A Convertible Perpetual Preferred Stock (the Series A Preferred Stock) at a public offering price of $1,000 per share (the Liquidation Preference). The net proceeds to the Company were approximately $335.2 million, after deducting the underwriting discount and offering expenses. The Company used the net proceeds to repay a portion of the then outstanding borrowings under its Senior Credit Agreement.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

        Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends at the rate of 5.75% per annum (the Dividend Rate) on the Liquidation Preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, in common stock of the Company, or a combination thereof, and are payable on March 1, June 1, September 1 and December 1 of each year. During the six months ended June 30, 2015, the Company incurred cumulative, declared dividends of $9.8 million by issuing approximately 6.8 million shares of common stock. As of June 30, 2015, cumulative, undeclared dividends on the Series A Preferred Stock amounted to approximately $1.6 million.

        The Series A Preferred Stock has no maturity date, is not redeemable by the Company at any time, and will remain outstanding unless converted by the holders or mandatorily converted by the Company. Each share of Series A Preferred Stock is convertible, at the holder's option at any time, into approximately 162.4431 shares of common stock of the Company (which is equivalent to a conversion price of approximately $6.16 per share), subject to specified adjustments as set forth in the Series A Designation. Based on the initial conversion rate and preferred shares outstanding, approximately 56.0 million shares of common stock of the Company would be issuable upon conversion of all the shares of Series A Preferred Stock. On or after June 6, 2018, the Company may, at its option, give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of common stock of the Company at the conversion rate (as defined in the Series A Designation), if the closing sale price of the Company's common stock equals or exceeds 150% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. As of June 30, 2015, 4,040 shares of Series A Preferred Stock have been converted into 656,269 shares of common stock.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

Common Stock

        During the second quarter of 2015, the Company entered into several exchange agreements with existing holders of the Company's senior unsecured notes in which the holders agreed to exchange an aggregate $258.0 million principal amount of their senior notes for approximately 144.8 million shares of the Company's common stock. The Company recorded the issuance of common shares at fair value on the various dates the debt for equity exchanges occurred.

        On March 18, 2015, the Company entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with BMO Capital Markets Corp., Jefferies LLC and MLV & Co. LLC (collectively, the Managers). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $150 million (the Shares). Sales of the Shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange at market prices, or as otherwise agreed by the Company and the Managers. For the six months ended June 30, 2015, the Company sold approximately 9.4 million shares for net proceeds of approximately $15.1 million, after deducting offering expenses. The shares sold have been registered under the Securities Act pursuant to a Registration Statement on Form S-3 (No. 333-188640), which was filed with the SEC and became effective March 13, 2015. The Company plans to use any net proceeds from the offering to repay a portion of outstanding borrowings under its Senior Credit Agreement and for general corporate purposes.

        On May 22, 2014, with stockholder approval, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to increase its authorized common stock by approximately 670.0 million shares for a total of 1.34 billion authorized shares of common stock.

Warrants

        In February 2012, in conjunction with the issuance of the Convertible Notes, the Company issued warrants to purchase 36.7 million shares of the Company's common stock at an exercise price of $4.50 per share of common stock, which the Company refers to as the February 2012 Warrants. The Company allocated $43.6 million to the February 2012 Warrants which is reflected in additional paid-in capital in stockholders' equity, net of $0.6 million in issuance costs. The February 2012 Warrants entitled the holders to exercise the warrants in whole or in part at any time prior to the expiration date of February 8, 2017.

        On March 9, 2015, in conjunction with the HALRES Note Amendment, the Company entered into an amendment to the February 2012 Warrants, the Warrant Amendment, which extends the term of the February 2012 Warrants from February 8, 2017 to February 8, 2020 and adjusts the exercise price of the February 2012 Warrants to $2.44 per share. The Amendments were approved by the Company's stockholders on May 6, 2015, in accordance with the rules of the New York Stock Exchange. The Company expensed approximately $14.1 million for the change in the fair value of the February 2012 Warrants immediately before and after the Warrant Amendment in "Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants" on the unaudited condensed consolidated statements of operations. See Note 4, "Long-term debt," for further discussion of the Amendments.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

Incentive Plan

        On May 8, 2006, the Company's stockholders first approved the 2006 Long-Term Incentive Plan (the Plan). On May 6, 2015, shareholders last approved an increase in authorized shares under the Plan from 41.5 million to 81.5 million. As of June 30, 2015 and December 31, 2014, a maximum of 42.4 million and 5.1 million shares of common stock, respectively, remained reserved for issuance under the Plan.

        The Company accounts for share-based payment accruals under authoritative guidance on stock compensation, as set forth in ASC 718. The guidance requires all share-based payments to employees and directors, including grants of performance units, stock options, and restricted stock, to be recognized in the financial statements based on their fair values.

        For the three and six months ended June 30, 2015, the Company recognized $3.4 million and $8.2 million, respectively, of share-based compensation expense. For the three and six months ended June 30, 2014, the Company recognized $4.9 million and $9.2 million, respectively, of share-based compensation expense. These were recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

Performance Share Units

        During the three months ended March 31, 2014, the Company granted performance share units (PSU) under the Plan covering 1.6 million shares of common stock to senior management of the Company. The PSU provides that the number of shares of common stock received upon vesting will vary if the market price of the Company's common stock exceeds certain pre-established target thresholds as measured by the average of the adjusted closing price of a share of the Company's common stock during the sixty trading days preceding the third anniversary of issuance, or the measurement date. The PSU utilizes $4.00 as the floor price, below which the PSU will not vest and will expire. If the average market price at the measurement date is equal to $4.00, the PSU will vest and represent the right to receive 50% of the number of shares of common stock underlying the PSU. At $7.00, the PSU will vest and represent the right to receive the full number of shares of common stock underlying the PSU; and at $10.00, the PSU will vest and represent the right to receive 200% of the number of shares of common stock underlying the PSU. All stock price targets are subject to customary adjustments based upon changes in the Company's capital structure. In the event the average market price falls between targeted price thresholds, the PSU will represent the right to receive a proportionate number of shares, e.g., 75% of the number of shares of common stock underlying the PSU if the average market price at such time is $5.50, 150% of the number of shares of common stock underlying the PSU if the average market price at such time is $8.50, and so forth. The Company has reserved for issuance under the Plan the maximum number of shares that participants might have the right to receive upon vesting of the PSU, or 3.2 million shares of common stock. At June 30, 2015, the Company had $2.7 million of unrecognized compensation expense related to non-vested PSU to be recognized over a weighted-average period of 1.7 years.

Stock Options

        During the six months ended June 30, 2015, the Company granted stock options under the Plan covering 3.6 million shares of common stock to employees of the Company. These stock options have exercise prices ranging from $1.57 to $1.97 with a weighted average exercise price of $1.92. These awards typically vest over a three year period at a rate of one-third on the annual anniversary date of

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

the grant and expire ten years from the grant date. At June 30, 2015, the Company had $9.0 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.3 years.

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

Restricted Stock

        During the six months ended June 30, 2015, the Company granted 2.4 million shares of restricted stock under the Plan to directors and employees of the Company. These restricted shares were granted at prices ranging from $1.22 to $1.97 with a weighted average price of $1.74. Employee shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six-months from the date of grant. At June 30, 2015, the Company had $13.4 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.3 years.

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

11. INCOME TAXES

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

        In assessing the need for a valuation allowance on the Company's deferred tax assets, the Company considers possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. A significant item of objective negative evidence considered was the cumulative book loss over the three-year period ended December 31, 2014 driven primarily by the full cost ceiling impairments over that period, which limits the ability to consider other subjective evidence such as the Company's anticipated future growth. Based upon the evaluation of the available evidence the Company continued to record a valuation allowance against its net deferred tax assets as of June 30, 2015.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The Company recorded an income tax provision of $0.2 million on a pre-tax loss of $1.7 billion for the six months ended June 30, 2015 due to the current state tax provision of $0.3 million, an increase to the refund related to the IRS audit of the 2010-2012 GeoResources returns and the valuation allowance. For the six months ended June 30, 2014, the Company recorded no income tax expense or benefit on a pre-tax loss of $140.4 million due to the valuation allowance. The effective tax rate was 0.0% for the six months ended June 30, 2015 and 2014.

        During the first quarter of 2014, the Internal Revenue Service commenced an audit of GeoResources' tax returns for the tax years ending December 31, 2010 through August 1, 2012. The audit closed during April 2015 resulting in a favorable adjustment to the Company.

12. EARNINGS PER COMMON SHARE

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Net income (loss) available to common stockholders	$(1,104,581)	$(73,333)	$(1,705,774)	$(151,256)

Weighted average basic number of common shares outstanding	545,313	414,722	482,843	414,125

Basic net income (loss) per share of common stock	$(2.03)	$(0.18)	$(3.53)	$(0.37)

Diluted:
Net income (loss) available to common stockholders	$(1,104,581)	$(73,333)	$(1,705,774)	$(151,256)

Weighted average basic number of common shares outstanding	545,313	414,722	482,843	414,125
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of February 2012 Warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted shares	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of performance units	—	—	—	—
Conversion of Convertible Notes	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Conversion of Series A preferred stock	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive

Weighted average diluted number of common shares outstanding	545,313	414,722	482,843	414,125

Diluted net income (loss) per share of common stock	$(2.03)	$(0.18)	$(3.53)	$(0.37)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EARNINGS PER COMMON SHARE (Continued)

        Common stock equivalents, including stock options, warrants, restricted shares, convertible debt, and preferred stock, totaling 241.3 million and 240.9 million shares for the three and six months ended June 30, 2015, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses. Common stock equivalents, including stock options, warrants, restricted shares, convertible debt, and preferred stock, totaling 179.9 million and 176.8 million shares for the three and six months ended June 30, 2014, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

13. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$93,372	$104,370
Joint interest accounts	88,138	140,352
Accrued settlements on derivate contracts	26,781	25,929
Affiliated partnership	221	661
Other	6,005	5,247

	$214,517	$276,559

Prepaids and other:
Prepaids	$7,991	$6,030
Income tax receivable	—	2,991
Other	51	58

	$8,042	$9,079

Accounts payable and accrued liabilities:
Trade payables	$41,383	$60,512
Accrued oil and natural gas capital costs	110,101	308,604
Revenues and royalties payable	80,095	100,498
Accrued interest expense	82,504	82,942
Accrued employee compensation	6,846	3,171
Accrued lease operating expenses	26,383	29,681
Drilling advances from partners	17,138	21,220
Affiliated partnership	213	762
Other	735	360

	$365,398	$607,750

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's Secured Notes are secured by second-priority liens on substantially all of the Company's and its guarantors' assets to the extent such assets secure the Company's Senior Credit Agreement. The Collateral does not include any of the assets of HK TMS, or any of the Company's future unrestricted subsidiaries. The Company's senior notes, other than the Secured Notes, are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company's existing 100% owned subsidiaries, other than HK TMS. See Note 4, "Long-term Debt," for information regarding the Company's Secured Notes, Senior Credit Agreement and senior notes. On June 16, 2014, the Company contributed undeveloped acreage in Mississippi and Louisiana that management believes is prospective for the TMS into HK TMS. See Note 9, "Mezzanine Equity," for a discussion of the restrictions on the transfer of assets between the Company and HK TMS.

        The following condensed consolidating balance sheets, condensed consolidating statements of operations, and condensed consolidating statements of cash flows for the parent company, subsidiary guarantors on a combined basis, the non-guarantor subsidiary, the consolidating adjustments and the total consolidated amounts are presented as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014. Investments in the subsidiaries are accounted for under the equity method. Such condensed consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had these subsidiaries operated as independent entities.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$153,792	$4,318	$—	$158,110
Natural gas	—	5,578	—	—	5,578
Natural gas liquids	—	3,889	—	—	3,889

Total oil, natural gas and natural gas liquids sales	—	163,259	4,318	—	167,577
Other	—	447	—	—	447

Total operating revenues	—	163,706	4,318	—	168,024

Operating expenses:
Production:
Lease operating	—	24,595	638	—	25,233
Workover and other	—	3,731	—	—	3,731
Taxes other than income	—	12,614	289	—	12,903
Gathering and other	—	7,746	—	—	7,746
Restructuring	—	309	—	—	309
General and administrative	15,097	7,519	723	(677)	22,662
Depletion, depreciation and accretion	568	97,572	4,386	(1,332)	101,194
Full cost ceiling impairment	—	911,496	35,805	1,332	948,633

Total operating expenses	15,665	1,065,582	41,841	(677)	1,122,411

Income (loss) from operations	(15,665)	(901,876)	(37,523)	677	(954,387)
Other income (expenses):
Net gain (loss) on derivative contracts	—	(87,564)	—	—	(87,564)
Interest expense and other, net	(85,042)	24,734	(614)	—	(60,922)
Gain (loss) on extinguishment of debt	22,766	—	—	—	22,766
Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants	(8,219)	—	—	—	(8,219)

Total other income (expenses)	(70,495)	(62,830)	(614)	—	(133,939)

Income (loss) before income taxes	(86,160)	(964,706)	(38,137)	677	(1,088,326)
Income tax benefit (provision)	—	(285)	—	(1)	(286)
Equity in earnings of subsidiary, net of tax	(1,013,519)	(48,528)	—	1,062,047	—

Net income (loss)	(1,099,679)	(1,013,519)	(38,137)	1,062,723	(1,088,612)
Series A preferred dividends	(4,902)	—	—	—	(4,902)
Preferred dividends and accretion on redeemable noncontrolling interest	—	—	(11,067)	—	(11,067)

Net income (loss) available to common stockholders	$(1,104,581)	$(1,013,519)	$(49,204)	$1,062,723	$(1,104,581)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Three Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$302,520	$1,692	$—	$304,212
Natural gas	—	10,308	—	—	10,308
Natural gas liquids	—	9,364	—	—	9,364

Total oil, natural gas and natural gas liquids sales	—	322,192	1,692	—	323,884
Other	—	6,792	—	(3,532)	3,260

Total operating revenues	—	328,984	1,692	(3,532)	327,144

Operating expenses:
Production:
Lease operating	—	30,842	126	—	30,968
Workover and other	—	3,988	—	—	3,988
Taxes other than income	76	30,131	103	—	30,310
Gathering and other	—	5,898	—	—	5,898
General and administrative	16,534	11,071	2,276	(2,138)	27,743
Depletion, depreciation and accretion	605	131,736	722	407	133,470
Other operating property and equipment impairment	—	3,477	—	—	3,477

Total operating expenses	17,215	217,143	3,227	(1,731)	235,854

Income (loss) from operations	(17,215)	111,841	(1,535)	(1,801)	91,290
Other income (expenses):
Net gain (loss) on derivative contracts	—	(121,042)	—	—	(121,042)
Interest expense and other, net	(79,497)	41,765	7	—	(37,725)

Total other income (expenses)	(79,497)	(79,277)	7	—	(158,767)

Income (loss) before income taxes	(96,712)	32,564	(1,528)	(1,801)	(67,477)
Income tax benefit (provision)	—	(128)	(562)	690	—
Equity in earnings of subsidiary, net of tax	28,339	(4,097)	—	(24,242)	—

Net income (loss)	(68,373)	28,339	(2,090)	(25,353)	(67,477)
Series A preferred dividends	(4,960)	—	—	—	(4,960)
Preferred dividends and accretion on redeemable noncontrolling interest	—	—	(896)	—	(896)

Net income (loss) available to common stockholders	$(73,333)	$28,339	$(2,986)	$(25,353)	$(73,333)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$272,997	$9,526	$—	$282,523
Natural gas	—	12,537	—	—	12,537
Natural gas liquids	—	7,957	—	—	7,957

Total oil, natural gas and natural gas liquids sales	—	293,491	9,526	—	303,017
Other	—	1,201	—	—	1,201

Total operating revenues	—	294,692	9,526	—	304,218

Operating expenses:
Production:
Lease operating	—	57,930	1,088	—	59,018
Workover and other	—	6,841	4	—	6,845
Taxes other than income	—	24,596	548	—	25,144
Gathering and other	—	21,492	—	—	21,492
Restructuring	—	2,230	—	—	2,230
General and administrative	30,352	16,637	1,435	(1,353)	47,071
Depletion, depreciation and accretion	1,192	212,198	9,770	(2,822)	220,338
Full cost ceiling impairment	—	1,451,630	48,184	2,822	1,502,636

Total operating expenses	31,544	1,793,554	61,029	(1,353)	1,884,774

Income (loss) from operations	(31,544)	(1,498,862)	(51,503)	1,353	(1,580,556)
Other income (expenses):
Net gain (loss) on derivative contracts	—	12,184	—	—	12,184
Interest expense and other, net	(168,760)	49,566	(3,034)	(1)	(122,229)
Gain (loss) on extinguishment of debt	22,766	—	—	—	22,766
Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants	(8,219)	—	—	—	(8,219)

Total other income (expenses)	(154,213)	61,750	(3,034)	(1)	(95,498)

Income (loss) before income taxes	(185,757)	(1,437,112)	(54,537)	1,352	(1,676,054)
Income tax benefit (provision)	—	(6,121)	—	5,922	(199)
Equity in earnings of subsidiary, net of tax	(1,510,214)	(66,981)	—	1,577,195	—

Net income (loss)	(1,695,971)	(1,510,214)	(54,537)	1,584,469	(1,676,253)
Series A preferred dividends	(9,803)	—	—	—	(9,803)
Preferred dividends and accretion on redeemable noncontrolling interest	—	—	(19,718)	—	(19,718)

Net income (loss) available to common stockholders	$(1,705,774)	$(1,510,214)	$(74,255)	$1,584,469	$(1,705,774)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$558,549	$1,692	$—	$560,241
Natural gas	—	19,717	—	—	19,717
Natural gas liquids	—	18,123	—	—	18,123

Total oil, natural gas and natural gas liquids sales	—	596,389	1,692	—	598,081
Other	—	7,744	—	(3,532)	4,212

Total operating revenues	—	604,133	1,692	(3,532)	602,293

Operating expenses:
Production:
Lease operating	—	67,480	126	—	67,606
Workover and other	—	6,777	—	—	6,777
Taxes other than income	152	54,215	103	—	54,470
Gathering and other	—	10,659	—	—	10,659
Restructuring	—	987	—	—	987
General and administrative	37,259	23,144	2,276	(2,138)	60,541
Depletion, depreciation and accretion	1,353	250,896	722	407	253,378
Full cost ceiling impairment	—	61,165	—	—	61,165
Other operating property and equipment impairment	—	3,789	—	—	3,789

Total operating expenses	38,764	479,112	3,227	(1,731)	519,372

Income (loss) from operations	(38,764)	125,021	(1,535)	(1,801)	82,921
Other income (expenses):
Net gain (loss) on derivative contracts	—	(154,698)	—	—	(154,698)
Interest expense and other, net	(158,095)	89,424	7	—	(68,664)

Total other income (expenses)	(158,095)	(65,274)	7	—	(223,362)

Income (loss) before income taxes	(196,859)	59,747	(1,528)	(1,801)	(140,441)
Income tax benefit (provision)	—	(128)	(562)	690	—
Equity in earnings of subsidiary, net of tax	55,522	(4,097)	—	(51,425)	—

Net income (loss)	(141,337)	55,522	(2,090)	(52,536)	(140,441)
Series A preferred dividends	(9,919)	—	—	—	(9,919)
Preferred dividends and accretion on redeemable noncontrolling interest	—	—	(896)	—	(896)

Net income (loss) available to common stockholders	$(151,256)	$55,522	$(2,986)	$(52,536)	$(151,256)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash	$—	$39	$9,934	$—	$9,973
Accounts receivable	—	204,321	10,246	(50)	214,517
Receivables from derivative contracts	—	235,869	—	—	235,869
Restricted cash	—	—	16,483	—	16,483
Inventory	—	3,754	94	—	3,848
Prepaids and other	941	6,642	459	—	8,042

Total current assets	941	450,625	37,216	(50)	488,732

Oil and natural gas properties (full cost method):
Evaluated	—	6,415,220	263,292	(4,350)	6,674,162
Unevaluated	—	1,565,973	235,162	—	1,801,135

Gross oil and natural gas properties	—	7,981,193	498,454	(4,350)	8,475,297
Less—accumulated depletion	—	(4,457,633)	(217,699)	4,350	(4,670,982)

Net oil and natural gas properties	—	3,523,560	280,755	—	3,804,315

Other operating property and equipment:
Gas gathering and other operating assets	12,400	115,110	175	—	127,685
Less—accumulated depreciation	(7,715)	(10,783)	(33)	—	(18,531)

Net other operating property and equipmentNet other operating property and equipment	4,685	104,327	142	—	109,154

Other noncurrent assets:
Receivables from derivative contracts	—	77,605	—	—	77,605
Debt issuance costs, net	63,222	—	—	—	63,222
Deferred income taxes	1,794	91,232	—	—	93,026
Intercompany notes and accounts receivable	4,897,210	263,712	—	(5,160,922)	—
Investment in subsidiary	(706,428)	206,131	—	500,297	—
Equity in oil and natural gas partnership	—	4,076	—	—	4,076
Funds in escrow and other	515	1,403	—	2	1,920

Total assets	$4,261,939	$4,722,671	$318,113	$(4,660,673)	$4,642,050

Current liabilities:
Accounts payable and accrued liabilities	$—	$397,614	$8,209	$(40,425)	$365,398
Asset retirement obligations	—	143	—	—	143
Current portion of deferred income taxes	1,794	91,232	—	—	93,026

Total current liabilities	1,794	488,989	8,209	(40,425)	458,567

Long-term debt	3,650,625	—	—	—	3,650,625
Other noncurrent liabilities:
Liabilities from derivative contracts	—	2,720	—	—	2,720
Asset retirement obligations	—	40,081	885	—	40,966
Intercompany notes and accounts payable	263,712	4,897,210	—	(5,160,922)	—
Other	—	99	6,381	—	6,480
Commitments and contingencies
Mezzanine equity:
Redeemable noncontrolling interest	—	—	136,884	—	136,884
Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	59	—	—	—	59
Additional paid-in capital	3,274,798	—	402,261	(402,261)	3,274,798
Retained earnings (accumulated deficit)	(2,929,049)	(706,428)	(236,507)	942,935	(2,929,049)

Total stockholders' equity	345,808	(706,428)	165,754	540,674	345,808

Total liabilities and stockholders' equity	$4,261,939	$4,722,671	$318,113	$(4,660,673)	$4,642,050

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(187,977)	$400,988	$4,519	$—	$217,530
Cash flows from investing activities:
Oil and natural gas capital expenditures	—	(369,816)	(37,935)	—	(407,751)
Proceeds received from sale of oil and natural gas assets	—	1,111	—	—	1,111
Advance on carried interest	—	—	—	—	—
Other operating property and equipment capital expenditures	(457)	(7,024)	3	—	(7,478)
Advances to subsidiary	27,136	—	—	(27,136)	—
Funds held in escrow and other	—	1,901	—	—	1,901

Net cash provided by (used in) investing activities	26,679	(373,828)	(37,932)	(27,136)	(412,217)

Cash flows from financing activities:
Proceeds from borrowings	1,296,000	—	—	—	1,296,000
Repayments of borrowings	(1,129,000)	—	—	—	(1,129,000)
Debt issuance costs	(18,612)	—	—	—	(18,612)
Common stock issued	15,354	—	—	—	15,354
Restricted cash	—	—	(352)	—	(352)
Proceeds from subsidiary	—	(27,136)	—	27,136	—
Offering costs and other	(2,444)	—	1	—	(2,443)

Net cash provided by (used in) financing activities	161,298	(27,136)	(351)	27,136	160,947

Net increase (decrease) in cash	—	24	(33,764)	—	(33,740)
Cash at beginning of period	—	15	43,698	—	43,713

Cash at end of period	$—	$39	$9,934	$—	$9,973

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(185,017)	$592,504	$4,849	$(1,394)	$410,942
Cash flows from investing activities:
Oil and natural gas capital expenditures	—	(841,905)	(13,227)	1,394	(853,738)
Proceeds received from sale of oil and natural gas assets	—	431,635	33,817	—	465,452
Advance on carried interest	—	(62,500)	(126,942)	—	(189,442)
Other operating property and equipment capital expenditures	(1,277)	(28,248)	—	—	(29,525)
Advances to subsidiary	(69,223)	(162,878)	—	232,101	—
Funds held in escrow and other	—	(307)	—	—	(307)

Net cash provided by (used in) investing activities	(70,500)	(664,203)	(106,352)	233,495	(607,560)

Cash flows from financing activities:
Proceeds from borrowings	1,286,000	—	—	—	1,286,000
Repayments of borrowings	(1,027,000)	—	—	—	(1,027,000)
Debt issuance costs	(77)	—	—	—	(77)
HK TMS, LLC preferred stock issued	—	—	110,051	—	110,051
HK TMS, LLC tranche rights	—	—	4,516	—	4,516
Preferred dividends on redeemable noncontrolling interest	—	—	(493)	—	(493)
Restricted cash	—	—	(16,000)	—	(16,000)
Proceeds from subsidiary	—	69,223	162,878	(232,101)	—
Offering costs and other	(3,407)	—	1,466		(1,941)

Net cash provided by (used in) financing activities	255,516	69,223	262,418	(232,101)	355,056

Net increase (decrease) in cash	(1)	(2,476)	160,915	—	158,438
Cash at beginning of period	1	2,833	—	—	2,834

Cash at end of period	$—	$357	$160,915	$—	$161,272

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the three and six months ended June 30, 2015 and 2014 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

        Our oil and natural gas assets consist of developed and undeveloped acreage positions in unconventional liquids-rich basins/fields. We have acquired acreage and may acquire additional acreage in the Bakken/Three Forks formations in North Dakota and the Eagle Ford formation in East Texas, as well as other areas.

        Our average daily oil and natural gas production increased 7% in the first six months of 2015 compared to the same period in the prior year. During the first six months of 2015, production averaged 42,182 barrels of oil equivalent (Boe) per day (Boe/d) compared to average daily production of 39,354 Boe/d during the first six months of 2014. The increase in production compared to the prior year period was driven primarily by operated drilling results and increased production volumes associated with the development of properties in the Bakken/Three Forks and the Eagle Ford formation in East Texas (which we refer to as "El Halcón"). These areas collectively accounted for an increase of approximately 5,100 Boe/d. This increase was partially offset by production decreases from our divestiture of non-core properties during 2014. During the first six months of 2015, we participated in the drilling of 116 gross (28.4 net) wells, all of which were completed and capable of production. During the three months ended June 30, 2015, production averaged 41,297 Boe/d and we spent $143.1 million on oil and natural gas capital expenditures, of which $115.6 million related to drilling and completion costs.

        Oil and natural gas prices are inherently volatile and have decreased considerably over the latter half of 2014 and early 2015 in response to which we have significantly curtailed our capital spending, reduced operating costs, and have incurred substantial asset impairments, primarily as a result of the full cost ceiling test calculation. Sustained lower commodity prices will continue to have a material impact upon our full cost ceiling test calculation. The ceiling calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. If commodity prices remain at decreased levels, the average prices used in the ceiling calculation will decline and will cause additional write downs of our oil and natural gas properties. Continued write downs of oil and natural gas properties may occur until such time as commodity prices have recovered, and remained at recovered levels, so as to meaningfully increase the 12-month average price used in the ceiling calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Recent Developments

HK TMS, LLC Agreement Amendment

        On June 1, 2015, our subsidiary, HK TMS, LLC (HK TMS), and funds and accounts managed by affiliates of Apollo Global Management, LLC (Apollo) entered into an amendment to their original agreement (the HK TMS Amendment) which, among other things, i) commits HK TMS to drill a minimum of 6.5 net wells in each of the five consecutive twelve month periods beginning December 31, 2015 and ii) allows for the redemption of preferred shares at the greater of a 12% annual rate of return plus principal and 1.25 times Apollo's investment plus applicable fees (the Redemption Price), between March 1, 2016 and June 30, 2016 at the election of Apollo to the extent there is available cash above the minimum cash balance. For any commitment period in which HK TMS does not meet its drilling obligation, HK TMS must use available cash, above its minimum required cash balance, to redeem preferred shares at the Redemption Price.

Amendments to Convertible Note and February 2012 Warrants

        On March 9, 2015, we entered into an amendment (the HALRES Note Amendment) to our convertible note in the principal amount of $289.7 million due 2017 (the Convertible Note). The HALRES Note Amendment extends the maturity date of the Convertible Note by three years, from February 8, 2017 to February 8, 2020. The Convertible Note originally provided for prepayment without premium or penalty at any time after February 8, 2014, at which time it also became convertible into shares of the Company's common stock at a conversion price of $4.50 per share. These dates have been extended pursuant to the HALRES Note Amendment and the conversion price has been adjusted, such that at any time after March 9, 2017, we may prepay the Convertible Note without premium or penalty, and HALRES may elect to convert all or any portion of unpaid principal and interest outstanding under the Convertible Note to shares of our common stock at a conversion price of $2.44 per share, subject to adjustments for stock splits and other customary anti-dilution provisions as set forth in the Convertible Note. At the same time, we also entered into an amendment (the Warrant Amendment, and collectively with the HALRES Note Amendment, the Amendments) to our five year warrants (the February 2012 Warrants) which extends the term of the February 2012 Warrants from February 8, 2017 to February 8, 2020 and adjusts the exercise price of the February 2012 Warrants to $2.44 per share. The Amendments were approved by our stockholders on May 6, 2015, in accordance with the rules of the New York Stock Exchange.

Issuance of Senior Secured Notes due 2020

        On May 1, 2015, we completed the issuance of $700 million aggregate principal amount of 8.625% senior secured notes due 2020 (the Secured Notes) in a private offering. The Secured Notes were issued at par. The net proceeds from the sale of the Secured Notes were approximately $686.3 million (after deducting initial offering fees and expenses). We used the net proceeds from the offering to repay a majority of the then outstanding borrowings under our Senior Credit Agreement. Interest on the Secured Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2015. The Secured Notes are secured by second-priority liens on substantially all of our and our subsidiary guarantors' assets that secure our Senior Credit Agreement.

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

Long-Term Debt Exchanged for Common Stock

        During the second quarter of 2015, we entered into several exchange agreements with existing holders of our senior unsecured notes in which the holders agreed to exchange an aggregate $258.0 million principal amount of their senior notes for approximately 144.8 million shares of our common stock.

        On May 7, 2015, we entered into an exchange agreement with Union Square Park Partners, L.P., a holder of our 2022 Notes and 2021 Notes, pursuant to which it agreed to exchange approximately $5.8 million principal amount of such notes for approximately 3.5 million shares of our common stock, resulting in an effective exchange price of $1.70 per share. Of the aggregate $5.8 million principal amount of senior notes exchanged by the holder, approximately $2.0 million is principal amount of 2022 Notes and approximately $3.8 million is principal amount of 2021 Notes. The exchange closed on May 15, 2015, at which time we also paid all accrued and unpaid interest on the notes since the prior interest payment dates for each of the 2022 Notes and 2021 Notes.

        On April 24, 2015, we entered into an exchange agreement with several investment funds advised by Pioneer Investments, each of which is a holder of our 2020 Notes, 2021 Notes and 2022 Notes (the Senior Notes), pursuant to which the funds agreed to exchange an aggregate $25.0 million principal amount of the Senior Notes for approximately 14.8 million shares of our common stock, resulting in an effective exchange price of $1.69 per share. Of the aggregate $25.0 million principal amount of Senior Notes exchanged by the holders, approximately $2.8 million is principal amount of 2020 Notes, approximately $16.8 million is principal amount of 2021 Notes and approximately $5.4 million is principal amount of 2022 Notes. The exchanges closed on various dates from April 30, 2015 through May 4, 2015, at which time we also paid all accrued and unpaid interest since the prior interest payment dates for each of the Senior Notes.

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

Equity Distribution Agreement

        On March 18, 2015, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with BMO Capital Markets Corp., Jefferies LLC and MLV & Co. LLC (collectively, the Managers). Pursuant to the terms of the Equity Distribution Agreement, we may sell, from time to time through the Managers, shares of our common stock having an aggregate offering price of up to $150 million (the Shares). Sales of the Shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange at market prices, or as otherwise agreed by us and the Managers. For the six months ended June 30, 2015, we sold approximately 9.4 million shares for net proceeds of approximately $15.1 million, after deducting offering expenses.

Capital Resources and Liquidity

        Our near-term capital spending requirements are expected to be funded with cash flows from operations. In addition, we have the ability to draw on our Senior Credit Agreement, which has a current borrowing base of $900.0 million. Our borrowing base is redetermined on a semi-annual basis (with us and the lenders each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations) and adjusted based on the estimated value of our oil and natural gas reserves, the amount and cost of our other indebtedness and other relevant factors. The next redetermination is expected to occur in or around October 2015. Our ability to utilize the full amount of our borrowing capacity is influenced by a variety of factors, including redeterminations of our borrowing base and covenants under our Senior Credit Agreement and our senior debt indentures. Our Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and, until removed by the Tenth Amendment, minimum coverage of interest expenses (as defined in the Senior Credit Agreement) of not less than 2.0 to 1.0 through March 31, 2016 (pursuant to the Ninth Amendment), and not less than 2.5 to 1.0 for subsequent periods. As a result of the Tenth Amendment, the minimum coverage of interest expense covenant was removed and replaced with a covenant that requires the ratio of our total secured debt to EBITDA be no greater than 2.75 to 1.0. We are also subject to additional covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. Additionally, the indentures governing our senior debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test, the fixed charge coverage ratio test, applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be at least 2.0 to 1.0. The second test allows us to incur additional indebtedness, beyond the limitations of the fixed charge coverage ratio test, as long as this additional debt is incurred under Credit Facilities (as defined in our indentures) and, in the case of certain secured indebtedness, the amount thereof is not more than, subject to certain exceptions, the greater of (i) $950 million, (ii) the borrowing base in effect under our Senior Credit Agreement, and (iii) 30% of our adjusted consolidated net tangible assets, or ACNTA, and, in the case of unsecured indebtedness, the amount thereof is not more than the greater of the fixed sum of $750 million or 30% of our ACNTA. ACNTA is defined in all of our indentures and is determined primarily by the value of discounted future net revenues from proved oil and natural gas reserves plus the capitalized cost attributable to our unevaluated properties. At June 30, 2015, under the effective borrowing base of $900.0 million, we had $24.0 million of indebtedness outstanding under our Senior Credit Agreement, $1.0 million of letters of credit outstanding and approximately $875.0 million of borrowing capacity available under our Senior Credit Agreement.

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

Cash Flow

        Our primary sources of cash for the six months ended June 30, 2015 and 2014 were from operating and financing activities. In the first six months of 2015, cash generated by operating and financing activities was used to fund our drilling program. See "Results of Operations" for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash is summarized as follows:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows provided by (used in) operating activities	$217,530	$410,942
Cash flows provided by (used in) investing activities	(412,217)	(607,560)
Cash flows provided by (used in) financing activities	160,947	355,056

Net increase (decrease) in cash	$(33,740)	$158,438

        Operating Activities.    Net cash provided by operating activities for the six months ended June 30, 2015 and 2014, was $217.5 million and $410.9 million, respectively. Key drivers of net operating cash flows are commodity prices, production volumes, operating costs and realized settlements on our derivative contracts.

        The $217.5 million of operating cash flows for the six months ended June 30, 2015 primarily reflect the impact of realized settlements on our derivative contracts, which have largely offset the decrease in revenues due to lower commodity prices, as compared to the prior year period. Cash operating expenses also decreased over the prior year period.

        The $410.9 million of operating cash flows for the six months ended June 30, 2014 primarily reflect the impact of increased production from our developmental drilling activities which drove a significant increase in revenues and outpaced related operating expenses. Revenues were substantially driven by the increase in production volumes from our Bakken and El Halcón areas, and, to a lesser extent, higher commodity prices.

        Investing Activities.    The primary driver of cash used in investing activities is capital spending, specifically drilling and completions and, to a lesser extent, the acquisition of unevaluated leasehold acreage in our target areas. Net cash used in investing activities was approximately $412.2 million and $607.6 million for the six months ended June 30, 2015 and 2014, respectively.

        During the first six months of 2015, we spent $407.8 million on oil and natural gas capital expenditures, of which $331.5 million related to drilling and completion costs and the remainder was primarily associated with capitalized interest, leasing and seismic data. We have significantly decreased our planned capital spending for 2015, as compared to capital expenditure levels in prior years, in response to the significant decrease in crude oil prices over the latter half of 2014 and early 2015, and due to the expectation that prices may not recover in the near term. Cash paid for drilling and completion costs during the first six months of 2015 were attributable to both costs incurred before we slowed our drilling and completion program and costs related to wells spud or drilled during the period.

        During the first six months of 2014, we incurred cash expenditures of $853.7 million on oil and natural gas capital expenditures, of which $649.3 million related to drilling and completion costs and the remainder was primarily associated with leasing, acquisitions and seismic data. These expenditures were offset by $431.6 million in proceeds received from the divestitures of various non-core assets, including non-core assets in East Texas. As part of the transaction with Apollo, discussed in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, "Mezzanine Equity," we received proceeds of approximately $33.8 million from the conveyance of an overriding royalty interest to Apollo.

        On December 20, 2013, we entered into a carry and earning agreement, as amended (the Agreement) with an independent third party (Seller) associated with the acquisition of certain properties believed to be prospective for the TMS, primarily in Wilkinson County, Mississippi and in West Feliciana and East Feliciana Parishes, Louisiana. The agreement required us to fund up to $189.4 million the Carry Amount in exchange for approximately 117,870 net acres. We paid $62.5 million of the Carry Amount at closing on February 28, 2014 and the remaining $126.9 million during the three months ended June 30, 2014, reflected as "Advance on carried interest" in the accompanying unaudited condensed consolidating statements of cash flows. The Carry Amount is to be used by the Seller to fund wells prospective for the TMS to be drilled by the Seller (the Carry Wells) on the Seller's retained acreage. As part of the transaction, we will also receive a 5% working interest in the Carry Wells. As of December 31, 2014, approximately $71.9 million of the Carry Amount remained in escrow to be spent by the Seller and as of June 30, 2015, the Carry Amount was fully expended.

        During the six months ended June 30, 2014, we spent an additional $29.5 million on other operating property and equipment capital expenditures, of which $22.6 million pertained to pipelines and related infrastructure projects, and a majority of the remainder was spent on leasehold improvements.

        Financing Activities.    Net cash flows provided by financing activities were $160.9 million and $355.1 million for the six months ended June 30, 2015 and 2014, respectively. The primary drivers of cash provided by financing activities for the six months ended June 30, 2015 and 2014 were proceeds received from the issuance of our 8.625% senior secured notes and net borrowings on our Senior Credit Agreement, respectively.

        On May 1, 2015, we completed the issuance of $700.0 million aggregate principal amount of our 8.625% senior secured notes due 2020. The net proceeds to us from the offering were approximately $686.3 million after deducting commissions and offering expenses and were used to repay a majority of the then outstanding borrowings under our Senior Credit Agreement.

        During the first six months of 2015, cash flows from financing activities were modestly impacted by sales of our common stock under the Equity Distribution Agreement. For the six months ended June 30, 2015, we sold approximately 9.4 million shares for net proceeds of approximately $15.1 million.

        The primary drivers of cash provided by financing activities for the six months ended June 30, 2014 were net borrowings on our Senior Credit Agreement. In addition, on June 16, 2014, we entered into a transaction with Apollo by selling 150,000 preferred interests in HK TMS, which holds all of our acreage in Mississippi and Louisiana believed to be prospective for the Tuscaloosa Marine Shale (TMS). Apollo contributed $150 million to HK TMS and we contributed all our assets related to the TMS as well as $50 million in cash. The proceeds from Apollo were allocated to the components of the transaction, resulting in approximately $110.1 million of proceeds associated with the issuance of HK TMS preferred stock and approximately $4.5 million associated with Apollo's rights to additional preferred shares within cash flows from financing activities and the aforementioned $33.8 million investing cash flows related to the overriding royalty conveyance. The proceeds are to be used to develop the TMS.

Contractual Obligations

        We lease corporate office space in Houston, Texas; and Denver, Colorado as well as a number of other field office locations. Rent expense was approximately $4.3 million and $4.0 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2014 disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, approximating $55.4 million in the aggregate, and containing various expiration dates through 2024.

        In addition, we have commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2018. During the first quarter of 2015, we terminated a drilling rig contract early in response to the recent decline in crude oil prices, and as such, incurred an early termination fee of $6.0 million, paid over the first half of 2015. If certain requirements are not met by two separate trigger dates, the first being January 1, 2017 and the second being January 12, 2020, we may incur up to an additional $3.0 million in connection with this drilling rig contract. In addition, we have a new drilling rig commitment, that began on May 1, 2015, for which we are currently incurring a stacking fee of $17,000 per day. The contract term for this drilling rig commitment extends through the second quarter of 2018. Early termination of our other drilling rig commitments would result in termination penalties approximating $39.1 million, which would be in lieu of the remaining $58.9 million of drilling rig commitments as of June 30, 2015.

        We have entered into various long-term gathering, transportation and sales contracts in the Bakken/Three Forks formations in North Dakota. As of June 30, 2015, we had in place ten long-term crude oil contracts and six long-term natural gas contracts in this area. Under the terms of these contracts, we have committed a substantial portion of our Bakken/Three Forks production for periods ranging from one to ten years from the date of first production. The sales prices under these contracts are based on posted market rates. Historically, we have been able to meet our delivery commitments.

        On December 20, 2013, we entered into a carry and earning agreement with a Seller, associated with the acquisition of certain properties believed to be prospective for the TMS, primarily in Wilkinson County, Mississippi and in West Feliciana and East Feliciana Parishes, Louisiana. The agreement required us to fund up to $189.4 million the Carry Amount in exchange for approximately 117,870 net acres. We paid $62.5 million of the Carry Amount at closing on February 28, 2014 and the remaining $126.9 million during the three months ended June 30, 2014, reflected as "Advance on carried interest" in the accompanying unaudited condensed consolidating statements of cash flows. The Carry Amount is to be used by the Seller to fund wells prospective for the TMS to be drilled by the Seller (the Carry Wells) on the Seller's retained acreage. As part of the transaction, we will also receive a 5% working interest in the Carry Wells. As of December 31, 2014, approximately $71.9 million of the Carry Amount remained in escrow to be spent by the Seller and as of June 30, 2015, the Carry Amount was fully expended.

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

Results of Operations

Three Months Ended June 30, 2015 and 2014

        We reported a net loss of $1.1 billion and $67.5 million for the three months ended June 30, 2015 and 2014, respectively. The following table summarizes key items of comparison and their related change for the periods indicated.

	Three Months Ended June 30,
In thousands (except per unit and per Boe amounts)	2015	2014	Change
Net income (loss)	$(1,088,612)	$(67,477)	$(1,021,135)
Operating revenues:
Oil	158,110	304,212	(146,102)
Natural gas	5,578	10,308	(4,730)
Natural gas liquids	3,889	9,364	(5,475)
Other	447	3,260	(2,813)
Operating expenses:
Production:
Lease operating	25,233	30,968	(5,735)
Workover and other	3,731	3,988	(257)
Taxes other than income	12,903	30,310	(17,407)
Gathering and other	7,746	5,898	1,848
Restructuring	309	—	309
General and administrative:
General and administrative	19,224	22,829	(3,605)
Share-based compensation	3,438	4,914	(1,476)
Depletion, depreciation and accretion:
Depletion—Full cost	98,697	130,938	(32,241)
Depreciation—Other	2,059	2,063	(4)
Accretion expense	438	469	(31)
Full cost ceiling impairment	948,633	—	948,633
Other operating property and equipment impairment	—	3,477	(3,477)
Other income (expenses):
Net gain (loss) on derivative contracts	(87,564)	(121,042)	33,478
Interest expense and other, net	(60,922)	(37,725)	(23,197)
Gain (loss) on extinguishment of debt	22,766	—	22,766
Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants	(8,219)	—	(8,219)
Income tax (provision) benefit	(286)	—	(286)
Production:
Oil—MBbls	3,007	3,236	(229)
Natural Gas—Mmcf	2,509	2,002	507
Natural gas liquids—MBbls	333	258	75
Total MBoe(1)	3,758	3,827	(69)
Average daily production—Boe(1)	41,297	42,055	(758)
Average price per unit(2):
Oil price—Bbl	$52.58	$94.01	$(41.43)
Natural gas price—Mcf	2.22	5.15	(2.93)
Natural gas liquids price—Bbl	11.68	36.29	(24.61)
Total per Boe(1)	44.59	84.63	(40.04)
Average cost per Boe:
Production:
Lease operating	$6.71	$8.09	$(1.38)
Workover and other	0.99	1.04	(0.05)
Taxes other than income	3.43	7.92	(4.49)
Gathering and other	2.06	1.54	0.52
Restructuring	0.08	—	0.08
General and administrative:
General and administrative	5.12	5.97	(0.85)
Share-based compensation	0.91	1.28	(0.37)
Depletion	26.26	34.21	(7.95)

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

        For the three months ended June 30, 2015, oil, natural gas and natural gas liquids revenues decreased as compared to the same period in 2014 due to lower average realized prices. Average realized prices (excluding the effects of hedging arrangements) decreased from $84.63 per Boe to $44.59 per Boe, representing a 47% decrease from the prior year period. Oil and natural gas prices are inherently volatile and decreased significantly over the latter half of 2014 and early 2015. Sustained lower commodity prices will continue to impact our oil, natural gas and natural gas liquids revenues. Average daily production decreased slightly due to our divestiture of non-core properties during 2014. This was partially offset by increased production associated with the development of our core properties in the Bakken/Three Forks and El Halcón areas.

        Lease operating expenses decreased $5.7 million for the three months ended June 30, 2015 due to our divestiture of non-core properties in 2014 which, historically, had higher operating costs, as well as our efforts to reduce costs and become a more efficient operator. Lease operating expenses were $6.71 per Boe for the three months ended June 30, 2015, compared to $8.09 per Boe for the same period in 2014. The decrease in lease operating expenses per Boe primarily results from our efforts to reduce costs in our core operating areas.

        Taxes other than income decreased $17.4 million for the three months ended June 30, 2015 as compared to the same period in 2014 primarily due to lower oil, natural gas and natural gas liquids revenues attributable to significantly lower commodity prices. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $3.43 per Boe and $7.92 per Boe for the three months ended June 30, 2015 and 2014, respectively.

        Gathering and other expenses for the three months ended June 30, 2015 and 2014 were $7.7 million and $5.9 million, respectively. Approximately $6.4 million of expenses incurred for the three months ended June 30, 2015 relate to gathering and other fees paid on our oil and natural gas production. Also included is $1.0 million of rig stacking charges. One drilling rig, whose contract began on May 1, 2015, is currently being stacked in response to the decline in crude oil prices.

        In the first half of 2015, we had a reduction in our workforce due to the decrease in our drilling and developmental activities planned for the year. We incurred approximately $0.3 million in severance costs related to the termination of certain employees during the three month period ended June 30, 2015.

        General and administrative expense for the three months ended June 30, 2015 decreased $3.6 million to $19.2 million as compared to the same period in 2014. The decrease in general and administrative expenses results from decreases in payroll and related employee benefit costs of $2.7 million and professional fees of $1.6 million, which were partially offset by higher transaction costs. On a per unit basis, general and administrative expenses were $5.12 per Boe and $5.97 per Boe, for the three months ended June 30, 2015 and 2014, respectively.

        Share-based compensation expense for the three months ended June 30, 2015 was $3.4 million, a decrease of $1.5 million compared to the same period in 2014. The decrease results from lower fair market values for new awards granted to employees and directors subsequent to the comparable prior year period.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense decreased $32.2 million over the prior year period. On a per unit basis, depletion expense was $26.26 per Boe for the three months ended June 30, 2015 compared to $34.21 per Boe for the three months ended June 30, 2014. The decrease in depletion expense and the depletion rate per Boe is attributable to decreases in the amortizable base due to the full cost ceiling test impairments since the prior year period.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling", based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment before income taxes of $948.6 million for the three months ended June 30, 2015. The ceiling test impairment for the three months ended June 30, 2015 was driven by a 13% decrease in the first-day-of-the-month average prices for crude oil used in the ceiling test calculation since March 31, 2015, when the first-day-of-the-month average price for crude oil was $82.71 per barrel. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        We review our gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360. For the three months ended June 30, 2014, we recorded non-cash impairment charge of $3.5 million related to the disposition of midstream infrastructure assets associated with certain non-core property divestitures.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we record the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At June 30, 2015, we had a $313.5 million derivative asset, $235.9 million of which was classified as current, and we had a $2.7 million derivative liability, all of which was classified as non-current associated with these contracts. We recorded a net derivative loss of $87.6 million ($175.7 million net unrealized loss and $88.1 million net realized gain on settled contracts) for the three months ended June 30, 2015 compared to a net derivative loss of $121.0 million ($105.9 million net unrealized loss and $15.1 million net realized loss on settled contracts), in the same period in 2014.

        Interest expense and other increased $23.2 million for the three months ended June 30, 2015 from the same period in 2014. Capitalized interest for the three months ended June 30, 2015 and 2014 was $26.7 million and $42.2 million, respectively. The decrease in capitalized interest was driven by decreases in our unevaluated properties since June 30, 2014, which is the basis of our capitalized interest calculation. Interest expense subject to capitalization increased to $85.1 million in the three months ended June 30, 2015 from $79.6 million in the comparable prior year period. The increase in interest subject to capitalization is attributed to the issuance of the Senior Secured Notes on May 1, 2015.

        During the three months ended June 30, 2015, we entered into several exchange agreements with existing holders of our senior unsecured notes whereby the holders agreed to exchange an aggregate $258.0 million principal amount of their senior notes for approximately 144.8 million shares of our common stock. We recorded a net gain on the extinguishment of debt of $22.8 million on the exchanges of debt for common stock net of any write-offs associated with the respective debts' discounts and/or premiums and debt issuance costs.

        During the three months ended June 30, 2015, we entered into an amendment to our Convertible Note and to the February 2012 Warrants, in which we recorded a net gain on the extinguishment of the Convertible Notes of $5.9 million and a net loss on the modification of the February 2012 Warrants of $14.1 million.

        We recorded an income tax provision of $0.3 million for the three months ended June 30, 2015 due to the current state tax provision of $0.3 million and the valuation allowance, as discussed further in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 11, "Income Taxes," and no income tax benefit or expense for the comparable prior year period. The effective tax rate was 0.0% for the three months ended June 30, 2015 and 2014.

Six Months Ended June 30, 2015 and 2014

        We reported a net loss of $1.7 billion and $140.4 million for the six months ended June 30, 2015 and 2014, respectively. The following table summarizes key items of comparison and their related change for the periods indicated.

	Six Months Ended June 30,
In thousands (except per unit and per Boe amounts)	2015	2014	Change
Net income (loss)	$(1,676,253)	$(140,441)	$(1,535,812)
Operating revenues:
Oil	282,523	560,241	(277,718)
Natural gas	12,537	19,717	(7,180)
Natural gas liquids	7,957	18,123	(10,166)
Other	1,201	4,212	(3,011)
Operating expenses:
Production:
Lease operating	59,018	67,606	(8,588)
Workover and other	6,845	6,777	68
Taxes other than income	25,144	54,470	(29,326)
Gathering and other	21,492	10,659	10,833
Restructuring	2,230	987	1,243
General and administrative:
General and administrative	38,861	51,295	(12,434)
Share-based compensation	8,210	9,246	(1,036)
Depletion, depreciation and accretion:
Depletion—Full cost	215,308	248,184	(32,876)
Depreciation—Other	4,152	4,246	(94)
Accretion expense	878	948	(70)
Full cost ceiling impairment	1,502,636	61,165	1,441,471
Other operating property and equipment impairment	—	3,789	(3,789)
Other income (expenses):
Net gain (loss) on derivative contracts	12,184	(154,698)	166,882
Interest expense and other, net	(122,229)	(68,664)	(53,565)
Gain (loss) on extinguishment of debt	22,766	—	22,766
Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants	(8,219)	—	(8,219)
Income tax (provision) benefit	(199)	—	(199)
Production:
Oil—MBbls	6,103	6,042	61
Natural Gas—Mmcf	5,144	3,794	1,350
Natural gas liquids—MBbls	675	449	226
Total MBoe(1)	7,635	7,123	512
Average daily production—Boe(1)	42,182	39,354	2,828
Average price per unit(2):
Oil price—Bbl	$46.29	$92.72	$(46.43)
Natural gas price—Mcf	2.44	5.20	(2.76)
Natural gas liquids price—Bbl	11.79	40.36	(28.57)
Total per Boe(1)	39.69	83.96	(44.27)
Average cost per Boe:
Production:
Lease operating	$7.73	$9.49	$(1.76)
Workover and other	0.90	0.95	(0.05)
Taxes other than income	3.29	7.65	(4.36)
Gathering and other	2.81	1.50	1.31
Restructuring	0.29	0.14	0.15
General and administrative:
General and administrative	5.09	7.20	(2.11)
Share-based compensation	1.08	1.30	(0.22)
Depletion	28.20	34.84	(6.64)

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

        For the six months ended June 30, 2015, oil, natural gas and natural gas liquids revenues decreased $295.1 million from the same period in 2014 due to lower average realized prices. Average realized prices (excluding the effects of hedging arrangements) decreased from $83.96 per Boe to $39.69 per Boe, representing a 53% decrease from the prior year period. Oil and natural gas prices are inherently volatile and decreased significantly over the latter half of 2014 and early 2015. Sustained lower commodity prices will continue to impact our oil, natural gas and natural gas liquids revenues. The impact of decreased prices was partially offset by increased production associated with the development of our core properties in the Bakken/Three Forks and El Halcón areas.

        Lease operating expenses decreased $8.6 million for the six months ended June 30, 2015 due to our divestiture of non-core properties in 2014 which, historically, had higher operating costs, as well as our efforts to reduce costs and become a more efficient operator. Lease operating expenses were $7.73 per Boe for the six months ended June 30, 2015, compared to $9.49 per Boe for the same period in 2014. The decrease in lease operating expenses per Boe primarily results from the increase in our production and our efforts to reduce costs in our core operating areas.

        Taxes other than income decreased $29.3 million for the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to lower oil, natural gas and natural gas liquids revenues attributable to significantly lower commodity prices. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $3.29 per Boe and $7.65 per Boe for the six months ended June 30, 2015 and 2014, respectively.

        Gathering and other expenses for the six months ended June 30, 2015 and 2014 were $21.5 million and $10.7 million, respectively. Approximately $13.8 million of expenses incurred for the six months ended June 30, 2015 relate to gathering and other fees paid on our oil and natural gas production. Also included is a $6.0 million termination fee paid to early terminate one of our drilling rig contracts and $1.0 million of rig stacking fees. The decision to early terminate one drilling rig contract and stack another drilling rig was in response to the decline in crude oil prices.

        During the six months ended June 30, 2015, we had a reduction in our workforce due to the decrease in our drilling and developmental activities planned for the year. We incurred approximately $2.2 million in severance costs and accelerated stock-based compensation expense related to the termination of certain employees during the period. For the six months ended June 30, 2014, in conjunction with our divestitures of certain non-core properties, we incurred approximately $1.0 million in severance costs and accelerated stock-based compensation expense related to the termination of certain employees in these non-core areas.

        General and administrative expense for the six months ended June 30, 2015 decreased $12.4 million to $38.9 million as compared to the same period in 2014. The decrease in general and administrative expenses results from decreases in professional fees, payroll and related employee benefit costs, and transaction expenses amounting to $5.0 million, $4.1 million and $1.5 million, respectively. On a per unit basis, general and administrative expenses were $5.09 per Boe and $7.20 per Boe, for the six months ended June 30, 2015 and 2014, respectively.

        Share-based compensation expense for the six months ended June 30, 2015 was $8.2 million, a decrease of $1.0 million compared to the same period in 2014. The decrease results from the annual company-wide employee awards for 2014 being granted at the end of the fourth quarter of 2014, for all employees except named executive officers. In prior years, the annual company-wide grant occurred in the first quarter of the year following the service period. The decrease was also a result of lower fair market values for new awards granted to employees and directors subsequent to the comparable prior year period.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense decreased $32.9 million for the six months ended June 30, 2015 compared to the same period in 2014, primarily attributable to decreases in the amortizable base due to the full cost ceiling impairments since the prior year period. On a per unit basis, depletion expense was $28.20 per Boe for the six months ended June 30, 2015 compared to $34.84 per Boe for the six months ended June 30, 2014.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the net book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling" established by the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded full cost ceiling test impairments before income taxes totaling $1.5 billion for the six months ended June 30, 2015, compared to a full cost ceiling test impairment before income taxes of $61.2 million for the six months ended June 30, 2014. The ceiling test impairments in 2015 were driven by decreases in the first-day-of-the-month average prices for crude oil used in the ceiling test calculations since December 31, 2014, when the first-day-of-the-month average price for crude oil was $94.99 per barrel. Changes in commodity prices, production rates, reserve volumes, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        We review our gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360. For the six months ended June 30, 2014, we recorded non-cash impairment charge of $3.8 million related to the disposition of midstream infrastructure assets associated with certain non-core property divestitures.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At June 30, 2015, we had a $313.5 million derivative asset, $235.9 million of which was classified as current, and we had a $2.7 million derivative liability, all of which was classified as current. We recorded a net derivative gain of $12.2 million ($183.7 million net unrealized loss and $195.9 million net realized gain on settled contracts) for the six months ended June 30, 2015 compared to a net derivative loss of $154.7 million ($132.8 million net unrealized loss and $21.9 million net realized loss on settled contracts and premium costs), in the same period in 2014.

        Interest expense and other increased $53.6 million for the six months ended June 30, 2015 from the same period in 2014. Capitalized interest for the six months ended June 30, 2015 and 2014 was $51.4 million and $89.1 million, respectively. The decrease in capitalized interest was driven by decreases in our unevaluated properties since June 30, 2014, which is the basis of our capitalized interest calculation. Interest expense subject to capitalization increased to $168.8 million in the six months ended June 30, 2015 from $158.2 million in the comparable prior year period. The increase in interest subject to capitalization is due to our issuance of the Secured Notes on May 1, 2015.

        During the three months ended June 30, 2015, we entered into several exchange agreements with existing holders of our senior unsecured notes whereby the holders agreed to exchange an aggregate $258.0 million principal amount of their senior notes for approximately 144.8 million shares of our common stock. We recorded a net gain on the extinguishment of debt of $22.8 million on the exchanges of debt for common stock net of any write-offs associated with the respective debts' discounts and/or premiums and debt issuance costs.

        During the three months ended June 30, 2015, we entered into an amendment to our Convertible Note and to the February 2012 Warrants, in which we recorded a net gain on the extinguishment of the Convertible Notes of $5.9 million and a net loss on the modification of the February 2012 Warrants of $14.1 million.

        We recorded an income tax provision of $0.2 million for the six months ended June 30, 2015 due to the current state tax provision of $0.3 million reduced by expected tax refunds and the valuation allowance, discussed further in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 11, "Income Taxes." We recorded no income tax benefit or expense in the comparable prior year period. The effective tax rate was 0.0% for the six months ended June 30, 2015 and 2014.

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

        We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competitive market makers. We did not post collateral under any of our derivative contracts as they are secured under our Senior Credit Agreement or are uncollateralized trades. Please refer to Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, "Derivative and Hedging Activities" for additional information.

        We are also exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flows would decrease. Historically, we entered into interest rate swaps which reduce exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At June 30, 2015 and 2014, we did not have any open positions converting our variable interest rate debt to fixed interest rates. We continue to monitor our exposure to interest rate fluctuations as we incur indebtedness with variable interest rates and enter into swaps in accordance with our risk management policy when we believe it is warranted.

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

        At June 30, 2015, total long-term debt was approximately $3.7 billion of which approximately 99% bears interest at a weighted average fixed interest rate of 9.0% per year. The remaining 1% of our total debt balance at June 30, 2015 bears interest at floating or market interest rates that, at our option, are tied to prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At June 30, 2015, the weighted average interest rate on our variable rate debt was 4.0% per year. If the balance of our variable rate debt at June 30, 2015 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.1 million per year.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2015. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as described below.

If we are unable to comply with the New York Stock Exchange's minimum share price requirement or continue to meet the NYSE's other continued listing requirements, the NYSE may delist our common stock, which could materially impair the liquidity and value of our common stock.

        Our common stock is currently listed on the New York Stock Exchange (the "NYSE"). This year, through July 27, 2015, the closing price of our common stock ranged between a high of $2.23 per share on February 17, 2015 and a low of $0.87 per share on July 27, 2015. If the average closing price of our common stock does not exceed $1.00 per share over a consecutive thirty trading-day period, we would be non-compliant with NYSE continued listing standards. Once notified of such non-compliance by the NYSE, we would need to bring our share price and consecutive thirty trading-day average share price back above $1.00 per share within six months or the NYSE would commence suspension and delisting procedures. In addition, if our common stock price falls below the $1.00 threshold to the point where the NYSE considers the stock price to be "abnormally low," the NYSE has the discretion to begin delisting proceeding immediately with respect to our common stock. There is no formal definition of "abnormally low" in the NYSE rules. Our stockholders have approved a one-for-five reverse stock split of our common stock, which can be implemented at the discretion of our board of directors at any time prior to the date our next annual stockholders meeting, however, there can be no assurance that such action will be taken or, if taken, that a one-for-five reverse split of our common stock will bring our share price back above the $1.00 per share continued listing requirement.

        A delisting of our common stock, either as result of a failure to regain compliance with the NYSE's minimum share price requirement or the Company's failure to satisfy other qualitative or quantitative standards for continued listing on the NYSE, could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, and limiting our ability to issue additional securities or obtain additional financing in the future. Moreover, a delisting of our common stock could constitute a "fundamental change" under the terms of our 5.75% Series A Cumulative Perpetual Convertible Preferred Stock, which might require us to reserve a significantly greater number of shares of our common stock for issuance upon conversion of the preferred stock and deplete the number of authorized shares of common stock available for issuance for other purposes.

Item 2.    Unregistered Sales of Equity Securities and the Use of Proceeds

        On May 7, 2015, we entered into an exchange agreement with Union Square Park Partners, L.P., a holder of our 2022 Notes and 2021 Notes, pursuant to which it agreed to exchange approximately $5.8 million principal amount of such notes for approximately 3.5 million shares of our common stock, resulting in an effective exchange price of $1.70 per share. Of the aggregate $5.8 million principal amount of senior notes exchanged by the holders, approximately $2.0 million is principal amount of 2022 Notes and approximately $3.8 million is principal amount of 2021 Notes. The exchange closed on

May 15, 2015, at which time we paid all accrued and unpaid interest on the notes since the prior interest payment date for each of the 2022 Notes and 2021 Notes.

        The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2015	2,116	$1.66	—	—
May 2015	1,402	1.15	—	—
June 2015	2,357	1.21	—	—

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

3.1	Amended and Restated Certificate of Incorporation of Halcón Resources Corporation dated May 6, 2015 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 7, 2015).
3.2	Fifth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed May 7, 2015).
4.1
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

10.2		Tenth Amendment to Senior Revolving Credit Agreement, dated as of May 1, 2015, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed May 4, 2015).
10.3
Intercreditor Agreement, dated as of May 1, 2015, among Halcón Resources Corporation, the subsidiary guarantors named therein, U.S. Bank National Association, as trustee, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 4, 2015).
10.4
Collateral Trust Agreement, dated as of May 1, 2015, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed May 4, 2015).
10.5
Second Lien Security Agreement, dated as of May 1, 2015, among Halcón Resources Corporation, the subsidiary guarantors named therein, U.S. Bank National Association, as trustee, and the other parity lien debt representatives from time to time party thereto (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed May 4, 2015).
10.6	†
Amendment No. 2 to Halcón Resources Corporation First Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 7, 2015).
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

HALCÓN RESOURCES CORPORATION
July 31, 2015	By:	/s/ FLOYD C. WILSON
		Name:	Floyd C. Wilson
		Title:	Chairman of the Board and Chief Executive Officer
July 31, 2015	By:	/s/ MARK J. MIZE
		Name:	Mark J. Mize
		Title:	Executive Vice President, Chief Financial Officer and Treasurer
July 31, 2015	By:	/s/ JOSEPH S. RINANDO, III
		Name:	Joseph S. Rinando, III
		Title:	Senior Vice President, Chief Accounting Officer and Controller