Form 10-Q
period 2015-09-30
HALCON RESOURCES CORP
filed 2015-11-06
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

        At November 2, 2015, 605,177,240 shares of the Registrant's Common Stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$121,845	$287,863	$404,368	$848,104
Natural gas	5,058	8,248	17,595	27,965
Natural gas liquids	2,615	10,273	10,572	28,396

Total oil, natural gas and natural gas liquids sales	129,518	306,384	432,535	904,465
Other	421	125	1,622	4,337

Total operating revenues	129,939	306,509	434,157	908,802

Operating expenses:
Production:
Lease operating	22,248	28,094	81,266	95,700
Workover and other	4,769	5,773	11,614	12,550
Taxes other than income	12,102	28,532	37,246	83,002
Gathering and other	9,091	7,460	30,583	18,119
Restructuring	434	—	2,664	987
General and administrative	21,027	29,569	68,098	90,110
Depletion, depreciation and accretion	77,071	135,578	297,409	388,956
Full cost ceiling impairment	511,882	—	2,014,518	61,165
Other operating property and equipment impairment	—	—	—	3,789

Total operating expenses	658,624	235,006	2,543,398	754,378

Income (loss) from operations	(528,685)	71,503	(2,109,241)	154,424
Other income (expenses):
Net gain (loss) on derivative contracts	204,621	163,287	216,805	8,589
Interest expense and other, net	(57,977)	(38,450)	(180,206)	(107,114)
Gain (loss) on extinguishment of debt	535,141	—	557,907	—
Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants	—	—	(8,219)	—

Total other income (expenses)	681,785	124,837	586,287	(98,525)

Income (loss) before income taxes	153,100	196,340	(1,522,954)	55,899
Income tax benefit (provision)	(6,025)	1,295	(6,224)	1,295

Net income (loss)	147,075	197,635	(1,529,178)	57,194
Series A preferred dividends	(4,196)	(4,959)	(13,999)	(14,878)
Preferred dividends and accretion on redeemable noncontrolling interest	(19,351)	(5,823)	(39,069)	(6,719)

Net income (loss) available to common stockholders	$123,528	$186,853	$(1,582,246)	$35,597

Net income (loss) per share of common stock:
Basic	$0.21	$0.45	$(3.06)	$0.09

Diluted	$0.18	$0.36	$(3.06)	$0.08

Weighted average common shares outstanding:
Basic	586,053	416,470	517,624	415,264

Diluted	754,782	548,246	517,624	423,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Current assets:
Cash	$6,254	$43,713
Accounts receivable	191,247	276,559
Receivables from derivative contracts	327,535	352,530
Restricted cash	16,541	16,131
Inventory	4,045	4,693
Prepaids and other	6,861	9,079

Total current assets	552,483	702,705

Oil and natural gas properties (full cost method):
Evaluated	6,783,169	6,390,820
Unevaluated	1,817,237	1,829,786

Gross oil and natural gas properties	8,600,406	8,220,606
Less—accumulated depletion	(5,257,516)	(2,953,038)

Net oil and natural gas properties	3,342,890	5,267,568

Other operating property and equipment:
Gas gathering and other operating assets	130,080	126,804
Less—accumulated depreciation	(20,498)	(14,798)

Net other operating property and equipment	109,582	112,006

Other noncurrent assets:
Receivables from derivative contracts	73,583	151,324
Debt issuance costs, net	42,598	55,904
Deferred income taxes	127,623	136,826
Equity in oil and natural gas partnership	4,082	4,309
Funds in escrow and other	1,921	3,833

Total assets	$4,254,762	$6,434,475

Current liabilities:
Accounts payable and accrued liabilities	$336,595	$607,750
Asset retirement obligations	144	106
Current portion of deferred income taxes	127,623	136,826

Total current liabilities	464,362	744,682

Long-term debt	3,111,229	3,746,736
Other noncurrent liabilities:
Liabilities from derivative contracts	623	9,387
Asset retirement obligations	42,069	38,371
Other	7,306	5,964
Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable noncontrolling interest	156,235	117,166
Stockholders' equity:
Preferred stock: 1,000,000 shares of $0.0001 par value authorized; 244,934 and 345,000 shares of 5.75% Cumulative Perpetual Convertible Series A, issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock: 1,340,000,000 shares of $0.0001 par value authorized; 605,328,701 and 427,808,306 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	61	42
Additional paid-in capital	3,278,858	2,995,402
Accumulated deficit	(2,805,981)	(1,223,275)

Total stockholders' equity	472,938	1,772,169

Total liabilities and stockholders' equity	$4,254,762	$6,434,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2013	345	$—	415,730	$41	$2,953,786	$(1,506,217)	$1,447,610
Net income (loss)	—	—	—	—	—	315,956	315,956
Dividends on Series A preferred stock	—	—	3,262	—	14,878	(19,838)	(4,960)
Preferred dividends on redeemable noncontrolling interest	—	—	—	—	—	(6,543)	(6,543)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(6,633)	(6,633)
Offering costs	—	—	—	—	39	—	39
Long-term incentive plan grants	—	—	9,388	1	(1)	—	—
Long-term incentive plan forfeitures	—	—	(455)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(117)	—	(453)	—	(453)
Share-based compensation	—	—	—	—	27,153	—	27,153

Balances at December 31, 2014	345	—	427,808	42	2,995,402	(1,223,275)	1,772,169
Net income (loss)	—	—	—	—	—	(1,529,178)	(1,529,178)
Dividends on Series A preferred stock	—	—	6,769	1	9,802	(14,459)	(4,656)
Conversion of Series A preferred stock	(100)	—	16,255	2	(2)	—	—
Preferred dividends on redeemable noncontrolling interest	—	—	—	—	—	(9,340)	(9,340)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(29,084)	(29,084)
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	(645)	(645)
Common stock issuance	—	—	9,436	1	15,353	—	15,354
Common stock issuance on conversion of senior notes	—	—	144,775	15	231,368	—	231,383
Offering costs	—	—	—	—	(1,795)	—	(1,795)
Modification of February 2012 Warrants	—	—	—	—	14,129	—	14,129
Long-term incentive plan grants	—	—	2,387	—	—	—	—
Long-term incentive plan forfeitures	—	—	(1,696)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(405)	—	(777)	—	(777)
Share-based compensation	—	—	—	—	15,378	—	15,378

Balances at September 30, 2015	245	$—	605,329	$61	$3,278,858	$(2,805,981)	$472,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,529,178)	$57,194
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	297,409	388,956
Full cost ceiling impairment	2,014,518	61,165
Other operating property and equipment impairment	—	3,789
Share-based compensation, net	11,245	13,837
Unrealized loss (gain) on derivative contracts	93,972	(38,660)
Amortization and write-off of deferred loan costs	6,002	3,198
Non-cash interest and amortization of discount and premium	2,029	1,976
Loss (gain) on extinguishment of debt	(557,907)	—
Loss (gain) on extinguishment of Convertible Note and modification of February 2012 Warrants	8,219	—
Accrued settlements on derivative contracts	(37,803)	—
Other income (expense)	5,805	(594)
Change in assets and liabilities, net of acquisitions:
Accounts receivable	75,331	31,020
Inventory	(2)	(962)
Prepaids and other	2,218	1,742
Accounts payable and accrued liabilities	(59,664)	59,229

Net cash provided by (used in) operating activities	332,194	581,890

Cash flows from investing activities:
Oil and natural gas capital expenditures	(531,741)	(1,178,649)
Proceeds received from sale of oil and natural gas assets	1,111	479,974
Advance on carried interest	—	(189,442)
Other operating property and equipment capital expenditures	(9,913)	(40,356)
Funds held in escrow and other	1,877	1,221

Net cash provided by (used in) investing activities	(538,666)	(927,252)

Cash flows from financing activities:
Proceeds from borrowings	1,579,000	1,744,000
Repayments of borrowings	(1,392,000)	(1,399,000)
Debt issuance costs	(25,703)	(757)
Series A preferred dividends	(4,656)	—
Common stock issued	15,354	—
HK TMS, LLC preferred stock issued	—	110,051
HK TMS, LLC tranche rights	—	4,516
Preferred dividends on redeemable noncontrolling interest	—	(3,518)
Restricted cash	(410)	(15,984)
Offering costs and other	(2,572)	(2,092)

Net cash provided by (used in) financing activities	169,013	437,216

Net increase (decrease) in cash	(37,459)	91,854
Cash at beginning of period	43,713	2,834

Cash at end of period	$6,254	$94,688

Disclosure of non-cash investing and financing activities:
Accrued capitalized interest	$(442)	$(5,340)
Asset retirement obligations	2,405	(3,396)
Series A preferred dividends paid in common stock	9,803	14,878
Preferred dividends on redeemable noncontrolling interest paid-in-kind	9,340	—
Accretion of redeemable noncontrolling interest	29,084	3,201
Change in fair value of redeemable noncontrolling interest	645	—
Common stock issued on conversion of senior notes	231,383	—
Third Lien Notes issued on conversion of senior notes	1,017,994	—

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. There were no material allowances for doubtful accounts as of September 30, 2015 or December 31, 2014.

Other Operating Property and Equipment

        Gas gathering systems and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a 30-year or 10-year estimated useful life applicable to gas gathering systems and a compressed natural gas facility, respectively. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life or productive capacity of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The Company capitalized $87.4 million and $83.1 million as of September 30, 2015 and December 31, 2014, respectively, related to the construction of its gas gathering systems, after any amounts impaired.

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

Recently Issued Accounting Pronouncements

        In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs with Line-of-Credit Arrangements (ASU 2015-15). The previous guidance in ASU 2015-03, as defined below, did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company is in the process of assessing the effects of the application of the new guidance.

        In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively and early application is permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact to its financial statements or disclosures.

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the guidance either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-05 to have a material impact to its financial statements or disclosures.

        In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). To simplify presentation of debt issuance costs, ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

permitted and entities shall apply the guidance retrospectively to all prior year periods presented. The Company is in the process of assessing the effects of the application of the new guidance.

        In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02). The amendments in ASU 2015-02 eliminate the previous presumption that a general partner controls a limited partner. ASU 2015-02 may impact the Company's accounting for its general partner interest in SBE Partners LP (SBE Partners), which is currently accounted for as an equity method investment. ASU 2015-02 is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Entities may apply the guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the first fiscal year adopted or it may apply the amendment retrospectively. The Company is currently assessing the impact of ASU 2015-02 on its accounting for its general partner interest in SBE Partners.

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

        Investments in unevaluated oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress, qualify for interest capitalization. The capitalized interest is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred that are excluded from the full cost pool; however, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the unaudited condensed consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. For the nine months ended September 30, 2015 and 2014, the Company capitalized interest costs of $80.0 million and $128.9 million, respectively.

        At September 30, 2015, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2015 of the West Texas Intermediate (WTI) crude oil spot price of $59.21 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended September 30, 2015 of the Henry Hub natural gas price of $3.06 per million British thermal units (MMBtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at September 30, 2015 exceeded the ceiling amount by $511.9 million ($322.3 million after taxes before valuation allowance) which resulted in a ceiling test impairment of that amount for the quarter. At June 30, 2015 and March 31, 2015, the Company recorded full cost ceiling impairments before income taxes of $948.6 million ($597.3 million after taxes before valuation allowance) and $554.0 million ($348.8 million after taxes before valuation allowance), respectively. The ceiling test impairments were driven by decreases in the first-day-of-the-month average prices for crude oil used in the ceiling test calculations since December 31, 2014, when the first-day-of-the-month average price for crude oil was $94.99 per barrel.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OIL AND NATURAL GAS PROPERTIES (Continued)

        At September 30, 2014, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2014 of the WTI crude oil spot price of $99.08 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended September 30, 2014 of the Henry Hub natural gas price of $4.24 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. The Company's net book value of oil and natural gas properties at September 30, 2014 did not exceed the ceiling amount. At March 31, 2014, the Company recorded a full cost ceiling test impairment before income taxes of $61.2 million ($39.0 million after taxes).

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

4. LONG-TERM DEBT

        Long-term debt as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Senior revolving credit facility	$44,000	$557,000
8.625% senior secured second lien notes due 2020(1)	700,000	—
13.0% senior secured third lien notes due 2022(2)	1,017,994	—
9.25% senior notes due 2022(2)	98,329	400,000
8.875% senior notes due 2021(2)(3)	521,592	1,370,032
9.75% senior notes due 2020(2)(4)	463,806	1,151,821
8.0% convertible note due 2020(5)	265,508	267,883

	$3,111,229	$3,746,736

(1)
On May 1, 2015, the Company completed the issuance of $700.0 million aggregate principal amount of its 8.625% senior secured notes due 2020. See "8.625% Senior Secured Second Lien Notes" below for more details.

(2)
On September 10, 2015, the Company completed the issuance of approximately $1.02 billion aggregate principal amount of new 13.0% senior secured notes due 2022 in exchange for approximately $1.57 billion aggregate principal amount of senior unsecured notes held by certain holders of the Company's 9.75% senior notes due 2020, 8.875% senior notes due 2021 and 9.25% senior notes due 2022. See "13.0% Senior Secured Third Lien Notes" below for more details.

(3)
Amounts are net of a $1.6 million and a $4.6 million unamortized discount at September 30, 2015 and December 31, 2014, respectively, related to the issuance of the original 2021 Notes. The unamortized premium related to the additional 2021 Notes was approximately

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

  $8.5 million and $24.6 million at September 30, 2015 and December 31, 2014, respectively. See "8.875% Senior Notes" below for more details.

(4)
Amounts are net of a $2.7 million and a $7.9 million unamortized discount at September 30, 2015 and December 31, 2014, respectively, related to the issuance of the original 2020 Notes. The unamortized premium related to the additional 2020 Notes was approximately $3.7 million and $9.7 million at September 30, 2015 and December 31, 2014, respectively. See "9.75% Senior Notes" below for more details.

(5)
On May 6, 2015, an amendment to the 8.0% convertible note became effective and was accounted for as a debt extinguishment. Accordingly, the Company expensed the unamortized discount related to the pre-amendment 8.0% convertible note of $18.6 million and recorded a discount of $25.9 million to be amortized over the remaining life of the post-amendment 8.0% convertible note. The remaining unamortized discounts at September 30, 2015 and December 31, 2014 were $24.2 million and $21.8 million, respectively. See "8.0% Convertible Note" below for more details.

Senior Revolving Credit Facility

        On February 8, 2012, the Company entered into a senior secured revolving credit agreement (the Senior Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Senior Credit Agreement currently provides for a $1.5 billion facility with a current borrowing base of $850.0 million. On October 29, 2015, the Company's borrowing base under its Senior Credit Agreement was reaffirmed at $850.0 million with the next redetermination scheduled for spring of 2016. Amounts borrowed under the Senior Credit Agreement will mature on August 1, 2019. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The borrowing base is subject to a reduction, in most cases, equal to the product of 0.25 multiplied by the stated principal amount (without regard to any initial issue discount) of any future notes or other long-term debt securities that the Company may issue. Funds advanced under the Senior Credit Agreement may be paid down and re-borrowed during the term of the facility. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 0.75% to 1.75% for ABR-based loans or at specified margins over LIBOR of 1.75% to 2.75% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the facility. At September 30, 2015, the weighted average interest rate on our variable rate debt was 4.0% per year. Advances under the Senior Credit Agreement are secured by liens on substantially all of the Company's and its restricted subsidiaries' properties and assets. The Senior Credit Agreement contains customary representations, warranties and covenants including, among others, restrictions on the payment of dividends on the Company's capital stock and financial covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and a ratio of total secured debt (excluding the Third Lien Notes pursuant to the Eleventh Amendment, as defined and discussed below) to EBITDA of no greater than 2.75 to 1.0.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

        On September 10, 2015, in conjunction with the issuance of the Third Lien Notes (defined below), the Company entered into the Eleventh Amendment to its Senior Credit Agreement (the Eleventh Amendment) which, among other things, permitted the Company to incur the debt under the Third Lien Notes and to grant the liens in connection therewith; excluded the Third Lien Notes from the calculation of the total secured debt to EBITDA ratio; and reduced the borrowing base to $850.0 million. On May 1, 2015, the Company entered into the Tenth Amendment to the Senior Credit Agreement (the Tenth Amendment) which, among other things, replaced the interest coverage test with a covenant that requires the ratio of total secured debt to EBITDA of no greater than 2.75 to 1.0 and reduced the borrowing base. Prior to the Tenth Amendment, under the Ninth Amendment executed on February 25, 2015, the Senior Credit Agreement had a required minimum coverage of interest expenses of not less than 2.0 to 1.0 through March 31, 2016 and not less than 2.5 to 1.0 for subsequent periods.

        At September 30, 2015, under the effective borrowing base of $850.0 million, the Company had $44.0 million of indebtedness outstanding, $1.6 million of letters of credit outstanding and approximately $804.4 million of borrowing capacity available under the Company's Senior Credit Agreement.

        At September 30, 2015, the Company was in compliance with the financial covenants under the Senior Credit Agreement.

8.625% Senior Secured Second Lien Notes

        On May 1, 2015, the Company issued $700 million aggregate principal amount of its 8.625% senior secured notes due 2020 (the Second Lien Notes) in a private offering. The Second Lien Notes were issued at par. The net proceeds from the sale of the Second Lien Notes were approximately $686.2 million (after deducting offering fees and expenses). The Company used the net proceeds from the offering to repay the majority of the then outstanding borrowings under its Senior Credit Agreement.

        The Second Lien Notes bear interest at a rate of 8.625% per annum, payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2015. The Second Lien Notes will mature on February 1, 2020. The Second Lien Notes are secured by second-priority liens on substantially all of the Company's and its guarantors' assets to the extent such assets secure the Company's Senior Credit Agreement (the Collateral). Pursuant to the terms of the Intercreditor Agreement, dated May 1, 2015 (the Intercreditor Agreement), the security interest in those assets that secure the Second Lien Notes and the guarantees are contractually subordinated to liens that secure the Company's Senior Credit Agreement and certain other permitted indebtedness. Consequently, the Second Lien Notes and the guarantees are effectively subordinated to the Senior Credit Agreement and such other indebtedness to the extent of the value of such assets. The Collateral does not include any of the assets of HK TMS, LLC, a wholly owned subsidiary of the Company, or any of the Company's future unrestricted subsidiaries.

        At any time prior to February 1, 2017, the Company may redeem the Second Lien Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium, together with accrued and unpaid interest, if any, to the redemption date. The Second Lien Notes will

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

be redeemable, in whole or in part, on or after February 1, 2017 at redemption prices equal to the principal amount multiplied by the percentage set forth below, plus accrued and unpaid interest:

Year	Percentage
2017	104.313
2018	102.156
2019 and thereafter	100.000

        Additionally, the Company may redeem up to 35% of the Second Lien Notes on or prior to February 1, 2017 for a redemption price of 108.625% of the principal amount thereof, plus accrued and unpaid interest, utilizing net cash proceeds from certain equity offerings. In addition, upon a change of control of the Company, holders of the Second Lien Notes will have the right to require the Company to repurchase all or any part of their notes for cash at a price equal to 101% of the aggregate principal amount of the Second Lien Notes repurchased, plus any accrued and unpaid interest.

13.0% Senior Secured Third Lien Notes

        On September 10, 2015, the Company issued approximately $1.02 billion aggregate principal amount of its new 13.0% third lien senior secured notes due 2022 (the Third Lien Notes) in exchange for approximately $497.2 million principal amount of its 9.75% senior note due 2020, $774.7 million principal amount of its 8.875% senior notes due 2021 and $294.4 million principal amount of its 9.25% senior notes due 2022 in privately negotiated transactions with certain holders of its outstanding senior unsecured notes. At closing the Company paid all accrued and unpaid interest since the respective interest payment dates of the notes surrendered in the exchange. The Company recorded the issuance of the Third Lien Notes at par value and also recognized a $535.1 million net gain on the extinguishment of debt, as a $548.2 million gain on the exchanges was partially offset by the writedown of $13.1 million associated with related issuance costs and discounts and premiums for the respective notes. The net gain is recorded in "Gain (loss) on extinguishment of debt" in the unaudited condensed consolidated statements of operations.

        The Third Lien Notes bear interest at a rate of 13.0% per annum, payable semi-annually on February 15 and August 15, commencing on February 15, 2016. The Third Lien Notes mature on February 15, 2022. The Third Lien Notes are secured by third-priority liens on the same collateral securing the Company's Senior Credit Agreement and Second Lien Notes. The Third Lien Notes are governed by an Indenture dated September 10, 2015, which contains affirmative and negative covenants substantially similar to those governing the Company's outstanding Second Lien Notes. Pursuant to the terms of the Intercreditor Agreement, the security interest in those assets that secure the Third Lien Notes and the guarantees are contractually subordinated to liens that secure the Company's Senior Credit Agreement, the Second Lien Notes and certain other permitted indebtedness. Consequently, the Third Lien Notes and the guarantees are effectively subordinated to the Senior Credit Agreement, the Second Lien Notes and such other indebtedness to the extent of the value of such assets. The Third Lien Notes are fully and unconditionally guaranteed on a senior basis by the Guarantors and by certain future subsidiaries of the Company.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

        At any time prior to August 15, 2018, the Company may redeem the Third Lien Notes, in whole or in part, at a redemption price equal to 100% of their principal amount plus a make-whole premium, together with accrued and unpaid interest, if any, to the redemption date. The Third Lien Notes will be redeemable, in whole or in part, on or after August 15, 2018, at redemption prices equal to the principal amount multiplied by the percentage set forth below, plus accrued and unpaid interest:

Year	Percentage
2018	113.000
2019	106.500
2020 and thereafter	100.000

        Additionally, the Company may redeem up to 35% of the Third Lien Notes prior to August 15, 2018 for a redemption price of 113% of the principal amount thereof, plus accrued and unpaid interest, utilizing net cash proceeds from certain equity offerings. In addition, upon a change of control of the Company, holders of the Third Lien Notes will have the right to require the Company to repurchase all or any part of their notes for cash at a price equal to 101% of the aggregate principal amount of the Third Lien Notes repurchased, plus any accrued and unpaid interest.

        The Company issued the Third Lien Notes in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company relied on this exemption from registration based in part on representations made by the holders of the senior unsecured notes.

9.25% Senior Notes

        On August 13, 2013, the Company issued at par $400.0 million aggregate principal amount of 9.25% senior notes due 2022 (the 2022 Notes). The net proceeds from the offering of approximately $392.1 million (after deducting commissions and offering expenses) were used to repay a portion of the then outstanding borrowings under the Company's Senior Credit Agreement.

        The 2022 Notes bear interest at a rate of 9.25% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2014. The 2022 Notes will mature on February 15, 2022. The 2022 Notes are senior unsecured obligations of the Company and are effectively subordinate to its secured debt, including secured debt under the Senior Credit Agreement, the Second Lien Notes and the Third Lien Notes and rank equally with all of its current and future senior indebtedness. The 2022 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing 100% owned subsidiaries, except for the subsidiary, HK TMS, LLC. Halcón, the issuer of the 2022 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        During the second quarter of 2015, the Company entered into several exchange agreements with holders of the Company's 2022 Notes in which they agreed to exchange an aggregate $7.4 million principal amount of their senior notes for approximately 4.3 million shares of the Company's common stock, thereby reducing the aggregate principal amount of the 2022 Notes. The exchanges closed on various dates from April 30, 2015 through May 15, 2015, at which time the Company also paid all accrued and unpaid interest since the prior interest payment date for the 2022 Notes. See "Senior Notes Exchanged for Common Stock" below for more details.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

        On September 10, 2015, the Company closed several separate, privately negotiated exchange agreements with holders of the Company's 2022 Notes in which they agreed to exchange an aggregate $294.4 million principal amount of their senior unsecured notes for approximately $191.3 million aggregate principal amount of Third Lien Notes, thereby reducing the outstanding principal amount of the 2022 Notes to $98.3 million as of September 30, 2015. At closing the Company paid all accrued and unpaid interest since the prior interest payment date in August 2015.

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

        The 2021 Notes bear interest at a rate of 8.875% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013. The Notes will mature on May 15, 2021. The 2021 Notes are senior unsecured obligations of the Company and are effectively subordinate to its secured debt, including secured debt under the Senior Credit Agreement, the Second Lien Notes and the Third Lien Notes and rank equally with all of its current and future senior indebtedness. The 2021 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing 100% owned subsidiaries, except for the subsidiary, HK TMS, LLC. Halcón, the issuer of the 2021 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        In conjunction with the issuance of the 2021 Notes, the Company recorded a discount of approximately $5.7 million to be amortized over the remaining life of the 2021 Notes using the effective interest method. The remaining unamortized discount was $1.6 million at September 30, 2015. In conjunction with the issuance of the additional 2021 Notes, the Company recorded a premium of approximately $30.0 million to be amortized over the remaining life of the additional 2021 Notes using the effective interest method. The remaining unamortized premium was $8.5 million at September 30, 2015.

        During the second quarter of 2015, the Company entered into several exchange agreements with holders of the Company's 2021 Notes in which they agreed to exchange an aggregate $60.6 million principal amount of their senior notes for approximately 34.4 million shares of the Company's common stock, thereby reducing the aggregate principal amount of the 2021 Notes. The exchanges closed on

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

various dates from April 29, 2015 through May 15, 2015, at which time the Company also paid all accrued and unpaid interest since the prior interest payment date for the 2021 Notes. See "Senior Notes Exchanged for Common Stock" below for more details.

        On September 10, 2015, the Company closed several separate, privately negotiated exchange agreements with holders of the Company's 2021 Notes in which they agreed to exchange an aggregate $774.7 million principal amount of their senior unsecured notes for approximately $503.6 million aggregate principal amount of Third Lien Notes, thereby reducing the outstanding principal amount of the 2021 Notes to $514.7 million as of September 30, 2015. At closing the Company paid all accrued and unpaid interest since the prior interest payment date in May 2015.

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

        The 2020 Notes bear interest at a rate of 9.75% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2013. The 2020 Notes will mature on July 15, 2020. The 2020 Notes are senior unsecured obligations of the Company and are effectively subordinate to its secured debt, including secured debt under the Senior Credit Agreement, the Second Lien Notes and the Third Lien Notes and rank equally with all of its current and future senior indebtedness. The 2020 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing 100% owned subsidiaries, except for the subsidiary, HK TMS, LLC. Halcón, the issuer of the 2020 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        In conjunction with the issuance of the 2020 Notes, the Company recorded a discount of approximately $10.2 million to be amortized over the remaining life of the 2020 Notes using the effective interest method. The remaining unamortized discount was $2.7 million at September 30, 2015. In conjunction with the issuance of the additional 2020 Notes, the Company recorded a premium of approximately $11.0 million to be amortized over the remaining life of the additional 2020 Notes using the effective interest method. The remaining unamortized premium was approximately $3.7 million at September 30, 2015.

        During the second quarter of 2015, the Company entered into several exchange agreements with holders of the Company's 2020 Notes in which they agreed to exchange an aggregate $190.0 million principal amount of their senior notes for approximately 106.1 million shares of the Company's

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT (Continued)

common stock, thereby reducing the aggregate principal amount of the 2020 Notes. The exchanges closed on various dates from April 13, 2015 through May 4, 2015, at which time the Company also paid all accrued and unpaid interest since the prior interest payment date for the 2020 Notes. See "Senior Notes Exchanged for Common Stock" below for more details.

        On September 10, 2015, the Company closed several separate, privately negotiated exchange agreements with holders of the Company's 2020 Notes in which they agreed to exchange an aggregate $497.2 million principal amount of their senior unsecured notes for approximately $323.1 million aggregate principal amount of Third Lien Notes, thereby reducing the outstanding principal amount of the 2020 Notes to $462.8 million as of September 30, 2015. At closing the Company paid all accrued and unpaid interest since the prior interest payment date in July 2015.

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

        On March 9, 2015, the Company entered into an amendment (the HALRES Note Amendment) to its Convertible Note. The HALRES Note Amendment extends the maturity date of the Convertible Note by three years, from February 8, 2017 to February 8, 2020. The Convertible Note originally provided for prepayment without premium or penalty at any time after February 8, 2014, at which time it also became convertible into shares of the Company's common stock at a conversion price of $4.50 per share. These dates have been extended pursuant to the HALRES Note Amendment and the conversion price has been adjusted, such that at any time after March 9, 2017, the Company may prepay the Convertible Note without premium or penalty, and HALRES may elect to convert all or any portion of unpaid principal and interest outstanding under the Convertible Note to shares of the Company's common stock at a conversion price of $2.44 per share, subject to adjustments for stock splits and other customary anti-dilution provisions as set forth in the Convertible Note. At the same time, the Company also entered into an amendment to the February 2012 Warrants (the Warrant Amendment) which extends the term of the February 2012 Warrants from February 8, 2017 to February 8, 2020 and adjusts the exercise price of the February 2012 Warrants from $4.50 to $2.44 per share.

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

        The Company accounted for the HALRES Note Amendment as a debt extinguishment because the change in the fair value of the embedded conversion option immediately before and after the modification was at least 10% of the carrying amount of the original Convertible Note immediately prior to the modification. The $7.3 million difference between the unamortized original issuance discount of $18.6 million and the post-amendment discount of $25.9 million, net of $1.4 million of unamortized initial issuance costs, resulted in a net gain recorded in "Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants" in the unaudited condensed consolidated statements of operations. See Note 10, "Stockholders' Equity" for further discussion of the Warrant Amendment. The remaining unamortized discount was $24.2 million at September 30, 2015.

Senior Notes Exchanged for Common Stock

        During the second quarter of 2015, the Company entered into several exchange agreements with existing holders of the Company's senior unsecured notes in which the holders agreed to exchange an aggregate $258.0 million principal amount of their senior notes for approximately 144.8 million shares of the Company's common stock.

        On May 7, 2015, the Company entered into an exchange agreement with Union Square Park Partners, L.P., a holder of the Company's 2022 Notes and 2021 Notes, pursuant to which it agreed to exchange approximately $5.8 million principal amount of such notes for approximately 3.5 million shares of the Company's common stock, resulting in an effective exchange price of $1.70 per share. Of the aggregate $5.8 million principal amount of senior notes to be exchanged by the holders, approximately $2.0 million is principal amount of 2022 Notes and approximately $3.8 million is principal amount of 2021 Notes. The exchange closed on May 15, 2015, at which time the Company also paid all accrued and unpaid interest on the notes since the prior interest payment date for each of the 2022 Notes and 2021 Notes.

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

        The Company recorded the issuance of common shares at fair value on the various dates the debt for equity exchanges occurred and also recognized a $22.8 million net gain on the extinguishment of debt, as a $26.6 million gain on the exchanges was partially offset by the writedown of $3.8 million associated with related issuance costs and discounts and premiums for the respective notes. The net gain is recorded in "Gain (loss) on extinguishment of debt" in the unaudited condensed consolidated statements of operations.

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of long-term debt and amortizes such costs over the lives of the respective debt. The Company capitalized $25.8 million associated with the issuance of the Second Lien Notes, the Third Lien Notes and amendments to its Senior Credit Agreement. The Company expensed $32.0 million of debt issuance costs in conjunction with the issuance of the Third Lien Notes, the debt for equity exchanges, the debt extinguishment for the HALRES Note Amendment, and decreases in the Company's borrowing base under the Senior Credit Agreement. At September 30, 2015 and December 31, 2014, the Company had approximately $42.6 million and $55.9 million, respectively, of unamortized debt issuance costs.

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

        The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2015 and December 31, 2014. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2015 or the year ended December 31, 2014.

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$401,118	$—	$401,118

Liabilities
Liabilities from derivative contracts	$—	$206	$417	$623

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$503,854	$—	$503,854

Liabilities
Liabilities from derivative contracts	$—	$8,068	$1,319	$9,387

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

	Significant Unobservable Inputs (Level 3)
	September 30, 2015	December 31, 2014
	(In thousands)
Beginning Balance	$(1,319)	$(2,816)
Net gain (loss) on derivative contracts	902	1,497

Ending Balance	$(417)	$(1,319)

Change in unrealized gains (losses) included in earnings related to derivatives still held at September 30, 2015 and December 31, 2014	$902	$1,497

        As of September 30, 2015 and December 31, 2014, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance.

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivables and accounts payables approximate their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Credit Agreement approximates carrying value because the interest rates approximate current market rates. The following table presents the estimated fair values of the Company's fixed interest rate, long-term debt instruments as of September 30, 2015 and December 31, 2014 (excluding discounts and premiums):

	September 30, 2015		December 31, 2014
Debt	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
	(In thousands)
8.625% senior secured second lien notes	$700,000	$586,250	$—	$—
13.0% senior secured third lien notes	1,017,994	647,699	—	—
9.25% senior notes	98,329	31,865	400,000	300,000
8.875% senior notes	514,671	156,975	1,350,000	1,005,750
9.75% senior notes	462,784	157,347	1,150,000	872,862
8.0% convertible note	289,669	124,789	289,669	260,643

	$3,083,447	$1,704,925	$3,189,669	$2,439,255

        The fair value of the Company's senior notes was calculated based on quoted market prices from trades of such debt, which are considered Level 2 criteria.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FAIR VALUE MEASUREMENTS (Continued)

        During the second quarter of 2015, the Company entered into several exchange agreements with holders of the company's senior unsecured notes in which they agreed to exchange their senior notes for shares of the Company's common stock. The fair value of the common shares issued was determined by using quoted market prices of the Company's common stock, which is considered Level 1 criteria in the fair value hierarchy. See Note 4, "Long-term Debt," for further discussion of the exchanges and the net gain recorded on the transactions.

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

        During the nine months ended September 30, 2014, the Company recorded a non-cash impairment charge of $3.8 million related to its gas gathering systems and other operating assets. See Note 1, "Financial Statement Presentation," for a discussion of the valuation approach used and the classification of the estimate within the fair value hierarchy.

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

        At September 30, 2015 and December 31, 2014, the Company's crude oil and natural gas derivative positions consisted of swaps, swaptions, costless put/call "collars," and extendable costless collars. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. Swaptions are swap contracts that may be extended annually at the option of the counterparty on a designated date. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. Extendable collars are costless put/call contracts that may be extended annually at the option of the counterparty on a designated date. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations.

        At September 30, 2015, the Company had 77 open commodity derivative contracts summarized in the following tables: four natural gas collar arrangements, 44 crude oil collar arrangements, 18 crude oil swaps, eight crude oil swaptions and three crude oil extendable collars.

        At December 31, 2014, the Company had 72 open commodity derivative contracts summarized in the following tables: four natural gas collar arrangements, 42 crude oil collar arrangements, 16 crude oil swaps, eight crude oil swaptions and two crude oil extendable collars.

        All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014:

		Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	September 30, 2015	December 31, 2014	Balance sheet location	September 30, 2015	December 31, 2014
		(In thousands)			(In thousands)
Commodity contracts	Current assets—receivables from derivative contracts	$327,535	$352,530	Current liabilities—liabilities from derivative contracts	$—	$—
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	73,583	151,324	Other noncurrent liabilities—liabilities from derivative contracts	(623)	(9,387)

Total derivatives not designated as hedging contracts under ASC 815		$401,118	$503,854		$(623)	$(9,387)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations:

		Amount of gain or (loss) recognized in income on derivative contracts for the Three Months Ended September 30,		Amount of gain or (loss) recognized in income on derivative contracts for the Nine Months Ended September 30,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2015	2014	2015	2014
		(In thousands)		(In thousands)
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$89,741	$169,713	$(93,972)	$36,900
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	114,880	(6,426)	310,777	(28,311)

Total net gain (loss) on derivative contracts		$204,621	$163,287	$216,805	$8,589

        At September 30, 2015 and December 31, 2014, the Company had the following open crude oil and natural gas derivative contracts:

			September 30, 2015
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
October 2015 - December 2015(1)	Collars	Crude Oil	2,346,000	$82.50 - 90.00	$86.42	$90.00 - 100.25	$93.39
October 2015 - December 2015	Collars	Natural Gas	1,610,000	4.00	4.00	4.55 - 4.85	4.68
October 2015 - December 2015(2)	Swaps	Crude Oil	460,000	91.00 - 92.75	91.76
January 2016 - June 2016	Collars	Crude Oil	182,000	90.00	90.00	96.85	96.85
January 2016 - December 2016	Collars	Natural Gas	732,000	4.00	4.00	4.22	4.22
January 2016 - December 2016(3)	Collars	Crude Oil	4,392,000	60.00 - 90.00	71.91	64.00 - 95.10	77.71
January 2016 - December 2016(4)	Swaps	Crude Oil	4,758,000	62.00 - 91.73	85.43
January 2017 - December 2017	Collars	Crude Oil	1,368,750	50.00 - 60.00	57.33	70.00 - 76.84	74.16

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

(2)
Includes an outstanding crude oil swap which may be extended by the counterparty at a price of $91.25 per Bbl for 732,000 Bbls for the year ended December 31, 2016. Also includes certain outstanding crude oil swaps which may be extended by the counterparty at a price of $91.00 per Bbl totaling 366,000 Bbls for the year ended December 31, 2016.

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

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts at September 30, 2015 and December 31, 2014:

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(In thousands)
Gross Amounts Presented in the Consolidated Balance Sheet	$401,118	$503,854	$(623)	$(9,387)
Amounts Not Offset in the Consolidated Balance Sheet	(636)	(9,655)	623	9,387

Net Amount	$400,482	$494,199	$—	$—

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

        The Company recorded the following activity related to its ARO liability for the nine months ended September 30, 2015 (in thousands, inclusive of the current portion):

Liability for asset retirement obligations as of December 31, 2014	$38,477
Liabilities settled and divested	(324)
Additions	2,729
Accretion expense	1,331

Liability for asset retirement obligations as of September 30, 2015	$42,213

8. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas; and Denver, Colorado as well as a number of other field office locations. Rent expense was approximately $6.4 million and $6.0 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2014, as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, approximating $53.2 million in the aggregate, and containing various expiration dates through 2024.

        In addition, the Company has commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2018. In January 2015, the Company made the decision to early terminate a drilling rig contract in response to the recent decline in crude oil prices, and as such, the Company incurred an early termination fee of $6.0 million, paid over the first half of 2015. If certain requirements are not met by two separate trigger dates, the first being January 1, 2017 and the second being January 12, 2020, the Company may incur up to an additional $3.0 million in connection with this drilling rig contract. In addition, the Company has a new drilling rig commitment that began on May 1, 2015, for which the Company is incurring a stacking fee of $17,000 per day. The contract term for this drilling rig

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

commitment extends through the second quarter of 2018. Early termination of the Company's other drilling rig commitments would result in termination penalties approximating $34.3 million, which would be in lieu of the remaining $50.9 million of drilling rig commitments as of September 30, 2015.

        The Company has entered into various long-term gathering, transportation and sales contracts with respect to production from the Bakken/Three Forks formations in North Dakota. As of September 30, 2015, the Company had in place ten long-term crude oil contracts and six long-term natural gas contracts in this area. Under the terms of these contracts, the Company has committed a substantial portion of its Bakken/Three Forks production for periods ranging from one to ten years from the date of first production. The sales prices under these contracts are based on posted market rates. Historically, the Company has been able to meet its delivery commitments.

        On December 20, 2013, the Company entered into a carry and earning agreement, as amended (the Agreement) with an independent third party (Seller) associated with the acquisition of certain properties believed to be prospective for the Tuscaloosa Marine Shale (TMS), primarily in Wilkinson County, Mississippi and in West Feliciana and East Feliciana Parishes, Louisiana. The Agreement required the Company to fund up to $189.4 million (the Carry Amount) in exchange for approximately 117,870 net acres. The Company paid $62.5 million of the Carry Amount at closing on February 28, 2014 and the remaining $126.9 million during the three months ended June 30, 2014, reflected as "Advance on carried interest" in the accompanying unaudited condensed consolidating statements of cash flows. The Carry Amount is to be used by the Seller to fund wells prospective for the TMS to be drilled by the Seller (the Carry Wells) on the Seller's retained acreage. As part of the transaction, the Company will also receive a 5% working interest in the Carry Wells. As of December 31, 2014, approximately $71.9 million of the Carry Amount remained in escrow to be spent by the Seller and as of September 30, 2015, the Carry Amount was fully expended.

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

        The preferred shares have been classified as "Redeemable noncontrolling interest" and included in "Mezzanine equity" between total liabilities and stockholders' equity on the unaudited condensed consolidated balance sheets pursuant to ASC 480-10-S99-3A. The preferred shares, while not currently redeemable, are considered probable of becoming redeemable and therefore will be subsequently remeasured each reporting period by accreting the initial value to the estimated required redemption value through March 1, 2016. The accretion is presented as a deemed dividend and recorded in "Redeemable noncontrolling interest" on the unaudited condensed consolidated balance sheet and within "Preferred dividends and accretion on redeemable noncontrolling interest" on the unaudited condensed consolidated statements of operations. In accordance with ASC 480-10-S99-3A, an adjustment to the carrying amount presented in "Mezzanine equity" will be recognized as charges against retained earnings and will reduce income available to common shareholders in the calculation of earnings per share. Adjustments to the carrying amount may not be necessary if the application of ASC No. 810, Consolidation (ASC 810) results in a noncontrolling interest balance in excess of what is required pursuant to ASC 480-10-S99-3A.

        Under certain circumstances, Apollo could have acquired up to an additional 250,000 preferred shares of HK TMS on the same terms, with HK TMS receiving up to an additional $250 million in cash proceeds (Tranche Rights). The Tranche Rights were recognized separately as a liability instrument within "Other noncurrent liabilities" in the unaudited condensed consolidated balance sheets, as of December 31, 2014, in accordance with ASC 480 as the shares underlying the Tranche Rights were redeemable equity instruments. The Tranche Rights were subsequently remeasured at fair value each reporting period in accordance with ASC 480, with fair value changes recorded in "Interest expense and other, net" on the unaudited condensed consolidated statements of operations. In March 2015, Apollo delivered a withdrawal notice to HK TMS indicating their election not to participate in the Tranche Rights (the Withdrawal Notice). As such, the fair value of the liability associated with the Tranche Rights was expensed during the three months ended March 31, 2015. Upon issuance of the Withdrawal Notice, HK TMS incurs a fee escalating from $2.50 per share to $20.00 per share for the

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MEZZANINE EQUITY (Continued)

next eight full fiscal quarters for any preferred shares then outstanding, which began in the quarter ended June 30, 2015 (the Withdrawal Exit Fee). The Withdrawal Exit Fee is payable upon redemption of the preferred shares. As of September 30, 2015, HK TMS incurred Withdrawal Exit Fees of $1.2 million. The Withdrawal Exit Fees were recorded at fair value within "Other noncurrent liabilities" on the unaudited condensed consolidated balance sheets.

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

        The following table sets forth a reconciliation of the changes in fair value of the Tranche Rights and embedded derivative classified as Level 3 in the fair value hierarchy (in thousands):

	Tranche rights	Embedded derivative
Balances at December 31, 2014	$(2,634)	$5,963
Change in fair value	2,634	1,179

Balances at September 30, 2015	$—	$7,142

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MEZZANINE EQUITY (Continued)

        The Company recorded the following activity related to the preferred shares recorded in "Mezzanine equity" for the period presented (in thousands, except share amounts):

	Redeemable noncontrolling interest
	Shares	Amount
Balances at December 31, 2014	153,025	$117,166
Dividends paid in-kind	9,340	9,340
Accretion of redeemable noncontrolling interest	—	29,084
Deemed dividend for change in fair value due to the HK TMS Amendment	—	645

Balances at September 30, 2015	162,365	$156,235

        For the nine months ended September 30, 2015, HK TMS issued 9,340 additional preferred shares to Apollo for dividends paid-in-kind. These dividends are presented within "Preferred dividends and accretion on redeemable noncontrolling interest" on the unaudited condensed consolidated statements of operations. Upon the election of in-kind dividends, HK TMS must pay a fee of $5.00 per preferred share then outstanding (PIK Exit Fee). Such fees will be due upon redemption of the preferred shares. As of September 30, 2015, HK TMS incurred PIK Exit Fees totaling $3.1 million, which were recorded at fair value within "Other noncurrent liabilities" on the unaudited condensed consolidated balance sheets.

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

        Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends at the rate of 5.75% per annum (the Dividend Rate) on the Liquidation Preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, in common stock of the Company, or a combination thereof, and are payable on March 1, June 1, September 1 and December 1 of each year. During the nine months ended September 30, 2015, the Company incurred cumulative, declared dividends of $14.5 million by paying $4.7 million in cash and issuing approximately 6.8 million shares of common stock. As of September 30, 2015, cumulative, undeclared dividends on the Series A Preferred Stock amounted to approximately $1.2 million.

        The Series A Preferred Stock has no maturity date, is not redeemable by the Company at any time, and will remain outstanding unless converted by the holders or mandatorily converted by the Company. Each share of Series A Preferred Stock is convertible, at the holder's option at any time, into approximately 162.4431 shares of common stock of the Company (which is equivalent to a

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

conversion price of approximately $6.16 per share), subject to specified adjustments as set forth in the Series A Designation. Based on the initial conversion rate and preferred shares outstanding, approximately 56.0 million shares of common stock of the Company would have been issuable upon conversion of all the shares of Series A Preferred Stock. On or after June 6, 2018, the Company may, at its option, give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of common stock of the Company at the conversion rate (as defined in the Series A Designation), if the closing sale price of the Company's common stock equals or exceeds 150% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. As of September 30, 2015, 100,066 shares of Series A Preferred Stock have been converted into approximately 16.3 million shares of common stock.

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

Common Stock

        During the second quarter of 2015, the Company entered into several exchange agreements with holders of the Company's senior unsecured notes in which they agreed to exchange an aggregate $258.0 million principal amount of their senior notes for approximately 144.8 million shares of the Company's common stock. The Company recorded the issuance of common shares at fair value on the various dates the debt for equity exchanges occurred.

        On March 18, 2015, the Company entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with BMO Capital Markets Corp., Jefferies LLC and MLV & Co. LLC (collectively, the Managers). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell, from time to time through the Managers, shares of its common stock having an aggregate offering price of up to $150 million (the Shares). Sales of the Shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange at market prices, or as otherwise agreed by the Company and the Managers. For the nine months ended September 30,

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

2015, the Company sold approximately 9.4 million shares for net proceeds of approximately $15.1 million, after deducting offering expenses. The shares sold have been registered under the Securities Act pursuant to a Registration Statement on Form S-3 (No. 333-188640), which was filed with the SEC and became effective March 13, 2015. The Company plans to use any net proceeds from the offering to repay a portion of outstanding borrowings under its Senior Credit Agreement and for general corporate purposes.

        On May 22, 2014, with stockholder approval, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to increase its authorized common stock by approximately 670.0 million shares for a total of 1.34 billion authorized shares of common stock.

Warrants

        In February 2012, in conjunction with the issuance of the Convertible Note, the Company issued warrants to purchase 36.7 million shares of the Company's common stock at an exercise price of $4.50 per share of common stock, which the Company refers to as the February 2012 Warrants. The Company allocated $43.6 million to the February 2012 Warrants which is reflected in additional paid-in capital in stockholders' equity, net of $0.6 million in issuance costs. The February 2012 Warrants entitled the holders to exercise the warrants in whole or in part at any time prior to the expiration date of February 8, 2017.

        On March 9, 2015, in conjunction with the HALRES Note Amendment, the Company entered into an amendment to the February 2012 Warrants, the Warrant Amendment, which extends the term of the February 2012 Warrants from February 8, 2017 to February 8, 2020 and adjusts the exercise price of the February 2012 Warrants from $4.50 to $2.44 per share. The Amendments were approved by the Company's stockholders on May 6, 2015, in accordance with the rules of the New York Stock Exchange. The Company expensed approximately $14.1 million for the change in the fair value of the February 2012 Warrants immediately before and after the Warrant Amendment in "Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants" on the unaudited condensed consolidated statements of operations. See Note 4, "Long-term debt," for further discussion of the Amendments.

Incentive Plan

        On May 8, 2006, the Company's stockholders first approved the 2006 Long-Term Incentive Plan (the Plan). On May 6, 2015, shareholders last approved an increase in authorized shares under the Plan from 41.5 million to 81.5 million. As of September 30, 2015 and December 31, 2014, a maximum of 44.0 million and 5.1 million shares of common stock, respectively, remained reserved for issuance under the Plan.

        The Company accounts for share-based payment accruals under authoritative guidance on stock compensation, as set forth in ASC 718. The guidance requires all share-based payments to employees and directors, including grants of performance units, stock options, and restricted stock, to be recognized in the financial statements based on their fair values.

        For the three and nine months ended September 30, 2015, the Company recognized $3.0 million and $11.2 million, respectively, of share-based compensation expense. For the three and nine months

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

ended September 30, 2014, the Company recognized $4.6 million and $13.8 million, respectively, of share-based compensation expense. These were recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

Performance Share Units

        As of September 30, 2015 and 2014, the Company had outstanding performance share units (PSU) under the Plan covering 1.6 million shares of common stock granted to senior management of the Company in 2014. The PSU provides that the number of shares of common stock received upon vesting will vary if the market price of the Company's common stock exceeds certain pre-established target thresholds as measured by the average of the adjusted closing price of a share of the Company's common stock during the sixty trading days preceding the third anniversary of issuance, or the measurement date. The PSU utilizes $4.00 as the floor price, below which the PSU will not vest and will expire. If the average market price at the measurement date is equal to $4.00, the PSU will vest and represent the right to receive 50% of the number of shares of common stock underlying the PSU. At $7.00, the PSU will vest and represent the right to receive the full number of shares of common stock underlying the PSU; and at $10.00, the PSU will vest and represent the right to receive 200% of the number of shares of common stock underlying the PSU. All stock price targets are subject to customary adjustments based upon changes in the Company's capital structure. In the event the average market price falls between targeted price thresholds, the PSU will represent the right to receive a proportionate number of shares. The Company has reserved for issuance under the Plan the maximum number of shares that participants might have the right to receive upon vesting of the PSU, or 3.2 million shares of common stock.

        At September 30, 2015, the Company had $2.3 million of unrecognized compensation expense related to non-vested PSU to be recognized over a weighted-average period of 1.4 years. At September 30, 2014, the Company had $4.0 million of unrecognized compensation expense related to non-vested PSU to be recognized over a weighted-average period of 2.4 years.

Stock Options

        During the nine months ended September 30, 2015, the Company granted stock options under the Plan covering 3.6 million shares of common stock to employees of the Company. These stock options have exercise prices ranging from $1.57 to $1.97 with a weighted average exercise price of $1.92. These awards typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At September 30, 2015, the Company had $6.6 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.0 years.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

Restricted Stock

        During the nine months ended September 30, 2015, the Company granted 2.4 million shares of restricted stock under the Plan to directors and employees of the Company. These restricted shares were granted at prices ranging from $1.22 to $1.97 with a weighted average price of $1.74. Employee shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six-months from the date of grant. At September 30, 2015, the Company had $9.7 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.0 years.

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

        In assessing the need for a valuation allowance on the Company's deferred tax assets, the Company considers possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. A significant item of objective negative evidence considered was the cumulative book loss over the three-year period ended December 31, 2014 driven primarily by the full cost ceiling impairments over that period, which limits the ability to consider other subjective evidence such as the Company's anticipated future growth. Based upon the evaluation of the available evidence the Company continued to record a valuation allowance against its net deferred tax assets as of September 30, 2015.

        The Company recorded an income tax provision of $6.2 million on a pre-tax loss of $1.5 billion for the nine months ended September 30, 2015 primarily due to the valuation allowance partially offset by estimated alternative minimum tax of $5.1 million and Texas franchise tax of $1.1 million. For the nine months ended September 30, 2014, the Company recorded an income tax benefit of $1.3 million on pre-tax income of $55.9 million due to the valuation allowance offset by expected refunds from the filing of certain prior year tax returns during the three months ended September 30, 2014.

        During the first quarter of 2014, the Internal Revenue Service commenced an audit of GeoResources' tax returns for the tax years ending December 31, 2010 through August 1, 2012. The audit closed during April 2015 resulting in a favorable adjustment to the Company of $0.1 million.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EARNINGS PER COMMON SHARE

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic:
Net income (loss) available to common stockholders	$123,528	$186,853	$(1,582,246)	$35,597

Weighted average basic number of common shares outstanding	586,053	416,470	517,624	415,264

Basic net income (loss) per share of common stock	$0.21	$0.45	$(3.06)	$0.09

Diluted:
Net income (loss) available to common stockholders	$123,528	$186,853	$(1,582,246)	$35,597

Net income from assumed conversions	8,860	9,004	—	—

Net income (loss) available to common stockholders after assumed conversions	$132,388	$195,857	$(1,582,246)	$35,597

Weighted average basic number of common shares outstanding	586,053	416,470	517,624	415,264
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	741	Anti-dilutive	452
Exercise of February 2012 Warrants	Anti-dilutive	7,549	Anti-dilutive	5,226
Vesting of restricted shares	Anti-dilutive	2,609	Anti-dilutive	1,608
Vesting of performance units	—	463	—	483
Conversion of Convertible Note	118,717	64,371	Anti-dilutive	Anti-dilutive
Conversion of Series A preferred stock	50,012	56,043	Anti-dilutive	Anti-dilutive

Weighted average diluted number of common shares outstanding	754,782	548,246	517,624	423,033

Diluted net income (loss) per share of common stock	$0.18	$0.36	$(3.06)	$0.08

        Common stock equivalents, including stock options, warrants and restricted shares totaling 65.7 million shares for the three months ended September 30, 2015 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive. Common stock equivalents, including stock options, warrants, restricted shares, convertible debt, and preferred stock totaling 238.8 million shares for the nine months ended September 30, 2015 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net loss. Common stock equivalents totaling 9.9 million and 144.2 million shares for the three and nine months ended September 30, 2014, respectively, were not

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EARNINGS PER COMMON SHARE (Continued)

included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

13. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$69,542	$104,370
Joint interest accounts	77,991	140,352
Accrued settlements on derivate contracts	37,803	25,929
Affiliated partnership	146	661
Other	5,765	5,247

	$191,247	$276,559

Prepaids and other:
Prepaids	$6,808	$6,030
Income tax receivable	—	2,991
Other	53	58

	$6,861	$9,079

Accounts payable and accrued liabilities:
Trade payables	$60,980	$60,512
Accrued oil and natural gas capital costs	101,963	308,604
Revenues and royalties payable	76,933	100,498
Accrued interest expense	46,898	82,942
Accrued employee compensation	10,540	3,171
Accrued lease operating expenses	20,190	29,681
Drilling advances from partners	11,837	21,220
Affiliated partnership	414	762
Other	6,840	360

	$336,595	$607,750

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's obligations under its Second Lien Notes, Third Lien Notes and senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company's existing 100% owned subsidiaries, other than HK TMS. See Note 4, "Long-term Debt," for information regarding the Company's Senior Credit Agreement, Second Lien Notes, Third Lien Notes and senior unsecured notes. On June 16, 2014, the Company contributed undeveloped acreage in Mississippi and Louisiana that management believes is prospective for the TMS to HK TMS. See Note 9, "Mezzanine Equity," for a discussion of the restrictions on the transfer of assets between the Company and HK TMS.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

        The following condensed consolidating balance sheets, condensed consolidating statements of operations, and condensed consolidating statements of cash flows for the parent company, subsidiary guarantors on a combined basis, the non-guarantor subsidiary, the consolidating adjustments and the total consolidated amounts are presented as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014. Investments in the subsidiaries are accounted for under the equity method. Such condensed consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had these subsidiaries operated as independent entities.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$117,529	$4,316	$—	$121,845
Natural gas	—	5,058	—	—	5,058
Natural gas liquids	—	2,615	—	—	2,615

Total oil, natural gas and natural gas liquids sales	—	125,202	4,316	—	129,518
Other	—	421	—	—	421

Total operating revenues	—	125,623	4,316	—	129,939

Operating expenses:
Production:
Lease operating	—	21,686	562	—	22,248
Workover and other	—	4,773	(4)	—	4,769
Taxes other than income	—	11,811	291	—	12,102
Gathering and other	—	9,091	—	—	9,091
Restructuring	—	434	—	—	434
General and administrative	13,704	7,314	383	(374)	21,027
Depletion, depreciation and accretion	496	73,680	5,401	(2,506)	77,071
Full cost ceiling impairment	—	475,801	33,575	2,506	511,882

Total operating expenses	14,200	604,590	40,208	(374)	658,624

Income (loss) from operations	(14,200)	(478,967)	(35,892)	374	(528,685)
Other income (expenses):
Net gain (loss) on derivative contracts	—	204,621	—	—	204,621
Interest expense and other, net	(85,956)	28,722	(744)	1	(57,977)
Gain (loss) on extinguishment of debt	535,141	—	—	—	535,141

Total other income (expenses)	449,185	233,343	(744)	1	681,785

Income (loss) before income taxes	434,985	(245,624)	(36,636)	375	153,100
Income tax benefit (provision)	(6,224)	6,121	—	(5,922)	(6,025)
Equity in earnings of subsidiary, net of tax	(301,037)	(61,534)	—	362,571	—

Net income (loss)	127,724	(301,037)	(36,636)	357,024	147,075
Series A preferred dividends	(4,196)	—	—	—	(4,196)
Preferred dividends and accretion on redeemable noncontrolling interest	—	—	(19,351)	—	(19,351)

Net income (loss) available to common stockholders	$123,528	$(301,037)	$(55,987)	$357,024	$123,528

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Three Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$282,644	$5,219	$—	$287,863
Natural gas	—	8,248	—	—	8,248
Natural gas liquids	—	10,273	—	—	10,273

Total oil, natural gas and natural gas liquids sales	—	301,165	5,219	—	306,384
Other	—	125	—	—	125

Total operating revenues	—	301,290	5,219	—	306,509

Operating expenses:
Production:
Lease operating	—	27,869	225	—	28,094
Workover and other	—	5,773	—	—	5,773
Taxes other than income	76	28,382	74	—	28,532
Gathering and other	—	7,460	—	—	7,460
General and administrative	18,591	10,621	1,613	(1,256)	29,569
Depletion, depreciation and accretion	685	132,756	4,161	(2,024)	135,578
Full cost ceiling impairment	—	—	20,893	(20,893)	—

Total operating expenses	19,352	212,861	26,966	(24,173)	235,006

Income (loss) from operations	(19,352)	88,429	(21,747)	24,173	71,503
Other income (expenses):
Net gain (loss) on derivative contracts	—	163,287	—	—	163,287
Interest expense and other, net	(79,212)	40,907	(145)	—	(38,450)

Total other income (expenses)	(79,212)	204,194	(145)	—	124,837

Income (loss) before income taxes	(98,564)	292,623	(21,892)	24,173	196,340
Income tax benefit (provision)	—	1,423	482	(610)	1,295
Equity in earnings of subsidiary, net of tax	290,376	(3,671)	—	(286,705)	—

Net income (loss)	191,812	290,375	(21,410)	(263,142)	197,635
Series A preferred dividends	(4,959)	—	—	—	(4,959)
Preferred dividends and accretion on redeemable noncontrolling interest	—	—	(5,823)	—	(5,823)

Net income (loss) available to common stockholders	$186,853	$290,375	$(27,233)	$(263,142)	$186,853

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$390,526	$13,842	$—	$404,368
Natural gas	—	17,595	—	—	17,595
Natural gas liquids	—	10,572	—	—	10,572

Total oil, natural gas and natural gas liquids sales	—	418,693	13,842	—	432,535
Other	—	1,622	—	—	1,622

Total operating revenues	—	420,315	13,842	—	434,157

Operating expenses:
Production:
Lease operating	—	79,616	1,650	—	81,266
Workover and other	—	11,614	—	—	11,614
Taxes other than income	—	36,407	839	—	37,246
Gathering and other	—	30,583	—	—	30,583
Restructuring	—	2,664	—	—	2,664
General and administrative	44,056	23,951	1,818	(1,727)	68,098
Depletion, depreciation and accretion	1,688	285,878	15,171	(5,328)	297,409
Full cost ceiling impairment	—	1,927,431	81,759	5,328	2,014,518

Total operating expenses	45,744	2,398,144	101,237	(1,727)	2,543,398

Income (loss) from operations	(45,744)	(1,977,829)	(87,395)	1,727	(2,109,241)
Other income (expenses):
Net gain (loss) on derivative contracts	—	216,805	—	—	216,805
Interest expense and other, net	(254,716)	78,288	(3,778)	—	(180,206)
Gain (loss) on extinguishment of debt	557,907	—	—	—	557,907
Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants	(8,219)	—	—	—	(8,219)

Total other income (expenses)	294,972	295,093	(3,778)	—	586,287

Income (loss) before income taxes	249,228	(1,682,736)	(91,173)	1,727	(1,522,954)
Income tax benefit (provision)	(6,224)	—	—	—	(6,224)
Equity in earnings of subsidiary, net of tax	(1,811,251)	(128,515)	—	1,939,766	—

Net income (loss)	(1,568,247)	(1,811,251)	(91,173)	1,941,493	(1,529,178)
Series A preferred dividends	(13,999)	—	—	—	(13,999)
Preferred dividends and accretion on redeemable noncontrolling interest	—	—	(39,069)	—	(39,069)

Net income (loss) available to common stockholders	$(1,582,246)	$(1,811,251)	$(130,242)	$1,941,493	$(1,582,246)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$841,193	$6,911	$—	$848,104
Natural gas	—	27,965	—	—	27,965
Natural gas liquids	—	28,396	—	—	28,396

Total oil, natural gas and natural gas liquids sales	—	897,554	6,911	—	904,465
Other	—	4,337	—	—	4,337

Total operating revenues	—	901,891	6,911	—	908,802

Operating expenses:
Production:
Lease operating	—	95,349	351	—	95,700
Workover and other	—	12,550	—	—	12,550
Taxes other than income	228	82,597	177	—	83,002
Gathering and other	—	18,119	—	—	18,119
Restructuring	—	987	—	—	987
General and administrative	55,850	33,765	3,889	(3,394)	90,110
Depletion, depreciation and accretion	2,038	383,652	4,883	(1,617)	388,956
Full cost ceiling impairment	—	61,165	20,893	(20,893)	61,165
Other operating property and equipment impairment	—	3,789	—	—	3,789

Total operating expenses	58,116	691,973	30,193	(25,904)	754,378

Income (loss) from operations	(58,116)	209,918	(23,282)	25,904	154,424
Other income (expenses):
Net gain (loss) on derivative contracts	—	8,589	—	—	8,589
Interest expense and other, net	(237,307)	130,331	(138)	—	(107,114)

Total other income (expenses)	(237,307)	138,920	(138)	—	(98,525)

Income (loss) before income taxes	(295,423)	348,838	(23,420)	25,904	55,899
Income tax benefit (provision)	—	1,295	(80)	80	1,295
Equity in earnings of subsidiary, net of tax	345,898	(4,236)	—	(341,662)	—

Net income (loss)	50,475	345,897	(23,500)	(315,678)	57,194
Series A preferred dividends	(14,878)	—	—	—	(14,878)
Preferred dividends and accretion on redeemable noncontrolling interest	—	—	(6,719)	—	(6,719)

Net income (loss) available to common stockholders	$35,597	$345,897	$(30,219)	$(315,678)	$35,597

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash	$—	$109	$6,145	$—	$6,254
Accounts receivable	88	179,974	11,189	(4)	191,247
Receivables from derivative contracts	—	327,535	—	—	327,535
Restricted cash	—	—	16,541	—	16,541
Inventory	—	3,964	81	—	4,045
Prepaids and other	635	5,983	243	—	6,861

Total current assets	723	517,565	34,199	(4)	552,483

Oil and natural gas properties (full cost method):
Evaluated	—	6,503,277	284,242	(4,350)	6,783,169
Unevaluated	—	1,596,756	220,481	—	1,817,237

Gross oil and natural gas properties	—	8,100,033	504,723	(4,350)	8,600,406
Less—accumulated depletion	—	(5,005,211)	(256,655)	4,350	(5,257,516)

Net oil and natural gas properties	—	3,094,822	248,068	—	3,342,890

Other operating property and equipment:
Gas gathering and other operating assets	12,472	117,433	175	—	130,080
Less—accumulated depreciation	(8,209)	(12,246)	(43)	—	(20,498)

Net other operating property and equipment	4,263	105,187	132	—	109,582

Other noncurrent assets:
Receivables from derivative contracts	—	73,583	—	—	73,583
Debt issuance costs, net	42,598	—	—	—	42,598
Deferred income taxes	1,794	125,829	—	—	127,623
Intercompany notes and accounts receivable	4,789,961	246,428	—	(5,036,389)	—
Investment in subsidiary	—	145,637	—	(145,637)	—
Equity in oil and natural gas partnership	—	4,082	—	—	4,082
Funds in escrow and other	515	1,406	—	—	1,921

Total assets	$4,839,854	$4,314,539	$282,399	$(5,182,030)	$4,254,762

Current liabilities:
Accounts payable and accrued liabilities	$—	$364,209	$6,844	$(34,458)	$336,595
Asset retirement obligations	—	144	—	—	144
Current portion of deferred income taxes	1,794	125,829	—	—	127,623

Total current liabilities	1,794	490,182	6,844	(34,458)	464,362

Long-term debt	3,111,229	—	—	—	3,111,229
Other noncurrent liabilities:
Liabilities from derivative contracts	—	623	—	—	623
Asset retirement obligations	—	41,075	994	—	42,069
Intercompany notes and accounts payable	246,428	4,789,961	—	(5,036,389)	—
Investment in subsidiary	1,007,465	—	—	(1,007,465)	—
Other	—	163	7,143	—	7,306
Commitments and contingencies
Mezzanine equity:
Redeemable noncontrolling interest	—	—	156,235	—	156,235
Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	61	—	—	—	61
Additional paid-in capital	3,278,858	—	403,677	(403,677)	3,278,858
Retained earnings (accumulated deficit)	(2,805,981)	(1,007,465)	(292,494)	1,299,959	(2,805,981)

Total stockholders' equity	472,938	(1,007,465)	111,183	896,282	472,938

Total liabilities and stockholders' equity	$4,839,854	$4,314,539	$282,399	$(5,182,030)	$4,254,762

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash	$—	$15	$43,698	$—	$43,713
Accounts receivable	—	262,543	14,858	(842)	276,559
Receivables from derivative contracts	—	352,530	—	—	352,530
Restricted cash	—	—	16,131	—	16,131
Inventory	—	4,619	74	—	4,693
Prepaids and other	372	8,707	—	—	9,079

Total current assets	372	628,414	74,761	(842)	702,705

Oil and natural gas properties (full cost method):
Evaluated	—	6,169,553	225,617	(4,350)	6,390,820
Unevaluated	—	1,558,412	271,374	—	1,829,786

Gross oil and natural gas properties	—	7,727,965	496,991	(4,350)	8,220,606
Less—accumulated depletion	—	(2,797,606)	(159,782)	4,350	(2,953,038)

Net oil and natural gas properties	—	4,930,359	337,209	—	5,267,568

Other operating property and equipment:
Gas gathering and other operating assets	14,523	112,103	178	—	126,804
Less—accumulated depreciation	(6,522)	(8,259)	(17)	—	(14,798)

Net other operating property and equipment	8,001	103,844	161	—	112,006

Other noncurrent assets:
Receivables from derivative contracts	—	151,324	—	—	151,324
Debt issuance costs, net	55,904	—	—	—	55,904
Deferred income taxes	(54)	136,880	—	—	136,826
Intercompany notes and accounts receivable	4,891,427	239,250	—	(5,130,677)	—
Investment in subsidiary	803,786	274,553	—	(1,078,339)	—
Equity in oil and natural gas partnership	—	4,309	—	—	4,309
Funds in escrow and other	515	684	2,634	—	3,833

Total assets	$5,759,951	$6,469,617	$414,765	$(6,209,858)	$6,434,475

Current liabilities:
Accounts payable and accrued liabilities	$—	$592,340	$50,706	$(35,296)	$607,750
Asset retirement obligations	—	106	—	—	106
Current portion of deferred income taxes	1,794	135,032	—	—	136,826

Total current liabilities	1,794	727,478	50,706	(35,296)	744,682

Long-term debt	3,746,736	—	—	—	3,746,736
Other noncurrent liabilities:
Liabilities from derivative contracts	—	9,387	—	—	9,387
Asset retirement obligations	—	37,538	833	—	38,371
Intercompany notes and accounts payable	239,250	4,891,427	—	(5,130,677)	—
Other	2	1	5,961	—	5,964
Commitments and contingencies
Mezzanine equity:
Redeemable noncontrolling interest	—	—	117,166	—	117,166
Stockholders' equity:
Preferred stock	—	—	—	—	—
Common stock	42	—	—	—	42
Additional paid-in capital	2,995,402	—	402,351	(402,351)	2,995,402
Retained earnings (accumulated deficit)	(1,223,275)	803,786	(162,252)	(641,534)	(1,223,275)

Total stockholders' equity	1,772,169	803,786	240,099	(1,043,885)	1,772,169

Total liabilities and stockholders' equity	$5,759,951	$6,469,617	$414,765	$(6,209,858)	$6,434,475

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(289,053)	$615,736	$5,511	$—	332,194
Cash flows from investing activities:
Oil and natural gas capital expenditures	—	(489,084)	(42,657)	—	(531,741)
Proceeds received from sale of oil and natural gas assets	—	1,111	—	—	1,111
Other operating property and equipment capital expenditures	(772)	(9,144)	3	—	(9,913)
Advances to subsidiary	120,402	—	—	(120,402)	—
Funds held in escrow and other	—	1,877	—	—	1,877

Net cash provided by (used in) investing activities	119,630	(495,240)	(42,654)	(120,402)	(538,666)

Cash flows from financing activities:
Proceeds from borrowings	1,579,000	—	—	—	1,579,000
Repayments of borrowings	(1,392,000)	—	—	—	(1,392,000)
Debt issuance costs	(25,703)	—	—	—	(25,703)
Series A preferred dividends	(4,656)	—	—	—	(4,656)
Common stock issued	15,354	—	—	—	15,354
Restricted cash	—	—	(410)	—	(410)
Proceeds from subsidiary	—	(120,402)	—	120,402	—
Offering costs and other	(2,572)	—	—	—	(2,572)

Net cash provided by (used in) financing activities	169,423	(120,402)	(410)	120,402	169,013

Net increase (decrease) in cash	—	94	(37,553)	—	(37,459)
Cash at beginning of period	—	15	43,698	—	43,713

Cash at end of period	$—	$109	$6,145	$—	$6,254

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the three and nine months ended September 30, 2015 and 2014 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

        Our average daily oil and natural gas production increased slightly in the first nine months of 2015 compared to the same period in the prior year. During the first nine months of 2015, production averaged 41,696 barrels of oil equivalent (Boe) per day (Boe/d) compared to average daily production of 40,769 Boe/d during the first nine months of 2014. The increase in production compared to the prior year period was driven primarily by operated drilling results and increased production volumes associated with the development of properties in the Bakken/Three Forks and the Eagle Ford formation in East Texas (which we refer to as "El Halcón"). These areas collectively accounted for an increase of approximately 2,400 Boe/d. This increase was partially offset by production decreases from our divestiture of non-core properties during 2014. During the first nine months of 2015, we participated in the drilling of 160 gross (38.1 net) wells, all of which were completed and capable of production. During the three months ended September 30, 2015, production averaged 40,739 Boe/d and we spent $124.0 million on oil and natural gas capital expenditures, of which $87.3 million related to drilling and completion costs.

        Oil and natural gas prices are inherently volatile and decreased considerably over the latter half of 2014 and have remained low in 2015. In response to this we have significantly curtailed our capital spending, reduced operating costs, and have incurred substantial asset impairments, primarily as a result of the full cost ceiling test calculation. Sustained lower commodity prices will continue to have a material impact upon our full cost ceiling test calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. If the average of the oil and natural gas prices for the first day of each month for the trailing 12-month period ended September 30, 2015 had been $50.37 per barrel for oil and $2.66 per million British thermal units for natural gas, holding all other factors constant, our ceiling test limitation related to the net book value of our proved oil and natural gas properties would have been reduced by an additional $527.4 million. The foregoing prices were calculated using a simple average of the oil and natural gas prices on the first day of the month for each of the 10 months ended October 2015, with the crude oil price for October 2015 of $44.74 per barrel held constant for the remaining two months to create a trailing 12-month period. As a consequence of the reduction in the ceiling test limitation, our ceiling test impairment would have increased by an additional $527.4 million, partly as a result of a decrease in our proved undeveloped reserves of approximately 39%, primarily due to certain locations that would not be economical when using these prices. The foregoing calculation of the impact of lower commodity prices was prepared assuming that all inputs and factors other than oil and natural gas prices remain constant, thereby isolating the impact of commodity prices on our ceiling test limitation and proved reserves. Price is only one variable in the estimation of our proved reserves, and other factors could have a significant impact on future reserves and the present value of future cash flows, including, but not limited to, extensions and discoveries, changes in costs, drilling results, well performance and changes in our development plans. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and this estimate should not be construed as indicative of our development plans or future results.

Recent Developments

Amendments to the Senior Credit Agreement

        On September 10, 2015, in conjunction with the issuance of the Third Lien Notes (defined below), we entered into the Eleventh Amendment to our Senior Credit Agreement (the Eleventh Amendment) which, among other things, permitted us to incur the debt under the Third Lien Notes and to grant the liens in connection therewith; excluded the Third Lien Notes for the calculation of the total secured debt to EBITDA ratio; and reduced the borrowing base under our Senior Credit Agreement to $850.0 million. On October 29, 2015, our borrowing base under the Senior Credit Agreement was reaffirmed at $850.0 million with the next redetermination scheduled for spring of 2016.

        On May 1, 2015, in conjunction with the issuance of the Second Lien Notes (defined below), we entered into the Tenth Amendment to our Senior Credit Agreement (the Tenth Amendment) which among other things, permitted us to incur the debt under the Second Lien Notes and to grant the liens in connection therewith; replaced the interest coverage ratio covenant that had been modified in the Ninth Amendment with a covenant that requires the ratio of our total secured debt (excluding the Third Lien Notes pursuant the Eleventh Amendment) to EBITDA be no greater than 2.75 to 1.00; reduced the borrowing base; and extended the maturity date of the Senior Credit Agreement to August 1, 2019. Prior to the Tenth Amendment, under the Ninth Amendment executed on February 25, 2015, the Senior Credit Agreement had a required minimum coverage of interest expenses of not less than 2.0 to 1.0 through March 31, 2016 and not less than 2.5 to 1.0 for subsequent periods.

Senior Unsecured Notes Exchanged for Senior Secured Third Lien Notes

        On September 10, 2015, we issued approximately $1.02 billion aggregate principal amount of new 13.0% third lien senior secured notes due 2022 (the Third Lien Notes) in exchange for approximately $497.2 million principal amount of our 9.75% senior notes due 2020, $774.7 million principal amount of our 8.875% senior notes due 2021, and $294.4 million principal amount of our 9.25% senior notes due 2022 in privately negotiated transactions with certain holders of our outstanding senior unsecured notes. The Company recorded the issuance of the Third Lien Notes at par value and also recognized a

$535.1 million net gain on the extinguishment of debt, as a $548.2 million gain on the exchange was partially offset by the writedown of $13.1 million associated with related issuance costs and discounts and premiums for the respective unsecured notes. The net gain is recorded in "Gain (loss) on extinguishment of debt" in the unaudited condensed consolidated statements of operations. At closing, we paid all accrued and unpaid interest since the respective interest payment dates of the notes surrendered in the exchange. Interest on the Third Lien Notes accrues at a rate of 13.0% per annum, payable semi-annually on February 15 and August 15, commencing on February 15, 2016. The Third Lien Notes mature on February 15, 2022. The Third Lien Notes are secured by third-priority liens on the same collateral securing our Senior Credit Agreement and Second Lien Notes. The Third Lien Notes are governed by an Indenture dated September 10, 2015, which contains affirmative and negative covenants substantially similar to those governing our outstanding Second Lien Notes. The Third Lien Notes are fully and unconditionally guaranteed on a senior basis by our subsidiary guarantors' assets and by certain future subsidiaries of ours.

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

Amendments to Convertible Note and February 2012 Warrants

        On March 9, 2015, we entered into an amendment (the HALRES Note Amendment) to our convertible note in the principal amount of $289.7 million due 2017 (the Convertible Note). The HALRES Note Amendment extends the maturity date of the Convertible Note by three years, from February 8, 2017 to February 8, 2020. The Convertible Note originally provided for prepayment without premium or penalty at any time after February 8, 2014, at which time it also became convertible into shares of the Company's common stock at a conversion price of $4.50 per share. These dates have been extended and the conversion price has been adjusted, such that at any time after March 9, 2017, we may prepay the Convertible Note without premium or penalty, and HALRES may elect to convert all or any portion of unpaid principal and interest outstanding under the Convertible Note to shares of our common stock at a conversion price of $2.44 per share, subject to adjustments for stock splits and other customary anti-dilution provisions as set forth in the Convertible Note. At the same time, we also entered into an amendment (the Warrant Amendment, and collectively with the HALRES Note Amendment, the Amendments) to our five year warrants (the February 2012 Warrants) which extends the term of the February 2012 Warrants from February 8, 2017 to February 8, 2020 and adjusts the exercise price of the February 2012 Warrants from $4.50 to $2.44 per share. The Amendments were approved by our stockholders on May 6, 2015, in accordance with the rules of the New York Stock Exchange.

Issuance of Senior Secured Second Lien Notes due 2020

        On May 1, 2015, we completed the issuance of $700 million aggregate principal amount of 8.625% senior secured notes due 2020 (the Second Lien Notes) in a private offering. The Second Lien Notes were issued at par. The net proceeds from the sale of the Second Lien Notes were approximately

$686.2 million (after deducting offering fees and expenses). We used the net proceeds from the offering to repay a majority of the then outstanding borrowings under our Senior Credit Agreement. Interest on the Second Lien Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2015. The Second Lien Notes will mature on February 1, 2020. The Second Lien Notes are secured by second-priority liens on substantially all of our and our subsidiary guarantors' assets that secure our Senior Credit Agreement.

Long-Term Debt Exchanged for Common Stock

        During the second quarter of 2015, we entered into several exchange agreements with holders of our senior unsecured notes in which they agreed to exchange an aggregate $258.0 million principal amount of their senior unsecured notes for approximately 144.8 million shares of our common stock.

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

Equity Distribution Agreement

        On March 18, 2015, we entered into an Equity Distribution Agreement (the Equity Distribution Agreement) with BMO Capital Markets Corp., Jefferies LLC and MLV & Co. LLC (collectively, the Managers). Pursuant to the terms of the Equity Distribution Agreement, we may sell, from time to time through the Managers, shares of our common stock having an aggregate offering price of up to $150 million (the Shares). Sales of the Shares, if any, will be made by means of ordinary brokers' transactions through the facilities of the New York Stock Exchange at market prices, or as otherwise agreed by us and the Managers. For the nine months ended September 30, 2015, we sold approximately 9.4 million shares for net proceeds of approximately $15.1 million, after deducting offering expenses.

Capital Resources and Liquidity

        Our near-term capital spending requirements are expected to be funded with cash flows from operations. In addition, we have the ability to draw on our Senior Credit Agreement, which has a current borrowing base of $850.0 million. Our borrowing base is redetermined on a semi-annual basis (with us and the lenders each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations) and adjusted based on the estimated value of our oil and natural gas reserves, the amount and cost of our other indebtedness and other relevant factors. On October 29, 2015, our borrowing base under the Senior Credit Agreement was reaffirmed at $850.0 million with the next redetermination scheduled for spring of 2016. Our ability to utilize the full amount of our borrowing capacity is influenced by a variety of factors, including redeterminations of our borrowing base and covenants under our Senior Credit Agreement and our senior debt indentures. Our Senior Credit Agreement contains customary financial and other covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and a covenant that requires the ratio of our total secured debt to EBITDA be no greater than 2.75 to 1.0. Pursuant to the Eleventh Amendment, the Third Lien Notes are excluded from the calculation of total secured debt to EBITDA ratio. We are also subject to additional covenants limiting dividends and other restricted payments, transactions with affiliates, incurrence of debt, changes of control, asset sales, and liens on properties. Additionally, the indentures governing our senior debt contain covenants limiting our ability to incur additional indebtedness, including borrowings under our Senior Credit Agreement, unless we meet one of two alternative tests. The first test, the fixed charge coverage ratio test, applies to all indebtedness and requires that after giving effect to the incurrence of additional debt the ratio of our adjusted consolidated EBITDA (as defined in our indentures) to our adjusted consolidated interest expense over the trailing four fiscal quarters will be at least 2.0 to 1.0. The second test allows us to incur additional indebtedness, beyond the limitations of the fixed charge coverage ratio test, as long as this additional debt is incurred under Credit Facilities (as defined in our indentures) and, in the case of certain secured indebtedness, the amount thereof is not more than, subject to certain exceptions, the greater of (i) $950 million, (ii) the borrowing base in effect under our Senior Credit Agreement, and (iii) 30% of our adjusted consolidated net tangible assets, or ACNTA, and, in the case of unsecured indebtedness, the amount thereof is not more than the greater of the fixed sum of $750 million or 30% of our ACNTA. ACNTA is defined in all of our indentures and is determined primarily by the value of discounted future net revenues from proved oil and natural gas reserves plus the capitalized cost attributable to our unevaluated properties. At September 30, 2015, under the effective borrowing base of $850.0 million, we had $44.0 million of indebtedness outstanding under our Senior Credit Agreement, $1.6 million of letters of credit outstanding and approximately $804.4 million of borrowing capacity available. At September 30, 2015, we were in compliance with the financial covenants under the Senior Credit Agreement.

        Our ability to meet our debt covenants and our capacity to incur additional indebtedness will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. For example, lower oil and natural gas prices could result in a redetermination of the borrowing base under our Senior Credit Agreement at a lower level and reduce our adjusted consolidated EBITDA, as well as our ACNTA, and thus could reduce our ability to incur indebtedness. Our strategic divestitures of non-core producing properties in favor of investing in undeveloped acreage, coupled with our current drilling plans have also impacted our near-term ability to comply with certain debt covenants by reducing our production and reserves on a current and, for purposes of covenant calculations, a pro forma historical basis, as drilling takes time to replace these losses. Of course, over the longer term, we expect that our strategy and our investments will result in increased production and reserves, lower lease operating costs and more abundant drilling opportunities. As a consequence, we constantly monitor our liquidity and capital resources, endeavor to anticipate potential covenant compliance issues and work with the lenders under our Senior Credit Agreement to address any such issues ahead of time.

        We have obtained amendments to the covenants under our Senior Credit Agreement under circumstances where we anticipated that it might be challenging for us to comply with our financial covenants for a particular period of time. During 2013, we obtained amendments to the calculation of the interest coverage ratio covenant under our Senior Credit Agreement allowing us to annualize our quarterly EBITDA because, among other things, we anticipated that our strategic decision to divest various non-core producing properties and invest in the acquisition and drilling of undeveloped acreage would have caused us to fall below the interest coverage ratio. We requested a reduction in the minimum required interest coverage ratio of 2.0 to 1.0 for 2014 and 2015 and those requests were granted on March 21, 2014 and again on February 25, 2015, respectively. With the Tenth Amendment and the issuance of the Second Lien Notes, the interest coverage ratio was replaced with a total secured debt to EBITDA ratio and with the Eleventh Amendment, in the calculation of total secured debt to EBITDA ratio the Third Lien Notes are excluded. The basis for recent amendment and waiver requests is similar to those described above, i.e., the potential for us to fall out of compliance primarily as a result of our strategic decision to divest producing properties, invest extensively in undeveloped acreage and the long lead times associated with replacing lost production through our drilling program and, in the case of the Eleventh Amendment, due to our desire to reduce overall debt through the exchange of Third Lien Notes for unsecured notes. Declining commodity prices have also adversely impacted our ability to comply with these covenants. As part of our plan to manage liquidity risks, we have scaled back our capital expenditures budget, focused our drilling program on our highest return projects, and we continue to explore opportunities to divest non-core properties.

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

        We strive to maintain financial flexibility while pursuing our drilling plans and evaluating potential acquisitions, and will therefore likely continue to access capital markets (if available on acceptable terms) as necessary to, among other things, maintain substantial borrowing capacity under our Senior Credit Agreement, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position and infrastructure projects while sustaining sufficient operating cash levels. Our ability to complete future debt and equity offerings and maintain or increase our borrowing base is subject to a number of variables, including our level of oil and natural gas production, reserves and commodity prices, as well as various economic and market conditions that have historically affected the oil and natural gas industry. Even if we are otherwise successful in growing our reserves and production, if oil and natural gas prices decline for a sustained period of time, our ability to fund our capital expenditures, complete acquisitions, reduce debt, meet our financial obligations and become profitable may be materially impacted.

        We are exposed to various risks, including energy commodity price risk. When oil, natural gas, and natural gas liquids prices decline significantly, as they did in the latter half of 2014 and throughout 2015, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against future declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include costless collars, swaps, and deferred put options. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, generally our objective is to hedge approximately 70% to 80% of our current and anticipated production for the next 18 to 24 months. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivatives contracts for speculative trading purposes.

Cash Flow

        Our primary sources of cash for the nine months ended September 30, 2015 and 2014 were from operating and financing activities. In the first nine months of 2015, cash generated by operating and financing activities was used to fund our drilling and completion program. See "Results of Operations" for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash is summarized as follows:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows provided by (used in) operating activities	$332,194	$581,890
Cash flows provided by (used in) investing activities	(538,666)	(927,252)
Cash flows provided by (used in) financing activities	169,013	437,216

Net increase (decrease) in cash	$(37,459)	$91,854

        Operating Activities.    Net cash provided by operating activities for the nine months ended September 30, 2015 and 2014, was $332.2 million and $581.9 million, respectively. Key drivers of net operating cash flows are commodity prices, production volumes, lower operating costs and realized settlements on our derivative contracts.

        The $332.2 million of operating cash flows for the nine months ended September 30, 2015 primarily reflect the impact of realized settlements on our derivative contracts, which largely mitigated the decrease in revenues due to lower commodity prices, as compared to the prior year period. Cash operating expenses also decreased over the prior year period.

        The $581.9 million of operating cash flows for the nine months ended September 30, 2014 primarily reflect the impact of increased production from our developmental drilling activities which drove an increase in revenues, as compared to the prior year period, and outpaced related operating expenses. Increased revenues were driven by the increase in production volumes from our Bakken/Three Forks and El Halcón areas.

        Investing Activities.    The primary driver of cash used in investing activities is capital spending, specifically drilling and completions and, to a lesser extent, the acquisition of unevaluated leasehold acreage in our target areas. Net cash used in investing activities was approximately $538.7 million and $927.3 million for the nine months ended September 30, 2015 and 2014, respectively.

        During the first nine months of 2015, we spent $531.7 million on oil and natural gas capital expenditures, of which $418.7 million related to drilling and completion costs and the remainder was primarily associated with capitalized interest, leasing and seismic data. We have significantly decreased our planned capital spending for 2015, as compared to capital expenditure levels in prior years, in response to the significant decrease in crude oil prices over the latter half of 2014 and throughout 2015, and due to the expectation that prices may not recover in the near term. Cash paid for drilling and completion costs during the first nine months of 2015 were attributable to both costs incurred before we slowed our drilling and completion program and costs related to wells spud or drilled during the period.

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

        On December 20, 2013, we entered into a carry and earning agreement, as amended (the Agreement) with an independent third party (Seller) associated with the acquisition of certain properties believed to be prospective for the Tuscaloosa Marine Shale (TMS), primarily in Wilkinson County, Mississippi and in West Feliciana and East Feliciana Parishes, Louisiana. The agreement required us to fund up to $189.4 million (the Carry Amount) in exchange for approximately 117,870 net acres. We paid $62.5 million of the Carry Amount at closing on February 28, 2014 and the remaining $126.9 million during the three months ended June 30, 2014, reflected as "Advance on carried interest" in the accompanying unaudited condensed consolidating statements of cash flows. The Carry Amount is to be used by the Seller to fund wells prospective for the TMS to be drilled by the Seller (the Carry Wells) on the Seller's retained acreage. As part of the transaction, we will also receive a 5% working interest in the Carry Wells. As of December 31, 2014, approximately $71.9 million of the Carry Amount remained in escrow to be spent by the Seller and as of September 30, 2015, the Carry Amount was fully expended.

        During the nine months ended September 30, 2014, we spent an additional $40.4 million on other operating property and equipment capital expenditures, of which $29.6 million pertained to pipelines and related infrastructure projects, and a majority of the remainder was spent on leasehold improvements.

        Financing Activities.    Net cash flows provided by financing activities were $169.0 million and $437.2 million for the nine months ended September 30, 2015 and 2014, respectively. The primary drivers of cash provided by financing activities for the nine months ended September 30, 2015 were proceeds received from the issuance of our Second Lien Notes and net borrowings on our Senior Credit Agreement.

        On May 1, 2015, we completed the issuance of $700.0 million aggregate principal amount of our Second Lien Notes. The net proceeds to us from the offering were approximately $686.2 million after deducting commissions and offering expenses and were used to repay a majority of the then outstanding borrowings under our Senior Credit Agreement.

        During the first nine months of 2015, cash flows from financing activities were modestly impacted by sales of our common stock under the Equity Distribution Agreement. For the nine months ended September 30, 2015, we sold approximately 9.4 million shares for net proceeds of approximately $15.1 million, after deducting offering expenses.

        The primary driver of cash provided by financing activities for the nine months ended September 30, 2014 was net borrowings on our Senior Credit Agreement. In addition, on June 16, 2014, we entered into a transaction with Apollo by selling 150,000 preferred interests in HK TMS, which holds all of our acreage in Mississippi and Louisiana believed to be prospective for the TMS. Apollo contributed $150 million to HK TMS and we contributed all our assets related to the TMS as well as $50 million in cash. The proceeds from Apollo were allocated to the components of the transaction, resulting in approximately $110.1 million of proceeds associated with the issuance of HK TMS preferred stock and approximately $4.5 million associated with Apollo's rights to additional preferred shares within cash flows from financing activities and the aforementioned $33.8 million investing cash flows related to the overriding royalty conveyance. The proceeds are to be used to develop the TMS.

Contractual Obligations

        We lease corporate office space in Houston, Texas; and Denver, Colorado as well as a number of other field office locations. Rent expense was approximately $6.4 million and $6.0 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2014 disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, approximating $53.2 million in the aggregate, and containing various expiration dates through 2024.

        In addition, we have commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2018. During the first quarter of 2015, we terminated a drilling rig contract early in response to the recent decline in crude oil prices, and as such, incurred an early termination fee of $6.0 million, paid over the first half of 2015. If certain requirements are not met by two separate trigger dates, the first being January 1, 2017 and the second being January 12, 2020, we may incur up to an additional $3.0 million in connection with this drilling rig contract. In addition, we have a new drilling rig commitment that began on May 1, 2015, for which we are currently incurring a stacking fee of $17,000 per day. The contract term for this drilling rig commitment extends through the second quarter of 2018. Early termination of our other drilling rig commitments would result in termination penalties approximating $34.3 million, which would be in lieu of the remaining $50.9 million of drilling rig commitments as of September 30, 2015.

        We have entered into various long-term gathering, transportation and sales contracts with respect to production from the Bakken/Three Forks formations in North Dakota. As of September 30, 2015, we had in place ten long-term crude oil contracts and six long-term natural gas contracts in this area.

Under the terms of these contracts, we have committed a substantial portion of our Bakken/Three Forks production for periods ranging from one to ten years from the date of first production. The sales prices under these contracts are based on posted market rates. Historically, we have been able to meet our delivery commitments.

        On December 20, 2013, we entered into a carry and earning agreement with a Seller, associated with the acquisition of certain properties believed to be prospective for the TMS, primarily in Wilkinson County, Mississippi and in West Feliciana and East Feliciana Parishes, Louisiana. The agreement required us to fund up to $189.4 million in exchange for approximately 117,870 net acres. We paid $62.5 million of the Carry Amount at closing on February 28, 2014 and the remaining $126.9 million during the three months ended June 30, 2014, reflected as "Advance on carried interest" in the accompanying unaudited condensed consolidating statements of cash flows. The Carry Amount is to be used by the Seller to fund wells prospective for the TMS to be drilled by the Seller (the Carry Wells) on the Seller's retained acreage. As part of the transaction, we will also receive a 5% working interest in the Carry Wells. As of December 31, 2014, approximately $71.9 million of the Carry Amount remained in escrow to be spent by the Seller and as of September 30, 2015, the Carry Amount was fully expended.

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

Results of Operations

Three Months Ended September 30, 2015 and 2014

        We reported net income of $147.1 million and $197.6 million for the three months ended September 30, 2015 and 2014, respectively. The following table summarizes key items of comparison and their related change for the periods indicated.

	Three Months Ended September 30,
In thousands (except per unit and per Boe amounts)	2015	2014	Change
Net income (loss)	$147,075	$197,635	$(50,560)
Operating revenues:
Oil	121,845	287,863	(166,018)
Natural gas	5,058	8,248	(3,190)
Natural gas liquids	2,615	10,273	(7,658)
Other	421	125	296
Operating expenses:
Production:
Lease operating	22,248	28,094	(5,846)
Workover and other	4,769	5,773	(1,004)
Taxes other than income	12,102	28,532	(16,430)
Gathering and other	9,091	7,460	1,631
Restructuring	434	—	434
General and administrative:
General and administrative	17,992	24,978	(6,986)
Share-based compensation	3,035	4,591	(1,556)
Depletion, depreciation and accretion:
Depletion—Full cost	74,651	132,968	(58,317)
Depreciation—Other	1,967	2,183	(216)
Accretion expense	453	427	26
Full cost ceiling impairment	511,882	—	511,882
Other income (expenses):
Net gain (loss) on derivative contracts	204,621	163,287	41,334
Interest expense and other, net	(57,977)	(38,450)	(19,527)
Gain (loss) on extinguishment of debt	535,141	—	535,141
Income tax (provision) benefit	(6,025)	1,295	(7,320)
Production:
Oil—MBbls	2,993	3,301	(308)
Natural Gas—Mmcf	2,300	2,398	(98)
Natural gas liquids—MBbls	371	306	65
Total MBoe(1)	3,748	4,007	(259)
Average daily production—Boe(1)	40,739	43,554	(2,815)
Average price per unit(2):
Oil price—Bbl	$40.71	$87.20	$(46.49)
Natural gas price—Mcf	2.20	3.44	(1.24)
Natural gas liquids price—Bbl	7.05	33.57	(26.52)
Total per Boe(1)	34.56	76.46	(41.90)
Average cost per Boe:
Production:
Lease operating	$5.94	$7.01	$(1.07)
Workover and other	1.27	1.44	(0.17)
Taxes other than income	3.23	7.12	(3.89)
Gathering and other	2.43	1.86	0.57
Restructuring	0.12	—	0.12
General and administrative:
General and administrative	4.80	6.23	(1.43)
Share-based compensation	0.81	1.15	(0.34)
Depletion	19.92	33.18	(13.26)

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

        For the three months ended September 30, 2015, oil, natural gas and natural gas liquids revenues decreased $176.9 million as compared to the same period in 2014 primarily due to lower average realized prices. Average realized prices (excluding the effects of hedging arrangements) decreased from $76.46 per Boe to $34.56 per Boe, representing a 55% decrease from the prior year period. Oil and natural gas prices are inherently volatile and decreased significantly over the latter half of 2014 and throughout 2015. Sustained lower commodity prices will continue to impact our oil, natural gas and natural gas liquids revenues. Average daily production also slightly decreased from the prior year period.

        Lease operating expenses decreased $5.8 million for the three months ended September 30, 2015 due to our divestiture of non-core properties in 2014 which, historically, had higher operating costs, as well as our efforts to reduce costs and become a more efficient operator. Lease operating expenses were $5.94 per Boe for the three months ended September 30, 2015, compared to $7.01 per Boe for the same period in 2014. The decrease in lease operating expenses per Boe primarily results from our efforts to reduce costs in our core operating areas.

        Taxes other than income decreased $16.4 million for the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to lower oil, natural gas and natural gas liquids revenues attributable to significantly lower commodity prices. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $3.23 per Boe and $7.12 per Boe for the three months ended September 30, 2015 and 2014, respectively.

        Gathering and other expenses for the three months ended September 30, 2015 and 2014 were $9.1 million and $7.5 million, respectively. Approximately $7.2 million of expenses incurred for the three months ended September 30, 2015 relate to gathering and other fees paid on our oil and natural gas production. Also included is $1.6 million of rig stacking charges. One drilling rig, whose contract began on May 1, 2015, is currently being stacked in response to the decline in crude oil prices.

        In 2015, we have had reductions in our workforce due to the decrease in our drilling and developmental activities planned for the year. We incurred approximately $0.4 million in severance costs related to the termination of certain employees during the three months ended September 30, 2015.

        General and administrative expense for the three months ended September 30, 2015 decreased $7.0 million to $18.0 million as compared to the same period in 2014. The decrease in general and administrative expenses results from decreases in payroll and related employee benefit costs of $2.5 million and professional fees of $3.3 million. On a per unit basis, general and administrative expenses were $4.80 per Boe and $6.23 per Boe, for the three months ended September 30, 2015 and 2014, respectively, representing a decline of 23%.

        Share-based compensation expense for the three months ended September 30, 2015 was $3.0 million, a decrease of $1.6 million compared to the same period in 2014. The decrease results from forfeitures and lower fair market values for new awards granted to employees and directors subsequent to the comparable prior year period.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense decreased $58.3 million over the prior year period. On a per unit basis, depletion expense was $19.92 per Boe for the three months ended September 30, 2015 compared to $33.18 per Boe for the three months ended September 30, 2014. The decrease in depletion expense and the depletion rate per Boe is attributable to decreases in the amortizable base due to the full cost ceiling test impairments since the prior year period.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling", based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment before income taxes of $511.9 million for the three months ended September 30, 2015. The ceiling test impairment for the three months ended September 30, 2015 was driven by a 17% decrease in the first-day-of-the-month average prices for crude oil used in the ceiling test calculation since June 30, 2015, when the first-day-of-the-month average price for crude oil was $71.68 per barrel. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. See "Overview" for a discussion and quantification of potential future ceiling impairments in an environment of sustained lower commodity prices.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we record the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At September 30, 2015, we had a $401.1 million derivative asset, $327.5 million of which was classified as current, and we had a $0.6 million derivative liability, all of which was classified as non-current associated with these contracts. We recorded a net derivative gain of $204.6 million ($89.7 million net unrealized gain and $114.9 million net realized gain on settled contracts) for the three months ended September 30, 2015 compared to a net derivative gain of $163.3 million ($169.7 million net unrealized gain and $6.4 million net realized loss on settled contracts), in the same period in 2014.

        Interest expense and other increased $19.5 million for the three months ended September 30, 2015 from the same period in 2014. Capitalized interest for the three months ended September 30, 2015 and 2014 was $28.8 million and $40.4 million, respectively. The decrease in capitalized interest was driven by decreases in our unevaluated properties since September 30, 2014, which is the basis of our capitalized interest calculation. Interest expense subject to capitalization increased to $86.1 million in the three months ended September 30, 2015 from $79.2 million in the comparable prior year period. The increase in interest subject to capitalization is attributed to the issuance of the Second Lien Notes on May 1, 2015.

        During the three months ended September 30, 2015, we entered into separate, privately negotiated exchange agreements with holders of our senior unsecured notes whereby we agreed to issue approximately $1.02 billion aggregate principal amount of Third Lien Notes in exchange for approximately $1.57 billion aggregate principal amount of senior unsecured notes held by such holders. We recorded a net gain on the extinguishment of debt of $535.1 million, as a $548.2 million gain on the exchange agreements was partially offset by the writedown of $13.1 million associated with related issuance costs and discounts and premiums for the respective senior unsecured notes exchanged.

        We recorded an income provision of $6.0 million for the three months ended September 30, 2015, compared to an income tax benefit of $1.3 million in the comparable prior period primarily due to the valuation allowance partially offset by estimated alternative minimum tax of $5.0 million and Texas franchise tax of $1.0 million. The effective tax rate for the three months ended September 30, 2015 was 3.9% compared to (0.7)% for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

        We reported a net loss of $1.5 billion and net income of $57.2 million for the nine months ended September 30, 2015 and 2014, respectively. The following table summarizes key items of comparison and their related change for the periods indicated.

	Nine Months Ended September 30,
In thousands (except per unit and per Boe amounts)	2015	2014	Change
Net income (loss)	$(1,529,178)	$57,194	$(1,586,372)
Operating revenues:
Oil	404,368	848,104	(443,736)
Natural gas	17,595	27,965	(10,370)
Natural gas liquids	10,572	28,396	(17,824)
Other	1,622	4,337	(2,715)
Operating expenses:
Production:
Lease operating	81,266	95,700	(14,434)
Workover and other	11,614	12,550	(936)
Taxes other than income	37,246	83,002	(45,756)
Gathering and other	30,583	18,119	12,464
Restructuring	2,664	987	1,677
General and administrative:
General and administrative	56,853	76,273	(19,420)
Share-based compensation	11,245	13,837	(2,592)
Depletion, depreciation and accretion:
Depletion—Full cost	289,959	381,152	(91,193)
Depreciation—Other	6,119	6,429	(310)
Accretion expense	1,331	1,375	(44)
Full cost ceiling impairment	2,014,518	61,165	1,953,353
Other operating property and equipment impairment	—	3,789	(3,789)
Other income (expenses):
Net gain (loss) on derivative contracts	216,805	8,589	208,216
Interest expense and other, net	(180,206)	(107,114)	(73,092)
Gain (loss) on extinguishment of debt	557,907	—	557,907
Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants	(8,219)	—	(8,219)
Income tax (provision) benefit	(6,224)	1,295	(7,519)
Production:
Oil—MBbls	9,096	9,343	(247)
Natural Gas—Mmcf	7,444	6,192	1,252
Natural gas liquids—MBbls	1,046	755	291
Total MBoe(1)	11,383	11,130	253
Average daily production—Boe(1)	41,696	40,769	927
Average price per unit(2):
Oil price—Bbl	$44.46	$90.77	$(46.31)
Natural gas price—Mcf	2.36	4.52	(2.16)
Natural gas liquids price—Bbl	10.11	37.61	(27.50)
Total per Boe(1)	38.00	81.26	(43.26)
Average cost per Boe:
Production:
Lease operating	$7.14	$8.60	$(1.46)
Workover and other	1.02	1.13	(0.11)
Taxes other than income	3.27	7.46	(4.19)
Gathering and other	2.69	1.63	1.06
Restructuring	0.23	0.09	0.14
General and administrative:
General and administrative	4.99	6.85	(1.86)
Share-based compensation	0.99	1.24	(0.25)
Depletion	25.47	34.25	(8.78)

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

        For the nine months ended September 30, 2015, oil, natural gas and natural gas liquids revenues decreased $471.9 million from the same period in 2014 due to lower average realized prices. Average realized prices (excluding the effects of hedging arrangements) decreased from $81.26 per Boe to $38.00 per Boe, representing a 53% decrease from the prior year period. Oil and natural gas prices are inherently volatile and decreased significantly over the latter half of 2014 and throughout 2015. Sustained lower commodity prices will continue to impact our oil, natural gas and natural gas liquids revenues. The impact of decreased prices was partially offset by increased production associated with the development of our core properties in the Bakken/Three Forks and El Halcón areas.

        Lease operating expenses decreased $14.4 million for the nine months ended September 30, 2015 due to our divestiture of non-core properties in 2014 which, historically, had higher operating costs, as well as our efforts to reduce costs and become a more efficient operator. Lease operating expenses were $7.14 per Boe for the nine months ended September 30, 2015, compared to $8.60 per Boe for the same period in 2014. The decrease in lease operating expenses per Boe primarily results from our efforts to reduce costs in our core operating areas.

        Taxes other than income decreased $45.8 million for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily due to lower oil, natural gas and natural gas liquids revenues attributable to significantly lower commodity prices. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $3.27 per Boe and $7.46 per Boe for the nine months ended September 30, 2015 and 2014, respectively.

        Gathering and other expenses for the nine months ended September 30, 2015 and 2014 were $30.6 million and $18.1 million, respectively. Approximately $21.1 million of expenses incurred for the nine months ended September 30, 2015 relate to gathering and other fees paid on our oil and natural gas production. Also included is a $6.0 million termination fee paid to early terminate one of our drilling rig contracts and $2.6 million of rig stacking fees. The decision to early terminate one drilling rig contract and stack another drilling rig was in response to the decline in crude oil prices.

        During 2015, we have had reductions in our workforce due to the decrease in our drilling and developmental activities planned for the year. We incurred approximately $2.7 million in severance costs and accelerated stock-based compensation expense related to the termination of certain employees during the period. For the nine months ended September 30, 2014, in conjunction with our divestitures of certain non-core properties, we incurred approximately $1.0 million in severance costs and accelerated stock-based compensation expense related to the termination of certain employees in these non-core areas.

        General and administrative expense for the nine months ended September 30, 2015 decreased $19.4 million to $56.9 million as compared to the same period in 2014. The decrease in general and administrative expenses results from decreases in professional fees, payroll and related employee benefit costs, and transaction expenses amounting to $8.3 million, $6.6 million and $1.3 million, respectively. On a per unit basis, general and administrative expenses were $4.99 per Boe and $6.85 per Boe, for the nine months ended September 30, 2015 and 2014, respectively.

        Share-based compensation expense for the nine months ended September 30, 2015 was $11.2 million, a decrease of $2.6 million compared to the same period in 2014. The decrease results from forfeitures and lower fair market values for new awards granted to employees and directors subsequent to the comparable prior year period.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense decreased $91.2 million for the nine months ended September 30, 2015 compared to the same period in 2014, primarily attributable to decreases in the amortizable base due to the full cost ceiling impairments since the prior year period. On a per unit basis, depletion expense was $25.47 per Boe for the nine months ended September 30, 2015 compared to $34.25 per Boe for the nine months ended September 30, 2014.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the net book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling" established by the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded full cost ceiling test impairments before income taxes totaling $2.0 billion for the nine months ended September 30, 2015, compared to a full cost ceiling test impairment before income taxes of $61.2 million for the nine months ended September 30, 2014. The ceiling test impairments in 2015 were driven by decreases in the first-day-of-the-month average prices for crude oil used in the ceiling test calculations since December 31, 2014, when the first-day-of-the-month average price for crude oil was $94.99 per barrel. Changes in commodity prices, production rates, reserve volumes, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. See "Overview" for a discussion and quantification of potential future ceiling impairments in an environment of sustained lower commodity prices.

        We review our gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360. For the nine months ended September 30, 2014, we recorded a non-cash impairment charge of $3.8 million related to the disposition of midstream infrastructure assets associated with certain non-core property divestitures.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At September 30, 2015, we had a $401.1 million derivative asset, $327.5 million of which was classified as current, and we had a $0.6 million derivative liability, all of which was classified as non-current. We recorded a net derivative gain of $216.8 million ($94.0 million net unrealized loss and $310.8 million net realized gain on settled contracts) for the nine months ended September 30, 2015 compared to a net derivative gain of $8.6 million ($36.9 million net unrealized gain and $28.3 million net realized loss on settled contracts and premium costs), in the same period in 2014.

        Interest expense and other increased $73.1 million for the nine months ended September 30, 2015 from the same period in 2014. Capitalized interest for the nine months ended September 30, 2015 and 2014 was $80.3 million and $129.5 million, respectively. The decrease in capitalized interest was driven by decreases in our unevaluated properties since September 30, 2014, which is the basis of our capitalized interest calculation. Interest expense subject to capitalization increased to $254.9 million in the nine months ended September 30, 2015 from $237.5 million in the comparable prior year period. The increase in interest subject to capitalization is due to our issuance of the Second Lien Notes on May 1, 2015.

        During the nine months ended September 30, 2015, we entered into separate, privately negotiated exchange agreements with holders of our senior unsecured notes whereby we agreed to issue approximately $1.02 billion aggregate principal amount of Third Lien Notes in exchange for approximately $1.57 billion aggregate principal amount of senior unsecured notes held by such holders.

As a result of these exchange agreements, we recorded a net gain on the extinguishment of debt of $535.1 million, as a $548.2 million gain on the exchanges was partially offset by the writedown of $13.1 million associated with related issuance costs and discounts and premiums for the respective senior unsecured notes exchanged. In addition, we also entered into several exchange agreements with holders of our senior unsecured notes whereby the holders agreed to exchange an aggregate $258.0 million principal amount of their senior unsecured notes for approximately 144.8 million shares of our common stock. As a result of these debt for equity exchanges, we recorded a net gain on the extinguishment of debt of $22.8 million, as a $26.6 million gain on the exchanges was partially offset by the writedown of $3.8 million associated with related issuance costs and discounts and premiums for the respective senior unsecured notes exchanged.

        During the nine months ended September 30, 2015, we entered into an amendment to our Convertible Note and to the February 2012 Warrants, in which we recorded a net gain on the extinguishment of the Convertible Note of $5.9 million and a net loss on the modification of the February 2012 Warrants of $14.1 million.

        We recorded an income tax provision of $6.2 million for the nine months ended September 30, 2015 primarily due to the valuation allowance partially offset by estimated alternative minimum tax of $5.1 million and Texas franchise tax of $1.1 million. We recorded an income tax benefit of $1.3 million for the comparable prior period due to an offsetting valuation allowance and expected tax refunds. The effective tax rate for the nine months ended September 30, 2015 was 0.4% compared to (2.3)% for the nine months ended September 30, 2014.

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

        We are also exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flows would decrease. Historically, we entered into interest rate swaps which reduce exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. At September 30, 2015 and 2014, we did not have any open positions converting our variable interest rate debt to fixed interest rates. We continue to monitor our exposure to interest rate fluctuations as we incur indebtedness with variable interest rates and enter into swaps in accordance with our risk management policy when we believe it is warranted.

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

        At September 30, 2015, total long-term debt was approximately $3.1 billion of which approximately 99% bears interest at a weighted average fixed interest rate of 10.2% per year. The remaining 1% of our total debt balance at September 30, 2015 bears interest at floating or market interest rates that, at our option, are tied to prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At September 30, 2015, the weighted average interest rate on our variable rate debt was 4.0% per year. If the balance of our variable rate debt at September 30, 2015 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.2 million per year.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2015. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently out of compliance with the New York Stock Exchange's minimum share price requirement and are at risk of the NYSE delisting our common stock, which could materially impair the liquidity and value of our common stock.

        Our common stock is currently listed on the New York Stock Exchange (NYSE). On August 25, 2015, we were notified by the NYSE that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by the NYSE. This year, through November 2, 2015, the closing price of our common stock ranged between a high of $2.23 per share on February 17, 2015 and a low of $0.53 per share on September 30, 2015. We need to bring our share price and consecutive thirty trading-day average share price, as measured on the last trading day of any calendar month during the sixth month period following receipt of the NYSE notice, above $1.00 per share or the NYSE will commence suspension and delisting procedures. In addition, if our common stock price remains below the $1.00 threshold and falls to the point where the NYSE considers the stock price to be "abnormally low," the NYSE has the discretion to begin delisting procedures immediately. There is no formal definition of "abnormally low" in the NYSE rules. Our stockholders have approved a one-for-five reverse stock split of our common stock, which can be implemented at the discretion of our board of directors at any time prior to the date of our next annual stockholders meeting; however, there can be no assurance that such action will be taken or, if taken, that a one-for-five reverse split of our common stock will bring our share price back above the $1.00 per share continued listing requirement.

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

        The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2015	878	$1.09	—	—
August 2015	3,319	1.10	—	—
September 2015	951	0.82	—	—

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

3.1		Amended and Restated Certificate of Incorporation of Halcón Resources Corporation dated May 6, 2015 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 7, 2015).

3.2		Fifth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed May 7, 2015).

4.1		Indenture dated as of September 10, 2015, by Halcón Resources Corporation, the guarantors from time to time party thereto, U.S. Bank National Association, as Trustee, the other Third Lien Representatives from time to time party thereto and U.S. Bank National Association, as Collateral Trustee (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed September 15, 2015).

10.1		Eleventh Amendment to Senior Revolving Credit Agreement, dated as of September 10, 2015, among Halcón Resources Corporation, as borrower, each of the guarantors party thereto, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed September 15, 2015).

10.2		Priority Confirmation Joinder, dated as of September 10, 2015, by and between JPMorgan Chase Bank, N.A., as Priority Lien Agent, and U.S. Bank National Association, as Third Lien Collateral Trustee (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed September 15, 2015).

10.3		Collateral Trust Agreement, dated as of September 10, 2015, by Halcón Resources Corporation, the guarantors from time to time party thereto, U.S. Bank National Association, as Trustee, the other Third Lien Representatives from time to time party thereto and U.S. Bank National Association, as Collateral Trustee (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 15, 2015).

10.4		Third Lien Security Agreement, dated as of September 10, 2015, by and among Halcón Resources Corporation, the grantors from time to time party thereto in favor of U.S. Bank National Association, as Collateral Trustee (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 15, 2015).

12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer

31.2	*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer

32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached hereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HALCÓN RESOURCES CORPORATION
November 6, 2015	By:	/s/ FLOYD C. WILSON
		Name:	Floyd C. Wilson
		Title:	Chairman of the Board and Chief Executive Officer
November 6, 2015	By:	/s/ MARK J. MIZE
		Name:	Mark J. Mize
		Title:	Executive Vice President, Chief Financial Officer and Treasurer
November 6, 2015	By:	/s/ JOSEPH S. RINANDO, III
		Name:	Joseph S. Rinando, III
		Title:	Senior Vice President, Chief Accounting Officer and Controller