Form 10-K/A
period 2015-12-31
HALCON RESOURCES CORP
filed 2016-04-25
CIK 1282648

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        This Form 10-K/A (this "Amendment") amends Halcón Resources Corporation's (the "Company") annual report on Form 10-K for the year ended December 31, 2015 (the "Original 10-K"), which was filed with the Securities and Exchange Commission (the "Commission") on February 26, 2016. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K, including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 and filing early, for the benefit of readers, copies of management and director compensation arrangements adopted subsequent to year end that are referenced in the Part III information. The Part III information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

        In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14, of the Original 10-K are hereby amended and restated in their entirety, and the Index to Exhibits of the Original 10-K is hereby amended and restated in its entirety.

        This Amendment reflects only the changes to the cover page, Items 10 through 14 of Part III and the Index to Exhibits described above. No other information included in the Original 10-K, including the information set forth in Part I and Part II, has been modified or updated in any way and, therefore, does not reflect any events which occurred subsequent to the filing of the Original 10-K.

        Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  The Board of Directors

        Our business and affairs are managed under the direction of our board of directors, or board. Our bylaws specify that we shall not have less than one nor more than fifteen directors, and our board currently has eleven members. Under our bylaws and our certificate of incorporation, each director holds office until the next annual meeting of stockholders and serves until the director's successor is duly elected and qualified, or until such director's earlier death, resignation or removal.

        The following table sets forth the names and ages of all of our current directors, the positions and offices with us held by such persons and the length of their continuous service as a director. Each of our directors serves for a term that will expire at our next annual meeting of stockholders.

Name	Director Since	Age	Position
Floyd C. Wilson	Feb. 2012	69	Chairman of the Board and Chief Executive Officer
Tucker S. Bridwell	Feb. 2012	64	Director
John W. Brown	Mar. 2016	69	Director
James W. Christmas	Feb. 2012	68	Lead Director
Thomas R. Fuller	Feb. 2012	68	Director
Kevin E. Godwin	Dec. 2012	49	Director
Paul P. Huffard IV	Mar. 2016	52	Director
David B. Miller.	Feb. 2012	66	Director
Daniel A. Rioux	Feb. 2012	48	Director
Michael A. Vlasic	Aug. 2012	55	Director
Mark A. Welsh IV	Feb. 2012	36	Director

        Floyd C. Wilson became Chairman and Chief Executive Officer in February 2012. Prior to February 2012, he was President of HALRES LLC, an oil and natural gas company that he founded in October 2011. Mr. Wilson served as Chairman of the Board and Chief Executive Officer of Petrohawk Energy Corporation from May 25, 2004 until BHP Billiton acquired Petrohawk for $15.1 billion, including assumed debt, in August 2011. Mr. Wilson also served as President of Petrohawk from May 25, 2004 until September 8, 2009. Prior to May 25, 2004, he was President and Chief Executive Officer of PHAWK, LLC which he founded in June 2003. Mr. Wilson was the Chairman and Chief Executive Officer of 3TEC Energy Corporation from August 1999 until its merger with Plains Exploration & Production Company in June 2003. Mr. Wilson founded W/E Energy Company L.L.C., formerly known as 3TEC Energy Company L.L.C. in 1998 and served as its President until August 1999. Mr. Wilson began his career in the energy business in Houston, Texas in 1970 as a completion engineer. He moved to Wichita, Kansas in 1976 to start an oil and gas operating company, one of several private energy ventures which preceded the formation of Hugoton Energy Corporation in 1987, where he served as Chairman, President and Chief Executive Officer. In 1994, Hugoton completed an initial public offering and was merged into Chesapeake Energy Corporation in 1998.

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

        Tucker S. Bridwell became a director in February 2012. Mr. Bridwell served as a director of Petrohawk Energy Corporation from May 2004 until December 2010. Mr. Bridwell has been the President of Mansefeldt Investment Corporation and the Dian Graves Owen Foundation since

September 1997 and manages investments in both entities. He has been in the energy business in various capacities for over 27 years, focusing on oil and gas private equity and public oil and gas investments with extensive experience in managing both public and private energy companies. Mr. Bridwell is a Certified Public Accountant and has practiced public accountancy, specializing in oil and gas. He earned a Bachelor of Business Administration degree and a Master of Business Administration degree from Southern Methodist University. He has also served on the audit committees of numerous businesses, including Petrohawk and non-profit organizations. Currently, he serves on the board of directors of Concho Resources, Inc. and First Financial Bankshares, Inc. He is also Lead Director and Chairman of the Nominating and Corporate Governance Committee of First Financial Bankshares, Inc. Mr. Bridwell previously served as Chairman of First Permian, LLC from 2000 until its sale to Energen Corporation in April 2002.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Bridwell's contributions to the board, determined that his experience in accounting, investing and management provide significant contributions to the Company's board of directors.

        John W. Brown became a director in March 2016. Since June 2005, Mr. Brown has served as Chairman of Par Investments, LLC, a private investment firm focused on energy related investments, and since July 1991, he has served as the General Partner of Premier Capital, Ltd., a private energy focused investment banking firm. From 2001 to 2003, Mr. Brown served as a Director of Friedman, Billings, Ramsey Group, a publicly traded full service banking firm focused on energy investment banking transactions. Prior to that, Mr. Brown served as an Associate of Private Energy Capital Investment at EnCap Investments, L.C. from 2000 to 2001; as the Founder and General Partner of WesAl Capital, Ltd., a private energy investment banking firm with the late William E. Simon, former Secretary of the Treasury and Alvin Shoemaker, former Chairman of First Boston from 1986 to 1991; and as the Founder, Shareholder and President of Westwood Resources Company, a privately held independent oil and gas company, from 1981 to 1984. Mr. Brown practiced law from 1973 until 1981. He earned a Bachelor of Arts Degree from Southern Methodist University and a Juris Doctor Degree and Master of Laws Degree from Southern Methodist University Law School.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Brown's contributions to the board, determined that his experience in energy related investment banking and years of service in oil and natural gas companies provide significant contributions to the Company's board of directors.

        James W. Christmas became a director in February 2012. Mr. Christmas began serving as a director of Petrohawk Energy Corporation on July 12, 2006, effective upon the merger of KCS Energy, Inc. ("KCS") into Petrohawk. He continued to serve as a director, and as Vice Chairman of the Board of Directors, for Petrohawk until BHP Billiton acquired all of Petrohawk in August 2011. He also served on the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Christmas served as a member of the Board of Directors of Petrohawk, a wholly-owned subsidiary of BHP Billiton, and as chair of the Financial Reporting Committee of such board until September 2014. He also serves on the Advisory Board of the Tobin School of Business of St. John's University. Mr. Christmas serves as a director of Rice Energy, as chairman of its audit committee and a member of its compensation committee, and as a director and member of the audit committee and compensation committee of Yuma Energy. He served as President and Chief Executive Officer of KCS from 1988 until April 2003 and Chairman of the Board and Chief Executive Officer of KCS until its merger into Petrohawk. Mr. Christmas was a Certified Public Accountant in New York and was with Arthur Andersen & Co. from 1970 until 1978 before leaving to join National Utilities & Industries ("NUI"), a diversified energy company, as Vice President and Controller. He remained with NUI until 1988, when NUI spun out its unregulated activities that ultimately became part of KCS. As an auditor and audit manager, controller and in his role as CEO of KCS, Mr. Christmas was directly or indirectly responsible for financial reporting and compliance with SEC regulations, and as such has extensive experience in reviewing and evaluating financial reports, as well as in evaluating executive and board performance and in recruiting directors.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Christmas's contributions to the board, determined that his prior experience as an executive and director and his past audit, accounting and financial reporting experience provide significant contributions to the Company's board of directors.

        Thomas R. Fuller became a director in February 2012. Mr. Fuller served as a director at Petrohawk Energy Corporation from March 6, 2006 until BHP Billiton acquired Petrohawk in August 2011. Mr. Fuller served on Petrohawk's Reserves Committee and was the Chairman of the Nominating and Corporate Governance Committee. Since December 1988, Mr. Fuller has been a principal of Diverse Energy Management Co. (or related "Diverse" companies), a private upstream acquisition, drilling and production company which also invests in other energy-related companies. Mr. Fuller has earned degrees from the University of Wyoming and the Louisiana State University School of Banking of the South and is a Registered Professional Engineer in Texas. He has 48 years of experience as a petroleum engineer, specializing in economic and reserves evaluation. He has served as an employee, officer, partner or director of various companies, including ExxonMobil, First City National Bank, Hillin Oil Co., Diverse Energy Management Co. and Rimco Royalty Partners. In February 2015, Mr. Fuller became a director of Azure Midstream Partners LP, a public company traded on the NYSE, and serves as a member of its Audit Committee. Mr. Fuller also serves as a director of privately held Azure Midstream Holdings. Mr. Fuller also has extensive experience in energy-related merger and acquisition transactions, having generated and closed over 90 producing property acquisitions during his career. As a primary lending officer to many independent energy companies, Mr. Fuller has extensive experience in analyzing and evaluating financial, business and operational strategies for energy companies.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Fuller's contributions to the board, determined that his petroleum engineering and energy-related acquisitions and analytical experience provide significant contributions to the Company's board of directors.

        Kevin E. Godwin became a director in December 2012. Mr. Godwin currently serves as a Senior Principal of Canada Pension Plan Investment Board in its Relationship Investments group, a position he has held since 2008. From 2005 to 2008, Mr. Godwin served as a Principal of Birch Hill Equity Partners L.P. From 1995 to 2005, he worked at TD Securities then TD Capital Group Limited, ultimately serving as Vice President and Director. Mr. Godwin began his professional career in 1989 with ICI Explosives then Stuart Energy serving as a Project Engineer. Mr. Godwin is a graduate of Queen's University (Kingston, Ontario), having received a Bachelor's Degree in Applied Science (Mechanical Engineering) in 1989. He also received a Masters Degree in Business Administration in 1995 from the Richard Ivey School of Business, University of Western Ontario. In 2012, Mr. Godwin received the ICD.D designation from the Institute of Corporate Directors. Mr. Godwin has served on the board of directors of several private companies.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Godwin's contributions to the board, determined that his background in finance and investment provide significant contributions to the Company's board of directors.

        Paul P. Huffard IV became a director in March 2016. Mr. Huffard currently serves as a Senior Advisor on the Advisory Counsel of Strategic Value Partners, a distressed and deep-value private equity firm. He also serves as Chairman of the Board of Directors of Vubiq Networks, Inc., a privately held wireless networking technology firm, and on the Board of Directors of CORE Media Group. From 1995 to 2014, Mr. Huffard served as a Senior Managing Director of The Blackstone Group where he provided financial and strategic advice to companies and creditors in situations involving financial restructuring, as well as to corporate parents and purchasers of distressed companies. Mr. Huffard's areas of expertise include business plan development, capital structure analysis and structuring, capital raising, mergers and acquisitions, valuation, negotiation and expert witness testimony. Prior to joining The Blackstone Group in 1995, Mr. Huffard gained investment banking experience at Smith, Barney, Harris, Upham & Co. and Hellmold Associates. He earned a Bachelor of Administration degree in Economics from Harvard College and a Master of Business Administration degree from the Kellogg School of Management at Northwestern University.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Huffard's contributions to the board, determined that his experience in business plan development, capital structure analysis and structuring, capital raising and financial restructuring provide significant contributions to the Company's board of directors.

        David B. Miller became a director in February 2012. Mr. Miller is a co-founder of EnCap Investments L.P. and currently serves as a Managing Partner of the firm. From 1988 to 1996, Mr. Miller served as President of PMC Reserve Acquisition Company, a partnership jointly-owned by EnCap and Pitts Energy Group. Prior to the establishment of EnCap, he served as Co-Chief Executive Officer of MAZE Exploration Inc., a Denver-based oil and gas company he co-founded in 1981. Mr. Miller began his professional career with Republic National Bank of Dallas, ultimately serving as Vice President and Manager of the bank's wholly-owned subsidiary, Republic Energy Finance Corporation. Mr. Miller is a graduate of Southern Methodist University, having received Bachelors and Masters Degrees in Business Administration in 1972 and 1973, respectively. He serves on the Board of Trustees at Southern Methodist University and also is a member of the Executive Board of the Edwin L. Cox School of Business. Mr. Miller is a recipient of Distinguished Alumnus Awards from both Southern Methodist University and the Cox School. In 2004, Mr. Miller was appointed to the National Petroleum Council, an advisory body to the Secretary of Energy, and he is a member of the Board of Advisors of the Maguire Energy Institute. Additionally, he is a member of the Independent Petroleum Association of America, the Texas Independent Producers and Royalty Owners Association, the Independent Petroleum Association of Mountain States and the Dallas Wildcat Committee. Mr. Miller currently serves on the board of directors of several EnCap portfolio companies.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Miller's contributions to the board, determined that his experience in upstream and midstream energy investments and energy-related acquisitions and financing provides significant contributions to the Company's board of directors.

        Daniel A. Rioux became a director in February 2012. Mr. Rioux is a Founder and Managing Partner of Old Ironsides Energy, LLC, an oil and gas investment firm that manages a multi-billion dollar portfolio. From April 2009 to August 2013, Mr. Rioux was Co-President and Chief Executive Officer of Liberty Energy Holdings, LLC. From 2001 to 2008, Mr. Rioux served as Vice President of Liberty Energy Holdings, LLC, where he had responsibility for all of the company's investment and management decisions. From 1993 until 2000, Mr. Rioux was employed by Liberty Energy Corporation, a subsidiary of Liberty Energy Holdings, LLC. Mr. Rioux currently serves as a director of Vermilion Cliffs Partners, a Fort Worth, Texas-based exploration and production company and Axia Energy, LLC, a Denver-based exploration and production company, as well as a manager of Discovery Midstream Holdings LLC, a Dallas-based company focused on the development, acquisition and operation of gas gathering and midstream oil and gas assets and Wildcat Midstream Holdings LLC, a company focused on the development, acquisition and operation of gas gathering and midstream oil and gas assets. Mr. Rioux previously served as a Director of Petrohawk Energy Corporation from 2004 to 2006 and as a director of Energy Transfer Equity from 2002 to 2006. He also served as a director of the Independent Petroleum Association of America from 2003 to 2011. Mr. Rioux holds a B.S. in Finance from Bryant College and an M.B.A from Babson College.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Rioux's contributions to the board, determined that his experience in energy banking, finance and service as a director of energy companies provide a significant contribution to the Company's board of directors.

        Michael A. Vlasic became a director in August 2012. Prior to his appointment as a director of the Company, Mr. Vlasic served on the board of directors of GeoResources, Inc. since April 2007. He also served on the board of managers of Southern Bay Energy, LLC from its inception in 2004 until it was acquired by GeoResources in April 2007. He previously was a Director of Texoil, Inc., where he served on its executive committee from 1997 until its sale to Ocean Energy Inc. in 2001. From July 1989 to December 2013 he served as Chief Executive Manager of Vlasic Investments L.L.C. In January 2014 he founded a private investment company, NBT Investments LLC. He is the founder and a Director of MAV Development Company. Mr. Vlasic has served in various executive positions, including CFO and President, of private companies in a variety of industries; including automobile and truck fleeting leasing, computer equipment leasing and services, oil and gas exploration and production, aircraft maintenance, management and leasing, and real estate development and construction. He has served on the investment committee of venture capital, private equity and direct lending investment funds. Mr. Vlasic serves on the board of Bessemer Trust Company and some of its affiliates. He also serves on the investment committee of HV Capital Investors. He is a 1982 graduate of Brown University and holds an MBA from the University of Michigan.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Vlasic's contributions to the board, determined that his industry experience and his previous board experience provide significant contributions to the Company's board of directors.

        Mark A. Welsh IV became a director in February 2012. Mr. Welsh currently serves as a Managing Director of EnCap Investments L.P. Mr. Welsh has 15 years of experience in private equity, including 10 years with EnCap. Prior to joining EnCap, Mr. Welsh served as a financial analyst with The Blackstone Group L.P. and as a Vice President with Adam Corporation. Mr. Welsh serves on the board of directors of several EnCap portfolio companies. Mr. Welsh received a Bachelor of Business Administration degree in Finance from Texas A&M University, where he was recognized with the Brown-Rudder Award as the outstanding graduate in his class.

        The Nominating and Corporate Governance Committee, in reviewing and assessing Mr. Welsh's contributions to the board, determined that his experience in upstream and midstream energy investments and energy-related acquisitions and financing provides significant contributions to the Company's board of directors.

  Meetings of Our Board of Directors and Committees of the Board

        Our board of directors has the responsibility for establishing our broad corporate policies and for our overall performance. However, the board of directors is not involved in our day-to-day operations. The board of directors is kept informed of our business through discussions with our Chairman and Chief Executive Officer and other officers, by reviewing analyses and reports provided to it on a regular basis, and by participating in board of directors and committee meetings. Our board of directors held 13 meetings during 2015, including telephonic meetings, and acted by unanimous written consent 10 times, and all directors attended at least 75% of the total meetings of the board of directors and the committees on which such director served during the fiscal year.

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

        Audit Committee.    The members of our Audit Committee are James W. Christmas, Kevin E. Godwin and Mark A. Welsh IV, with Mr. Christmas serving as the chairman. Our board of directors has determined that all members of our audit committee are financially literate within the meaning of SEC rules, under the current listing standards of the NYSE and in accordance with our audit committee charter. Our board of directors has also determined that all members of the audit committee are independent, within the meaning of SEC and NYSE regulations for independence for audit committee members, under our corporate governance guidelines, and in accordance with our audit committee charter. The board of directors has also determined that Mr. Christmas is an "audit committee financial expert" (as defined under SEC rules) because he possesses: (i) an understanding of generally accepted accounting principles in the United States of America and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Christmas has acquired these attributes by his educational background and by having held various positions that provided relevant experience, as described in his biographical information under "The Board of Directors" above.

        The Audit Committee is responsible for oversight of Company risks relating to accounting matters, financial reporting and related legal and regulatory compliance. The Audit Committee annually considers the qualifications and evaluates the performance of our independent auditor and selects and engages our independent auditor. The Audit Committee meets quarterly with representatives of the independent auditor and is available to meet at the request of the independent auditor. During these meetings, the Audit Committee receives reports regarding our books of accounts, accounting procedures, financial statements, audit policies and procedures, internal accounting and financial controls, and other matters within the scope of the Audit Committee's duties. The Audit Committee reviews the plans for and the results of audits for us and our subsidiaries. The Audit Committee reviews the independence of the independent auditor, and considers and authorizes the fees for both audit and non-audit services provided by the independent auditor. In 2015, our Audit Committee held four meetings.

        Compensation Committee.    The members of our Compensation Committee are Tucker S. Bridwell, Daniel A. Rioux, Michael A. Vlasic and Mark A. Welsh IV, with Mr. Vlasic serving as the chairman. Our board of directors has determined that each member of the Compensation Committee meets the NYSE standards for independence, and is a "non-employee director" as defined in Rule 16b-3 under the Exchange Act, an "outside director" as defined for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the enhanced independence requirements set forth in Rule 10C-1 under the Exchange Act.

        The Compensation Committee is entrusted with the overall responsibility for establishing, implementing and monitoring the compensation for our executive officers (our chief executive officer, president, each executive vice president, and each senior vice president). The Compensation Committee also administers our First Amended and Restated 2012 Long-Term Incentive Plan, or Plan, and approves restricted stock, stock option, and performance awards and other stock-based grants for our executive officers. In 2015, our Compensation Committee held seven meetings, including telephonic meetings and acted by unanimous written consent one time.

        Our Compensation Committee engaged Longnecker & Associates, Inc. ("Longnecker"), an outside independent compensation consulting firm, to assist the board of directors and the Compensation Committee in crafting our total compensation program for our executive officers for 2015 and to assist the board of directors in determining compensation for our non-employee directors. In connection with its engagement, Longnecker was tasked with, among other things, making recommendations to the

Compensation Committee regarding an appropriate compensation peer group, assisting the Compensation Committee in establishing a competitive executive compensation program and making recommendations and providing analysis regarding the compensation of our executive officers, including the named executive officers, discussed below under the heading "Executive Compensation."

        Nominating and Corporate Governance Committee.    The members of our Nominating and Corporate Governance Committee are Thomas R. Fuller, Daniel A. Rioux and Michael A. Vlasic, with Mr. Rioux serving as the chairman. Our board of directors has determined that all members of the Nominating and Corporate Governance Committee are independent pursuant to the NYSE rules, under our corporate governance guidelines, and in accordance with our nominating and corporate governance committee charter.

        Our Nominating and Corporate Governance Committee is responsible for identifying qualified candidates to be presented to our board of directors for nomination as directors, ensuring that our board of directors and our organizational documents are structured in a way that best serves our practices and objectives, and developing and recommending a set of corporate governance principles. The Nominating and Corporate Governance Committee may consider candidates for our board of directors from any reasonable source, including a search firm engaged by the Nominating and Corporate Governance Committee, recommendations of the board of directors, management or, in accordance with the procedures set forth in our bylaws, our stockholders. In 2015, our Nominating and Corporate Governance Committee held five meetings, including telephonic meetings.

        Reserves Committee.    The members of our Reserves Committee are Tucker S. Bridwell, Thomas R. Fuller and Kevin E. Godwin, with Mr. Fuller serving as the chairman. Our Reserves Committee is composed solely of non-employee directors who meet the "independence" standards of the NYSE, under our corporate governance guidelines and in accordance with our reserves committee charter. Our Reserves Committee has been formed to assist our board of directors with oversight in the preparation by independent petroleum engineers of annual and any special reserve reports and/or audits of the estimated amounts of our consolidated hydrocarbon reserves and related information. The Reserves Committee selects, engages and determines funding for the independent petroleum engineers who evaluate our hydrocarbon reserves and also determines their independence from the Company in accordance with, among other things, the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. In 2015, our Reserves Committee held six meetings, including telephonic meetings.

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

        Notwithstanding any reference to our website contained in this report, the information you may find on our website is not part of this report. We will also provide a printed copy of these documents, without charge, to stockholders who request copies in writing from Quentin R. Hicks, Senior Vice

President, Finance & Investor Relations, Halcón Resources Corporation, 1000 Louisiana St., Suite 6700, Houston, Texas 77002.

        Nomination Process.    The Nominating and Corporate Governance Committee will consider stockholder nominees for election as directors. Any stockholder nominations must be received by us not less than sixty (60) days nor more than ninety (90) days prior to the annual meeting; provided however, that in the event that less than seventy (70) days notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder, to be timely, must be received no later than the close of business on the tenth (10th) day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs. Nominations should be delivered to the Nominating and Corporate Governance Committee at the following address: The Halcón Resources Corporation Nominating and Corporate Governance Committee, c/o Daniel A. Rioux, Committee Chairman, Halcón Resources Corporation, 1000 Louisiana St., Suite 6700, Houston, Texas 77002. The stockholder's nomination notice must set forth: (i) as to each person whom the stockholder proposes to nominate for election or re-election as a director: (a) the name, age, business address and residence address of the person; (b) the principal occupation or employment and business experience of the person for at least the previous five years; (c) the class and number of shares of our capital stock which are beneficially owned by the person; and (d) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to the rules and regulations of the SEC under Section 14 of the Exchange Act; and (ii) as to the stockholder giving the notice: (a) the name and record address of the stockholder; and (b) the class and number of shares of our capital stock beneficially owned by the stockholder. Such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director, if elected. We may require any proposed nominee to furnish such other information as may reasonably be required by us to determine the eligibility of such proposed nominee to serve as a director.

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

        Our board believes that the Company is strengthened by the chairmanship of Mr. Wilson, who provides strategic, operational and technical expertise, vision and a proven ability to lead the Company. Our board believes that, under present circumstances, the interests of the Company and its stockholders are best served by the leadership and direction of Mr. Wilson as Chairman and CEO. Our board recognizes that no single leadership model is right for all companies and at all times and that, depending on the circumstances, other leadership models, such as a separate independent chairman of the board, might be appropriate.

        Mr. James W. Christmas, who is an independent and non-management director, has served as our Lead Director since January 21, 2015 following the resignation of Mr. James L. Irish III from our board of directors. A Lead Director is elected annually by our board and serves as a key component of our governance structure, subject to oversight by the independent members of our board. The Lead Director's responsibilities and authority generally include:

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

  •
  consulting with the Chairman regarding specific agenda items and additional materials for board meetings suggested by independent board members;

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

        Our corporate governance guidelines currently provide that non-management directors must meet at regularly scheduled executive sessions without management. Mr. Christmas, as Lead Director, presided over the executive sessions of our non-management directors during 2015. During 2015, our non-management directors held five executive sessions without management present, and Mr. Christmas presided over each executive session.

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

        Communications with Directors.    Our board welcomes communications from our stockholders and other interested parties. Stockholders and any other interested parties may send communications to our board, to any committee of our board, to the Lead Director, or to any director in particular to: c/o Halcón Resources Corporation, Attention: Corporate Secretary, 1000 Louisiana St., Suite 6700, Houston, Texas 77002. Any correspondence addressed to our board, to any committee of our board, to the Lead Director, or to any one of the directors in care of our offices is required to be forwarded to the addressee or addressees without review by any person to whom such correspondence is not addressed.

        Directors' Attendance at Stockholder Meetings.    Our corporate governance guidelines provide that our directors are encouraged, but not required, to attend annual meetings of our stockholders. None of our directors, other than Mr. Wilson, attended last year's annual meeting of stockholders.

  Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file certain reports with the SEC concerning their beneficial ownership of our equity securities. The SEC's regulations also require that a copy of all such Section 16(a) forms filed must be furnished to us by the executive officers, directors and greater than 10% stockholders. To our knowledge based solely on a review of copies of reports filed under Section 16(a) during the 2015 fiscal year and furnished to us, our directors, executive officers and holders of 10% or more of our shares timely filed reports required by Section 16(a), with the exception of one Form 5 filed late on behalf of Mr. Wilson relating to a gift of 11,000 shares to the Elijah B. Wilson Trust.

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

  Management

        The following table sets forth the names and ages of all of our executive officers, the positions and offices with us currently held by such persons and the months and years in which continuous service began:

Name	Executive Officer Since	Age	Position
Floyd C. Wilson	Feb. 2012	69	Chairman of the Board and Chief Executive Officer
Stephen W. Herod	May 2012	57	President
Mark J. Mize	Feb. 2012	44	Executive Vice President, Chief Financial Officer and Treasurer
David S. Elkouri	May 2012	62	Executive Vice President, Corporate Strategy and Chief Legal Officer
Quentin R. Hicks	Aug. 2013	41	Senior Vice President, Finance and Investor Relations
Leah R. Kasparek	May 2012	46	Senior Vice President, Human Resources
Tina S. Obut	Feb. 2013	51	Senior Vice President, Corporate Reserves
Joseph S. Rinando, III	May 2012	44	Senior Vice President, Chief Accounting Officer and Controller
Jon C. Wright	May 2012	46	Senior Vice President, Operations

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

        Stephen W. Herod has served as President since May 2012. Mr. Herod served as Executive Vice President—Corporate Development and Assistant Secretary of Petrohawk Energy Corporation from August 2005 until BHP Billiton acquired Petrohawk in August 2011. Mr. Herod served as Vice President—Corporate Development of Petrohawk from May 2004 until August 2005. Prior to joining Petrohawk, he was employed by PHAWK, LLC from its formation in June 2003 until May 2004. He served as Executive Vice President—Corporate Development for 3TEC Energy Corporation from December 1999 until its merger with Plains Exploration & Production Company in June 2003 and as Assistant Secretary from May 2001 until June 2003. Mr. Herod served as a director of 3TEC from July

1997 until January 2002. Mr. Herod served as the Treasurer of 3TEC from 1999 until 2001. From July 1997 to December 1999, Mr. Herod was Vice President—Corporate Development of 3TEC. Mr. Herod served as President and a director of Shore Oil Company from April 1992 until the merger of Shore with 3TEC's predecessor in June 1997. He joined Shore's predecessor as Controller in February 1991. Mr. Herod was employed by Conquest Exploration Company from 1984 until 1991 in various financial management positions, including Operations Accounting Manager. From 1981 to 1984, Superior Oil Company employed Mr. Herod as a financial analyst. Mr. Herod has a Bachelor of Science degree in finance and management from Oklahoma State University.

        Mark J. Mize has served as Executive Vice President, Chief Financial Officer and Treasurer since February 2012. Mr. Mize served as Executive Vice President—Chief Financial Officer and Treasurer of Petrohawk Energy Corporation from August 2007 until BHP Billiton acquired Petrohawk in August 2011. Mr. Mize served as the Chief Ethics Officer and Insider Trading Compliance Officer for Petrohawk until June 2009. Additionally, he served as Vice President, Chief Accounting Officer and Controller at Petrohawk from July 2005 until August 2007. Mr. Mize first joined Petrohawk in November 2004 as Controller. Prior to working at Petrohawk, Mr. Mize was the Manager of Financial Reporting of Cabot Oil & Gas Corporation, a public oil and gas exploration company, from January 2003 to November 2004. Prior to his employment at Cabot Oil & Gas Corporation, he was an Audit Manager with PricewaterhouseCoopers LLP from 1996 to 2002. Mr. Mize is a Certified Public Accountant and has a Bachelor degree in Accounting from the University of Houston.

        David S. Elkouri has served as Executive Vice President, Corporate Strategy and Chief Legal Officer since April 2014. Mr. Elkouri served as Executive Vice President, General Counsel from May 2012 to April 2014. Mr. Elkouri served as Executive Vice President—General Counsel and Secretary of Petrohawk Energy Corporation from 2007 until BHP Billiton acquired Petrohawk in August 2011. He also served as Chief Ethics Officer and Insider Trading Compliance Officer of Petrohawk. From 2004 to 2007, he served as lead outside counsel for Petrohawk. Prior to that, Mr. Elkouri served as lead outside counsel for 3TEC Energy Corporation from 1999 to 2003. He also served as lead outside counsel for Hugoton Energy Corporation from 1994 to 1998. Mr. Elkouri is a co-founder of Hinkle Law Firm LLC where he practiced for 20 years prior to joining Petrohawk. Mr. Elkouri is a graduate of the University of Kansas School of Law where he served as a Research Editor of the Kansas Law Review.

        Quentin R. Hicks has served as Senior Vice President, Finance and Investor Relations since January 2016. Mr. Hicks served as Vice President, Finance from August 2013 to January 2016. Mr. Hicks initially joined Halcón as Director of Financial Planning in August 2012 after GeoResources merged with Halcón. While with GeoResources, Mr. Hicks served as Director of Acquisitions and Financial Planning from 2011 to 2012. From 2004 to 2011, he worked in investment banking with Bear Stearns, Sanders Morris Harris and most recently Madison Williams, where he was a Director in their energy investment banking practice. Prior to that, Mr. Hicks worked as Manager of Financial Reporting for Continental Airlines. He began his career in 1998 working as an auditor for Ernst and Young LLP. Mr. Hicks graduated from Texas A&M University with a Bachelor of Business Administration and a Master of Science degree in accounting. In addition, he holds a Masters of Business Administration degree in finance from Vanderbilt University. Mr. Hicks is a Certified Public Accountant.

        Leah R. Kasparek has served as Senior Vice President, Human Resources since December 2014. Ms. Kasparek initially joined Halcón in February 2012. Prior to joining Halcón, Ms. Kasparek held numerous HR leadership positions across multiple industries including oil and gas, utilities and manufacturing. Ms. Kasparek served as Director of Human Resources at Southwestern Energy from 2009 to January 2012. She served as Vice President of Human Resources for CenterPoint Energy from 2004 until 2008. From 1996 to 2004, Ms. Kasparek was employed by Anheuser-Busch Companies and served as Vice President of Human Resources from 2001 until 2004. Ms. Kasparek has a Bachelor of Arts degree from the University of Southwestern Louisiana and a law degree from the University of Houston Law Center.

        Tina S. Obut has served as Senior Vice President, Corporate Reserves since December 2014. Ms. Obut served as Vice President, Corporate Reserves from February 2013 to December 2014. Ms. Obut served as Senior Manager of Petroleum Resources at BHP Billiton Petroleum from 2011 to 2012. Prior to that, she served as Senior Vice President, Corporate Reserves for Petrohawk Energy Corporation from 2006 until its sale to BHP Billiton in 2011. From 2004 to 2006, Ms. Obut served as Manager of Reservoir Engineering Evaluations at El Paso Production Company. In addition, she held various engineering, managerial and executive positions at Mission Resources, Ryder Scott Company and Chevron from 1989 to 2006. Ms. Obut has a Bachelor of Science degree in Petroleum Engineering from Marietta College, a Master of Science degree in Petroleum and Natural Gas Engineering from Penn State and a Master of Business Administration degree from the University of Houston. Ms. Obut is a Licensed Professional Engineer in the State of Texas (#82050).

        Joseph S. Rinando, III has served as Senior Vice President, Chief Accounting Officer and Controller since December 2014. Mr. Rinando served as Vice President and Chief Accounting Officer from May 2012 to December 2014. Mr. Rinando initially joined Halcón as Director of Finance in February 2012. Mr. Rinando served as Vice President and Chief Financial Officer of Wilson Industries, a Schlumberger company, from 2010 to 2012. Prior to joining Wilson, he served as Executive Vice President and Chief Financial Officer for Foxxe Energy Services, LLC, a private-equity owned international drilling rig contractor, from 2009 to 2010. Prior to Foxxe, Mr. Rinando served as Vice President and Corporate Controller of Smith International, Inc. from 2006 until 2009 and as Director of Financial Reporting from 2003 to 2006. From 1995 to 2003, he was in the Energy Practice of PricewaterhouseCoopers, LLP, most recently as an Audit Senior Manager, serving clients focused on exploration and production, natural gas transmission, power and utilities, petrochemicals and refining, and drilling. Mr. Rinando graduated Summa Cum Laude with a Bachelor of Business Administration degree in Accounting from Lamar University and is a Certified Public Accountant in the State of Texas.

        Jon C. Wright has served as Senior Vice President, Operations since December 2014. Mr. Wright served as Vice President, Operations from May 2012 to December 2014. Mr. Wright served as W. Rockies Operations Manager at Newfield Exploration from 2009 until 2012. Mr. Wright also served as Lead, Production for W. Oklahoma and Lead Drilling for Woodford Shale from 2005 until 2009. Prior to that, Mr. Wright was a Senior Drilling Engineer at BP from 2004 to 2005. He also served as Drilling Engineer from 2001 to 2004. From 1997 to 2001, he held various drilling positions for Conoco. Mr. Wright has a Bachelor of Science degree in Petroleum Engineering from Texas A&M University and a Master of Business Administration degree from Rice University.

ITEM 11.    EXECUTIVE COMPENSATION

        The following discussion of executive compensation contains descriptions of various employment-related agreements and employee benefit plans. These descriptions are qualified in their entirety by reference to the full text of the referenced agreements and plans, which have been filed by us as exhibits to our reports on Forms 10-K, 10-K/A, 10-Q and 8-K filed with the SEC.

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

        For the purposes of our discussion, our named executive officers for 2015 are:

Name	Title
Floyd C. Wilson	Chairman of the Board and Chief Executive Officer (our principal executive officer)
Stephen W. Herod	President
Mark J. Mize	Executive Vice President, Chief Financial Officer and Treasurer (our principal financial officer)
Charles E. Cusack III*	Executive Vice President and Chief Operating Officer
David S. Elkouri	Executive Vice President, Corporate Strategy and Chief Legal Officer

*
Left the Company effective March 1, 2016.

  Overview of Our Compensation Program

        We operate in a highly competitive environment and must recruit, motivate and retain the executive talent required to successfully manage and grow our business and to achieve our short and long-term business objectives. We use a competitive mix of fixed and at-risk compensation related to stockholder value and our overall performance to achieve our goals and to align the interests of senior management and key employees to those of our stockholders. We currently target total compensation for our senior management at the 50th percentile of our compensation peer group utilizing our independent compensation consultant's experience in the design of executive compensation in the U.S. exploration and production industry, as well as market data specific to the market in which the Company competes for top-level talent and taking into account our assessment of management's performance, competitive market conditions and other factors that we deem relevant.

        Generally, we utilize a similar percentage, on average, of "at-risk" compensation as our compensation peer group. At-risk compensation includes annual cash incentives, the payment of which depends upon our Compensation Committee's annual assessment of management performance, and long-term equity incentives. As a result of our use of at-risk compensation, the actual compensation realized by senior management will vary and may be substantially higher or lower than the amount paid by our compensation peer group. Long-term equity incentives generally comprise more than 50% of the value of the total compensation paid to our senior management. Historically, we have relied predominantly on time-vested restricted stock and stock option awards issued under our First Amended and Restated 2012 Long-Term Incentive Plan, which we refer to as the "Plan," with approximately 50% of those awards in the form of stock options having an exercise price equal to the closing market price of our common stock on the date of grant (which is established pursuant to our Equity-Based Incentive Grant Policy). Our use of stock options represents a higher percentage of this type of award than typically utilized by our compensation peer group. Stock options become valuable only if our common stock price increases above the option exercise price. Additionally, each equity award that we issue to senior management and key employees vests over a minimum period of three years. Accordingly, these awards are subject to the risk of fluctuations in the trading price of our common stock and the risk of forfeiture if the individual does not remain employed by us through the vesting of the award. In 2015, the long-term equity incentives that we utilized consisted of entirely of stock options and restricted stock, vesting ratably over a three year period. In 2014, we awarded performance units to certain members of senior management in lieu of stock options. These performance units will vest only if on the third anniversary of their issuance a minimum average share price target has been met, with the value of the units increasing to the extent the average share price exceeds the minimum target. Each of these types of awards is discussed in greater detail below under "2012 Long-Term Incentive Plan".

  Our Compensation Committee

        In accordance with its charter, the primary duties and responsibilities of the Compensation Committee are to establish and implement our compensation policies and programs for senior management, including the named executive officers. The Compensation Committee has the authority to select and engage the services of a compensation consultant, independent legal counsel or other advisor after considering certain factors relevant to independence from management. After conducting its independence assessment, the Compensation Committee has the sole authority to engage, obtain the advice of, oversee, terminate and determine funding for such independence professional advisers, including but not limited to consulting firms, independent legal counsel or other advisers, as the Compensation Committee determines appropriate to carry out its functions. A copy of the Compensation Committee charter is available on our website at www.halconresources.com under the section entitled "Investor Relations—Corporate Governance." The Compensation Committee also reviews and assesses the adequacy of its charter, at least annually, and recommends any proposed changes to our board of directors for approval.

        The Chairman of the Compensation Committee works with certain members of our management, including our Senior Vice President, Human Resources to establish an agenda for each meeting of the Compensation Committee and, with the assistance of outside advisors, to prepare meeting materials. Various members of management, typically including our Chief Executive Officer and Senior Vice President, Human Resources, as well as outside advisors, may be invited to attend all or a portion of a Compensation Committee meeting depending on the nature of the matters to be discussed. Only members of the Compensation Committee vote on items before the Compensation Committee; however, the Compensation Committee and board of directors often solicit the views of senior management on compensation matters, in particular as they relate to the compensation of other members of senior management.

  Our Compensation Philosophy and Program Design

        Our success depends on the continued contributions of our senior management and other key employees. Our compensation program is intended to recruit, motivate and retain the executive talent required to successfully manage and grow our business and to achieve our short and long-term business strategy by providing compensation that is competitive in relation to our peers while fostering an atmosphere of teamwork, recognizing overall business results and individual merit, and supporting the attainment of our strategic objectives by tying the interests of senior management and key employees to those of our stockholders.

        The design of our compensation program for senior management, including the named executive officers, is intended to provide compensation that is competitive with our compensation peer group; balance short-term and long-term goals through the use of annual cash incentives and grants of long-term equity incentives; and deliver a mix of fixed and at-risk compensation that is related to our overall performance and the creation of stockholder value.

        Each element of compensation is reviewed and considered with the other elements of compensation to ensure that it is consistent with the objectives of both that particular element of compensation and our overall compensation program and, that individually and collectively, our compensation practices do not encourage inappropriate, unnecessary or excessive risk taking. In determining senior management compensation, including the compensation of the named executive officers, we considered the following factors:

  •
  the compensation practices of our compensation peer group;

  •
  our size and stock performance relative to companies comprising our compensation peer group;

  •
  the degree to which senior management achieved our business objectives during 2015;

  •
  each individual's contributions to our accomplishments during 2015; and

  •
  the external challenges to our ability to attract and retain strong senior management.

  Role of Our Independent Compensation Consultant

        For 2015, the Compensation Committee engaged Longnecker & Associates, Inc. ("Longnecker") to advise on executive compensation and, in that capacity to, among other things, make recommendations regarding an appropriate compensation peer group, to assist the Compensation Committee in establishing a competitive executive compensation program and to make recommendations and provide analysis regarding the compensation of senior management, including the named executive officers. In accordance with the rules of the NYSE, the Compensation Committee annually considers the independence of Longnecker from Company management based upon various factors, including the magnitude of any fees the consultant received from the Company for services or products provided to the Company relative to the firm's annual gross revenues; whether the individuals that advise the Compensation Committee participate directly or by collaboration with others in the firm in the provision of any services or products to the Company; whether the consultant provided any products or services to any executive officer of the Company; and whether the individuals that advise the Compensation Committee own any Company securities. After considering these various factors, the Compensation Committee determined that Longnecker was independent of Company management during the relevant periods covered by this report. No conflicts of interest or issues involving the independence of Longnecker arose during the periods covered by this report.

        Longnecker reports directly to the Compensation Committee and, in carrying out its duties, may work with our Senior Vice President, Human Resources when preparing materials for the Compensation Committee. During 2015, representatives of Longnecker attended Compensation Committee meetings, met with the Compensation Committee without management being present and provided third-party data, analysis, advice and expertise on executive compensation and executive compensation programs. We relied upon this data, Longneckers' analyses of the data and its recommendations in establishing our compensation peer group, compensation programs and in establishing specific compensation amounts for our senior management, including the named executive officers. Longnecker also advised the Compensation Committee regarding the terms of the employment agreements that were negotiated with senior management during 2012 and 2013.

        During the course of assisting the Compensation Committee, Longnecker generated reports that included a compilation of compensation data based upon our compensation peer group (discussed below) and particularized data for industry participants to the extent Longnecker determined that such additional data would prove useful in our compensation process. At the direction of the Compensation Committee, Longnecker also reviewed materials prepared by certain members of senior management and advised the Compensation Committee on the matters included in the materials, including the consistency of management proposals with the Committee's compensation philosophy, programs and objectives and the degree to which such proposals conformed with compensation peer group data and peer company practices.

        Our Compensation Committee periodically reconsiders, with the advice and assistance of Longnecker, the composition of our compensation peer group and will recommend changes to so that it reflects as nearly as practicable equivalently situated companies that we compete with for management talent. For example, the composition of our compensation peer group may change in response to, among other things, changes in our assets, revenues and market capitalization, as well as in response to business combinations involving members of our peer group. Longnecker advises us on the composition of our compensation peer group, and provides reports and analyses on compensation practices of our compensation peer group, as discussed in more detail below.

  Our Compensation Peer Group

        In developing our compensation structure, we review the compensation and benefit practices, as well as levels of pay, of a compensation peer group of companies selected by the Compensation Committee, with the advice and assistance of Longnecker, from U.S. on-shore focused oil and natural gas exploration and development companies. In preparation for our 2015 compensation review, Longnecker provided compensation data and analyses, which included, among other things, (1) the companies reviewed in their analysis of an appropriate compensation peer group recommendation; (2) compensation data of the recommended compensation peer group; and (3) particularized data for industry participants to the extent Longnecker determined that such additional data would prove useful in our compensation process.

        We annually review, evaluate and update our compensation peer group for benchmarking purposes to provide ongoing comparability for compensation purposes. Adjustments to our compensation peer group are made due to business combinations or sales of peer group companies, as well as when necessary, in the opinion of our Compensation Committee, to better reflect the companies that compete with us for management talent and share common characteristics with our business, including assets, production levels, revenues, oil and natural gas reserves and production mix, market capitalization and enterprise value. For the compensation structure developed for 2015, our compensation peer group consisted of the following eleven companies:

• SandRidge Energy, Inc.	• Stone Energy Corporation
• Bonanza Creek Energy, Inc.	• Rosetta Resources, Inc.
• Resolute Energy Corporation	• Northern Oil and Gas, Inc.
• Newfield Exploration Co.	• Gulfport Energy Corporation
• Oasis Petroleum Inc.	• Magnum Hunter Resources Corporation
• Sanchez Energy Corporation

        We have maintained the same peer group for 2016, other than removing Rosetta Resources, Inc. due to its acquisition by Noble Energy in July 2015. Accordingly, our compensation peer group for 2016 consists of the following ten companies:

• SandRidge Energy, Inc.	• Sanchez Energy Corporation
• Bonanza Creek Energy, Inc.	• Stone Energy Corporation
• Resolute Energy Corporation	• Northern Oil and Gas, Inc.
• Newfield Exploration Co.	• Gulfport Energy Corporation
• Oasis Petroleum Inc.	• Magnum Hunter Resources Corporation

        During 2014 we lowered our compensation targets to approximately the 50th percentile of our compensation peer group and retained this target during 2015 and 2016. This was a departure from the early stages of our compensation program. In the early stages of our compensation program, we targeted compensation for our senior management at approximately the 75th percentile of our compensation peer group because we considered this level of compensation necessary for us to recruit, motivate and retain the executive talent capable of executing our rapid growth business strategy and managing our business in a competitive environment.

        Our Compensation Committee establishes various performance metrics near the beginning of each year that it utilizes as a guideline in conjunction with its determination of annual cash incentives (i.e., cash bonuses) for senior management following year-end, including measures relating to leverage and liquidity, operational efficiency and financial performance. While the Compensation Committee may assign pre-determined weightings to the quantitative measures it establishes, as a general matter, these measures of performance collectively aggregate approximately 50% of the overall weighting that factors into annual cash incentive determinations and 50% is based on other factors the Compensation Committee deems relevant and appropriate, including individual performance. However, regardless of the relative weighting of these factors, the actual amount of any annual cash incentive award is entirely discretionary. Our Compensation Committee believes retaining discretion over the amount of such awards is necessary in light of the dynamic nature of the Company's activities, the potential for rapid changes in the business environment and the limitations inherent in quantitative measures of performance. In addition, although our Compensation Committee recognizes that each member of senior management will contribute to the overall success in the achievement of our goals to varying degrees, and it takes these relative contributions into account when considering compensation generally, and annual cash incentives in particular, our Compensation Committee views the successful implementation of our goals as principally a "team" effort and therefore does not establish individualized performance targets or goals.

  2015 Compensation Program

  Elements of Compensation

        The principal elements of our executive compensation program are base salary, annual cash incentives, long-term equity incentives and post-termination severance (under certain circumstances), and other benefits and perquisites, consisting of life and health insurance benefits, a qualified 401(k) savings plan, the reimbursement of certain club dues for our Chief Executive Officer and Chief Financial Officer and limited tax gross ups for life insurance, parking and country club memberships. From time to time, the Compensation Committee varies the mix of compensation utilized, depending upon the Compensation Committee's current view of the most efficacious method to provide incentives under current market conditions, taking into account the compensation practices of our compensation peer group and the advice of our independent compensation consultant. For 2015, in response to increased volatility in both commodity prices and the trading price of our common stock and in light of the challenging business environment and market compensation practices, we elected not to utilize performance units, as we had in 2014, and reverted to our historical practice of issuing time-vested restricted stock and stock option awards. Our Compensation Committee also elected not to pay annual cash incentives to senior management for 2015 performance.

  Base Salary

        We review base salaries for our senior management, including the named executive officers, annually to determine if any modification is appropriate. In reviewing base salaries, we consider several factors, including a comparison to base salaries paid for comparable positions in our compensation peer group, the relationship among base salaries paid within our Company and individual experience and contributions. Our intent is to fix base salaries at levels that we believe are consistent with our compensation program design objectives, which include a greater emphasis upon the incentive elements of compensation without sacrificing our ability to recruit, motivate and retain executive talent in a competitive environment.

        For 2015, our Compensation Committee, after discussion with its independent compensation consultant, determined to leave base salaries for our named executive officers unchanged from 2014 levels in light of current market conditions and the Company's overall target to be competitive with the 50th percentile of our 2015 compensation peer group for comparable positions.

        Base salaries for all of our named executive officers in 2015 were as follows:

Name	2015 Base Salary
Floyd C. Wilson	$750,000
Stephen W. Herod	$450,000
Mark J. Mize	$400,000
Charles E. Cusack III	$400,000
David S. Elkouri	$375,000

        For 2016, our Compensation Committee has determined to leave base salaries for the named executive officers unchanged from 2015, as such amounts remained competitive with the 50th percentile of our 2016 compensation peer group for comparable positions.

  Annual Cash Incentives

        Annual cash incentives for senior management are reviewed following the end of the year. At the beginning of 2015, the Compensation Committee established operating targets for management covering production and reserve growth, reductions in proved finding and development (F&D) costs, improvements in cash flow per share, improvements in the ratio of our net debt to earnings before interest, taxes, depreciation and amortization (EBITDA), and improved liquidity and environmental, health and safety metrics. The Compensation Committee believes that establishing financial or performance targets for senior management serves many useful purposes, including enhancing focus on specific objectives that the board considers important. However, fundamentally, our Compensation Committee believes that retaining discretion over whether to award annual cash incentives and, if so, the amount thereof, is necessary in light of the dynamic nature of the Company's activities, the potential for rapid changes in the business environment and the limitations inherent in quantitative measures of performance. For 2015, senior management was able to meet or exceed certain of the operating targets that were established at the beginning of the year; however, the achievement of these targets did not offset significant declines in the trading price of the Company's common stock during the year. As a consequence, our Compensation Committee determined not to award annual cash incentives to the named executive officers for 2015 performance.

        In the future, for a variety of reasons, such as to assist in communicating corporate objectives and setting definitive expectations and rewards for senior management, we may elect to establish performance targets that must be met in whole or in part to qualify for annual cash incentives and in conjunction therewith our board of directors or Compensation Committee may limit the discretion exercised with respect to determining annual cash incentives. As a general matter, however, we do not believe that a formulaic or inflexible compensation program will necessarily provide appropriate incentives or rewards for the performance that we expect and, therefore, particularly given our current business plans and activities, in the near-term we anticipate that we will retain substantial discretion to alter performance factors, relative weighting and targets as circumstances warrant and opportunities arise and, in assessing the performance of the Company or an individual, to take such factors into consideration as we may consider relevant from time to time. Accordingly, compensation, including annual cash incentives, may vary greatly from year to year and from executive to executive as a consequence of corporate performance and individual contribution relative to such factors that we may consider important.

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

        Historically, we have awarded grants of restricted stock, stock options and, for the first time in 2014, performance units, to certain members of senior management, including the named executive officers. Each of these awards is discussed in more detail below. Historically, we have utilized this combination because of the differing risk and reward characteristics of these awards. From time to time, we may utilize a different mix of these awards or utilize other forms of awards, such as stock appreciation rights, each of which is permitted under the Plan and discussed in more detail below, depending upon the Compensation Committee's current view of the most efficacious method to provide incentives under current market conditions and taking into account the practices of our compensation peer group. For example, during 2014, we awarded performance units to certain members of senior management in lieu of stock options and utilized a larger percentage of such awards relative to restricted stock than we have in the past. An explanation of the reasons for this change and the operation of the performance units utilized in 2014 is set forth below under the heading "2012 Long-Term Incentive Plan—Performance Units." Regardless of the nature of the award, our Compensation Committee recommends, and the board of directors approves, the type and amount of awards that will be made to all employees, as well as the type and size of individual grants for each member of senior management other than our Chief Executive Officer, whose compensation is approved by the Compensation Committee.

        All grants of equity awards are made in accordance with our Equity-Based Incentive Grant Policy, which sets forth the timing of awards and the procedures for making awards and, in the case of stock options and stock appreciation rights, for determining the exercise price or grant value, respectively, of the award. The amounts granted will vary each year and are based on performance of senior management, our analysis of compensation peer group data and the total compensation package of each member of senior management, as discussed in more detail below. Previous awards and grants, whether vested or unvested, may be considered by the Compensation Committee in establishing the current year's awards, but was not a significant influence in our compensation practices for 2015.

        In general, the Compensation Committee, with the input and advice of its independent compensation consultant, believes that it is in the best interests of the Company to compensate senior management on a competitive basis consistent with the Company's compensation program objectives and overall corporate and individual performance and to do so fairly relative to one another, irrespective of any individual's personal investments. However, from time to time, as part of its compensation process, our Compensation Committee has considered whether and to what degree a member of senior management's investment of his or her own funds in HALRES LLC should factor into equity awards issued by the Company to the members of senior management to the extent that such pre-existing investment serves as an equity-based performance incentive for senior management. Each of our named executive officers and certain of our directors invested in an entity that holds a 10% interest in HALRES LLC.

        The long-term incentive information related to the named executive officers during fiscal year 2015 is included in the Summary Compensation Table set forth below. Additional information on long-term incentive awards for 2015 is shown in the Grants of Plan-Based Awards in 2015 table and the Outstanding Equity Awards at December 31, 2015 table, each of which is set forth below. As a consequence of the volatility in the trading price of our common stock, the limited number of shares available under our Plan and the Company's ongoing initiative to improve its balance sheet, our Compensation Committee, with the input and advice of its independent compensation consultant, elected not to award long-term equity incentives to the named executive officers during its annual compensation review held in February 2016.

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

        Subject to certain adjustments that may be required from time to time to prevent dilution or enlargement of the rights of participants under the Plan, currently a maximum of 16.3 million shares of common stock may be issued under the Plan; however, that includes shares previously issued under the Plan and shares subject to outstanding awards previously issued under the Plan. As of March 31, 2016, a total of 2,038,501 shares of common stock had been granted as restricted stock and were outstanding, 4,563,442 shares were reserved for the exercise of outstanding stock options, 641,660 shares were reserved for the vesting of performance units (assuming this maximum number of shares are earned thereunder) and 6,989,297 shares of our common stock remained available for issuance pursuant to the Plan.

        The Plan facilitates the issuance of future long-term incentive awards as part of our overall compensation program and is administered by a committee of non-employee directors of our board of directors, currently our Compensation Committee. For the year ended December 31, 2015, substantially all of our eligible employees received awards under the Plan.

        The Plan permits granting awards in a wide variety of forms, including options to purchase our common stock, shares of restricted stock, restricted stock units (granting the recipient the right to receive common stock), shares of incentive stock (common stock issued without a restriction period), stock appreciation rights, performance units (settled in common stock or cash) and performance bonuses (settled in common stock or cash). We currently utilize as awards under the Plan only restricted stock, stock options and performance units. No more than 680,000 shares of common stock may underlie awards to a single recipient in any calendar year, and performance bonuses may not exceed $5 million to any recipient in any calendar year.

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

        All named executive officers received stock options during 2015. The exercise prices of stock options granted to named executive officers during fiscal year 2015 are shown in the table below entitled "Grants of Plan-Based Awards in 2015". The number of shares underlying awards made to the named executive officers for 2015 were determined based upon the value of equity incentive compensation paid by our 2015 compensation peer group targeting the 50th percentile for comparable positions. A mix of restricted stock and stock options was utilized, where one-half of the award, by dollar value, was awarded in the form of stock options having an exercise price equal to the closing price per share of our common stock on the grant date, and the other half, by dollar value, was awarded in the form of restricted stock. We feel this mix was appropriate based on peer group data and our view of the appropriate allocation of risks and rewards for executives that are tied to the trading price of our common stock, over which they have influence but lack control.

  Restricted Stock Awards

        During 2015, we granted restricted stock awards to various officers (including our named executive officers) and key employees under the Plan. Restricted stock awards are shares of our common stock that are awarded with the restriction that the executive remain with us through certain "vesting" dates. Prior to the restrictions thereon lapsing, the participant may not sell, transfer, pledge, assign or take any similar action with respect to the shares of restricted stock which the participant owns. Despite the restrictions, each participant will have full voting rights and will receive any dividends or other distributions, if any, with respect to the shares of restricted stock which the participant owns. Once the restrictions lapse with respect to shares of restricted stock, the participant owning such shares will hold freely-transferable shares, subject only to any restrictions on transfer contained in our certificate of incorporation, bylaws and insider trading policies, as well as any applicable federal or state securities laws.

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

        The restricted stock grants to the named executive officers during fiscal year 2015 are shown below in the table entitled "Grants of Plan-Based Awards in 2015." The number of shares underlying awards made to the named executive officers for 2015 were determined based upon the value of equity incentive compensation paid by our 2015 compensation peer group targeting the 50th percentile for comparable positions. A mix of restricted stock and stock options was utilized, where one-half of the award, by dollar value, was awarded in the form of stock options having an exercise price equal to the closing price per share of our common stock on the grant date, and the other half, by dollar value, was awarded in the form of restricted stock.

  Performance Units

        In 2014, in lieu of stock options, we issued performance units under the Plan to certain members of senior management, including each of the named executive officers. In deciding to utilize performance units, we considered, with the input and advice of our independent compensation consultant, the compensation practices of our 2014 compensation peer group and other industry participants that utilized performance units, taking into account our overall objective to provide incentives to senior management that are aligned with our stockholders and our business strategy while providing competitive compensation opportunities to senior management. Performance units are designed to provide senior management with incentive opportunities based on the level of achievement of pre-established performance objectives during a specified, typically long-term, performance period. The purpose of the awards was to reinforce our objectives for sustained long-term performance and value creation, to balance short- and long-term decision making and help provide competitive total compensation opportunities.

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

  •
  Production costs

  •
  Earnings (Net income, Earnings before interest, taxes, depreciation and amortization ("EBITDA"), Earnings per share)

  •
  Cash flow

  •
  Operating income

  •
  General and administrative expenses

  •
  Debt to equity ratio

  •
  Debt to cash flow

  •
  Debt to EBITDA

  •
  EBITDA to Interest

  •
  Return on assets

  •
  Return on equity

  •
  Return on invested capital

  •
  Profit returns/margins

  •
  Midstream margins

  •
  Stock price appreciation

  •
  Total stockholder return

  •
  Relative stock price performance

        In 2014 we utilized a single performance measure tied to long-term appreciation in the market price of our common stock so as to maximize the incentives for senior management to focus on this measure of performance. To reinforce these incentives, we also utilized a greater percentage of performance units, by value, relative to restricted stock than the economic split between stock options and restricted stock utilized in the past. In 2014, 75% of long-term equity incentives, by dollar value, for the members of senior management that received performance units consisted of performance units, and 25% consisted of restricted stock, except that all of the long-term equity incentives awarded to our Chief Executive Officer for 2014 were performance units. We felt this mix was appropriate based on peer group data and our view of the appropriate allocation of risks and rewards for executives based on their relative influence over our performance, as measured by stock price.

        The performance units issued in 2014 provide that the number of shares the executive receives upon vesting will vary if the market price of our common stock exceeds certain pre-established thresholds as measured by the average of the adjusted closing price of a share of our common stock during the sixty trading days preceding the third anniversary of issuance, which we call the measurement date. The performance awards utilize $20.00 as the floor price, below which the performance units will not vest and will expire. If the average market price at the measurement date is equal to $20.00, the performance units will vest and represent the right to receive 50% of the number of shares of common stock underlying the performance units. At $35.00, the performance units will vest and represent the right to receive the full number of shares of common stock underlying the performance units; and at $50.00, the performance units will vest and represent the right to receive 200% of the number of shares of common stock underlying the performance units. All stock price targets are subject to customary adjustments based upon changes in our capital structure and reflect the one-for-five reverse stock split that we implemented on December 28, 2015. In the event the average market price falls between targeted price thresholds, the performance units will vest and represent the right to receive a proportionate number of shares, e.g., 75% of the number of shares of common stock underlying the performance units if the average market price at such time is $27.50, 150% of the number of shares of common stock underlying the performance units if the average market price at such time is $42.50, and so forth.

        The Plan allows performance units to be settled in cash, stock, or a combination of cash and stock; however, to the extent they vest, we expect the performance units we issued in 2014 will be settled in shares of our common stock. Performance units are subject to forfeiture under certain circumstances and the measurement date may also be accelerated under similar circumstances as awards of restricted stock or stock options.

        As noted above, for 2015 our Compensation Committee, with the input and advice of Longnecker, discontinued our use of performance units in response to increased volatility in both commodity prices and the trading price of our common stock and in light of the current challenging business environment and market compensation practices. Accordingly, 2015 long-term equity incentive awards were consistent with the Compensation Committee's historical practice of utilizing a mixture of restricted stock and stock options having an exercise price equal to the closing price per share of our common stock on the grant date, with approximately one-half of the award, by dollar value, being in the form of restricted stock and the other half, by dollar value, awarded in the form of stock options.

  Retirement Benefits

        We do not maintain a defined benefit pension plan or retiree medical program that covers members of senior management. Retirement benefits to our senior management, including the named executive officers, are currently provided principally through a tax-qualified profit sharing and 401(k) plan (our "Savings Plan"), in which eligible salaried employees may participate. Pursuant to the Savings Plan, employees may elect to reduce their current annual compensation up to the lesser of 75% or the statutorily prescribed limit of $18,000 in calendar year 2015 (plus up to an additional $6,000 in the form of "catch-up" contributions for participants age 50 and above), and have the amount of any reduction contributed to the Savings Plan. Our Savings Plan is intended to qualify under sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), so that contributions by us or our employees to the Savings Plan and income earned on contributions are not taxable to employees until withdrawn from the Savings Plan and so that contributions will be deductible by us when made. We match 100% of the amount an employee contributes to the Savings Plan, subject to a 10% maximum based on the employee's compensation as defined in the Savings Plan. Members of senior management participate in the Savings Plan on the same basis as other eligible employees.

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

  Outstanding Equity Awards Under the Plan

        The following tables represent outstanding equity awards under the Plan as of December 31, 2015. We do not issue awards under any other plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Average Remaining Contractual Life (Years)
Stock Options	4,860,133	$17.80	8.4

Number of Securities to be Issued Upon Vesting
Restricted Stock	2,870,405

	Threshold	Maximum
Performance Units	160,415	641,660

        As of December 31, 2015 a total of 6,281,499 shares of our common stock were available for future grants under the Plan. As of March 31, 2016, approximately 6,989,297 shares of our common stock are available for future grants under the Plan.

  Employment Contracts, Termination of Employment and Change-in-Control Arrangements

        During 2012, we entered into employment agreements with each member of our senior management, including Messrs. Wilson, Herod, Mize, Cusack and Elkouri. Strong competition for management talent and uncertainty associated with our business plan and our stated willingness to embrace consolidation trends in our industry led us to conclude that it was appropriate and in our best interests to enter into employment agreements with each of such named executive officers.

  Term of Employment Agreements

        The initial term of employment of Mr. Wilson was for a term of two years from June 1, 2012, the effective date of his employment agreement, which the Company elected to renew for an additional two years effective June 1, 2014. The initial term of employment of each of Messrs. Herod, Mize, Cusack and Elkouri was originally until December 31, 2013, with automatic one-year extensions unless either party provides written notice thirty days prior to expiration of the initial term or any extension. Our failure to renew an executive's employment agreement will be considered a termination without cause under each employment agreement.

  Compensation and Benefits

        The salary payable to each of the named executive officers during 2015 is the amount set forth under the heading "—2015 Compensation Program—Base Salary" in the table above. The salary of each named executive officer is subject to periodic review and may be increased from time to time by the Compensation Committee. Each named executive officer is eligible to receive bonuses, grants of stock options, restricted stock or other equity awards as determined in the discretion of the Compensation Committee. Each of the named executive officers is also entitled to reimbursement for reasonable business expenses and to participate in our life, health, and dental insurance programs, and all other employee benefit plans which we may, from time to time, make available. We provide tax gross-ups on a limited basis for life insurance, parking and country club memberships.

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

        If the employment of any named executive officer is terminated by us without cause or by such named executive officer with good reason, and such termination is not within two years after a change in control, such named executive officer will be entitled to the accrued portion of unpaid salary, payment of the greater of a prorated amount of the named executive officer's target bonus for the year in which the termination occurs or a bonus for such year as may be determined by our Compensation Committee in its sole discretion, a severance payment equal to one year's base salary plus the higher of the current year target bonus or the bonus paid for the preceding year, payment of the premiums for medical, vision and dental insurance for the executive and his or her dependents for up to one year following termination, and the full vesting of all unvested options and earned performance units (if applicable) and all restrictions removed from shares of restricted stock.

        If such named executive officer is terminated by us without cause or such named executive officer terminates his or her employment with the Company with or without good reason, and such termination is within two years after a change in control, such named executive officer will be entitled to receive the accrued portion of unpaid salary, payment of the greater of a prorated amount of the named executive officer's target bonus for the year in which the termination occurs or a bonus for such year as may be determined by our Compensation Committee in its sole discretion, a severance payment equal to a multiple (which varies by individual) of base salary plus the higher of the current year target bonus or the bonus paid for the year prior to termination or the year in which the change of control occurred, payment of the premiums for medical, vision and dental insurance for the executive and his or her dependents for up to eighteen months following termination, and the full vesting of all unvested options and earned performance units (if applicable) and all restrictions removed from shares of restricted stock. The multiplier for Mr. Wilson is 3.0, and for Messrs. Herod, Mize, Cusack and Elkouri it is 2.5. In addition, if a bonus for the named executive officer for the year immediately preceding the termination has been determined but not paid as of the date of termination, the named executive officer will be paid the bonus so determined; and if such a bonus has not been determined, then the named executive officer will be paid a bonus equal to the greater of such named executive officer's target bonus for such year, or for the year in which the termination occurs or the change of control occurs, or the bonus paid to executive for the year immediately preceding the year in which the change of control occurs. If the employment of such named executive officer is terminated by such named executive officer without good reason and not within two years after a change in control, such named executive officer is entitled to receive accrued unpaid base compensation.

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

        The following table sets forth the estimated amounts that would be payable to each of the named executive officers upon a termination under the scenarios outlined above, excluding termination for cause or on account of death or disability, assuming that such termination occurred on December 31, 2015 and using the closing price of our common stock at December 31, 2015 for purposes of the calculations as required by the SEC. The dollar amounts set forth under the column heading "Early Vesting of Restricted Stock/Options/PSUs" correspond to the amounts that would be paid, in addition to accrued and unpaid salary through the date of death or disability, in the event of the death or disability at year-end of each of the executives. There can be no assurance that these scenarios would produce the same or similar results as those disclosed if a termination occurs in the future.

	Severance Payment(1)	Early Vesting of Restricted Stock/ Options/PSUs(2)	Other(3)	Total
Without Cause/For Good Reason
Floyd C. Wilson	$1,500,000	$156,169	$29,726	$1,685,895
Stephen W. Herod	$900,000	$75,107	$29,726	$1,004,833
Mark J. Mize	$800,000	$71,360	$29,726	$901,086
Charles E. Cusack III	$800,000	$57,278	$29,726	$887,004
David S. Elkouri	$750,000	$51,152	$20,157	$821,309
Following Change of Control
Floyd C. Wilson	$4,500,000	$156,169	$44,589	$4,700,758
Stephen W. Herod	$2,250,000	$75,107	$44,589	$2,369,696
Mark J. Mize	$2,000,000	$71,360	$44,589	$2,115,949
Charles E. Cusack III	$2,000,000	$57,278	$44,589	$2,101,867
David S. Elkouri	$1,875,000	$51,152	$30,236	$1,956,388

(1)
Represents total annual cash compensation (2015 base salary plus target bonus, which is 100% of base salary for each officer, in accordance with the terms of the employment agreement), which, in the event of a change of control, has been multiplied by the applicable multiplier set forth in each officer's employment agreement.

(2)
The value of unvested restricted stock, stock options and performance units that would vest under each termination scenario is based on the closing price of our common stock on December 31, 2015. Accordingly, no value was attributed to stock options or performance units, all of which had exercise prices or performance targets in excess of such price.

(3)
Represents an estimate of health insurance benefits to be provided to the named executive officer and each eligible dependent under each of the scenarios based on actual amounts paid out in 2015.

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

  Summary Compensation Table

        The table below sets forth information regarding compensation for our named executive officers for the years indicated:

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Option/SAR Awards(3)	All Other Compensation(4)	Total
Floyd C. Wilson	2015	$750,000	$—	$1,040,495	$1,120,732	$27,450	$2,938,677
Chairman of the Board and	2014	$750,000	$322,500	$2,058,065	$—	$27,461	$3,158,026
Chief Executive Officer	2013	$750,000	$—	$1,950,015	$1,559,181	$30,042	$4,289,238
Stephen W. Herod	2015	$450,000	$—	$378,742	$407,949	$26,909	$1,263,600
President	2014	$450,000	$193,500	$1,140,473	$—	$25,975	$1,809,948
	2013	$450,000	$—	$1,000,035	$799,448	$24,593	$2,274,076
Mark J. Mize	2015	$400,000	$—	$375,502	$404,461	$34,824	$1,214,787
Executive Vice President,	2014	$400,000	$172,000	$997,882	$—	$31,266	$1,601,148
Chief Financial Officer and	2013	$400,000	$—	$875,004	$699,692	$29,254	$2,003,950
Treasurer
Charles E. Cusack III(5)	2015	$400,000	$—	$323,710	$348,673	$26,909	$1,099,292
Executive Vice President and	2014	$400,000	$172,000	$776,185	$—	$25,996	$1,374,181
Chief Operating Officer	2013	$400,000	$—	$487,486	$389,678	$24,593	$1,301,757
David S. Elkouri	2015	$375,000	$—	$298,278	$321,278	$26,909	$1,021,465
Executive Vice President,	2014	$375,000	$161,300	$555,961	$—	$26,042	$1,118,303
Corporate Strategy and Chief	2013	$375,000	$—	$487,486	$389,678	$24,593	$1,276,757
Legal Officer

(1)
Represents actual base salary paid in the year.

(2)
Comprised of annual cash incentive bonus paid subsequent to year end for prior year performance.

(3)
Represents the grant date fair value of awards granted during the indicated year, as determined in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in "Note 11—Stockholders' Equity" to the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. See "Grants of Plan-Based Awards in 2015" for information on awards made in 2015. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award's vesting schedule. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the named executive officers.

(4)
For 2015, the amounts reported for "All Other Compensation" include amounts provided to the named executive officers as outlined in the table below, with respect to (a) the matching contribution that we make on account of employee contributions under our 401(k) Savings Plan, (b) premiums paid by the Company for executive long-term disability insurance, (c) limited tax gross-ups for life insurance, parking and country club memberships, and (d) country club memberships paid by the Company for Messrs. Wilson and Mize.

(5)
Mr. Cusack left the Company effective March 1, 2016.

	All Other Compensation ($)
	(a)	(b)	(c)	(d)
Named Executive Officer
Floyd C. Wilson	24,000	1,593	1,316	541
Stephen W. Herod	24,000	1,593	1,316	—
Mark J. Mize	18,000	1,593	5,122	10,109
Charles E. Cusack III	24,000	1,593	1,316	—
David S. Elkouri	24,000	1,593	1,316	—

  Grants of Plan-Based Awards in 2015

        The table below sets forth information regarding grants of plan-based awards made to our named executive officers during 2015.

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)				Exercise or Base Price of Option Awards ($/Sh)(3)
							Grant Date Fair Value of Stock and Option Awards(4)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Type of Award(2)
Floyd C. Wilson	2/26/2015	—	247,797	—	Options	$9.85	$1,120,732
	2/26/2015	—	105,634	—	Restricted Stock	—	$1,040,495
Stephen W. Herod	2/26/2015	—	90,198	—	Options	$9.85	$407,949
	2/26/2015	—	38,451	—	Restricted Stock	—	$378,742
Mark J. Mize	2/26/2015	—	89,427	—	Options	$9.85	$404,461
	2/26/2015	—	38,122	—	Restricted Stock	—	$375,502
Charles E. Cusack III	2/26/2015	—	77,092	—	Options	$9.85	$348,673
	2/26/2015	—	32,864	—	Restricted Stock	—	$323,710
David S. Elkouri	2/26/2015	—	71,035	—	Options	$9.85	$321,278
	2/26/2015	—	30,282	—	Restricted Stock	—	$298,278

(1)
Awards granted under the Plan provide only for a single estimated payout. Under the Plan there are no minimum amounts payable for a certain level of performance and there are no maximum payouts possible above the target. Thus, there are no thresholds or maximums (or equivalent items) applicable to these awards.

(2)
Represents shares of restricted stock and stock options issued under the Plan. The shares of restricted stock and stock options vest in three equal installments on each anniversary of the date of grant, beginning on the first anniversary of the date of grant, in each case, provided that the recipient has been continuously employed at such date.

(3)
The exercise price of each award is equal to the closing market price of our common stock on the date of grant.

(4)
Represents the full grant date fair value determined in accordance with ASC Topic 718. Please see the discussion of the assumptions made in the valuation of these awards in "Note 11—Stockholders' Equity" to the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award's vesting schedule. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the named executive officers.

  Outstanding Equity Awards at December 31, 2015

        The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2015.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Floyd C. Wilson	24,999	—	$50.65	6/7/2022	—	$—	—	$—
	50,000	—	$27.40	11/8/2022	—	$—	—	$—
	88,987	44,493	$35.50	2/28/2023	18,310	$23,071	—	$—
	—	—	$—	—	—	$—	133,641	$—
	—	247,797	$9.85	2/26/2025	105,634	$133,099	—	$—
Stephen W. Herod	19,999	—	$50.65	6/7/2022	—	$—	—	$—
	45,000	—	$27.40	11/8/2022	—	$—	—	$—
	45,627	22,813	$35.50	2/28/2023	9,390	$11,831	—	$—
	—	—	$—	—	11,768	$14,828	53,024	$—
	—	90,198	$9.85	2/26/2025	38,451	$48,448	—	$—
Mark J. Mize	19,999	—	$50.65	6/7/2022	—	$—	—	$—
	40,000	—	$27.40	11/8/2022	—	$—	—	$—
	39,934	19,966	$35.50	2/28/2023	8,216	$10,352	—	$—
	—	—	$—	—	10,297	$12,974	46,395	$—
	—	89,427	$9.85	2/26/2025	38,122	$48,034	—	$—
Charles E. Cusack III(4)	7,000	—	$27.40	11/8/2022	—	$—	—	$—
	22,240	11,120	$35.50	2/28/2023	4,578	$5,768	—	$—
	—	—	$—	—	8,017	$10,101	36,074	$—
	—	77,092	$9.85	2/26/2025	32,864	$41,409	—	$—
David S. Elkouri	14,999	—	$50.65	6/7/2022	—	$—	—	$—
	40,000	—	$27.40	11/8/2022	—	$—	—	$—
	22,240	11,120	$35.50	2/28/2023	4,578	$5,768	—	$—
	—	—	$—	—	5,737	$7,229	25,848	$—
	—	71,035	$9.85	2/26/2025	30,282	$38,155	—	$—

(1)
Stock option and restricted stock awards held by executives vest in three equal installments on each anniversary of the date of grant, beginning on the first anniversary of the date of grant, provided that the recipient has been continuously employed at such date.

(2)
Calculated based upon the closing market price of our common stock as of December 31, 2015, the last trading day of our 2015 fiscal year ($1.26) multiplied by the number of unvested awards at year end.

(3)
Represents unvested performance units at the threshold number of shares that may be earned. Performance units vest in one installment on the third anniversary of the date of grant; provided, the average of the adjusted closing prices of our common stock during the sixty trading days preceding the vesting date is equal to or greater than $20.00.

(4)
Mr. Cusack left the Company effective March 1, 2016.

  Retention Compensation Subsequent to Fiscal Year End

        Subsequent to December 31, 2015, retention bonuses were paid to certain members of senior management and key employees including the named executive officers set forth below. These retention bonuses must be repaid if the officer's employment ends under certain circumstances within a period of twelve months from the date of payment. No long-term incentive awards have been granted in 2016.

Name	Retention Bonus
Floyd C. Wilson	$3,000,000
Stephen W. Herod	$800,000
Mark J. Mize	$800,000
David S. Elkouri	$800,000

  Option Exercises and Stock Vested

        The following table summarizes option exercises and the vesting of restricted stock for our named executive officers in 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Floyd C. Wilson	—	$—	20,644	$189,663
Stephen W. Herod	—	$—	16,941	$156,549
Mark J. Mize	—	$—	15,031	$138,213
Charles E. Cusack III	—	$—	9,251	$84,963
David S. Elkouri	—	$—	9,112	$81,391

(1)
The value realized upon the exercise of the option award is determined by multiplying the number of shares acquired on exercise by the difference between the closing price of our common stock on the date of exercise and the exercise price of the option.

(2)
The value realized equals the closing price of our common stock on the date of vesting, multiplied by the number of shares vested.

  Equity Compensation Plan Information

        The following table sets forth certain information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights(A)		Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Equity compensation plans approved by stockholders(1)	8,051,368	(2)	$17.80	6,281,499
Equity compensation plans not approved by stockholders	—		—	—

Total	8,051,368	(2)	$17.80	6,281,499

(1)
Represents information for the 2012 Long-Term Incentive Plan.

(2)
Includes 2,870,405 shares of restricted stock not yet vested.

  Stock Ownership Guidelines Policy

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

        The Policy was suspended by our board of directors on March 28, 2016 as a result of the elimination of the equity award compensation component of non-employee director compensation, discussed in more detail below under "Director Compensation" and in conjunction with, among other things, the limited number of shares available to the Company under stockholder approved plans and the extreme volatility and low trading price of the Company's common stock. Our board of directors concluded that compliance with the minimum stock ownership requirements of the Policy, as a result of the foregoing factors, would create a hardship for participants, as maintaining the required level of stock ownership could force a participant to buy a substantial number of shares in the open market. Accordingly, the Policy was suspended until such time as the market stabilizes and the Company's equity award practices are reinstituted.

DIRECTOR COMPENSATION

  2015 Director Compensation

        The table below sets forth certain information concerning the compensation earned in 2015 by our non-employee directors for service on our board of directors and committees of the board of directors during 2015.

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Option Awards	All Other Compensation	Total(3)
Tucker S. Bridwell	$50,000	$135,108	$—	$—	$185,108
James W. Christmas	$113,778	$135,108	$—	$—	$248,886
Thomas R. Fuller	$57,500	$135,108	$—	$—	$192,608
Kevin E. Godwin	$57,389	$135,108	$—	$—	$192,497
David S. Hunt(4)	$15,750	$—	$—	$—	$15,750
James L. Irish III(5)	$2,556	$—	$—	$—	$2,556
David B. Miller	$40,000	$135,108	$—	$—	$175,108
Daniel A. Rioux	$57,333	$135,108	$—	$—	$192,441
Stephen P. Smiley(5)	$4,521	$—	$—	$—	$4,521
Michael A. Vlasic	$64,889	$135,108	$—	$—	$199,997
Mark A. Welsh IV	$52,444	$135,108	$—	$—	$187,552

(1)
Represents the grant date fair value of awards granted during the indicated year, as determined in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in "Note 11—Stockholders' Equity" to the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award's vesting schedule. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by our directors.

(2)
The number of restricted stock awards subject to vesting, excluding shares received in lieu of fees, made to each of our directors for service as a director during 2015 was 19,440.

(3)
Represents the numerical sum of the dollar amounts reflected in each other column for each director.

(4)
Mr. Hunt received a prorated amount of director compensation as a result of his decision not to stand for re-election at the 2015 annual meeting of stockholders.

(5)
Messrs. Irish and Smiley received a prorated amount of director compensation as a result of their resignations from our board of directors in January 2015.

  Discussion of Director Compensation Table

        Employee directors receive no additional compensation for service on our board of directors or any committee of the board of directors. All directors receive actual expense reimbursements associated with attending board and committee meetings. For 2015, our non-employee directors each received $40,000 in cash per year (payable on a quarterly basis in the amount of $10,000). Our director compensation program in 2015 consisted of two principal elements: (1) annual retainer and committee fees and (2) equity consisting of restricted stock awards. Our Compensation Committee reviews our director compensation program at least annually, and more frequently if circumstances warrant it, using the advice and information provided by our independent compensation consultant. Our lead independent director received an additional $50,000 per year (payable on a quarterly basis in the amount of $12,500). Additional annual compensation for each committee chairperson and committee member for all of the committees of our board of directors is set forth below:

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

  First Amended and Restated 2012 Long-Term Incentive Plan

        Non-employee directors are eligible to participate in the Plan discussed above under the heading "Long-term Incentives—2012 Long-Term Incentive Plan." Historically, at the time an individual initially became a non-employee director, such individual received a grant of shares of our restricted common stock with a value equal to $50,000. In addition, effective on the date of the Company's annual meeting of stockholders, we granted to each non-employee director a number shares of our restricted common stock with a value equal to $160,000. For the purposes of determining the value of the shares of restricted stock to be issued, the closing price of the Company's common stock as reported on the date of grant was used, and in calculating the number of shares of restricted stock to be issued, the number of shares was rounded up to the nearest 100 shares. Grants of restricted stock to non-employee directors vest on the six month anniversary of the date of grant (subject to acceleration in the event of a change of control) provided that the director serves continuously on our board of directors through the vesting date. At December 31, 2015, 319,960 non-employee director grants had been fully vested and no shares were not yet vested.

  2016 Director Compensation

        After consideration of various factors, including market conditions in our industry generally and the Compensation Committee's decisions relating to compensation of the Company's executive officers, the Compensation Committee, with the advice and assistance of Longnecker, recommended to our board of directors modifications to the compensation program for non-employee directors, pursuant to which non-employee directors will receive an annual cash retainer of $198,000, payable in equal monthly installments and equity awards would be eliminated. The Lead Director, each chairman of a standing committee of the board of directors and each member on a standing committee of the board of directors will receive the amounts as set forth in the table above under the section titled "Discussion of Director Compensation Table". These amounts are unchanged from 2015 and reflect compensation associated with the additional workload for service in such capacities. Equity awards for non-employee directors were eliminated due to the limited number of shares of common stock available to the Company under stockholder approved plans, the limited utility of equity awards in light of the current volatility and low trading price of the Company's common stock and current compensation practices within the Company's compensation peer group. On March 9, 2016, the board of directors approved this modified compensation program for non-employee directors, effective as of January 1, 2016.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Messrs. Bridwell, Rioux, Vlasic and Welsh served on the Compensation Committee of our board of directors from January 1, 2015 through the end of 2015. No member of the Compensation Committee during 2015 served as one of our officers or employees or of any of our subsidiaries during that year. In addition, during 2015, none of our executive officers served as a director or as a member of the compensation committee of a company which employs any of our directors.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

        The following sets forth information regarding the beneficial ownership of our common stock as of March 31, 2016 by:

  •
  each person to be known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

  •
  each of our named executive officers;

  •
  each of our directors; and

  •
  all of our current executive officers and directors as a group.

        As of March 31, 2016, approximately 122.7 million shares of our common stock were outstanding. Unless otherwise noted, the mailing address of each person or entity named below is 1000 Louisiana St., Suite 6700, Houston, Texas 77002.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Petro-Hunt Holdings, LLC(2)	20,748,256	16.9%
CPPIB and CPPIB PMI-2(3)	11,426,550	9.2%
HALRES LLC(4)	7,333,335	5.6%
Goldman Sachs Asset Management(5)	7,237,117	5.9%
Franklin Resources, Inc.(6)	6,478,467	5.2%
Kellen Holdings, LLC(7)	2,968,334	2.4%
Floyd C. Wilson(8)	1,460,617	1.2%
Stephen W. Herod(9)	258,869	*
Mark J. Mize(10)	330,500	*
Charles E. Cusack III(11)	314,524	*
David S. Elkouri(12)	210,826	*
Tucker S. Bridwell(13)	131,000	*
John W. Brown(14)	21,301	*
James W. Christmas(15)	307,408	*
Thomas R. Fuller(16)	73,127	*
Kevin E. Godwin(17)	—	*
Paul P. Huffard IV(18)	—	*
David B. Miller(19)	8,153,335	6.3%
Daniel A. Rioux(20)	—	*
Michael A. Vlasic(21)	204,468	*
Mark A. Welsh IV(22)	35,000	*
All directors and executive officers as a group (18 individuals)	11,995,989	9.0%

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

(3)
According to, and based solely upon, Amendment No. 2 to Schedule 13D and Form 5 filed by Canada Pension Plan Investment Board ("CPPIB") and CPP Investment Board PMI-2 Inc. ("CPPIB PMI-2") with the SEC on June 20, 2013 and February 10, 2016. CPPIB and CPPIB PMI-2 have shared voting and dispositive power with respect to 8,775,513 shares of common stock. Includes 1,299,600 shares of common stock issuable upon the conversion of 40,000 shares of the Company's 5.75% Series A Cumulative Perpetual Convertible Preferred Stock (the "Series A Preferred Stock") beneficially owned by CPPIB. The business address for each of CPPIB and CPPIB PMI-2 is One Queen Street East, Suite 2500, Toronto, ON M5C 2W5, Canada.

(4)
Includes 7,333,334 shares of common stock issuable upon exercise of a warrant for which HALRES LLC has sole voting and dispositive power. Additionally, David B. Miller may be deemed to share voting and dispositive power over the securities held by HALRES LLC (see footnote 19 below).

(5)
According to, and based solely upon, Schedule 13G filed by Goldman Sachs Asset Management and GS Investment Strategies, LLC (collectively, "GSAM") with the SEC on February 9, 2016. GSAM has shared voting power with respect to 7,007,722 shares of common stock and shared dispositive power with respect to 7,237,117 shares of common stock. The business address for GSAM is 200 West Street, New York, New York 10282.

(6)
According to, and based solely upon, Schedule 13G/A filed by Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. (collectively, "Franklin") with the SEC on February 5, 2016. Includes 1,202,130 shares of common stock issuable upon conversion of 37,000 shares of Series A Preferred Stock owned by Franklin. The business address for Franklin is One Franklin Parkway, San Mateo, California 94403.

(7)
The business address of Kellen Holdings, LLC is 175 Berkeley Street, Boston, Massachusetts 02116.

(8)
Includes 70,422 shares of unvested restricted stock and 32,490 shares of common stock issuable upon the conversion of 1,000 shares of Series A Preferred Stock owned by Mr. Wilson. Also includes 92,600 shares of common stock held in seventeen trusts for the benefit of Mr. Wilson's children and grandchildren, of which Mr. Wilson is the trustee and disclaims beneficial ownership of such shares. Does not include 23,361 shares of common stock held in three trusts for the benefit of Mr. Wilson's children, of which Mr. Wilson's wife is the trustee and he disclaims beneficial ownership of such shares.

(9)
Includes 31,518 shares of unvested restricted stock and 4,874 shares of common stock issuable upon the conversion of 150 shares of Series A Preferred Stock owned by Mr. Herod. Does not include 93,334 shares of common stock held in trusts for the benefit of Mr. Herod's minor children, of which Mr. Herod disclaims beneficial ownership and has no dispositive or voting power with respect to the shares held by such trusts.

(10)
Includes 30,563 shares of unvested restricted stock and 6,498 shares of common stock issuable upon the conversion of 200 shares of Series A Preferred Stock owned by Mr. Mize. 66,667 shares of common stock held by Mr. Mize are pledged.

(11)
Includes 3,249 shares of common stock issuable upon the conversion of 100 shares of Series A Preferred Stock owned by Mr. Cusack. Includes 4,000 shares of common stock owned by a limited partnership of which Mr. Cusack and his wife are general partners and 4,667 shares of common stock owned by the Cusack Ranch Corporation. Mr. Cusack disclaims beneficial ownership of such shares except to the extent Mr. Cusack has a pecuniary interest in the Cusack Ranch Corporation. Mr. Cusack shares voting and dispositive powers with respect to such shares.

(12)
Includes 23,057 shares of unvested restricted stock and 3,249 shares of common stock issuable upon the conversion of 100 shares of Series A Preferred Stock owned by Mr. Elkouri. Includes 9,000 shares of common stock held in IRAs.

(13)
Includes 40,000 shares of common stock held by Mansefeldt Hawk Partners. Mr. Bridwell is a partner and the president of Mansefeldt Hawk Partners, and is the manager of the general partner. Also includes 20,000 shares of common stock held by a family limited partnership of which Mr. Bridwell and his spouse are general partners. Mr. Bridwell shares voting and investment powers with respect to the shares held by Mansefeldt Hawk Partners and his family limited partnership. The business address of Mr. Bridwell is 400 Pine, Suite 1000, Abilene, Texas 79601.

(14)
Does not include 2,800 shares of common stock held by Mr. Brown's wife in an IRA. Mr. Brown disclaims beneficial ownership of such shares. The business address for Mr. Brown is 5485 Belt Line Road, Suite 200, Dallas, Texas 75254.

(15)
Includes 64,980 shares of common stock issuable upon the conversion of 2,000 shares of Series A Preferred Stock owned by Mr. Christmas. Does not include 6,000 shares of common stock held in three trusts for his children. Mr. Christmas has no dispositive or voting power with respect to the shares held by such trusts.

(16)
The business address for Mr. Fuller is 19500 SH 249, Suite 640, Houston, Texas 77070.

(17)
The business address for Mr. Godwin is One Queen Street East, Suite 2500, Toronto ON M5C 2W5, Canada.

(18)
The business address for Mr. Huffard is 20 Juniper Road, Darien, Connecticut 06820.

(19)
Includes 7,333,334 shares of common stock issuable upon exercise of a warrant owned by HALRES LLC. EnCap Energy Capital Fund VIII, L.P. ("EnCap Fund VIII") owns a majority of the membership interests in HALRES LLC and has the contractual right to nominate a majority of the members of the board of managers of HALRES LLC. EnCap Fund VIII may be deemed to beneficially own all of the reported securities held by HALRES LLC. EnCap Fund VIII is controlled indirectly by David B. Miller, Gary R. Petersen, D. Martin Phillips and Robert L. Zorich. Messrs. Miller, Petersen, Phillips and Zorich are members of RNBD GP LLC ("RNBD") and any action taken by RNBD to dispose or acquire securities has to be unanimously approved by all four members. RNBD is the sole member of EnCap Investments GP, L.L.C. ("EnCap Investments GP"), which is the general partner of EnCap Investments L.P., which is the general partner of EnCap Equity Fund VIII GP, L.P. ("EnCap Fund VIII GP"), which is the general partner of EnCap Fund VIII. Messrs. Miller, Petersen, Phillips and Zorich, RNBD, EnCap Investments GP, EnCap Investments L.P. and EnCap Fund VIII GP may be deemed to share dispositive and voting power over the securities held by HALRES LLC. Also includes 750,000 shares held by EnCap Fund VIII and 1 share held by HALRES, LLC of which Mr. Miller may be deemed to share dispositive and voting power. Also includes 35,000 shares of common stock held by Mr. Welsh for which Mr. Miller may be deemed to share voting power. The business address of Mr. Miller is 3811 Turtle Creek Blvd., Suite 1000, Dallas, Texas 75219.

(20)
The business address of Mr. Rioux is 10 St. James Avenue, 19th Floor, Boston, Massachusetts 02116.

(21)
Mr. Vlasic has shared investment authority and shared voting and dispositive power over 111,387 shares of common stock, and he disclaims beneficial ownership of such shares in excess of his respective pecuniary interests therein. The business address of Mr. Vlasic is 1145 W. Long Lake Road, Suite 201, Bloomfield Hills, Michigan 48302.

(22)
Mr. Welsh may be deemed to share voting power with respect to the 35,000 shares of common stock. The business address of Mr. Welsh is 3811 Turtle Creek Blvd., Suite 1000, Dallas, Texas 75219.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Charter of Aircraft.    In the ordinary course of its business, the Company occasionally charters private aircraft from unaffiliated air charter companies. Floyd C. Wilson, the Company's Chairman and CEO, indirectly owns an aircraft which is managed by an independent air charter company unaffiliated with both Mr. Wilson and the Company. The Company occasionally charters private aircraft, including the aircraft owned indirectly by Mr. Wilson, from this company. The aircraft in the air charter company's fleet, including the aircraft indirectly owned by Mr. Wilson, are available to the public for charter based upon a standard fee schedule established by the air charter company, with the fees dependent primarily upon the type and size of the aircraft utilized and the duration of the flight. During 2015, the Company paid a total of approximately $0.5 million to the air charter company that manages Mr. Wilson's aircraft, all of which was related to the use of the aircraft indirectly owned by Mr. Wilson. Because the air charter company establishes fees for the use of the aircraft in its fleet, Mr. Wilson does not receive any greater benefit from the Company's charter of the aircraft indirectly owned by him than he does if any third party were to charter those aircraft. Any fees related to the charter of the aircraft are paid to the air charter company, which deducts from revenues received from charter customers a variety of expenses incidental to use of the aircraft (such as personnel, fuel and commissions) and recurring charges (such as for inspections, maintenance, storage and service).

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

        Director Independence.    The current listing standards of the NYSE require our board to affirmatively determine the independence of each director and to disclose such determination in the proxy statement for each annual meeting of our stockholders. The board, on April 13, 2016, affirmatively determined that each of Messrs. Bridwell, Brown, Christmas, Fuller, Godwin, Huffard, Miller, Rioux, Vlasic and Welsh is an "independent director" under the guidelines described below and the independence rules of the NYSE codified in Section 303A of the NYSE Listed Company Manual.

        In connection with its assessment of independence, our board reviewed information regarding relevant relationships, arrangements or transactions between the Company and each director or parties affiliated with such director.

        Our board has established the following standards for determining director independence in our corporate governance guidelines:

        A majority of the directors on our board must be "independent." No director qualifies as "independent" unless the board affirmatively determines that the director has no "material relationship" with the Company, either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Company. A "material relationship" is a relationship that the board determines, after a consideration of all relevant facts and circumstances, compromises the director's independence from management. Our board's determination of independence must be consistent with all applicable requirements of the NYSE, the SEC, and any other applicable legal requirements. Our board may adopt specific standards or guidelines for independence in its discretion from time to time, consistent with those requirements. As set forth in the NYSE Listed Company Manual Section 303A.02, our board must consider the following factors that preclude a finding by the board of a member's or prospective member's "independence" from the Company:

  1.
  A director who is, or who has been within the last three years, an employee of the Company (including in each case subsidiaries or parent entities in a consolidated group), or an immediate family member who is, or has been within the last three years, an executive officer, of the Company;

  2.
  A director who has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service); provided, that, compensation received by a director for former service as an interim Chairman or CEO or other executive officer need not be considered in determining independence under this test, and compensation received by an immediate family member for service as an employee of the Company need not be considered in determining independence under this test;

  3.
  (A) A director is a current partner or employee of a firm that is the Company's internal or external auditor; (B) a director who has an immediate family member who is a current partner of such a firm; (C) a director who has an immediate family member who is a current employee of such a firm and who participates in the Company's audit; or (D) a director or an immediate family member who was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company's audit within that time;

  4.
  A director or an immediate family member who is, or who has been within the last three years, employed as an executive officer of another company where any of the Company's present executive officers at the same time serves or served on that company's compensation committee;

  5.
  A director who is a current employee, or an immediate family member who is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $200,000, or 2% of such other company's consolidated gross revenues;

  6.
  Whether the director has any other relationship with the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company; and

  7.
  Whether the director is aware of any other relationships that could potentially interfere, or could appear to interfere, with his exercise of independent judgment in carrying out the responsibilities of a director, including (i) any transaction, arrangement or relationship, in the last fiscal year, involving the director, including any family members, and any other officer or director of the Company; or (ii) any other relationship with the Company, either directly or as a shareholder, executive officer or partner or an organization that has such a relationship, including any relationships with charitable, educational, political or other not-for-profit organizations.

        For purposes of determining "independence" of a director based on the tests set forth above, among other things, the following applies:

  A.
  In applying the test in paragraph 5 above, both the payments and the consolidated gross revenues to be measured are those reported in the last completed fiscal year. The look-back provision for this test applies solely to the financial relationship between the Company and the director or immediate family member's current employer; the Company is not required to consider former employment of the director or the immediate family member.

  B.
  For purposes of paragraph 5 above, contributions to tax exempt organizations are not considered "payments," although the Company still considers the "materiality" of any such relationship in determining the "independence" of a director.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Principal Accountant

        Deloitte is the independent registered public accounting firm selected by our Audit Committee as the independent registered public accountant for the fiscal years ended December 31, 2015 and 2014. During the years ended December 31, 2015 and 2014, neither the Company nor anyone acting on its behalf consulted Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as defined in Items 304(a)(1)(iv) and (v) of Regulation S-K.

  Fees

        The following table presents fees billed for professional audit services rendered by Deloitte, our principal accounting firm for the years ended December 31, 2015 and 2014. The table also presents fees for other services rendered by Deloitte during those periods. Except as set forth below, we paid all such fees.

	2015	2014
Audit Fees	$1,604,908	$1,633,900
Audit-Related Fees	100,000	269,765
Tax Fees	—	—
All Other Fees	—	—

Total	$1,704,908	$1,903,655

        As used above, the following terms have the meanings set forth below:

        Audit Fees.    The fees for professional services rendered by Deloitte for the audit of our annual financial statements, for the review of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements and private placements, including but not limited to registration statements on Forms S-3, S-4 and S-8, for the years ended December 31, 2015 and 2014.

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

        All Other Fees.    The fees for products and services provided by Deloitte, other than for the services reported under the headings "Audit Fees," "Audit-Related Fees" and "Tax Fees," for the period in question.

Audit Committee Pre-Approval Policy

        All audit fees, audit-related fees and tax fees as described above for the years ended December 31, 2015 and 2014 were pre-approved by our Audit Committee, which concluded that the provision of such services by Deloitte was compatible with the maintenance of their respective independence in the conduct of their auditing functions. Our Audit Committee's pre-approval policy provides that pre-approval of all such services must be approved separately by the Audit Committee. The Audit Committee has not delegated any such pre-approval authority to anyone outside the Audit Committee. Each member of the Audit Committee has the authority to pre-approve non-audit services up to $200,000 to be performed by our independent registered public accountant.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Consolidated Financial Statements:

        The consolidated financial statements of the Company and its subsidiaries and reports of independent registered public accounting firms listed in Section 8 of the Original 10-K, which was filed with the Securities and Exchange Commission on February 26, 2016.

(2)
Consolidated Financial Statements Schedules:

        All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

(3)
Exhibits:

3.1		Amended and Restated Certificate of Incorporation of Halcón Resources Corporation dated May 6, 2015 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 7, 2015).

3.1.1	*	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Halcón Resources Corporation, dated December 22, 2015.

3.1.2		Certificate of Designations, Preferences, Rights and Limitations of 5.75% Series A Convertible Perpetual Preferred Stock of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 18, 2013).

3.2		Fifth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed May 7, 2015).

4.1		Indenture dated as of July 16, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 9.75% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed July 17, 2012).

4.2		First Supplemental Indenture dated as of August 1, 2012, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 2, 2012).

4.3		Second Supplemental Indenture dated as of August 1, 2012, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed August 2, 2012).

4.4		Indenture dated as of November 6, 2012, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 8.875% senior notes due 2021 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 7, 2012).

4.5	First Supplemental Indenture dated December 6, 2012, among Halcón Williston I, LLC and Halcón Williston II, LLC, the existing guarantors, Halcón Resources Corporation, the parties named therein as subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 8.875% senior notes due 2021 (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed December 11, 2012).

4.6	Third Supplemental Indenture dated December 6, 2012, among Halcón Resources Corporation and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed December 11, 2012).

4.7	Fourth Supplemental Indenture dated December 20, 2013, among Halcón Resources Corporation and U.S. Bank National Association, as Trustee, relating to the 9.75% senior notes due 2020 (Incorporated by reference to Exhibit 4.5 of our Registration Statement on Form S-4 filed March 14, 2014).

4.8	Registration Rights Agreement dated December 6, 2012, between Halcón Resources Corporation and Petro-Hunt Holdings LLC and Pillar Holdings LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed December 11, 2012).

4.9	First Amendment to Registration Rights Agreement dated December 6, 2012, between Halcón Resources Corporation and HALRES LLC (formerly Halcón Resources LLC) (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed December 11, 2012).

4.10	Waiver, dated July 3, 2013, relating to Registration Rights Agreement dated December 6, 2012 by and among Halcón Resources Corporation and Petro-Hunt Holdings, LLC and Pillar Holdings, LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed July 10, 2013).

4.11	Indenture dated as of August 13, 2013, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, relating to Halcón Resources Corporation's 9.25% senior notes due 2022 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed August 13, 2013).

4.12	First Supplemental Indenture dated December 20, 2013, among Halcón Resources Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee, relating to Halcón Resources Corporation's 9.25% senior notes due 2022 (Incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-4 filed March 14, 2014).

4.13	Indenture dated as of May 1, 2015, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, relating to Halcón Resources Corporation's 8.625% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed May 4, 2015).

4.14	Indenture dated as of September 10, 2015, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, relating to Halcón Resources Corporation's 13.0% Third Lien Senior Secured Notes due 2022 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed September 15, 2015).

4.15	Indenture, dated as of December 21, 2015, among Halcón Resources Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 12.0% Second Lien Senior Secured Notes due 2022 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed December 22, 2015).

4.16	Amended and Restated Convertible Promissory Note dated March 9, 2015, between Halcón Resources Corporation and HALRES LLC (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 10, 2015).

4.17	Amended and Restated Warrant Certificate dated March 9, 2015, between Halcón Resources Corporation and HALRES LLC (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed March 10, 2015).

4.18	Amended and Restated Registration Rights Agreement dated March 9, 2015, between Halcón Resources Corporation and HALRES LLC (Incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed March 10, 2015).

10.1	Senior Revolving Credit Agreement dated as of February 8, 2012, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 9, 2012).

10.2	First Amendment to Senior Revolving Credit Agreement, dated as of August 1, 2012, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 2, 2012).

10.3	Second Amendment to Senior Revolving Credit Agreement, dated as of January 25, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 30, 2013).

10.4	Third Amendment to Senior Revolving Credit Agreement, dated as of April 26, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 filed May 2, 2013).

10.5	Fourth Amendment to Senior Revolving Credit Agreement, dated as of May 8, 2013, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 14, 2013).

10.6	Fifth Amendment to Senior Revolving Credit Agreement, dated as of June 11, 2013, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 17, 2013).

10.7		Sixth Amendment to Senior Revolving Credit Agreement, dated as of October 31, 2013, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 filed November 4, 2013).

10.8		Seventh Amendment to Senior Revolving Credit Agreement, dated as of March 21, 2014, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 27, 2014).

10.9		Eighth Amendment to Senior Revolving Credit Agreement, dated as of September 30, 2014, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2014).

10.10		Ninth Amendment to Senior Revolving Credit Agreement, dated as of February 25, 2015, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 25, 2015).

10.11		Tenth Amendment to Senior Revolving Credit Agreement, dated as of May 1, 2015, among Halcón Resources Corporation, as borrower, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed May 4, 2015).

10.12		Eleventh Amendment to Senior Revolving Credit Agreement, dated as of September 10, 2015, among Halcón Resources Corporation, as borrower, each of the guarantors party thereto, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed September 15, 2015).

10.13	*	Twelfth Amendment to Senior Revolving Credit Agreement, dated as of October 29, 2015, among Halcón Resources Corporation, as borrower, each of the guarantors party thereto, each of the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.14		Thirteenth Amendment to Senior Revolving Credit Agreement, dated as of March 17, 2016, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 17, 2016).

10.15		Guarantee and Collateral Agreement dated as of February 8, 2012, among Halcón Resources Corporation, as borrower, each of the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 9, 2012).

10.16		Intercreditor Agreement, dated as of May 1, 2015, among Halcón Resources Corporation, the subsidiary guarantors named therein, U.S. Bank National Association, as second lien collateral trustee, and JPMorgan Chase Bank, N.A., as priority lien agent for the lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 4, 2015).

10.17		Collateral Trust Agreement, dated as of May 1, 2015, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, the other parity lien debt representatives from time to time party thereto and U.S. Bank National Association, as collateral trustee (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed May 4, 2015).

10.18		Second Lien Security Agreement, dated as of May 1, 2015, among Halcón Resources Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as collateral trustee (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed May 4, 2015).

10.19		Priority Confirmation Joinder, dated as of September 10, 2015, by and between JPMorgan Chase Bank, N.A., as Priority Lien Agent, and U.S. Bank National Association, as Third Lien Collateral Trustee (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed September 15, 2015).

10.20		Collateral Trust Agreement, dated as of September 10, 2015, among Halcón Resources Corporation, the guarantors from time to time party thereto, U.S. Bank National Association, as Trustee, the other Third Lien Representatives from time to time party thereto and U.S. Bank National Association, as Collateral Trustee (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 15, 2015).

10.21		Third Lien Security Agreement, dated as of September 10, 2015, by and among Halcón Resources Corporation, the grantors from time to time party thereto in favor of U.S. Bank National Association, as Collateral Trustee (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 15, 2015).

10.22		Collateral Trust Joinder, dated as of December 21, 2015, by U.S. Bank National Association, as New Notes Trustee, and U.S. Bank National Association, as Collateral Trustee (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 22, 2015).

10.23		First Amendment to Second Lien Security Agreement, dated as of December 21, 2015, by and among Halcón Resources Corporation and the grantors from time to time party thereto, in favor of U.S. Bank National Association, as Collateral Trustee (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed December 22, 2015).

10.24		Priority Confirmation Joinder, dated as of December 21, 2015, by and between JPMorgan Chase Bank, N.A., as Priority Lien Agent, U.S. Bank National Association, as New Representative, U.S. Bank National Association, as Second Lien Collateral Trustee, and U.S. Bank National Association, as Third Lien Collateral Trustee (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed December 22, 2015).

10.25	**	Second Amended and Restated Summary of Non-Employee Director Compensation adopted on March 9, 2016.

10.26	*	Amended and Restated Stock Ownership Guidelines Policy adopted on February 25, 2015.

10.27		Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 19, 2012).

10.28	†	Halcón Resources Corporation First Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K filed March 4, 2013).

10.29	†	Amendment No. 1 to the Halcón Resources Corporation First Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 29, 2013).

10.30	†	Amendment No. 2 to the Halcón Resources Corporation First Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 7, 2015).

10.31	†	Employment Agreement between Floyd C. Wilson and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 5, 2012).

10.32	†	Employment Agreement between Stephen W. Herod and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed June 5, 2012).

10.33	†	Employment Agreement between Mark J. Mize and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed June 5, 2012).

10.34	†	Employment Agreement between David S. Elkouri and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed June 5, 2012).

10.35	†	Employment Agreement between Joseph S. Rinando, III and Halcón Resources Corporation dated June 1, 2012 (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed June 5, 2012).

10.36	†	Employment Agreement between Charles E. Cusack, III and Halcón Resources Corporation dated November 8, 2012 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 27, 2014).

10.37	**†	Key Employee Retention Agreement between Floyd C. Wilson and Halcón Resources Corporation dated March 8, 2016.

10.38	**†	Key Employee Retention Agreement between Stephen W. Herod and Halcón Resources Corporation dated March 8, 2016.

10.39	**†	Key Employee Retention Agreement between Mark J. Mize and Halcón Resources Corporation dated March 8, 2016.

10.40	**†	Key Employee Retention Agreement between David S. Elkouri and Halcón Resources Corporation dated March 8, 2016.

10.41	†	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 13, 2012).

10.42	†	Form of Employee Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed June 13, 2012).

10.43	†	Form of Non-Employee Director Restricted Stock Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed June 13, 2012).

10.44	†	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed July 31, 2014).

10.45		Stockholders Agreement dated December 6, 2012, between Halcón Resources Corporation and CPP Investment Board PMI-2 Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 11, 2012).

10.46		Equity Distribution Agreement, dated March 18, 2015, by and among Halcón Resources Corporation, BMO Capital Markets Corp., Jefferies LLC and MLV & Co. LLC (Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed March 18, 2015).

10.47		Purchase Agreement, dated April 21, 2015, by and among Halcón Resources Corporation, the guarantors named therein, J.P. Morgan Securities LLC, as representative of the initial purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 24, 2015).

12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

21.1	*	List of Subsidiaries of Halcón Resources Corporation

23.1	*	Consent of Deloitte & Touche LLP

23.2	*	Consent of Netherland, Sewell & Associates, Inc.

31.1	**	Sarbanes-Oxley Section 302 certification of Principal Executive Officer

31.2	**	Sarbanes-Oxley Section 302 certification of Principal Financial Officer

32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

99.1	*	Report of Netherland, Sewell & Associates, Inc.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Indicates documents previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the SEC on February 26, 2016, which is being amended hereby.

**
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

HALCÓN RESOURCES CORPORATION
Date: April 25, 2016	By:	/s/ FLOYD C. WILSON Floyd C. Wilson Chairman of the Board and Chief Executive Officer