Form 10-Q
period 2016-06-30
HALCON RESOURCES CORP
filed 2016-07-28
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

        At July 22, 2016, 122,639,612 shares of the Registrant's Common Stock were outstanding.

Special note regarding forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition or divestiture opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "objective," "believe," "predict," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the "Risk Factors" section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and herein as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

  •
  the potential adverse impact of the restructuring transactions on our operations, management, and employees and the risks associated with operating our business during the restructuring process;

  •
  our ability to satisfy the conditions set forth in the Restructuring Support Agreement and consummate the Plan outlined in the Restructuring Support Agreement or another plan of reorganization;

  •
  risks and uncertainties associated with chapter 11 proceedings;

  •
  our ability to reduce the level of our debt and lower our cash interest obligations through consummation of the Plan or otherwise;

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

  •
  our ability to retain key members of senior management, the board of directors, and key technical employees;

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$99,095	$158,110	$174,062	$282,523
Natural gas	3,159	5,578	6,901	12,537
Natural gas liquids	3,504	3,889	5,441	7,957

Total oil, natural gas and natural gas liquids sales	105,758	167,577	186,404	303,017
Other	389	447	1,092	1,201

Total operating revenues	106,147	168,024	187,496	304,218

Operating expenses:
Production:
Lease operating	16,981	25,233	37,559	59,018
Workover and other	7,915	3,731	15,706	6,845
Taxes other than income	9,753	12,903	17,011	25,144
Gathering and other	10,519	7,746	21,903	21,492
Restructuring	189	309	5,073	2,230
General and administrative	24,708	22,662	66,324	47,071
Depletion, depreciation and accretion	39,671	101,194	94,937	220,338
Full cost ceiling impairment	257,869	948,633	754,769	1,502,636
Other operating property and equipment impairment	—	—	28,056	—

Total operating expenses	367,605	1,122,411	1,041,338	1,884,774

Income (loss) from operations	(261,458)	(954,387)	(853,842)	(1,580,556)
Other income (expenses):
Net gain (loss) on derivative contracts	(54,523)	(87,564)	(35,781)	12,184
Interest expense and other, net	(58,322)	(60,922)	(106,113)	(122,229)
Gain (loss) on extinguishment of debt	—	22,766	81,434	22,766
Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants	—	(8,219)	—	(8,219)

Total other income (expenses)	(112,845)	(133,939)	(60,460)	(95,498)

Income (loss) before income taxes	(374,303)	(1,088,326)	(914,302)	(1,676,054)
Income tax benefit (provision)	—	(286)	—	(199)

Net income (loss)	(374,303)	(1,088,612)	(914,302)	(1,676,253)
Series A preferred dividends	(3,198)	(4,902)	(6,396)	(9,803)
Preferred dividends and accretion on redeemable noncontrolling interest	(4,852)	(11,067)	(28,517)	(19,718)

Net income (loss) available to common stockholders	$(382,353)	$(1,104,581)	$(949,215)	$(1,705,774)

Net income (loss) per share of common stock:
Basic	$(3.17)	$(10.13)	$(7.89)	$(17.66)

Diluted	$(3.17)	$(10.13)	$(7.89)	$(17.66)

Weighted average common shares outstanding:
Basic	120,708	109,063	120,360	96,569

Diluted	120,708	109,063	120,360	96,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Current assets:
Cash	$7,173	$8,026
Accounts receivable	112,855	173,624
Receivables from derivative contracts	135,455	348,861
Restricted cash	17,164	16,812
Inventory	1,498	4,635
Debt issuance costs, net	5,557	—
Prepaids and other	8,694	4,635

Total current assets	288,396	556,593

Oil and natural gas properties (full cost method):
Evaluated	7,679,917	7,060,721
Unevaluated	1,180,148	1,641,356

Gross oil and natural gas properties	8,860,065	8,702,077
Less—accumulated depletion	(6,779,116)	(5,933,688)

Net oil and natural gas properties	2,080,949	2,768,389

Other operating property and equipment:
Gas gathering and other operating assets	100,355	130,090
Less—accumulated depreciation	(23,155)	(22,435)

Net other operating property and equipment	77,200	107,655

Other noncurrent assets:
Receivables from derivative contracts	5,642	16,614
Debt issuance costs, net	—	7,633
Equity in oil and natural gas partnership	11	209
Funds in escrow and other	1,613	1,599

Total assets	$2,453,811	$3,458,692

Current liabilities:
Accounts payable and accrued liabilities	$242,189	$295,085
Asset retirement obligations	412	163
Current portion of long-term debt, net	2,825,807	—

Total current liabilities	3,068,408	295,248

Long-term debt, net	—	2,873,637
Other noncurrent liabilities:
Liabilities from derivative contracts	194	290
Asset retirement obligations	48,554	46,853
Other	9,283	6,264
Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable noncontrolling interest	212,503	183,986
Stockholders' equity (deficit):
Preferred stock: 1,000,000 shares of $0.0001 par value authorized; 222,454 and 244,724 shares of 5.75% Cumulative Perpetual Convertible Series A, issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock: 1,340,000,000 shares of $0.0001 par value authorized; 122,647,511 and 122,523,559 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	12	12
Additional paid-in capital	3,288,371	3,283,097
Accumulated deficit	(4,173,514)	(3,230,695)

Total stockholders' equity (deficit)	(885,131)	52,414

Total liabilities and stockholders' equity (deficit)	$2,453,811	$3,458,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	345	$—	85,562	$8	$2,995,436	$(1,223,275)	$1,772,169
Net income (loss)	—	—	—	—	—	(1,922,621)	(1,922,621)
Dividends on Series A preferred stock	—	—	1,354	1	9,801	(17,979)	(8,177)
Conversion of Series A preferred stock	(100)	—	3,258	—	—	—	—
Preferred dividends on redeemable noncontrolling interest	—	—	—	—	—	(12,614)	(12,614)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(53,561)	(53,561)
Change in fair value of redeemable noncontrolling interest	—	—	—	—	—	(645)	(645)
Common stock issuance	—	—	1,888	—	15,356	—	15,356
Common stock issuance on conversion of senior notes	—	—	28,955	3	231,380	—	231,383
Modification of February 2012 Warrants	—	—	—	—	14,129	—	14,129
Offering costs	—	—	—	—	(1,871)	—	(1,871)
Long-term incentive plan grants	—	—	2,048	—	—	—	—
Long-term incentive plan forfeitures	—	—	(388)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(153)	—	(947)	—	(947)
Share-based compensation	—	—	—	—	19,813	—	19,813

Balances at December 31, 2015	245	—	122,524	12	3,283,097	(3,230,695)	52,414
Net income (loss)	—	—	—	—	—	(914,302)	(914,302)
Conversion of Series A preferred stock	(23)	—	724	—	—	—	—
Preferred dividends on redeemable noncontrolling interest	—	—	—	—	—	(6,655)	(6,655)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(21,862)	(21,862)
Reverse stock split rounding	—	—	5	—	—	—	—
Offering costs	—	—	—	—	(10)	—	(10)
Long-term incentive plan forfeitures	—	—	(499)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(106)	—	(50)	—	(50)
Share-based compensation	—	—	—	—	5,334	—	5,334

Balances at June 30, 2016	222	$—	122,648	$12	$3,288,371	$(4,173,514)	$(885,131)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(914,302)	$(1,676,253)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	94,937	220,338
Full cost ceiling impairment	754,769	1,502,636
Other operating property and equipment impairment	28,056	—
Share-based compensation, net	3,652	8,210
Unrealized loss (gain) on derivative contracts	224,281	183,713
Amortization and write-off of deferred loan costs	3,024	4,092
Non-cash interest and amortization of discount and premium	1,269	1,709
Loss (gain) on extinguishment of debt	(81,434)	(22,766)
Loss (gain) on extinguishment of Convertible Note and modification of February 2012 Warrants	—	8,219
Accrued settlements on derivative contracts	(23,072)	(26,781)
Other income (expense)	3,973	5,008
Change in assets and liabilities:
Accounts receivable	72,286	45,320
Inventory	(449)	(5)
Prepaids and other	(4,086)	1,037
Accounts payable and accrued liabilities	(20,161)	(36,947)

Net cash provided by (used in) operating activities	142,743	217,530

Cash flows from investing activities:
Oil and natural gas capital expenditures	(170,258)	(407,751)
Other operating property and equipment capital expenditures	(886)	(7,478)
Funds held in escrow and other	(233)	3,012

Net cash provided by (used in) investing activities	(171,377)	(412,217)

Cash flows from financing activities:
Proceeds from borrowings	425,000	1,296,000
Repayments of borrowings	(395,648)	(1,129,000)
Debt issuance costs	(1,186)	(18,612)
Common stock issued	—	15,354
Restricted cash	(325)	(352)
Offering costs and other	(60)	(2,443)

Net cash provided by (used in) financing activities	27,781	160,947

Net increase (decrease) in cash	(853)	(33,740)
Cash at beginning of period	8,026	43,713

Cash at end of period	$7,173	$9,973

Disclosure of non-cash investing and financing activities:
Accrued capitalized interest	$(2,387)	$(2,614)
Asset retirement obligations	919	1,754
Series A preferred dividends paid in common stock	—	9,803
Preferred dividends on redeemable noncontrolling interest paid-in-kind	6,655	6,131
Accretion of redeemable noncontrolling interest	21,862	12,942
Change in fair value of redeemable noncontrolling interest	—	645
Common stock issued on conversion of senior notes	—	231,383
Accrued debt issuance costs	904	—

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

Ability to Continue as a Going Concern

        On July 27, 2016, the Company and certain of its subsidiaries (the Halcón Entities) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware (the Bankruptcy Court) to pursue a pre-packaged plan of reorganization. The Company expects to continue operations in the normal course during the pendency of the chapter 11 proceedings. Prior to filing the bankruptcy petitions, on June 9, 2016, the Halcón Entities entered into a restructuring support agreement (the Restructuring Support Agreement) with certain holders of the Company's 13% senior secured notes due 2022 (the Third Lien Holders), the Company's 8.875% senior unsecured notes due 2021, 9.25% senior unsecured notes due 2022 and 9.75% senior unsecured notes due 2020 (collectively, the Unsecured Noteholders), the holder of the Company's 8% senior unsecured convertible note due 2020 (the Convertible Noteholder), and certain holders of the Company's 5.75% Series A Convertible Perpetual Preferred Stock (the Preferred Holders and together with the Third Lien Holders, Unsecured Noteholders and Convertible Noteholder, referred to collectively herein as, the Stakeholders). See Note 2, "Restructuring Support Agreement, " for more information. On June 20, 2016, the Halcón Entities commenced a solicitation for acceptance of the plan of reorganization (the Plan) contemplated in the Restructuring Support Agreement from the holders of impaired claims and interests entitled to vote under the Plan. At the conclusion of the Company's thirty day solicitation period, the Plan received sufficient votes to satisfy the voting conditions set forth in Section 1126(c) of the Bankruptcy Code. The Restructuring Support Agreement contains certain covenants on the part of the Halcón Entities and the Stakeholders, including that the Stakeholders vote in favor of the Plan contemplated in the Restructuring Support Agreement and otherwise facilitate and support the restructuring transaction, subject to the achievement of certain milestones and various conditions.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

        The Company's debt agreements provide that the commencement of a voluntary proceeding in bankruptcy is an event of default leading to the automatic acceleration of the associated obligations. Accordingly, the filing of the voluntary petitions for relief under chapter 11 of the Bankruptcy Code accelerated the Company's obligations under all of its outstanding debt instruments, although any efforts to enforce payment obligations thereunder have been automatically stayed by, and the creditors' rights of enforcement are subject to, the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Accordingly, the Company classified all of its outstanding debt as a current liability on its unaudited condensed consolidated balance sheet as of June 30, 2016.

        The significant risks and uncertainties related to the Halcón Entities' chapter 11 proceeding raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. There were no material allowances for doubtful accounts as of June 30, 2016 or December 31, 2015.

Other Operating Property and Equipment

        Gas gathering systems and equipment are recorded at cost. Depreciation is calculated using the straight-line method over a 30-year or 10-year estimated useful life applicable to gas gathering systems and a compressed natural gas facility, respectively. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life or productive capacity of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The Company capitalized $57.8 million and $87.2 million as of June 30, 2016 and December 31, 2015, respectively, related to the construction of its gas gathering systems, after any amounts impaired.

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

        The Company reviews its gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires the Company to evaluate gas gathering systems and equipment and other operating assets for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from an asset's undiscounted cash flows, then the Company recognizes an impairment loss for the difference between the carrying amount and the current fair value. The Company also evaluates the remaining useful lives of its gas gathering systems and other operating assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods. For the three months ended March 31, 2016, the Company recorded a non-cash impairment charge of $28.1 million in "Other operating property and equipment impairment" in the Company's unaudited condensed consolidated statements of operations and in "Gas gathering and other operating assets" in the Company's unaudited condensed consolidated balance sheets. The impairment primarily relates to the Company's gross investments of $32.8 million in gas gathering infrastructure that will not likely be economically recoverable due to its shift in exploration, drilling and developmental plans to its most economic areas as a result of the low commodity price environment.

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

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17) to simplify the presentation of deferred income taxes. Under ASU 2015-17, all deferred tax assets and liabilities, along with any related valuation allowance, are required to be classified as noncurrent on the balance sheet. Effective December 31, 2015, the Company early adopted ASU 2015-17, on a prospective basis, which resulted in the reclassification of its current deferred tax assets and liabilities as a non-current deferred tax asset and liability, net of the valuation allowance, in the accompanying unaudited condensed consolidated balance sheets. No prior periods were retrospectively adjusted.

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

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (ASU 2014-15). ASU 2014-15 is effective for annual reporting periods (including interim

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

periods within those periods) ending after December 15, 2016. Early application is permitted with companies applying the guidance prospectively. The amendments in ASU 2014-15 create a new ASC Sub-topic 205-40, Presentation of Financial Statements—Going Concern and require management to assess for each annual and interim reporting period if conditions exist that raise substantial doubt about an entity's ability to continue as a going concern. The rule requires various disclosures depending on the facts and circumstances surrounding an entity's ability to continue as a going concern. Effective June 30, 2016, the Company early adopted ASU 2014-15, on a prospective basis, which resulted in additional disclosures as discussed above.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides five steps an entity should apply in determining its revenue recognition. In March 2016, ASU 2014-09 was updated with ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which provides further clarification on the principal versus agent evaluation. ASU 2014-09 is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet and is effective for annual reporting periods, and interim periods within that reporting period, beginning after December 15, 2016, or after December 2017, if companies choose to elect the deferred adoption date approved by the FASB. Early adoption is not permitted. The Company is in the process of assessing the effects of the application of the new guidance.

2. RESTRUCTURING SUPPORT AGREEMENT

        On June 9, 2016, the Halcón Entities entered into a Restructuring Support Agreement with the Stakeholders. On July 27, 2016, the Halcón Entities filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware to effect an accelerated pre-packaged bankruptcy restructuring as contemplated in the Restructuring Support Agreement.

        Pursuant to the terms of the Plan contemplated by the Restructuring Support Agreement, Stakeholders and other claim and interest holders will receive the following treatment in full and final satisfaction of their claims and interests:

  •
  the Halcón Entities' Second Lien Notes (consisting of $700.0 million in aggregate principal amount outstanding of 8.625% senior secured notes due 2020 and $112.8 million in aggregate principal amount outstanding of 12% senior secured notes due 2022) shall be unimpaired and reinstated;

  •
  the Third Lien Holders will receive their pro rata share of 76.5% of the common stock of reorganized Halcón, together with a cash payment of $33.8 million, and accrued and unpaid interest on their notes through May 15, 2016;

  •
  the Unsecured Noteholders will receive their pro rata share of 15.5% of the common stock of reorganized Halcón, together with a cash payment of $37.6 million and warrants to purchase 4% of the common stock of reorganized Halcón with a four year term and an exercise price based

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RESTRUCTURING SUPPORT AGREEMENT (Continued)

    on an equity value of $1.33 billion, and accrued and unpaid interest on their notes through May 15, 2016;

  •
  the Convertible Noteholder will receive 4% of the common stock of reorganized Halcón, together with a cash payment of $15.0 million and warrants to purchase 1% of the common stock of reorganized Halcón with a four year term and an exercise price based on an equity value of $1.33 billion;

  •
  the general unsecured claims are unimpaired;

  •
  the Preferred Holders will receive their pro rata share of $11.1 million in cash; and

  •
  the existing common stockholders will receive their pro rata share of 4% of the common stock of reorganized Halcón.

        Each of the foregoing percentages of equity in the reorganized company is subject to dilution from the exercise of the new warrants described above and a management incentive plan.

        The Restructuring Support Agreement contains certain covenants on the part of the Halcón Entities and the Stakeholders, including that the Stakeholders vote in favor of the Plan contemplated in the Restructuring Support Agreement and otherwise facilitate and support the restructuring transaction. The Restructuring Support Agreement also provides for termination by each party upon the occurrence of certain events, including without limitation, the failure of the Halcón Entities to achieve certain milestones, including having the Plan confirmed and effective by certain dates, and requires the satisfaction of certain conditions, such as that the Halcón Entities obtain a credit facility pursuant to an amendment or an amendment and restatement of its existing Senior Credit Agreement, defined below, (or any replacement financing) in an aggregate principal amount of not less than $600.0 million (the Amended Revolving Credit Agreement), which Amended Revolving Credit Agreement shall be (a) in form and substance reasonably satisfactory to the Requisite Unsecured Noteholders (as defined in the Restructuring Support Agreement), and (b) in form and substance satisfactory to the Requisite Third Lien Noteholders (as defined in the Restructuring Support Agreement).

        On June 20, 2016, the Halcón Entities commenced a solicitation for acceptance of the Plan. As a result of the solicitation, 99.997% in aggregate principal amount of the Third Lien Notes (defined below), that voted, 99.860% in aggregate principal amount of the Unsecured Notes (consisting of the Company's 8.875% senior unsecured notes due 2021, 9.25% senior unsecured notes due 2022 and 9.75% senior unsecured notes due 2020) that voted, 100.000% of the aggregate principal amount of the Convertible Note (defined below), and 99.300% in aggregate amount of the shares of the Series A Preferred Stock (defined below) that voted, voted to support the Plan, which exceeded the voting condition under the Restructuring Support Agreement. In addition, the Company entered into an agreement dated as of July 22, 2016 with holders of more than 51% in aggregate principal amount of its 8.625% and 12.0% Second Lien Notes due 2020 and 2022 regarding certain amendments to the indentures governing such notes in exchange for the commitment of such holders to support the Plan (the Second Lien Support Agreement). Under the terms of the Second Lien Support Agreement, each holder of the Second Lien Notes that agrees to the proposed amendments and is either party to the Second Lien Support Agreement or otherwise does not object to the Plan will, subject to the occurrence of the effective date of the Plan (and, in the case of the Second Lien Notes, the effectiveness of the proposed amendment) receive a consent fee equal to 1.25% of the aggregate principal amount of such holder's outstanding second lien notes. To effect the treatment of claims and

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RESTRUCTURING SUPPORT AGREEMENT (Continued)

interests set forth above in accordance with the Plan, the Company withheld the regularly scheduled July 15, 2016 interest payment on its 2020 Notes, defined below. The Company also withheld the regularly scheduled June 30, 2016 interest payment on its Convertible Note, defined below, which was waived by the holder of the Convertible Note in the Restructuring Support Agreement. The Company made the payments of accrued and unpaid interest through May 15, 2016 on the Third Lien Notes and Unsecured Notes prior to its chapter 11 filing. Also, to provide financial flexibility until such time as an Amended Revolving Credit Agreement is finalized and approved, prior to its chapter 11 filing, the Company drew approximately $338.0 million on July 25, 2016 under its Senior Credit Agreement, bringing its outstanding borrowings up to approximately $444.0 million.

        See Note 4, "Debt," and Note 10, "Stockholders' Equity," for information regarding the Company's debt and equity instruments.

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

        Investments in unevaluated oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress, qualify for interest capitalization. The capitalized interest is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred that are excluded from the full cost pool; however, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The capitalized interest amounts are recorded as additions to unevaluated oil and natural gas properties on the unaudited condensed consolidated balance sheets. As the costs excluded are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. For the six months ended June 30, 2016 and 2015, the Company capitalized interest costs of $52.9 million and $51.2 million, respectively.

        At June 30, 2016, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2016 of the West Texas

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OIL AND NATURAL GAS PROPERTIES (Continued)

Intermediate (WTI) crude oil spot price of $43.12 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended June 30, 2016 of the Henry Hub natural gas price of $2.24 per million British thermal units (MMBtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at June 30, 2016 exceeded the ceiling amount by $257.9 million ($163.1 million after taxes, before valuation allowance) which resulted in a ceiling test impairment of that amount for the quarter. The impairment at June 30, 2016 primarily reflects a 7% decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, which was $46.26 per barrel at March 31, 2016. At March 31, 2016, the Company recorded a full cost ceiling impairment before income taxes of $496.9 million ($315.1 million after taxes, before valuation allowance). The impairment at March 31, 2016 reflects additional transfers of the remaining unevaluated Utica / Point Pleasant (Utica) and Tuscaloosa Marine Shale (TMS) properties of approximately $330.4 million and $74.8 million, respectively, to the full cost pool and, to a lesser extent, an 8% decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, which was $50.28 per barrel at December 31, 2015. As discussed above, the Company considers the facts and circumstances around its unevaluated properties that may indicate impairment on a quarterly basis. Management concluded that it is no longer probable that capital will be available or approved to continue exploratory drilling activities in the Company's Utica or TMS acreage positions in advance of the related lease expirations due to the Company's evaluation of strategic alternatives to reduce its debt while preserving liquidity in light of continued low commodity prices, together with a reduction of the Company's exploration department and the Company's intent to expend capital only on its most economical and proven areas.

        At June 30, 2015, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2015 of the WTI spot price of $71.68 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended June 30, 2015 of the Henry Hub price of $3.39 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at June 30, 2015 exceeded the ceiling amount by $948.6 million ($597.3 million after taxes, before valuation allowance) which resulted in a ceiling test impairment of that amount for the quarter. At March 31, 2015, the Company recorded a full cost ceiling impairment before income taxes of $554.0 million ($348.8 million after taxes, before valuation allowance). The ceiling test impairments were driven by decreases in the first-day-of-the-month average prices for crude oil used in the ceiling test calculations since December 31, 2014, when the first-day-of-the-month average price for crude oil was $94.99 per barrel and $82.71 per barrel at March 31, 2015.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT

        As of June 30, 2016 and December 31, 2015, the Company's current and long-term debt, respectively, consisted of the following:

	June 30, 2016(1)	December 31, 2015
	(In thousands)
Senior revolving credit facility	$101,000	$62,000
8.625% senior secured second lien notes due 2020(2)	689,064	687,797
12.0% senior secured second lien notes due 2022(3)	111,408	111,598
13.0% senior secured third lien notes due 2022(4)	1,010,048	1,009,585
9.25% senior notes due 2022(5)	36,660	51,887
8.875% senior notes due 2021(6)	296,184	347,671
9.75% senior notes due 2020(7)	312,522	336,470
8.0% convertible note due 2020(8)	268,921	266,629

	$2,825,807	$2,873,637

(1)
The Company's debt balance as of June 30, 2016 was classified as current. See "Senior Revolving Credit Facility" below for more details.

(2)
Amounts are net of $10.9 million and $12.2 million unamortized debt issuance costs at June 30, 2016 and December 31, 2015, respectively.

(3)
Amounts are net of $1.4 million and $1.2 million unamortized debt issuance costs at June 30, 2016 and December 31, 2015, respectively.

(4)
Amounts are net of $7.9 million and $8.4 million unamortized debt issuance costs at June 30, 2016 and December 31, 2015, respectively.

(5)
Amounts are net of $0.5 million and $0.8 million unamortized debt issuance costs at June 30, 2016 and December 31, 2015, respectively.

(6)
Amounts are net of a $0.8 million and a $1.0 million unamortized discount at June 30, 2016 and December 31, 2015, respectively, related to the issuance of the original 2021 Notes. The unamortized premium related to the additional 2021 Notes was approximately $4.3 million and $5.5 million at June 30, 2016 and December 31, 2015, respectively. Amounts are net of $4.5 million and $5.8 million unamortized debt issuance costs at June 30, 2016 and December 31, 2015, respectively. See "8.875% Senior Notes" below for more details.

(7)
Amounts are net of a $1.6 million and a $1.9 million unamortized discount at June 30, 2016 and December 31, 2015, respectively, related to the issuance of the original 2020 Notes. The unamortized premium related to the additional 2020 Notes was approximately $2.2 million and $2.6 million at June 30, 2016 and December 31, 2015, respectively. Amounts are net of $3.6 million and $4.3 million unamortized debt issuance costs at June 30, 2016 and December 31, 2015, respectively. See "9.75% Senior Notes" below for more details.

(8)
Amounts are net of a $20.7 million and a $23.0 million unamortized discount at June 30, 2016 and December 31, 2015, respectively. See "8.0% Convertible Note" below for more details.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

Senior Revolving Credit Facility

        On February 8, 2012, the Company entered into a senior secured revolving credit agreement (the Senior Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Senior Credit Agreement provides for a $1.5 billion facility with a borrowing base of $700.0 million. However, pursuant to the Waiver Agreement, defined below, the Company agreed not to request borrowings in excess of $450.0 million for a specified period of time. On July 25, 2016, the Company borrowed approximately $338.0 million, resulting in the Company having an aggregate $444.0 million of indebtedness outstanding under the Senior Credit Agreement. The borrowing base is redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 1.50% to 2.50% for ABR-based loans or at specified margins over LIBOR of 2.50% to 3.50% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the facility. At June 30, 2016, the weighted average interest rate on the Company's variable rate debt was 3.2% per year. Advances under the Senior Credit Agreement are secured by liens on substantially all of the Company's and its restricted subsidiaries' properties and assets. The Senior Credit Agreement contains customary representations, warranties and covenants including, among others, restrictions on the payment of dividends on the Company's capital stock and financial covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and a ratio of total secured debt (excluding the Third Lien Notes) to EBITDA of no greater than 2.75 to 1.0.

        On May 26, 2016, the Company entered into a waiver to its Senior Credit Agreement (the Waiver Agreement), which, among other things, temporarily limited the borrowings under its senior credit facility in connection with the Company's chapter 11 reorganization plans. The Company agreed that for a specified period of time it would not request, nor will it be permitted to request, a borrowing which would result in the aggregate exposure on the Senior Credit Agreement to exceed $450.0 million. Refer to Note 2, "Restructuring Support Agreement," for further details regarding the Company's chapter 11 reorganization plans.

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

        At June 30, 2016, the Company had $101.0 million of indebtedness outstanding, $5.2 million letters of credit outstanding and was in compliance with the financial covenants under the Senior Credit Agreement.

        The filing of the voluntary petitions for relief under chapter 11 of the Bankruptcy Code described in Note 1, "Financial Statement Presentation," constituted an event of default under the Senior Credit Agreement that accelerated the Company's obligations and terminated the lenders' commitments under the Senior Credit Agreement.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

        In connection with the chapter 11 proceedings, the Company entered into a commitment letter pursuant to which the lenders party thereto committed to provide, subject to certain conditions, a $600.0 million debtor-in-possession senior secured, super-priority revolving credit facility (the DIP Facility) and a $600.0 million exit senior secured reserve-based revolving credit facility. Proceeds from the DIP Facility will, among other things, be used to refinance borrowings under the Company's current Senior Credit Agreement. Availability under the DIP Facility will be $500.0 million upon interim approval by the Bankruptcy Court, rising to $600.0 million upon entry of a final order. The DIP Facility will be converted into or otherwise refinanced by the exit credit facility following confirmation of the Plan. The DIP Facility will mature in three (3) months, subject to three-month extensions at the request of the borrower, but not beyond twelve (12) months from the commencement of the bankruptcy proceedings or the effective date of a plan of reorganization confirmed by the Bankruptcy Court. Loans under the DIP Facility will bear interest at a rate per annum equal to, as selected by the Company, an alternative base rate plus an applicable margin of 1.75% to 2.75% or adjusted LIBOR plus an applicable margin of 2.75% to 3.75%, in each case based on utilization. The DIP Facility will contain certain customary affirmative and negative covenants, including limitations on indebtedness; liens; dividends and distributions; investments; sale or discount of receivables; mergers; sale of properties; termination of swap agreements and transactions with affiliates, as well as compliance with an approved bi-weekly budget, subject to minor variances. The DIP Facility will also contain specified events of default, including non-payment; non-compliance with covenants or other agreements; default in other material indebtedness; certain adverse judgments; change of control; dismissal (or conversion to chapter 7) of the chapter 11 proceedings; and failure to satisfy certain bankruptcy milestones.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

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

        Interest on the 2022 Second Lien Notes accrues at a rate of 12.0% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on February 15, 2016. The 2022 Second Lien Notes will mature on February 15, 2022. The 2022 Second Lien Notes are secured by second-priority liens on the Collateral. Pursuant to the terms of the Intercreditor Agreement, dated December 21, 2015, the security interest in the Collateral securing the 2022 Second Lien Notes and the guarantees are contractually equal with the liens that secure the 2020 Second Lien Notes and contractually subordinated to liens that secure the Company's Senior Credit Agreement and certain other permitted indebtedness. Consequently, the 2022 Second Lien Notes and the guarantees are effectively subordinated to the Senior Credit Agreement and such other indebtedness and effectively equal to the 2020 Second Lien Notes, in each case to the extent of the value of the Collateral.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

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

        During the first quarter of 2016, the Company repurchased $15.5 million principal amount of 2022 Notes for cash at prevailing market prices at the time of the transactions and recognized an $11.1 million net gain on the extinguishment of debt. At closing, the Company paid all accrued and unpaid interest since the prior interest payment date of the 2022 Notes. As of June 30, 2016, $37.2 million principal amount of the Company's 2022 Notes remained outstanding.

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

4. DEBT (Continued)

the subsidiary, HK TMS, LLC. Halcón, the issuer of the 2021 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

        In conjunction with the issuance of the 2021 Notes, the Company recorded a discount of approximately $5.7 million to be amortized over the remaining life of the 2021 Notes using the effective interest method. The remaining unamortized discount was $0.8 million at June 30, 2016. In conjunction with the issuance of the additional 2021 Notes, the Company recorded a premium of approximately $30.0 million to be amortized over the remaining life of the additional 2021 Notes using the effective interest method. The remaining unamortized premium was $4.3 million at June 30, 2016.

        During the first quarter of 2016, the Company repurchased $51.8 million principal amount of the 2021 Notes for cash at prevailing market prices at the time of the transactions and recognized a $47.5 million net gain on the extinguishment of debt. At closing, the Company paid all accrued and unpaid interest since the prior interest payment date of the 2021 Notes. As of June 30, 2016, $297.2 million principal amount of the Company's 2021 Notes remained outstanding.

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

        In conjunction with the issuance of the 2020 Notes, the Company recorded a discount of approximately $10.2 million to be amortized over the remaining life of the 2020 Notes using the effective interest method. The remaining unamortized discount was $1.6 million at June 30, 2016. In conjunction with the issuance of the additional 2020 Notes, the Company recorded a premium of approximately $11.0 million to be amortized over the remaining life of the additional 2020 Notes using

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

the effective interest method. The remaining unamortized premium was approximately $2.2 million at June 30, 2016.

        During the first quarter of 2016, the Company repurchased $24.5 million principal amount of the 2020 Notes for cash at prevailing market prices at the time of the transactions and recognized a $22.8 million net gain on the extinguishment of debt. At closing, the Company paid all accrued and unpaid interest since the prior interest payment date of the 2020 Notes. As of June 30, 2016, $315.5 million principal amount of the Company's 2020 Notes remained outstanding.

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

        On March 9, 2015, the Company entered into an amendment (the HALRES Note Amendment) to its Convertible Note. The HALRES Note Amendment extended the maturity date of the Convertible Note by three years, from February 8, 2017 to February 8, 2020. The Convertible Note originally provided for prepayment without premium or penalty at any time after February 8, 2014, at which time it also became convertible into shares of the Company's common stock at a conversion price of $22.50 per share. These dates have been extended pursuant to the HALRES Note Amendment and the conversion price has been adjusted, such that at any time after March 9, 2017, the Company may prepay the Convertible Note without premium or penalty, and HALRES may elect to convert all or any portion of unpaid principal and interest outstanding under the Convertible Note to shares of the Company's common stock at a conversion price of $12.20 per share, subject to adjustments for stock splits and other customary anti-dilution provisions as set forth in the Convertible Note. At the same time, the Company also entered into an amendment to the February 2012 Warrants (the Warrant Amendment) which extended the term of the February 2012 Warrants from February 8, 2017 to February 8, 2020 and adjusted the exercise price of the February 2012 Warrants from $22.50 to $12.20 per share. The HALRES Note Amendment and the Warrant Amendment were approved by the Company's stockholders on May 6, 2015, in accordance with the rules of the New York Stock Exchange. In conjunction with the HALRES Note Amendment, the Company recorded a discount of $25.9 million to be amortized over the remaining life of the Convertible Note using the effective interest method. As of June 30, 2016, the remaining unamortized discount was $20.7 million.

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt. For the six months ended June 30, 2016, the Company

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEBT (Continued)

expensed $2.5 million of debt issuance costs in conjunction with the debt repurchases and a decrease in the borrowing base under the Senior Credit Agreement. At June 30, 2016 and December 31, 2015, the Company had approximately $34.5 million and $40.3 million, respectively, of unamortized debt issuance costs. The debt issuance costs for the Company's Senior Credit Agreement are presented in "Debt issuance costs, net" within total assets on the unaudited condensed consolidated balance sheets, and the debt issuance costs for the Company's senior secured and unsecured debt are presented in "Current portion of long-term debt, net" and "Long-term debt, net" within total liabilities on the unaudited condensed consolidated balance sheets.

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

        The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2016 and December 31, 2015. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2016 or the year ended December 31, 2015.

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Receivables from derivative contracts	$—	$141,097	$—	$141,097

Liabilities
Liabilities from derivative contracts	$—	$42	$152	$194

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

	Significant Unobservable Inputs (Level 3)
	June 30, 2016	December 31, 2015
	(In thousands)
Beginning Balance	$(185)	$(1,319)
Net gain (loss) on derivative contracts	33	1,134

Ending Balance	$(152)	$(185)

Change in unrealized gains (losses) included in earnings related to derivatives still held at June 30, 2016 and December 31, 2015	$33	$(185)

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

values of the Company's fixed interest rate debt instruments as of June 30, 2016 and December 31, 2015 (excluding discounts, premiums and debt issuance costs):

	June 30, 2016		December 31, 2015
Debt	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
	(In thousands)
8.625% senior secured second lien notes	$700,000	$659,120	$700,000	$479,500
12.0% senior secured second lien notes	112,826	106,237	112,826	77,286
13.0% senior secured third lien notes	1,017,970	539,524	1,017,970	333,385
9.25% senior notes	37,194	8,276	52,694	14,422
8.875% senior notes	297,193	66,125	348,944	95,506
9.75% senior notes	315,535	70,207	340,035	93,068
8.0% convertible note	289,669	69,926	289,669	87,393

	$2,770,387	$1,519,415	$2,862,138	$1,180,560

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

        As discussed in Note 4, "Debt" and in Note 10, "Stockholders' Equity," on May 6, 2015, the HALRES Note Amendment and the Warrant Amendment became effective. The fair value estimates for the Convertible Note and the February 2012 Warrants include the use of observable inputs such as the Company's stock price, expected volatility, and credit spread and the risk-free rate. The use of these observable inputs results in the fair value estimates being classified as Level 2.

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

        At June 30, 2016 and December 31, 2015, the Company's crude oil and natural gas derivative positions consisted of swaps, swaptions, costless put/call "collars," and extendable costless collars. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. Swaptions are swap contracts that may be extended annually at the option of the counterparty on a designated date. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. Extendable collars are costless put/call contracts that may be extended annually at the option of the counterparty on a designated date. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as payments and receipts on settled derivative contracts, in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations.

        At June 30, 2016, the Company had 34 open commodity derivative contracts summarized in the following tables: one natural gas collar arrangement, 14 crude oil collar arrangements, 13 crude oil swaps, five crude oil swaptions and one crude oil extendable collar.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:

		Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	June 30, 2016	December 31, 2015	Balance sheet location	June 30, 2016	December 31, 2015
		(In thousands)			(In thousands)
Commodity contracts	Current assets—receivables from derivative contracts	$135,455	$348,861	Current liabilities—liabilities from derivative contracts	$—	$—
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	5,642	16,614	Other noncurrent liabilities—liabilities from derivative contracts	(194)	(290)

Total derivatives not designated as hedging contracts under ASC 815		$141,097	$365,475		$(194)	$(290)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations:

		Amount of gain or (loss) recognized in income on derivative contracts for the Three Months Ended June 30,		Amount of gain or (loss) recognized in income on derivative contracts for the Six Months Ended June 30,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2016	2015	2016	2015
		(In thousands)		(In thousands)
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$(135,303)	$(175,712)	$(224,281)	$(183,713)
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	80,780	88,148	188,500	195,897

Total net gain (loss) on derivative contracts		$(54,523)	$(87,564)	$(35,781)	$12,184

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        At June 30, 2016 and December 31, 2015, the Company had the following open crude oil and natural gas derivative contracts:

			June 30, 2016
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
July 2016 - December 2016	Collars	Natural Gas	368,000	$4.00	$4.00	$4.22	$4.22
July 2016 - December 2016(1)(3)	Collars	Crude Oil	2,024,000	60.00 - 90.00	73.00	64.00 - 95.10	78.87
July 2016 - December 2016(2)(3)	Swaps	Crude Oil	2,392,000	62.00 - 91.73	85.43
January 2017 - December 2017	Collars	Crude Oil	1,368,750	50.00 - 60.00	57.33	70.00 - 76.84	74.16

			December 31, 2015
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2016 - June 2016	Collars	Crude Oil	182,000	$90.00	$90.00	$96.85	$96.85
January 2016 - December 2016	Collars	Natural Gas	732,000	4.00	4.00	4.22	4.22
January 2016 - December 2016(1)	Collars	Crude Oil	4,392,000	60.00 - 90.00	71.91	64.00 - 95.10	77.71
January 2016 - December 2016(2)	Swaps	Crude Oil	4,758,000	62.00 - 91.73	85.43
January 2017 - December 2017	Collars	Crude Oil	1,368,750	50.00 - 60.00	57.33	70.00 - 76.84	74.16

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

(3)
Subsequent to June 30, 2016, crude oil collars totaling 184,000 Bbls and crude oil swaps totaling 184,000 Bbls for the remainder of 2016 were terminated resulting in proceeds of $9.6 million to the Company.

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts at June 30, 2016 and December 31, 2015:

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(In thousands)
Gross Amounts Presented in the Consolidated Balance Sheet	$141,097	$365,475	$(194)	$(290)
Amounts Not Offset in the Consolidated Balance Sheet	(21)	(53)	20	52

Net Amount	$141,076	$365,422	$(174)	$(238)

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

        The filing of the voluntary petitions for relief under chapter 11 of the Bankruptcy Code described in Note 1, "Financial Statement Presentation," constituted an event of default under the Company's derivatives contracts that gives the counterparties the option to terminate such contracts. If terminated, the contracts would be net settled in cash. The Company obtained a waiver from its hedge counterparties indicating that they will not exercise their option to terminate their contracts so long as the Restructuring Support Agreement is not terminated, the DIP Facility commitment letter is not terminated and the Company meet its various obligations thereunder, among other things.

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

        The Company recorded the following activity related to its ARO liability for the six months ended June 30, 2016 (in thousands, inclusive of the current portion):

Liability for asset retirement obligations as of December 31, 2015	$47,016
Liabilities settled and divested	(180)
Additions	1,024
Acquisitions	75
Accretion expense	1,031

Liability for asset retirement obligations as of June 30, 2016	$48,966

8. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas; and Denver, Colorado as well as a number of other field office locations. Rent expense was approximately $4.3 million for the six months ended June 30, 2016 and 2015. As of June 30, 2016, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2015, as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, approximating $46.8 million in the aggregate, and containing various expiration dates through 2024.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

        In addition, the Company has commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2018. In the first quarter of 2016, the Company entered into an amendment to one of its drilling rig contracts with an original term ending date of August 31, 2016, whereby, as of April 5, 2016, the Company early terminated the rig contract, incurred a termination fee of approximately $1.2 million and reduced its 2016 drilling commitments by extending part of the contract term on another of its drilling rig contracts out further in 2018. In January 2015, the Company made the decision to early terminate a drilling rig contract in response to the decline in crude oil prices, and the Company incurred an early termination fee of $6.0 million, paid over the first half of 2015. If certain requirements are not met by two separate trigger dates, the first being January 1, 2017 and the second being January 12, 2020, the Company may incur up to an additional $3.0 million in connection with this drilling rig contract. Rig termination fees are expensed as incurred within "Gathering and other" on the unaudited condensed consolidated statements of operations.

        In addition, the Company has two drilling rig commitments, for which the Company is incurring a stacking fee of $16,000 and $17,000 per day. The contract terms for these drilling rig commitments extends through the second quarter of 2017 and 2018, respectively. Rig stacking fees are expensed as incurred within "Gathering and other" on the unaudited condensed consolidated statements of operations. Early termination of the Company's additional drilling rig commitments would result in termination penalties approximating $14.8 million, which would be in lieu of the remaining $20.8 million of drilling rig commitments as of June 30, 2016.

        The Company has entered into various long-term gathering, transportation and sales contracts with respect to production from the Bakken/Three Forks formations in North Dakota. As of June 30, 2016, the Company had in place nine long-term crude oil contracts and five long-term natural gas contracts in this area. Under the terms of these contracts, the Company has committed a substantial portion of its Bakken/Three Forks production for periods ranging from one to ten years from the date of first production. The sales prices under these contracts are based on posted market rates. Historically, the Company has been able to meet its delivery commitments.

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

9. MEZZANINE EQUITY

        On June 16, 2014, funds and accounts managed by affiliates of Apollo Global Management, LLC (Apollo) contributed $150 million in cash to HK TMS, LLC, a Delaware limited liability company

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MEZZANINE EQUITY (Continued)

(HK TMS), wholly owned by the Company that, as of June 16, 2014 held all of the Company's undeveloped acreage in the TMS formation, located in Mississippi and Louisiana, in exchange for the issuance by HK TMS of 150,000 preferred shares. At the closing, the Company also contributed $50 million in cash to HK TMS. Holders of the HK TMS preferred shares will receive quarterly cash dividends of 8% cumulative perpetual per annum, subject to HK TMS' option to pay such dividends "in-kind" through the issuance of additional preferred shares. The preferred shares will be automatically redeemed and cancelled when the holders receive cash dividends and distributions on the preferred shares equating to the greater of a 12% annual rate of return plus principal and 1.25 times their investment plus applicable fees (the Redemption Price), subject to adjustment under certain circumstances. The preferred shares have a liquidation preference in the event of dissolution in an amount equal to the Redemption Price plus any unpaid dividends not otherwise included in the calculation of the Redemption Price through the date of liquidation payment. HK TMS may also redeem the preferred shares at any time after December 31, 2016 by paying the Redemption Price, or may be required to redeem the preferred shares for the Redemption Price plus certain fees under certain circumstances.

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

        The preferred shares have been classified as "Redeemable noncontrolling interest" and included in "Mezzanine equity" between total liabilities and stockholders' equity on the unaudited condensed consolidated balance sheets pursuant to ASC 480-10-S99-3A. The preferred shares are considered probable of becoming redeemable and therefore were accreted up to the estimated required redemption value through June 30, 2016. The accretion is presented as a deemed dividend and recorded in "Redeemable noncontrolling interest" on the unaudited condensed consolidated balance sheets and within "Preferred dividends and accretion on redeemable noncontrolling interest" on the unaudited condensed consolidated statements of operations. In accordance with ASC 480-10-S99-3A, an adjustment to the carrying amount presented in "Mezzanine equity" will be recognized as charges against retained earnings and will reduce income available to common shareholders in the calculation of earnings per share. Adjustments to the carrying amount may not be necessary if the application of ASC No. 810, Consolidation (ASC 810) results in a noncontrolling interest balance in excess of what is required pursuant to ASC 480-10-S99-3A.

        In March 2015, Apollo delivered a withdrawal notice to HK TMS indicating their election not to acquire additional preferred shares in HK TMS (the Withdrawal Notice). Upon issuance of the Withdrawal Notice, HK TMS incurs a fee escalating from $2.50 per share to $20.00 per share for the next eight full fiscal quarters for any preferred shares then outstanding, which began in the quarter ended June 30, 2015 (the Withdrawal Exit Fee). The Withdrawal Exit Fee is payable upon redemption of the preferred shares. As of June 30, 2016, HK TMS incurred Withdrawal Exit Fees of $6.2 million. The Withdrawal Exit Fees were recorded at fair value within "Other noncurrent liabilities" on the unaudited condensed consolidated balance sheets.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MEZZANINE EQUITY (Continued)

        As part of the transaction, there are certain restrictions on the transfer of assets, including cash, to the Company from HK TMS. HK TMS is required to maintain a minimum cash balance equal to two quarterly dividend payments, of approximately $3.5 million each, plus $10.0 million, which is presented on the unaudited condensed consolidated balance sheets in "Restricted cash." Additionally, the quarterly 8% dividends paid to holders of the HK TMS preferred shares have priority over other cash distributions. No dividends are permitted to be paid to the Company from HK TMS prior to December 31, 2016. HK TMS is restricted from transferring more than 20% of its maximum net acres and from transferring any assets exceeding 20% of HK TMS's proved reserves at any one time without approval from the Company and Apollo. Finally, proceeds from any such transfers of acres or other assets must be used for HK TMS's capital or operating expenditures, or to redeem preferred shares.

        The following table sets forth a reconciliation of the changes in fair value of the embedded derivative associated with the amended transaction, which is classified as Level 3 in the fair value hierarchy (in thousands):

Embedded derivative
Balance at December 31, 2015	$6,100
Change in fair value	3,020

Balance at June 30, 2016	$9,120

        The Company recorded the following activity related to the preferred shares recorded in "Mezzanine equity" on the unaudited condensed consolidated balance sheets for the period presented (in thousands, except share amounts):

	Redeemable noncontrolling interest
	Shares	Amount
Balances at December 31, 2015	165,639	$183,986
Dividends paid in-kind	6,655	6,655
Accretion of redeemable noncontrolling interest	—	21,862

Balances at June 30, 2016	172,294	$212,503

        For the six months ended June 30, 2016 and 2015, HK TMS issued 6,655 and 6,131 additional preferred shares to Apollo for dividends paid-in-kind, respectively. These dividends are presented within "Preferred dividends and accretion on redeemable noncontrolling interest" on the unaudited condensed consolidated statements of operations. Upon the election of in-kind dividends, HK TMS must pay a fee of $5.00 per preferred share then outstanding (PIK Exit Fee). Such fees will be due upon redemption of the preferred shares. As of June 30, 2016, HK TMS incurred PIK Exit Fees totaling $5.6 million, which were recorded at fair value within "Other noncurrent liabilities" on the unaudited condensed consolidated balance sheets.

        HK TMS was not included in the chapter 11 filings or the Restructuring Support Agreement discussed in Note 1, "Financial Statement Presentation" and Note 2, "Restructuring Support Agreement," respectively.

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

        Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors, cumulative dividends at the rate of 5.75% per annum (the Dividend Rate) on the Liquidation Preference per share of the Series A Preferred Stock, payable quarterly in arrears on each dividend payment date. Dividends may be paid in cash or, where freely transferable by any non-affiliate recipient thereof, in common stock of the Company, or a combination thereof, and are payable on March 1, June 1, September 1 and December 1 of each year. In January 2016, the Company announced that future quarterly dividends on the Series A Preferred Stock will be suspended due to the weakened market conditions as a result of low commodity prices. As of June 30, 2016, cumulative, undeclared dividends on the Series A Preferred Stock amounted to approximately $7.5 million.

        The Series A Preferred Stock has no maturity date, is not redeemable by the Company at any time, and will remain outstanding unless converted by the holders or mandatorily converted by the Company. Each share of Series A Preferred Stock is convertible, at the holder's option at any time, into approximately 32.49 shares of common stock of the Company (which is equivalent to a conversion price of approximately $30.80 per share), subject to certain adjustments. Based on the initial conversion rate and Series A Preferred Stock outstanding, approximately 11.2 million shares of common stock of the Company are issuable upon conversion of all the shares of Series A Preferred Stock. On or after June 6, 2018, the Company may, at its option, give notice of its election to cause all outstanding shares of the Series A Preferred Stock to be automatically converted into shares of common stock of the Company at the conversion rate (as defined in the Series A Designation), if the closing sale price of the Company's common stock equals or exceeds 150% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days. As of June 30, 2016, 122,546 shares of Series A Preferred Stock have been converted into approximately 4.0 million shares of common stock and 222,454 shares of Series A Preferred Stock remained outstanding.

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

        On March 9, 2015, in conjunction with the HALRES Note Amendment, the Company entered into an amendment to the February 2012 Warrants, the Warrant Amendment, which extended the term of the February 2012 Warrants from February 8, 2017 to February 8, 2020 and adjusted the exercise price from $22.50 to $12.20 per share. The HALRES Note Amendment and the Warrant Amendment (the Amendments) were approved by the Company's stockholders on May 6, 2015, in accordance with the rules of the New York Stock Exchange. See Note 4, "Debt," for further discussion of the Amendments.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

Incentive Plan

        On May 8, 2006, the Company's stockholders first approved the 2006 Long-Term Incentive Plan (the Plan). On May 6, 2015, the Company's stockholders last approved an increase in authorized shares under the Plan from 8.3 million to 16.3 million. As of June 30, 2016 and December 31, 2015, a maximum of 7.4 million and 6.3 million shares of common stock, respectively, remained reserved for issuance under the Plan.

        The Company accounts for share-based payment accruals under authoritative guidance on stock compensation, as set forth in ASC 718. The guidance requires all share-based payments to employees and directors, including grants of performance units, stock options, and restricted stock, to be recognized in the financial statements based on their fair values.

        For the three and six months ended June 30, 2016, the Company recognized $1.5 million and $3.7 million, respectively, of share-based compensation expense. For the three and six months ended June 30, 2015, the Company recognized $3.4 million and $8.2 million, respectively, of share-based compensation expense. These were recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

Performance Share Units

        As of June 30, 2016 and 2015, the Company had outstanding performance share units (PSU) under the Plan covering 0.3 million shares of common stock, respectively, granted to senior management of the Company in 2014. The PSU provides that the number of shares of common stock received upon vesting will vary if the market price of the Company's common stock exceeds certain pre-established target thresholds as measured by the average of the adjusted closing price of a share of the Company's common stock during the sixty trading days preceding the third anniversary of issuance, or the measurement date. The PSU utilizes $20.00 as the floor price, below which the PSU will not vest and will expire. If the average market price at the measurement date is equal to $20.00, the PSU will vest and represent the right to receive 50% of the number of shares of common stock underlying the PSU. At $35.00, the PSU will vest and represent the right to receive the full number of shares of common stock underlying the PSU; and at $50.00, the PSU will vest and represent the right to receive 200% of the number of shares of common stock underlying the PSU. All stock price targets are subject to customary adjustments based upon changes in the Company's capital structure. In the event the average market price falls between targeted price thresholds, the PSU will represent the right to receive a proportionate number of shares. The Company has reserved for issuance under the Plan the maximum number of shares that participants might have the right to receive upon vesting of the PSU, or 0.6 million shares of common stock.

        At June 30, 2016, the Company had $1.1 million of unrecognized compensation expense related to non-vested PSU to be recognized over a weighted-average period of 0.7 years. At June 30, 2015, the Company had $2.7 million of unrecognized compensation expense related to non-vested PSU to be recognized over a weighted-average period of 1.7 years.

Stock Options

        At June 30, 2016, the Company had $2.8 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.2 years.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

        During the six months ended June 30, 2015, the Company granted stock options under the Plan covering 0.7 million shares of common stock to employees of the Company. These stock options have exercise prices ranging from $7.85 to $9.85 with a weighted average exercise price of $9.60. These awards typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date. At June 30, 2015, the Company had $9.0 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.3 years.

Restricted Stock

        At June 30, 2016, the Company had $5.2 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.3 years.

        During the six months ended June 30, 2015, the Company granted 0.5 million shares of restricted stock under the Plan to non-employee directors and employees of the Company. These restricted shares were granted at prices ranging from $6.10 to $9.85 with a weighted average price of $8.70. Employee shares vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six-months from the date of grant. At June 30, 2015, the Company had $13.4 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.3 years.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS PER COMMON SHARE

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic:
Net income (loss) available to common stockholders	$(382,353)	$(1,104,581)	$(949,215)	$(1,705,774)

Weighted average basic number of common shares outstanding	120,708	109,063	120,360	96,569

Basic net income (loss) per share of common stock	$(3.17)	$(10.13)	$(7.89)	$(17.66)

Diluted:
Net income (loss) available to common stockholders	$(382,353)	$(1,104,581)	$(949,215)	$(1,705,774)

Weighted average basic number of common shares outstanding	120,708	109,063	120,360	96,569
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of February 2012 Warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted shares	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of performance units	—	—	—	—
Conversion of Convertible Note	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Conversion of Series A Preferred Stock	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive

Weighted average diluted number of common shares outstanding	120,708	109,063	120,360	96,569

Diluted net income (loss) per share of common stock	$(3.17)	$(10.13)	$(7.89)	$(17.66)

        Common stock equivalents, including stock options, warrants, restricted shares, convertible debt and preferred stock totaling 44.6 million and 45.2 million shares for the three and six months ended June 30, 2016 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses. Common stock equivalents, including stock options, warrants, restricted shares, convertible debt, and preferred stock totaling 48.3 million and 48.2 million shares for the three and six months ended June 30, 2015 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$55,250	$55,129
Joint interest accounts	32,685	67,626
Accrued settlements on derivative contracts	23,072	47,011
Affiliated partnership	123	176
Other	1,725	3,682

	$112,855	$173,624

Prepaids and other:
Prepaids	$8,643	$4,585
Other	51	50

	$8,694	$4,635

Accounts payable and accrued liabilities:
Trade payables	$23,357	$47,261
Accrued oil and natural gas capital costs	25,356	54,651
Revenues and royalties payable	56,296	64,002
Accrued interest expense	105,782	88,499
Accrued employee compensation	4,954	2,829
Accrued lease operating expenses	16,435	20,036
Drilling advances from partners	223	7,964
Income taxes payable	9,172	9,172
Affiliated partnership	241	365
Other	373	306

	$242,189	$295,085

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's obligations under its Senior Credit Agreement, 2020 Second Lien Notes, 2022 Second Lien Notes, Third Lien Notes and senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by all of the Company's existing 100% owned subsidiaries, other than HK TMS. See Note 4, "Debt," for information regarding the Company's Senior Credit Agreement, 2020 Second Lien Notes, 2022 Second Lien Notes, Third Lien Notes and senior unsecured notes. On June 16, 2014, the Company contributed its TMS undeveloped acreage located in Mississippi and Louisiana to HK TMS. See Note 9, "Mezzanine Equity," for a discussion of the restrictions on the transfer of assets between the Company and HK TMS.

        The following condensed consolidating balance sheets, condensed consolidating statements of operations, and condensed consolidating statements of cash flows for the parent company, subsidiary guarantors on a combined basis, the non-guarantor subsidiary, the consolidating adjustments and the total consolidated amounts are presented as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015. Investments in the subsidiaries are accounted for under the equity method. Such condensed consolidating financial information may not necessarily be indicative of the financial position, results of operations or cash flows had these subsidiaries operated as independent entities.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$96,995	$2,100	$—	$99,095
Natural gas	—	3,159	—	—	3,159
Natural gas liquids	—	3,504	—	—	3,504

Total oil, natural gas and natural gas liquids sales	—	103,658	2,100	—	105,758
Other	—	388	1	—	389

Total operating revenues	—	104,046	2,101	—	106,147

Operating expenses:
Production:
Lease operating	—	16,667	314	—	16,981
Workover and other	—	7,896	19	—	7,915
Taxes other than income	—	9,565	188	—	9,753
Gathering and other	—	10,516	3	—	10,519
Restructuring	—	189	—	—	189
General and administrative	20,243	4,453	237	(225)	24,708
Depletion, depreciation and accretion	367	38,397	1,188	(281)	39,671
Full cost ceiling impairment	—	250,753	6,835	281	257,869

Total operating expenses	20,610	338,436	8,784	(225)	367,605

Income (loss) from operations	(20,610)	(234,390)	(6,683)	225	(261,458)
Other income (expenses):
Net gain (loss) on derivative contracts	—	(54,523)	—	—	(54,523)
Interest expense and other, net	(77,069)	20,786	(2,039)	—	(58,322)

Total other income (expenses)	(77,069)	(33,737)	(2,039)	—	(112,845)

Income (loss) before income taxes	(97,679)	(268,127)	(8,722)	225	(374,303)
Income tax benefit (provision)	—	—	—	—	—
Equity in earnings of subsidiary, net of tax	(281,476)	(13,349)	—	294,825	—

Net income (loss)	(379,155)	(281,476)	(8,722)	295,050	(374,303)
Series A preferred dividends	(3,198)	—	—	—	(3,198)
Preferred dividends and accretion on redeemable noncontrolling interest	—	—	(4,852)	—	(4,852)

Net income (loss) available to common stockholders	$(382,353)	$(281,476)	$(13,574)	$295,050	$(382,353)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$—	$170,445	$3,617	$—	$174,062
Natural gas	—	6,901	—	—	6,901
Natural gas liquids	—	5,441	—	—	5,441

Total oil, natural gas and natural gas liquids sales	—	182,787	3,617	—	186,404
Other	—	1,091	1	—	1,092

Total operating revenues	—	183,878	3,618	—	187,496

Operating expenses:
Production:
Lease operating	—	36,799	760	—	37,559
Workover and other	—	15,692	14	—	15,706
Taxes other than income	—	16,791	220	—	17,011
Gathering and other	—	21,899	4	—	21,903
Restructuring	—	5,073	—	—	5,073
General and administrative	55,840	10,406	528	(450)	66,324
Depletion, depreciation and accretion	769	90,528	5,414	(1,774)	94,937
Full cost ceiling impairment	—	670,828	82,167	1,774	754,769
Other operating property and equipment impairment	—	28,056	—	—	28,056

Total operating expenses	56,609	896,072	89,107	(450)	1,041,338

Income (loss) from operations	(56,609)	(712,194)	(85,489)	450	(853,842)
Other income (expenses):
Net gain (loss) on derivative contracts	—	(35,781)	—	—	(35,781)
Interest expense and other, net	(155,863)	52,753	(3,003)	—	(106,113)
Gain (loss) on extinguishment of debt	81,434	—	—	—	81,434

Total other income (expenses)	(74,429)	16,972	(3,003)	—	(60,460)

Income (loss) before income taxes	(131,038)	(695,222)	(88,492)	450	(914,302)
Income tax benefit (provision)	—	—	—	—	—
Equity in earnings of subsidiary, net of tax	(811,781)	(116,559)	—	928,340	—

Net income (loss)	(942,819)	(811,781)	(88,492)	928,790	(914,302)
Series A preferred dividends	(6,396)	—	—	—	(6,396)
Preferred dividends and accretion on redeemable noncontrolling interest	—	—	(28,517)	—	(28,517)

Net income (loss) available to common stockholders	$(949,215)	$(811,781)	$(117,009)	$928,790	$(949,215)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Current assets:
Cash	$—	$104	$7,069	$—	$7,173
Accounts receivable	—	111,219	2,401	(765)	112,855
Receivables from derivative contracts	—	135,455	—	—	135,455
Restricted cash	165	—	16,999	—	17,164
Inventory	—	1,498	—	—	1,498
Debt issuance costs, net	5,557	—	—	—	5,557
Prepaids and other	4,006	4,688	—	—	8,694

Total current assets	9,728	252,964	26,469	(765)	288,396

Oil and natural gas properties (full cost method):
Evaluated	—	7,172,496	511,771	(4,350)	7,679,917
Unevaluated	—	1,180,148	—	—	1,180,148

Gross oil and natural gas properties	—	8,352,644	511,771	(4,350)	8,860,065
Less—accumulated depletion	—	(6,285,845)	(497,621)	4,350	(6,779,116)

Net oil and natural gas properties	—	2,066,799	14,150	—	2,080,949

Other operating property and equipment:
Gas gathering and other operating assets	12,473	87,707	175	—	100,355
Less—accumulated depreciation	(9,475)	(13,604)	(76)	—	(23,155)

Net other operating property and equipment	2,998	74,103	99	—	77,200

Other noncurrent assets:
Receivables from derivative contracts	—	5,642	—	—	5,642
Intercompany notes and accounts receivable	4,642,675	367,525	—	(5,010,200)	—
Equity in oil and natural gas partnership	—	11	—	—	11
Funds in escrow and other	515	1,098	—	—	1,613

Total assets	$4,655,916	$2,768,142	$40,718	$(5,010,965)	$2,453,811

Current liabilities:
Accounts payable and accrued liabilities	$—	$275,141	$2,269	$(35,221)	$242,189
Asset retirement obligations	—	412	—	—	412
Current portion of long-term debt, net	2,825,807	—	—	—	2,825,807

Total current liabilities	2,825,807	275,553	2,269	(35,221)	3,068,408

Other noncurrent liabilities:
Liabilities from derivative contracts	—	194	—	—	194
Asset retirement obligations	—	47,274	1,280	—	48,554
Deferred income taxes	1,848	(1,848)	—	—	—
Intercompany notes and accounts payable	367,525	4,642,675	—	(5,010,200)	—
Investment in subsidiary	2,345,867	149,999	—	(2,495,866)	—
Other	—	162	9,121	—	9,283
Commitments and contingencies
Mezzanine equity:
Redeemable noncontrolling interest	—	—	212,503	—	212,503
Stockholders' equity (deficit):
Preferred stock	—	—	—	—	—
Common stock	12	—	—	—	12
Additional paid-in capital	3,288,371	—	403,678	(403,678)	3,288,371
Retained earnings (accumulated deficit)	(4,173,514)	(2,345,867)	(588,133)	2,934,000	(4,173,514)

Total stockholders' equity (deficit)	(885,131)	(2,345,867)	(184,455)	2,530,322	(885,131)

Total liabilities and stockholders' equity (deficit)	$4,655,916	$2,768,142	$40,718	$(5,010,965)	$2,453,811

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(207,084)	$348,223	$1,604	$—	142,743
Cash flows from investing activities:
Oil and natural gas capital expenditures	—	(168,122)	(2,136)		(170,258)
Other operating property and equipment capital expenditures	—	(886)	—	—	(886)
Advances to subsidiary	178,978	—	—	(178,978)	—
Funds held in escrow and other	—	(233)	—	—	(233)

Net cash provided by (used in) investing activities	178,978	(169,241)	(2,136)	(178,978)	(171,377)

Cash flows from financing activities:
Proceeds from borrowings	425,000	—	—	—	425,000
Repayments of borrowings	(395,648)	—	—	—	(395,648)
Debt issuance costs	(1,186)	—	—	—	(1,186)
Restricted cash	—	—	(325)	—	(325)
Proceeds from subsidiary	—	(178,978)	—	178,978	—
Offering costs and other	(60)	—	—	—	(60)

Net cash provided by (used in) financing activities	28,106	(178,978)	(325)	178,978	27,781

Net increase (decrease) in cash	—	4	(857)	—	(853)
Cash at beginning of period	—	100	7,926	—	8,026

Cash at end of period	$—	$104	$7,069	$—	$7,173

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(187,977)	$400,988	$4,519	$—	$217,530
Cash flows from investing activities:
Oil and natural gas capital expenditures	—	(369,816)	(37,935)	—	(407,751)
Other operating property and equipment capital expenditures	(457)	(7,024)	3	—	(7,478)
Advances to subsidiary	27,136	—	—	(27,136)	—
Funds held in escrow and other	—	3,012	—	—	3,012

Net cash provided by (used in) investing activities	26,679	(373,828)	(37,932)	(27,136)	(412,217)

Cash flows from financing activities:
Proceeds from borrowings	1,296,000	—	—	—	1,296,000
Repayments of borrowings	(1,129,000)	—	—	—	(1,129,000)
Debt issuance costs	(18,612)	—	—	—	(18,612)
Common stock issued	15,354	—	—	—	15,354
Restricted cash	—	—	(352)	—	(352)
Proceeds from subsidiary	—	(27,136)	—	27,136	—
Offering costs and other	(2,444)	—	1	—	(2,443)

Net cash provided by (used in) financing activities	161,298	(27,136)	(351)	27,136	160,947

Net increase (decrease) in cash	—	24	(33,764)	—	(33,740)
Cash at beginning of period	—	15	43,698	—	43,713

Cash at end of period	$—	$39	$9,934	$—	$9,973

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the six months ended June 30, 2016 and 2015 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. For more information, see "Special note regarding forward-looking statements."

Overview

        We are an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. We were incorporated in Delaware on February 5, 2004 and were recapitalized on February 8, 2012. During 2012, we focused our efforts on the acquisition of unevaluated leasehold and producing properties in selected prospect areas, providing us with an extensive drilling inventory in multiple basins that we believe allow for multiple years of production growth and broad flexibility to direct our capital resources to projects with the greatest potential returns. In the years since, we focused on the development of acquired properties and also divested non-core assets in order to fund activities in our core resource plays. Our oil and natural gas assets consist of proved reserves and undeveloped acreage positions in unconventional liquids-rich basins/fields, including the Bakken/Three Forks formations in North Dakota and the Eagle Ford formation in East Texas, as well as other areas.

        Our average daily oil and natural gas production decreased in the first six months of 2016 when compared to the same period in the prior year as we have curtailed our drilling and completion activities in response to the decline in commodity prices. We have focused our drilling efforts on our most economic areas due to the current price environment. During the first six months of 2016, production averaged 37,703 barrels of oil equivalent (Boe) per day (Boe/d) compared to average daily production of 42,182 Boe/d during the first six months of 2015. Additional production declines are anticipated, as we shut-in approximately 5,000 Boe/d of net production during the three months ended June 30, 2016 due to low commodity prices. During the first six months of 2016, we participated in the drilling of 48 gross (20.0 net) wells, all of which were completed and capable of production.

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

        The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. If the average of the oil and natural gas prices for the first day of each month for the trailing 12-month period ended June 30, 2016 had been $42.91 per Bbl for oil and $2.28 per MMBtu for natural gas, holding all other factors constant, our ceiling test limitation related to the net book value of our proved oil and natural gas properties would have been reduced by an additional $10.6 million. The foregoing prices were calculated using a simple average of the oil and natural gas prices on the first day of the month for each of the 10 months ended July 2016, with the crude oil price for July 2016 of $48.99 per Bbl held constant for the remaining two months to create a trailing 12-month period. As a consequence of the reduction in the ceiling test limitation, our ceiling test impairment would have increased by an additional $10.6 million, primarily as a result of a decrease in our proved undeveloped reserves of approximately 3%, due to certain locations that would not be economical when using these prices. The foregoing calculation of the impact of lower commodity prices was prepared assuming that all inputs and factors other than oil and natural gas prices remain constant, thereby isolating the impact of commodity prices on our ceiling test limitation and proved reserves. Price is only one variable in the estimation of our proved reserves, and other factors could have a significant impact on future reserves and the present value of future cash flows, including, but not limited to, extensions and discoveries, changes in costs, drilling results, well performance and changes in our development plans. There are numerous uncertainties inherent in the estimation of proved reserves and accounting for oil and natural gas properties in subsequent periods and this estimate should not be construed as indicative of our development plans or future results.

Recent Developments

        The prices of crude oil and natural gas have declined dramatically since mid-year 2014, having recently reached multiyear lows, as a result of robust non-Organization of the Petroleum Exporting Countries' (OPEC) supply growth led by unconventional production in the United States, weakening demand in emerging markets, and OPEC's decision to continue to produce at current levels. These market dynamics have led many to conclude that commodity prices are likely to remain lower for a prolonged period. In response to these developments, among other things, we have reduced our spending and completed a series of transactions that resulted in the reduction of our debt by approximately $1.1 billion and reduced our annual interest burden by approximately $61.5 million. We also extended the maturity date and amended other provisions of certain of our debt agreements. Although we believe that we have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements, based on current market conditions, we believe that a reduction in our debt and cash interest obligations is needed to improve our financial position and flexibility and to position us to take advantage of opportunities that may arise out of the current industry downturn.

        On July 27, 2016, we and certain of our subsidiaries (the Halcón Entities) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware to pursue a pre-packaged plan of reorganization in accordance with the terms of the Restructuring Support Agreement discussed below. We expect to continue operations in the normal course during the pendency of the chapter 11 proceedings. Prior to filing the bankruptcy petitions, on June 9, 2016, the Halcón Entities entered into a restructuring support agreement (the Restructuring Support Agreement) with certain holders of our 13% senior secured notes due 2022 (the Third Lien Holders), our 8.875% senior unsecured notes due 2021, 9.25% senior unsecured notes due 2022 and 9.75% senior unsecured notes due 2020 (collectively, the Unsecured Noteholders), the holder of our 8% senior unsecured convertible note due 2020 (the Convertible Noteholder), and certain holders of our 5.75% Series A Convertible Perpetual Preferred Stock (the Preferred Holders), and together with the Third Lien Holders, Unsecured Noteholders and Convertible Noteholder, the Stakeholders, to support a restructuring on the terms of a plan of reorganization as described therein (the Plan).

        Pursuant to the terms of the Plan as contemplated by the Restructuring Support Agreement, Stakeholders and other claims and interest holders will receive the following treatment in full and final satisfaction of such claims and interests:

  •
  the Halcón Entities' Second Lien Notes (consisting of $700.0 million in aggregate principal amount outstanding of 8.625% senior secured notes due 2020 and $112.8 million in aggregate principal amount outstanding of 12% senior secured notes due 2022) shall be unimpaired and reinstated;

  •
  the Third Lien Holders will receive their pro rata share of 76.5% of the common stock of reorganized Halcón, together with a cash payment of $33.8 million, and accrued and unpaid interest on their notes through May 15, 2016;

  •
  the Unsecured Noteholders will receive their pro rata share of 15.5% of the common stock of reorganized Halcón, together with a cash payment of $37.6 million and warrants to purchase 4% of the common stock of reorganized Halcón with a four year term and an exercise price based on an equity value of $1.33 billion, and accrued and unpaid interest on their notes through May 15, 2016;

  •
  the Convertible Noteholder will receive 4% of the common stock of reorganized Halcón, together with a cash payment of $15.0 million and warrants to purchase 1% of the common stock of reorganized Halcón with a four year term and an exercise price based on an equity value of $1.33 billion;

  •
  the general unsecured claims are unimpaired;

  •
  the Preferred Holders will receive their pro rata share of $11.1 million in cash; and

  •
  the existing common stockholders will receive their pro rata share of 4% of the common stock of reorganized Halcón.

        Each of the foregoing percentages of equity in the reorganized company is subject to dilution from the exercise of the new warrants described above and a management incentive plan.

        The Restructuring Support Agreement contains certain covenants on the part of the Halcón Entities and the Stakeholders, including that the Stakeholders vote in favor of the Plan outlined in the Restructuring Support Agreement and otherwise facilitate and support the restructuring transaction. The Restructuring Support Agreement also provides for termination by each party upon the occurrence of certain events, including without limitation, the failure of the Halcón Entities to achieve certain milestones, including having the Plan confirmed and effective by certain dates, and requires the satisfaction of certain conditions, such as that the Halcón Entities obtain a credit facility pursuant to an amendment or an amendment and restatement of the existing senior secured revolving credit agreement (the Senior Credit Agreement) (or any replacement financing) in an aggregate principal amount of not less than $600.0 million (the Amended Revolving Credit Agreement), which Amended Revolving Credit Agreement shall be (a) in form and substance reasonably satisfactory to the Requisite Unsecured Noteholders (as defined in the Restructuring Support Agreement), and (b) in form and substance satisfactory to the Requisite Third Lien Noteholders (as defined in the Restructuring Support Agreement).

        On June 20, 2016, the Halcón Entities commenced a solicitation for acceptance of the Plan. As a result of the solicitation, 99.997% in aggregate principal amount of the Third Lien Notes that voted, 99.860% in aggregate principal amount of the Unsecured Notes (consisting of our 8.875% senior unsecured notes due 2021, 9.25% senior unsecured notes due 2022 and 9.75% senior unsecured notes due 2020) that voted, 100.000% of the aggregate principal amount of our 8% senior unsecured convertible note due 2020 (the Convertible Note), 99.300% in aggregate amount of the shares of our 5.75% Series A Convertible Perpetual Preferred Stock that voted, voted to support the Plan, which exceeded the voting condition under the Restructuring Support Agreement. In addition, we entered into an agreement dated as of July 22, 2016 with holders of more than 51% in aggregate principal amount of our 8.625% and 12.0% Second Lien Notes due 2020 and 2022 regarding certain amendments to the indentures governing such notes in exchange for the commitment of such holders to support the Plan (the Second Lien Support Agreement). Under the terms of the Second Lien Support Agreement, each holder of the Second Lien Notes that agrees to the proposed amendments and is either party to the Second Lien Support Agreement or otherwise does not object to the Plan will, subject to the occurrence of the effective date of the Plan (and, in the case of the Second Lien Notes, the effectiveness of the proposed amendment) receive a consent fee equal to 1.25% of the aggregate principal amount of such holder's outstanding second lien notes. To effect the treatment of claims set forth above in accordance with the Plan, we withheld the regularly scheduled July 15, 2016 interest payment on our 9.75% senior notes due 2020. We also withheld the regularly scheduled June 30, 2016 interest payment on our Convertible Note, which was waived by the holder of the Convertible Note in the Restructuring Support Agreement. We made the payments set forth above of accrued and unpaid interest through May 15, 2016, prior to our chapter 11 filing. Also, to provide financial flexibility until such time as an Amended Revolving Credit Agreement is finalized and approved, prior to our chapter 11 filing, we drew approximately $338.0 million on July 25, 2016 under our Senior Credit Agreement, bringing our outstanding borrowings up to approximately $444.0 million. We believe that we currently have sufficient funds to meet our liquidity requirements throughout the bankruptcy process.

        Our debt agreements, including our Senior Credit Agreement, provide that the commencement of a voluntary proceeding in bankruptcy is an event of default leading to the automatic acceleration of the associated obligations. Accordingly, the filing of the voluntary petitions for relief under chapter 11 of the Bankruptcy Code accelerated our obligations under all of the outstanding debt instruments, although any efforts to enforce payment obligations thereunder have been automatically stayed by, and the creditors' rights of enforcement are subject to, the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Waiver and Amendment to the Senior Credit Agreement

        On May 26, 2016, we entered into a waiver to our Senior Credit Agreement (the Waiver Agreement), to temporarily limit the borrowings under our senior credit facility due to our proposed reorganization plans. We agreed that until a specified date, we would not request, nor would we be permitted to request, a borrowing which would result in the aggregate exposure on the Senior Credit Agreement to exceed $450.0 million.

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

        In connection with the chapter 11 proceedings, we entered into a commitment letter pursuant to which the lenders party thereto committed to provide, subject to certain conditions, a $600.0 million debtor-in-possession senior secured, super-priority revolving credit facility (the DIP Facility) and a $600.0 million exit senior secured reserve-based revolving credit facility. Proceeds from the DIP Facility will, among other things, be used to refinance borrowings under our current Senior Credit Agreement. Availability under the DIP Facility will be $500.0 million upon interim approval by the Bankruptcy Court, rising to $600.0 million upon entry of a final order. The DIP Facility will be converted into or otherwise refinanced by the exit credit facility following confirmation of the Plan. The DIP Facility will mature in three (3) months, subject to three-month extensions at the request of the borrower, but not beyond twelve (12) months from the commencement of the bankruptcy proceedings or the effective date of a plan of reorganization confirmed by the Bankruptcy Court. Loans under the DIP Facility will bear interest at a rate per annum equal to, as selected by the Company, an alternative base rate plus an applicable margin of 1.75% to 2.75% or adjusted LIBOR plus an applicable margin of 2.75% to 3.75%, in each case based on utilization. The DIP Facility will contain certain customary affirmative and negative covenants, including limitations on indebtedness; liens; dividends and distributions; investments; sale or discount of receivables; mergers; sale of properties; termination of swap agreements and transactions with affiliates, as well as compliance with an approved bi-weekly budget, subject to minor variances. The DIP Facility will also contain specified events of default, including non-payment; non-compliance with covenants or other agreements; default in other material indebtedness; certain adverse judgments; change of control; dismissal (or conversion to chapter 7) of the chapter 11 proceedings; and failure to satisfy certain bankruptcy milestones.

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

Capital Resources and Liquidity

        Our near-term capital spending requirements are expected to be funded with cash flows from operations, borrowings under our Senior Credit Agreement, which has been drawn to approximately $444.0 million and our DIP facility, subject to its finalization and bankruptcy court approval. As noted above, the filing of the voluntary petitions for relief under chapter 11 of the Bankruptcy Code constituted an event of default under the Senior Credit Agreement that accelerated our obligations and terminated the lenders' commitments under the Senior Credit Agreement.

        In connection with the chapter 11 proceedings, we entered into a commitment letter pursuant to which the lenders party thereto committed to provide, subject to certain conditions, a $600.0 million debtor-in-possession senior secured, super-priority revolving credit facility (the DIP Facility) and a $600.0 million exit senior secured reserve-based revolving credit facility. Proceeds from the DIP Facility will, among other things, be used to refinance borrowings under our current Senior Credit Agreement. Availability under the DIP Facility will be $500.0 million upon interim approval by the Bankruptcy Court, rising to $600.0 million upon entry of a final order. The DIP Facility will be converted into or otherwise refinanced by the exit credit facility following confirmation of the Plan. The DIP Facility will mature in three (3) months, subject to three-month extensions at the request of the borrower, but not beyond twelve (12) months from the commencement of the bankruptcy proceedings or the effective date of a plan of reorganization confirmed by the Bankruptcy Court. Loans under the DIP Facility will bear interest at a rate per annum equal to, as selected by the Company, an alternative base rate plus an applicable margin of 1.75% to 2.75% or adjusted LIBOR plus an applicable margin of 2.75% to 3.75%, in each case based on utilization. The DIP Facility will contain certain customary affirmative and negative covenants, including limitations on indebtedness; liens; dividends and distributions; investments; sale or discount of receivables; mergers; sale of properties; termination of swap agreements and transactions with affiliates, as well as compliance with an approved bi-weekly budget, subject to minor variances. The DIP Facility will also contain specified events of default, including non-payment; non-compliance with covenants or other agreements; default in other material indebtedness; certain adverse judgments; change of control; dismissal (or conversion to chapter 7) of the chapter 11 proceedings; and failure to satisfy certain bankruptcy milestones.

        At June 30, 2016, the Senior Credit Agreement provided for a $1.5 billion facility with a borrowing base of $700.0 million. However, pursuant to the Waiver Agreement, we agreed not to request borrowings in excess of $450.0 million for a specified period of time. On July 25, 2016, we borrowed approximately $338.0 million, resulting in an aggregate $444.0 million of indebtedness outstanding under the Senior Credit Agreement. The borrowing base is redetermined semi-annually, with the lenders and us each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of our oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 1.50% to 2.50% for ABR-based loans or at specified margins over LIBOR of 2.50% to 3.50% for Eurodollar-based loans. These margins fluctuate based on our utilization of the facility. Advances under the Senior Credit Agreement are secured by liens on substantially all of our and our restricted subsidiaries' properties and assets. The Senior Credit Agreement contains customary representations, warranties and covenants including, among others, restrictions on the payment of dividends on our capital stock and financial covenants, including minimum working capital levels (the ratio of current assets plus the unused commitment under the Senior Credit Agreement to current liabilities) of not less than 1.0 to 1.0 and a ratio of total secured debt (excluding the Third Lien Notes) to EBITDA of no greater than 2.75 to 1.0. At June 30, 2016, in accordance with the Waiver Agreement, discussed above, we had $101.0 million of indebtedness outstanding, $5.2 million of letters of credit outstanding and approximately $343.8 million of borrowing capacity available under our Senior Credit Agreement. At June 30, 2016, we were in compliance with the financial covenants under the Senior Credit Agreement.

        We have in the past obtained amendments to the covenants under our Senior Credit Agreement under circumstances where we anticipated that it might be challenging for us to comply with our financial covenants for a particular period of time. We requested a reduction in the minimum required interest coverage ratio of 2.0 to 1.0 for 2014 and 2015 and those requests were granted on March 21, 2014 and again on February 25, 2015, respectively. With the Tenth Amendment and the issuance of the 2020 Second Lien Notes, the interest coverage ratio was replaced with a total secured debt to EBITDA ratio and with the Eleventh Amendment, in the calculation of total secured debt to EBITDA ratio the Third Lien Notes are excluded. The basis for these amendment and waiver requests is similar to those described above, i.e., the potential for us to fall out of compliance as a result of our strategic decisions and, in the case of the Eleventh and Twelfth Amendments, our desire to reduce overall debt through the exchanges and repurchases of senior unsecured notes. Declining commodity prices also adversely impacted our ability to comply with these covenants. As part of our plan to manage liquidity risks, we have scaled back our capital expenditures budget, focused our drilling program on our highest return projects, continued to explore opportunities to divest non-core properties, entered into a Restructuring Support Agreement to restructure our indebtedness and, on July 27, 2016, filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware to pursue a pre-packaged plan of reorganization. However, we may not be able to obtain confirmation of the Plan in the Restructuring Support Agreement because there can be no assurance that the Plan (or any other plan of reorganization) will be approved by the Bankruptcy Court. Additionally, although the Plan is designed to minimize the length of our chapter 11 proceedings, it is impossible to predict the amount of time that we may spend in bankruptcy. If protracted, the chapter 11 proceedings will involve additional expenses, require significant time and effort of management, and may negatively impact our relationships with vendors, suppliers, employees and customers, all of which may adversely affect our liquidity, financial condition and results of operations.

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

        Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Cash is required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. Even if we are otherwise successful in growing our reserves and production, if oil and natural gas prices decline for a sustained period of time, our ability to fund our capital expenditures, complete acquisitions, reduce debt, meet our financial obligations and become profitable may be materially impacted. We therefore continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources, acquisition opportunities and drilling success.

        We are exposed to various risks, including energy commodity price risk. When oil, natural gas, and natural gas liquids prices decline significantly, as they have since mid-year 2014, our ability to finance our capital budget and operations may be adversely impacted. While we use derivative instruments to provide partial protection against declines in oil and natural gas prices, the total volumes we hedge varies from period to period based on our view of current and future market conditions. Currently, we have approximately 72% of anticipated remaining 2016 oil production hedged at a weighted average price of $81.44 per Bbl. However, beyond 2016, we have currently hedged only a limited amount of our anticipated production. Sustained low commodity prices, after our current hedges expire, may adversely impact our liquidity and cash flows from operations. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivatives contracts for speculative trading purposes.

Cash Flow

        Our primary sources of cash for the six months ended June 30, 2016 and 2015 were from operating and financing activities. In the first six months of 2016, cash generated by operating and financing activities was used to fund our drilling and completion program. See "Results of Operations" for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash is summarized as follows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows provided by (used in) operating activities	$142,743	$217,530
Cash flows provided by (used in) investing activities	(171,377)	(412,217)
Cash flows provided by (used in) financing activities	27,781	160,947

Net increase (decrease) in cash	$(853)	$(33,740)

        Operating Activities.    Net cash provided by operating activities for the six months ended June 30, 2016 and 2015 was $142.7 million and $217.5 million, respectively. Generally, key drivers of net operating cash flows are commodity prices, production volumes, operating costs and realized settlements on our derivative contracts.

        The $142.7 million of operating cash flows for the six months ended June 30, 2016 primarily reflect the $188.5 million of realized settlements on our derivative contracts, which continue to mitigate decreases in revenues due to the low commodity price environment.

        The $217.5 million of operating cash flows for the six months ended June 30, 2015 primarily reflect the impact of $195.9 million of realized settlements on our derivative contracts, which largely offset the decrease in revenues due to lower commodity prices, as compared to the prior year period. Cash operating expenses also decreased over the prior year period.

        Investing Activities.    The primary driver of cash used in investing activities is capital spending, specifically on drilling and completions. Net cash used in investing activities was approximately $171.4 million and $412.2 million for the six months ended June 30, 2016 and 2015, respectively.

        During the first six months of 2016, we spent $170.3 million on oil and natural gas capital expenditures, of which $109.4 million related to drilling and completion costs and the remainder was primarily associated with capitalized interest, leasing and seismic data. In response to the dramatic decline in crude oil prices since mid-year 2014 and due to the expectation that prices may not recover in the near term, we have budgeted to run an average of 1.3 rigs during 2016, and therefore plan for capital expenditures to be lower than previous years.

        During the first six months of 2015, we spent $407.8 million on oil and natural gas capital expenditures, of which $331.5 million related to drilling and completion costs and the remainder was primarily associated with capitalized interest, leasing and seismic data. We significantly decreased our planned capital spending for 2015, as compared to capital expenditure levels in prior years, in response to the significant decrease in crude oil prices since mid-year 2014, and due to the expectation that prices may not recover in the near term. Cash paid for drilling and completion costs during the first six months of 2015 were attributable to both costs incurred before we slowed our drilling and completion program and costs related to wells spud or drilled during the period.

        Financing Activities.    Net cash flows provided by financing activities were $27.8 million and $160.9 million for the six months ended June 30, 2016 and 2015, respectively. The primary drivers of cash provided by financing activities for the six months ended June 30, 2016 and 2015 were net borrowings on our Senior Credit Agreement.

        During the first six months of 2016, we repurchased approximately $24.5 million principal amount of our 9.75% senior notes due 2020, $51.8 million principal amount of our 8.875% senior notes due 2021, and $15.5 million principal amount of our 9.25% senior notes due 2022. The net cash used to make these repurchases was approximately $9.7 million and we recognized an $81.4 million net gain on the extinguishment of debt, as an $82.1 million gain on the repurchase was partially offset by the writedown of $0.7 million associated with related issuance costs and discounts and premiums for the respective senior unsecured notes. Upon settlement of the repurchases, we paid all accrued and unpaid interest since the respective interest payment dates of the senior unsecured notes repurchased.

        During the first six months of 2015, cash flows from financing activities were modestly impacted by sales of our common stock under the Equity Distribution Agreement. For the six months ended June 30, 2015, we sold approximately 1.9 million shares for net proceeds of approximately $15.1 million.

Contractual Obligations

        We lease corporate office space in Houston, Texas; and Denver, Colorado as well as a number of other field office locations. Rent expense was approximately $4.3 million for the six months ended June 30, 2016 and 2015. As of June 30, 2016, the amount of commitments under office and equipment lease agreements is consistent with the levels at December 31, 2015 disclosed in our Annual Report on

Form 10-K for the fiscal year ended December 31, 2015, approximating $46.8 million in the aggregate, and containing various expiration dates through 2024.

        In addition, we have commitments for certain equipment under long-term operating lease agreements, namely drilling rigs as well as pipeline and well equipment, with various expiration dates through 2018. In the first quarter of 2016, we entered into an amendment to one of our drilling rig contracts with an original term ending date of August 31, 2016, whereby, as of April 5, 2016, we early terminated the rig contract, incurred a termination fee of approximately $1.2 million and reduced our 2016 drilling commitments by extending part of the contract term on another of our drilling rig contracts out further in 2018. In January 2015, we made the decision to early terminate a drilling rig contract in response to the decline in crude oil prices, and as such, we incurred an early termination fee of $6.0 million, paid over the first half of 2015. If certain requirements are not met by two separate trigger dates, the first being January 1, 2017 and the second being January 12, 2020, we may incur up to an additional $3.0 million in connection with this drilling rig contract. Rig termination fees are expensed as incurred within "Gathering and other" on the unaudited condensed consolidated statements of operation.

        In addition, we have two drilling rig commitments, for which we are incurring a stacking fee of $16,000 and $17,000 per day. The contract terms for these drilling rig commitments extends through the second quarter of 2017 and 2018, respectively. Rig stacking fees are expensed as incurred within "Gathering and other" on the unaudited condensed consolidated statements of operations. Early termination of our other drilling rig commitments would result in termination penalties approximating $14.8 million, which would be in lieu of the remaining $20.8 million of drilling rig commitments as of June 30, 2016.

        We have entered into various long-term gathering, transportation and sales contracts with respect to production from the Bakken/Three Forks formations in North Dakota. As of June 30, 2016, we had in place nine long-term crude oil contracts and five long-term natural gas contracts in this area. Under the terms of these contracts, we have committed a substantial portion of our Bakken/Three Forks production for periods ranging from one to ten years from the date of first production. The sales prices under these contracts are based on posted market rates. Historically, we have been able to meet our delivery commitments.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015

        We reported a net loss of $374.3 million and $1.1 billion for the three months ended June 30, 2016 and 2015, respectively. The following table summarizes key items of comparison and their related change for the periods indicated.

	Three Months Ended June 30,
In thousands (except per unit and per Boe amounts)	2016	2015	Change
Net income (loss)	$(374,303)	$(1,088,612)	$714,309
Operating revenues:
Oil	99,095	158,110	(59,015)
Natural gas	3,159	5,578	(2,419)
Natural gas liquids	3,504	3,889	(385)
Other	389	447	(58)
Operating expenses:
Production:
Lease operating	16,981	25,233	(8,252)
Workover and other	7,915	3,731	4,184
Taxes other than income	9,753	12,903	(3,150)
Gathering and other	10,519	7,746	2,773
Restructuring	189	309	(120)
General and administrative:
General and administrative	23,201	19,224	3,977
Share-based compensation	1,507	3,438	(1,931)
Depletion, depreciation and accretion:
Depletion—Full cost	37,719	98,697	(60,978)
Depreciation—Other	1,434	2,059	(625)
Accretion expense	518	438	80
Full cost ceiling impairment	257,869	948,633	(690,764)
Other income (expenses):
Net gain (loss) on derivative contracts	(54,523)	(87,564)	33,041
Interest expense and other, net	(58,322)	(60,922)	2,600
Gain (loss) on extinguishment of debt	—	22,766	(22,766)
Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants	—	(8,219)	8,219
Income tax (provision) benefit	—	(286)	286
Production:
Oil—MBbls	2,498	3,007	(509)
Natural Gas—Mmcf	2,322	2,509	(187)
Natural gas liquids—MBbls	380	333	47
Total MBoe(1)	3,265	3,758	(493)
Average daily production—Boe(1)	35,879	41,297	(5,418)
Average price per unit(2):
Oil price—Bbl	$39.67	$52.58	$(12.91)
Natural gas price—Mcf	1.36	2.22	(0.86)
Natural gas liquids price—Bbl	9.22	11.68	(2.46)
Total per Boe(1)	32.39	44.59	(12.20)
Average cost per Boe:
Production:
Lease operating	$5.20	$6.71	$(1.51)
Workover and other	2.42	0.99	1.43
Taxes other than income	2.99	3.43	(0.44)
Gathering and other	3.22	2.06	1.16
Restructuring	0.06	0.08	(0.02)
General and administrative:
General and administrative	7.11	5.12	1.99
Share-based compensation	0.46	0.91	(0.45)
Depletion	11.55	26.26	(14.71)

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

        For the three months ended June 30, 2016, oil, natural gas and natural gas liquids revenues decreased $61.8 million as compared to the same period in 2015 due to lower average realized prices and a decrease in our average daily production. Average realized prices (excluding the effects of hedging arrangements) decreased from $44.59 per Boe to $32.39 per Boe, representing a 27% decrease from the prior year period. Oil and natural gas prices are inherently volatile and have decreased significantly since mid-year 2014. Average daily production decreased 13% from the prior year period, as we have curtailed our drilling in response to the decline in commodity prices.

        Lease operating expenses decreased $8.3 million for the three months ended June 30, 2016. On a per unit basis, lease operating expenses were $5.20 per Boe for the three months ended June 30, 2016, compared to $6.71 per Boe for the same period in 2015. The decrease in lease operating expenses per Boe is primarily due to price decreases from our vendors in light of the current commodity price environment.

        Workover and other expenses increased $4.2 million to $7.9 million for the three months ended June 30, 2016 as compared to the same period in 2015. The increased costs in the current year relate primarily to workovers in our Bakken area, specifically costs spent to restore production on wells with downhole problems and well casing repairs. On a per unit basis, workover and other expenses were $2.42 per Boe for the three months ended June 30, 2016, compared to $0.99 per Boe for the same period in 2015.

        Taxes other than income decreased $3.2 million for the three months ended June 30, 2016 as compared to the same period in 2015 primarily due to lower oil, natural gas and natural gas liquids revenues attributable to lower commodity prices. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.99 per Boe and $3.43 per Boe for the three months ended June 30, 2016 and 2015, respectively.

        Gathering and other expenses for the three months ended June 30, 2016 and 2015 were $10.5 million and $7.7 million, respectively. Approximately $7.1 million and $6.4 million of expenses incurred for the three months ended June 30, 2016 and 2015, respectively, relate to gathering and other fees paid on our oil and natural gas production. Also included are $3.1 million and $1.0 million of rig stacking charges (including any termination penalties) for the three months ended June 30, 2016 and 2015, respectively. We have early terminated two drilling rig contracts and decided to stack two other rigs in response to the decline in commodity prices.

        During the three months ended June 30, 2016 and 2015, we had reductions in our workforce due to the decrease in our drilling and developmental activities planned for the respective years. We incurred approximately $0.2 million and $0.3 million in severance costs and accelerated stock-based compensation expense related to the termination of certain employees during the three months ended June 30, 2016 and 2015, respectively.

        General and administrative expense for the three months ended June 30, 2016 increased to $23.2 million from $19.2 million in same period in 2015. The increase in general and administrative expenses results from $7.5 million of fees associated with the efforts to restructure our indebtedness, partially offset by a reduction in our payroll and employee related benefits costs due to a reduction in workforce. On a per unit basis, general and administrative expenses were $7.11 per Boe and $5.12 per Boe, for the three months ended June 30, 2016 and 2015, respectively.

        Share-based compensation expense for the three months ended June 30, 2016 was $1.5 million, a decrease of $1.9 million compared to the same period in 2015. The decrease results from forfeitures since the prior year period and no new grants awarded during 2016.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense decreased $61.0 million over the prior year period. On a per unit basis, depletion expense was $11.55 per Boe for the three months ended June 30, 2016 compared to $26.26 per Boe for the three months ended June 30, 2015. The decrease in depletion expense and the depletion rate per Boe is attributable to decreases in the amortizable base due to full cost ceiling test impairments since the prior year period.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling", based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment before income taxes of $257.9 million for the three months ended June 30, 2016. The impairment primarily reflects a 7% decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, which was $46.26 per barrel at March 31, 2016. We recorded a full cost ceiling test impairment before income taxes of $948.6 million for the three months ended June 30, 2015. The ceiling test impairment in 2015 was driven by a 13% decrease in the first-day-of-the-month average prices for crude oil used in the ceiling test calculation, which was $82.71 per barrel at March 31, 2015. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. See "Overview" for a discussion and quantification of potential future ceiling impairments in an environment of sustained lower commodity prices.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we record the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At June 30, 2016, we had a $141.1 million derivative asset, $135.5 million of which was classified as current, and we had a $0.2 million derivative liability, all of which was classified as non-current associated with these contracts. We recorded a net derivative loss of $54.5 million ($135.3 million net unrealized loss and $80.8 million net realized gain on settled contracts) for the three months ended June 30, 2016 compared to a net derivative loss of $87.6 million ($175.7 million net unrealized loss and $88.1 million net realized gain on settled contracts), in the same period in 2015.

        Interest expense and other decreased $2.6 million for the three months ended June 30, 2016 from the same period in 2015. Capitalized interest for the three months ended June 30, 2016 and 2015 was $20.9 million and $26.7 million, respectively. The basis for our capitalized interest calculation is our unevaluated properties, which have decreased since June 30, 2015 due to transfers into the full cost pool and due to exclusion from the calculation as a result of our decreased drilling activities, thus causing a decrease in the amount of interest capitalized in the current year period. Interest expense subject to capitalization decreased to $77.1 million in the three months ended June 30, 2016 from $85.1 million in the comparable prior year period. The decrease in interest subject to capitalization is attributed to the debt exchanges and, to a lesser extent, debt repurchases that have occurred since the prior year period.

Six Months Ended June 30, 2016 and 2015

        We reported a net loss of $914.3 million and $1.7 billion for the six months ended June 30, 2016 and 2015, respectively. The following table summarizes key items of comparison and their related change for the periods indicated.

	Six Months Ended June 30,
In thousands (except per unit and per Boe amounts)	2016	2015	Change
Net income (loss)	$(914,302)	$(1,676,253)	$761,951
Operating revenues:
Oil	174,062	282,523	(108,461)
Natural gas	6,901	12,537	(5,636)
Natural gas liquids	5,441	7,957	(2,516)
Other	1,092	1,201	(109)
Operating expenses:
Production:
Lease operating	37,559	59,018	(21,459)
Workover and other	15,706	6,845	8,861
Taxes other than income	17,011	25,144	(8,133)
Gathering and other	21,903	21,492	411
Restructuring	5,073	2,230	2,843
General and administrative:
General and administrative	62,672	38,861	23,811
Share-based compensation	3,652	8,210	(4,558)
Depletion, depreciation and accretion:
Depletion—Full cost	90,660	215,308	(124,648)
Depreciation—Other	3,246	4,152	(906)
Accretion expense	1,031	878	153
Full cost ceiling impairment	754,769	1,502,636	(747,867)
Other operating property and equipment impairment	28,056	—	28,056
Other income (expenses):
Net gain (loss) on derivative contracts	(35,781)	12,184	(47,965)
Interest expense and other, net	(106,113)	(122,229)	16,116
Gain (loss) on extinguishment of debt	81,434	22,766	58,668
Gain (loss) on extinguishment of Convertible Note and modification of February 2012 Warrants	—	(8,219)	8,219
Income tax (provision) benefit	—	(199)	199
Production:
Oil—MBbls	5,274	6,103	(829)
Natural Gas—Mmcf	4,842	5,144	(302)
Natural gas liquids—MBbls	781	675	106
Total MBoe(1)	6,862	7,635	(773)
Average daily production—Boe(1)	37,703	42,182	(4,479)
Average price per unit(2):
Oil price—Bbl	$33.00	$46.29	$(13.29)
Natural gas price—Mcf	1.43	2.44	(1.01)
Natural gas liquids price—Bbl	6.97	11.79	(4.82)
Total per Boe(1)	27.16	39.69	(12.53)
Average cost per Boe:
Production:
Lease operating	$5.47	$7.73	$(2.26)
Workover and other	2.29	0.90	1.39
Taxes other than income	2.48	3.29	(0.81)
Gathering and other	3.19	2.81	0.38
Restructuring	0.74	0.29	0.45
General and administrative:
General and administrative	9.13	5.09	4.04
Share-based compensation	0.53	1.08	(0.55)
Depletion	13.21	28.20	(14.99)

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

        For the six months ended June 30, 2016, oil, natural gas and natural gas liquids revenues decreased $116.6 million from the same period in 2015 due to lower average realized prices. Average realized prices (excluding the effects of hedging arrangements) decreased from $39.69 per Boe to $27.16 per Boe, representing a 32% decrease from the prior year period. Oil and natural gas prices are inherently volatile and have decreased significantly since mid-year 2014. Average daily production decreased 11% from the prior year period, as we have curtailed our drilling in response to the decline in commodity prices.

        Lease operating expenses decreased $21.5 million for the six months ended June 30, 2016. On a per unit basis, lease operating expenses were $5.47 per Boe for the six months ended June 30, 2016, compared to $7.73 per Boe for the same period in 2015. The decrease in lease operating expenses per Boe is primarily due to price decreases from our vendors in light of the current commodity price environment.

        Workover and other expenses increased $8.9 million to $15.7 million for the six months ended June 30, 2016 as compared to the same period in 2015. The increased costs in the current year relate to the installation of electric submersible pumps to stimulate production, as well as costs spent to restore production on wells with downhole problems and well casing repairs in our Bakken area. On a per unit basis, workover and other expenses were $2.29 per Boe for the six months ended June 30, 2016, compared to $0.90 per Boe for the same period in 2015.

        Taxes other than income decreased $8.1 million for the six months ended June 30, 2016 as compared to the same period in 2015 primarily due to lower oil, natural gas and natural gas liquids revenues attributable to significantly lower commodity prices. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.48 per Boe and $3.29 per Boe for the six months ended June 30, 2016 and 2015, respectively.

        Gathering and other expenses for the six months ended June 30, 2016 and 2015 were $21.9 million and $21.5 million, respectively. Approximately $14.8 million and $13.8 million of expenses incurred for the six months ended June 30, 2016 and 2015, respectively, relate to gathering and other fees paid on our oil and natural gas production. Also included are $6.3 million and $7.0 million of rig stacking charges (including any termination penalties) for the six months ended June 30, 2016 and 2015, respectively. We have early terminated two drilling rig contracts and decided to stack two other rigs in response to the decline in commodity prices.

        During the six months ended June 30, 2016 and 2015, we had reductions in our workforce due to the decrease in our drilling and developmental activities planned for the respective years. We incurred approximately $5.1 million and $2.2 million in severance costs and accelerated stock-based compensation expense related to the termination of certain employees during the period.

        General and administrative expense for the six months ended June 30, 2016 increased to $62.7 million from $38.9 million in same period in 2015. The increase in general and administrative expenses results from key employee retention agreements, settlements of disputes with lease brokers and warrant holders, increases in professional fees, and fees associated with the efforts to restructure our indebtedness totaling $29.5 million, offset by a reduction in our payroll and employee related benefits costs of $6.0 million due to a reduction in workforce. On a per unit basis, general and administrative expenses were $9.13 per Boe and $5.09 per Boe, for the six months ended June 30, 2016 and 2015, respectively.

        Share-based compensation expense for the six months ended June 30, 2016 was $3.7 million, a decrease of $4.6 million compared to the same period in 2015. The decrease results from forfeitures since the prior year period and no new grants awarded during 2016.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense decreased $124.6 million for the six months ended June 30, 2016 compared to the same period in 2015, primarily attributable to decreases in the amortizable base due to the full cost ceiling impairments since the prior year period. On a per unit basis, depletion expense was $13.21 per Boe for the six months ended June 30, 2016 compared to $28.20 per Boe for the six months ended June 30, 2015.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the net book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling" established by the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded full cost ceiling test impairments before income taxes totaling $754.8 million for the six months ended June 30, 2016, compared to a full cost ceiling test impairment before income taxes of $1.5 billion for the six months ended June 30, 2015. The ceiling test impairments in 2016 were driven by decreases in the first-day-of-the-month average prices for crude oil used in the ceiling test calculations since December 31, 2015, when the first-day-of-the-month average price for crude oil was $50.28 per barrel. Changes in commodity prices, production rates, reserve volumes, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        We review our gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360. For the six months ended June 30, 2016, we recorded a non-cash impairment charge of $28.1 million. The impairment relates to our gross investments of $32.8 million in gas gathering infrastructure that will not likely be economically recoverable due to our shift in exploration, drilling and developmental plans to our most economic areas as a result of the low commodity price environment.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At June 30, 2016, we had a $141.1 million derivative asset, $135.5 million of which was classified as current, and we had a $0.2 million derivative liability, all of which was classified as current. We recorded a net derivative loss of $35.8 million ($224.3 million net unrealized loss and $188.5 million net realized gain on settled contracts) for the six months ended June 30, 2016 compared to a net derivative gain of $12.2 million ($183.7 million net unrealized loss and $195.9 million net realized gain on settled contracts and premium costs), in the same period in 2015.

        Interest expense and other decreased $16.1 million for the six months ended June 30, 2016 from the same period in 2015. Capitalized interest for the six months ended June 30, 2016 and 2015 was $52.9 million and $51.4 million, respectively. Interest expense subject to capitalization decreased to $155.8 million in the six months ended June 30, 2016 from $168.8 million in the comparable prior year period. The decrease in interest subject to capitalization is attributed to the debt exchanges and, to a lesser extent, debt repurchases that have occurred since the prior year period partially offset by our issuance of the Secured Notes on May 1, 2015.

        During the first quarter of 2016, we repurchased approximately $91.8 million principal amount of our senior unsecured notes, consisting of $24.5 million principal amount of our 9.75% senior notes due 2020, $51.8 million principal amount of our 8.875% senior notes due 2021, and $15.5 million principal amount of our 9.25% senior notes due 2022 for cash at prevailing market prices at the time of the transactions. The net cash used to make these repurchases was approximately $9.7 million. Upon settlement of the repurchases, we paid all accrued and unpaid interest since the respective interest payment dates of the notes repurchased and we recorded a net gain on the extinguishment of debt of approximately $81.4 million, which included the writedown of $0.7 million associated with related issuance costs and discounts and premiums for the respective notes. During the three months ended June 30, 2015, we entered into several exchange agreements with existing holders of our senior unsecured notes whereby the holders agreed to exchange an aggregate $258.0 million principal amount of their senior notes for approximately 29.0 million shares of our common stock. We recorded a net gain on the extinguishment of debt of $22.8 million on the exchanges of debt for common stock net of any write-offs associated with the respective debts' discounts and/or premiums and debt issuance costs.

        During the six months ended June 30, 2015, we entered into an amendment to our Convertible Note and to the February 2012 Warrants, in which we recorded a net gain on the extinguishment of the Convertible Notes of $5.9 million and a net loss on the modification of the February 2012 Warrants of $14.1 million.

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

        We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competitive market makers. We did not post collateral under any of our derivative contracts as they are secured under our Senior Credit Agreement or are uncollateralized trades. The filing of voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code constituted an event of default under our derivative contracts that gives the counterparties the option to terminate such contracts. If terminated, the contracts would be net settled in cash. We obtained a waiver from our hedge counterparties indicating that they will not exercise their option to terminate their contracts so long as the Restructuring Support Agreement is not terminated, our DIP Facility commitment letter is not terminated and we are meeting our various obligations thereunder, among other things. If our hedge counterparties were to terminate our derivative contracts our exposure to subsequent downward movements in commodity prices would increase.

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

        At June 30, 2016, the principal amount of our debt was approximately $2.9 billion, of which approximately 96.5% bears interest at a weighted average fixed interest rate of 10.5% per year. The remaining 3.5% of our total debt at June 30, 2016 bears interest at floating or market interest rates that, at our option, are tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At June 30, 2016, the weighted average interest rate on our variable rate debt was 3.2% per year. If the balance of our variable rate debt at June 30, 2016 were to remain constant, a 10% change in market interest rates would impact our cash flow by approximately $0.3 million per year.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2016. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except as described below.

The Restructuring Support Agreement is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

        The Restructuring Support Agreement sets forth certain conditions we must satisfy, including the timely satisfaction of milestones in the chapter 11 proceeding, such as confirmation of the Plan and effectiveness of the Plan, and obtaining a new or amended revolving credit facility with an aggregate principal amount of not less than $600.0 million, the form and substance of which is reasonably satisfactory to certain of our noteholders. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. The Restructuring Support Agreement gives the Requisite Creditors (as defined therein) the ability to terminate the Restructuring Support Agreement under certain circumstances, including the failure of certain conditions to be satisfied. Should a termination event occur, all obligations of the parties to the Restructuring Support Agreement will terminate, except that any party's termination solely with respect to itself will not result in the termination of the Restructuring Support Agreement with respect to any other party. A termination of the Restructuring Support Agreement may result in the loss of support for the Plan, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan and our chapter 11 proceedings could become protracted, which could significantly and detrimentally impact our relationships with vendors, suppliers, employees, and customers.

We will be subject to the risks and uncertainties associated with chapter 11 proceedings.

        As a consequence of our filing for relief under chapter 11 of the Bankruptcy Code, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

  •
  our ability to prosecute, confirm and consummate the Plan or another plan of reorganization with respect to the chapter 11 proceedings;

  •
  the high costs of bankruptcy proceedings and related fees;

  •
  our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;

  •
  our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

  •
  our ability to maintain contracts that are critical to our operations;

  •
  our ability to execute our business plan in the current depressed commodity price environment;

  •
  the ability to attract, motivate and retain key employees;

  •
  the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

  •
  the ability of third parties to seek and obtain court approval to convert the chapter 11 proceedings to chapter 7 proceedings; and

  •
  the actions and decisions of our creditors and other third parties who have interests in our chapter 11 proceedings that may be inconsistent with our plans.

        Delays in our chapter 11 proceedings increase the risks of our being unable to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process.

        These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that occur during our chapter 11 proceedings that may be inconsistent with our plans.

We may not be able to obtain confirmation of the Plan as outlined in the Restructuring Support Agreement.

        There can be no assurance that the Plan as outlined in the Restructuring Support Agreement (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.

        The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in the Plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. We might receive official objections to confirmation of the Plan from the various bankruptcy committees and stakeholders in the chapter 11 proceedings. We cannot predict the impact that any objection might have on the Plan or on a Bankruptcy Court's decision to confirm the Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

        If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims. Once commenced, there can be no assurance as to whether we will successfully reorganize and emerge from chapter 11 or, if we do successfully reorganize, as to when we would emerge from chapter 11. If no plan of reorganization can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests, the chapter 11 cases may be converted to cases under chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Upon emergence from bankruptcy, our historical financial information may not be indicative of our future financial performance.

        Our capital structure will be significantly altered under the Plan. Under fresh-start reporting rules that may apply to us upon the effective date of the Plan (or any alternative plan of reorganization), our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The pursuit of the Restructuring Support Agreement has consumed, and the chapter 11 proceedings will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

        Although the Plan is designed to minimize the length of our chapter 11 proceedings, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy or to assure parties in interest that the Plan will be confirmed. The chapter 11 proceedings will involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the chapter 11 proceedings are protracted.

        During the pendency of the chapter 11 proceedings, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Trading in our securities is highly speculative and poses substantial risks. Under the Plan, the holders of our existing common stock will receive their pro rata share of 4% of our common stock following effectiveness of the Plan, which interest could be further diluted by the warrants and management incentive plan contemplated in the Plan.

        The Plan, as contemplated in the Restructuring Support Agreement, provides that our outstanding third lien notes, unsecured notes and convertible note will be converted into common stock of the reorganized Company and that the holders of the existing common stock of the Company will receive their pro rata share of 4% of the common stock of the reorganized Company upon the Company's emergence from chapter 11. If the Plan as contemplated in the Restructuring Support Agreement is confirmed, the holders of the unsecured notes and the convertible note will also collectively receive warrants representing the right to purchase 5% of the common stock in the reorganized Company at an exercise price that equates to a market value of $1.33 billion (which value might not be attained), plus another 10% of the common stock in the reorganized Company will be reserved for issuance as awards under a post-restructuring management incentive plan. Issuances of common stock (or securities convertible into or exercisable for common stock) under the management incentive plan and any exercises of the warrants for shares of common stock will dilute the voting power of the outstanding common stock and may adversely affect the trading price of such common stock.

Upon our emergence from bankruptcy, the composition of our Board of Directors will change significantly.

        Under the Plan, the composition of our Board of Directors will change significantly. Upon emergence, the Board will be made up of nine directors, of which one will be our Chief Executive Officer and another will be one of our existing directors, who has yet to be designated. Of the remaining seven directors, Franklin Advisors, Inc. and Ares Management LLC will be entitled to designate three directors each and the holders of our unsecured notes will be entitled to designate one director. Accordingly, seven of our nine Board members are expected to be new to the Company. The new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

        Assuming the Plan were effective as of the date hereof, it is estimated that funds advised by Franklin Advisors, Inc. and Ares Management LLC would hold approximately 40% and 19%, respectively, of our post-reorganization common stock. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

We are currently out of compliance with the New York Stock Exchange's minimum share price requirement and are at risk of the NYSE delisting our common stock, which could materially impair the liquidity and value of our common stock.

        Our common stock is currently listed on the New York Stock Exchange (the NYSE). On May 26, 2016, we were notified by the NYSE that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by the NYSE. We need to bring our share price and consecutive thirty trading-day average share price, as measured on the last trading day of any calendar month during the sixth month period following receipt of the NYSE notice, above $1.00 per share or the NYSE will commence suspension and delisting procedures. In addition, if our common stock price remains below the $1.00 threshold and falls to the point where the NYSE considers the stock price to be "abnormally low," the NYSE has the discretion to begin delisting procedures immediately. There is no formal definition of "abnormally low" in the NYSE rules but the NYSE has recently delisted shares where the price has fallen to $0.16 or less.

        A delisting of our common stock, either as result of a failure to regain compliance with the NYSE's minimum share price requirement or the Company's failure to satisfy other qualitative or quantitative standards for continued listing on the NYSE, could reduce the liquidity and market price of our common stock. Moreover, a delisting of our common stock could constitute a "fundamental change" under the terms of our 5.75% Series A Cumulative Perpetual Convertible Preferred Stock, which might require us to reserve a significantly greater number of shares of our common stock for issuance upon conversion of the preferred stock and deplete the number of authorized shares of common stock available for issuance for other purposes.

Transfers of our equity, or issuances of equity before or in connection with our chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

        Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We had net operating loss carryforwards of approximately $1.5 billion as of December 31, 2015. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an "ownership change", as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an "ownership change" if one or more stockholders owning 5% or more of a corporation's common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an "ownership change", the amount of its net operating losses that may be utilized to offset future table income generally is subject to an annual limitation. Even if the net operating loss carryforwards are subject to limitation under Section 382, the net operating losses can be further reduced by the amount of discharge of indebtedness arising in a chapter 11 case under Section 108 of the Internal Revenue Code.

        We expect to request that the Bankruptcy Court approve restrictions on certain transfers of our stock to limit the risk of an "ownership change" prior to our restructuring in our chapter 11 proceedings. Following the implementation of a plan of reorganization, it is likely that an "ownership change" will be deemed to occur and our net operating losses will nonetheless be subject to annual limitation.

Item 2.    Unregistered Sales of Equity Securities and the Use of Proceeds

        The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2016	3,893	$1.13	—	—
May 2016	265	0.69	—	—
June 2016	106	0.45	—	—

(1)
All of the shares were surrendered by employees in satisfaction of tax obligations upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock, nor were they considered as or accounted for as treasury shares.

Item 3.    Defaults Upon Senior Securities

        As of June 30, 2016, cumulative undeclared dividends on the Series A Preferred Stock amounted to approximately $7.5 million.

        See Part I, Item 1, Note 1 to the Company's condensed consolidated financial statements entitled "Financial Statement Presentation" under the heading "Ability to Continue as a Going Concern," which is incorporated in this item by reference.

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
10.1
Restructuring Support Agreement by and among Halcón Resources Corporation and certain of its subsidiaries party thereto, certain Third Lien Noteholders, certain Senior Unsecured Noteholders, the Convertible Noteholder and certain Preferred Stockholders dated June 9, 2016 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 13, 2016).
10.2
Term Sheet setting forth principal terms of the Restructuring Support Agreement by and among Halcón Resources Corporation and certain of its subsidiaries party thereto, certain Third Lien Noteholders, certain Senior Unsecured Noteholders, the Convertible Noteholder and certain Preferred Stockholders dated June 9, 2016 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed June 13, 2016).
10.3
Lock Up Agreement entered into by and among Halcón Resources Corporation and certain of its subsidiaries party thereto and certain Second Lien Noteholders, dated as of July 22, 2016 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 25, 2016).
10.4
Consent and Amendment to Restructuring Support Agreement entered into by and among Halcón Resources Corporation and certain of its subsidiaries party thereto, certain Third Lien Noteholders, certain Senior Unsecured Noteholders, the Convertible Noteholder and certain Preferred Stockholders dated July 22, 2016 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 25, 2016).
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

HALCÓN RESOURCES CORPORATION
July 28, 2016	By:	/s/ FLOYD C. WILSON
		Name:	Floyd C. Wilson
		Title:	Chairman of the Board and Chief Executive Officer
July 28, 2016	By:	/s/ MARK J. MIZE
		Name:	Mark J. Mize
		Title:	Executive Vice President, Chief Financial Officer and Treasurer
July 28, 2016	By:	/s/ JOSEPH S. RINANDO, III
		Name:	Joseph S. Rinando, III
		Title:	Senior Vice President, Chief Accounting Officer and Controller