Form 10-Q
period 2017-03-31
HALCON RESOURCES CORP
filed 2017-05-04
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        At May 1, 2017, 149,103,891 shares of the Registrant's Common Stock were outstanding.

Special note regarding forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition or divestiture opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "objective," "believe," "predict," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the "Risk Factors" section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

  •
  competition, including competition for acreage in our resource play holdings;

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Successor	Predecessor

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$122,521	$74,967
Natural gas	6,219	3,742
Natural gas liquids	6,025	1,937

Total oil, natural gas and natural gas liquids sales	134,765	80,646
Other	833	703

Total operating revenues	135,598	81,349

Operating expenses:
Production:
Lease operating	20,644	20,578
Workover and other	11,441	7,791
Taxes other than income	11,576	7,258
Gathering and other	11,942	11,384
Restructuring	755	4,884
General and administrative	20,849	41,616
Depletion, depreciation and accretion	32,886	55,266
Full cost ceiling impairment	—	496,900
(Gain) loss on sale of oil and natural gas properties	(231,190)	—
Other operating property and equipment impairment	—	28,056

Total operating expenses	(121,097)	673,733

Income (loss) from operations	256,695	(592,384)
Other income (expenses):
Net gain (loss) on derivative contracts	26,398	18,742
Interest expense and other, net	(24,843)	(47,791)
Gain (loss) on extinguishment of debt	(56,898)	81,434

Total other income (expenses)	(55,343)	52,385

Income (loss) before income taxes	201,352	(539,999)
Income tax benefit (provision)	(12,000)	—

Net income (loss)	189,352	(539,999)
Non-cash preferred dividend	(801)	—
Series A preferred dividends	—	(3,198)
Preferred dividends and accretion on redeemable noncontrolling interest	—	(23,665)

Net income (loss) available to common stockholders	$188,551	$(566,862)

Net income (loss) per share of common stock:
Basic	$2.07	$(4.72)

Diluted	$1.69	$(4.72)

Weighted average common shares outstanding:
Basic	91,274	120,011

Diluted	112,084	120,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	Successor
	March 31, 2017	December 31, 2016
Current assets:
Cash	$62,157	$24
Accounts receivable	122,910	147,762
Receivables from derivative contracts	11,757	5,923
Prepaids and other	6,112	6,940

Total current assets	202,936	160,649

Oil and natural gas properties (full cost method):
Evaluated	1,226,499	1,269,034
Unevaluated	843,746	316,439

Gross oil and natural gas properties	2,070,245	1,585,473
Less—accumulated depletion	(497,250)	(465,849)

Net oil and natural gas properties	1,572,995	1,119,624

Other operating property and equipment:
Gas gathering and other operating assets	54,826	38,617
Less—accumulated depreciation	(1,883)	(1,107)

Net other operating property and equipment	52,943	37,510

Other noncurrent assets:
Receivables from derivative contracts	3,205	—
Funds in escrow and other	2,132	1,887

Total assets	$1,834,211	$1,319,670

Current liabilities:
Accounts payable and accrued liabilities	$160,594	$186,184
Liabilities from derivative contracts	1,578	16,434
Other	4,759	4,935

Total current liabilities	166,931	207,553

Long-term debt, net	940,572	964,653
Other noncurrent liabilities:
Liabilities from derivative contracts	167	486
Asset retirement obligations	26,530	31,985
Other	1,223	2,305
Commitments and contingencies (Note 10)
Stockholders' equity:
Successor Preferred stock: 1,000,000 shares of $0.0001 par value authorized; 5,518 and no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Successor Common stock: 1,000,000,000 shares of $0.0001 par value authorized; 92,947,576 and 92,991,183 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	9	9
Successor Additional paid-in capital	989,411	592,663
Retained earnings (accumulated deficit)	(290,632)	(479,984)

Total stockholders' equity	698,788	112,688

Total liabilities and stockholders' equity	$1,834,211	$1,319,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2015 (Predecessor)	245	$—	122,524	$12	$3,283,097	$(3,230,695)	$52,414
Net income (loss)	—	—	—	—	—	11,958	11,958
Conversion of Series A preferred stock	(23)	—	724	—	—	—	—
Preferred dividends on redeemable noncontrolling interest	—	—	—	—	—	(9,329)	(9,329)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(26,576)	(26,576)
Fair value of equity issued to Predecessor common stockholders	—	—	—	—	(22,176)	—	(22,176)
Cash payment to Preferred Holders	—	—	—	—	(11,100)	—	(11,100)
Reverse stock split rounding	—	—	5	—	—		—
Offering costs	—	—	—	—	(10)	—	(10)
Long-term incentive plan forfeitures	—	—	(517)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(498)	—	(176)	—	(176)
Share-based compensation	—	—	—	—	4,995	—	4,995

Balances at September 9, 2016 (Predecessor)	222	$—	122,238	$12	$3,254,630	$(3,254,642)	$—

Cancellation of Predecessor equity	(222)	$—	(122,238)	$(12)	$(3,254,630)	$3,254,642	$—

Balances at September 9, 2016 (Predecessor)	—	$—	—	$—	$—	$—	$—

Issuance of Successor common stock and warrants	—	$—	90,000	$9	$571,114	$—	$571,123
Balances at September 9, 2016 (Successor)	—	$—	90,000	$9	$571,114	$—	$571,123
Net income (loss)	—	—	—	—	—	(479,193)	(479,193)
Preferred dividends on redeemable noncontrolling interest	—	—	—	—	—	(791)	(791)
Long-term incentive plan grants	—	—	2,991	—	—	—	—
Share-based compensation	—	—	—	—	21,549	—	21,549

Balances at December 31, 2016 (Successor)	—	$—	92,991	$9	$592,663	$(479,984)	$112,688

Net income (loss)	—	—	—	—	—	189,352	189,352
Sale of preferred stock	6	—	—	—	352,048	—	352,048
Preferred beneficial conversion feature	—	—	—	—	48,007	—	48,007
Offering costs	—	—	—	—	(11,829)	—	(11,829)
Long-term incentive plan forfeitures	—	—	(41)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(2)	—	(17)	—	(17)
Share-based compensation	—	—	—	—	8,539	—	8,539

Balances at March 31, 2017 (Successor)	6	$—	92,948	$9	$989,411	$(290,632)	$698,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Successor	Predecessor

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash flows from operating activities:
Net income (loss)	$189,352	$(539,999)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and accretion	32,886	55,266
Full cost ceiling impairment	—	496,900
(Gain) loss on sale of oil and natural gas properties	(231,190)	—
Other operating property and equipment impairment	—	28,056
Share-based compensation, net	8,347	2,145
Unrealized loss (gain) on derivative contracts	(24,214)	88,978
Amortization and write-off of deferred loan costs	185	1,746
Non-cash interest and amortization of discount and premium	1,644	551
Loss (gain) on extinguishment of debt	56,898	(81,434)
Accrued settlements on derivative contracts	(1,265)	(32,882)
Other income (expense)	(883)	1,925
Change in assets and liabilities:
Accounts receivable	30,023	61,531
Prepaids and other	820	(3,428)
Accounts payable and accrued liabilities	(17,043)	(44,981)

Net cash provided by (used in) operating activities	45,560	34,374

Cash flows from investing activities:
Oil and natural gas capital expenditures	(43,803)	(116,920)
Proceeds received from sale of oil and natural gas properties	477,306	(422)
Acquisition of oil and natural gas properties	(707,304)	161
Acquisition of other operating property and equipment	(25,538)	—
Other operating property and equipment capital expenditures	(502)	(646)
Proceeds received from sale of other operating property and equipment	10,286	61
Funds held in escrow and other	—	10

Net cash provided by (used in) investing activities	(289,555)	(117,756)

Cash flows from financing activities:
Proceeds from borrowings	1,029,000	286,000
Repayments of borrowings	(1,065,000)	(200,648)
Premium paid to repurchase the 2020 Second Lien Notes	(30,917)	—
Debt issuance costs	(15,508)	(1,185)
Preferred stock issued	400,055	—
Offering costs and other	(11,502)	(208)

Net cash provided by (used in) financing activities	306,128	83,959

Net increase (decrease) in cash	62,133	577
Cash at beginning of period	24	8,026

Cash at end of period	$62,157	$8,603

Disclosure of non-cash investing and financing activities:
Accrued capitalized interest	$—	$(17,186)
Asset retirement obligations	(6,037)	583
Accretion of non-cash preferred dividend	801	—
Preferred dividends on redeemable noncontrolling interest paid-in-kind	—	3,295
Accretion of redeemable noncontrolling interest	—	20,370
Accrued debt issuance costs	(382)	903
Accrued offering costs	(344)	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

Basis of Presentation and Principles of Consolidation

        Halcón Resources Corporation (Halcón or the Company) is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. The unaudited condensed consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. The Company operates in one segment which focuses on oil and natural gas acquisition, production, exploration and development. The Company's oil and natural gas properties are managed as a whole rather than through discrete operating areas. Operational information is tracked by operating area; however, financial performance is assessed as a whole. Allocation of capital is made across the Company's entire portfolio without regard to operating area. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Halcón follows the accounting policies disclosed in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC) on March 1, 2017. Please refer to the notes in the 2016 Annual Report on Form 10-K when reviewing interim financial results, though, as described below, such prior financial statements may not be comparable to the interim financial statements due to the adoption of fresh-start accounting on September 9, 2016.

Emergence from Voluntary Reorganization under Chapter 11

        On July 27, 2016 (the Petition Date), the Company and certain of its subsidiaries (the Halcón Entities) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware (the Bankruptcy Court) to pursue a joint prepackaged plan of reorganization (the Plan). On September 8, 2016, the Bankruptcy Court entered an order confirming the Plan and on September 9, 2016, the Plan became effective (the Effective Date) and the Halcón Entities emerged from chapter 11 bankruptcy. The Company's subsidiary, HK TMS, LLC which was divested on September 30, 2016, was not part of the chapter 11 bankruptcy filings. See Note 2, "Reorganization," for further details on the Company's chapter 11 bankruptcy and the Plan and Note 4, "Acquisitions and Divestitures," for further details on the divestiture of HK TMS, LLC.

        Upon emergence from chapter 11 bankruptcy, the Company adopted fresh-start accounting in accordance with provisions of the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) 852, "Reorganizations" (ASC 852) which resulted in the Company becoming a new entity for financial reporting purposes on the Effective Date. Upon the adoption of fresh-start accounting, the Company's assets and liabilities were recorded at their fair values as of the fresh-start reporting date. As a result of the adoption of fresh-start accounting, the Company's unaudited condensed consolidated financial statements subsequent to September 9, 2016 are not comparable to its unaudited condensed consolidated financial statements prior to, and including, September 9, 2016. See Note 3, "Fresh-start Accounting," for further details on the impact of fresh-start accounting on the Company's unaudited condensed consolidated financial statements.

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

Use of Estimates

        The preparation of the Company's unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Estimates and assumptions that, in the opinion of management of the Company, are significant include oil and natural gas revenue accruals, capital and operating expense accruals, oil and natural gas reserves, depletion relating to oil and natural gas properties, asset retirement obligations, fair value estimates, including estimates of Reorganization Value, Enterprise Value and the fair value of assets and liabilities recorded as a result of the adoption of fresh-start accounting, plus the estimated fair values of assets acquired and liabilities assumed in connection with the Pecos County Acquisition and the fair value of assets sold in connection with the El Halcón Divestiture, including the gain on sale recorded, and income taxes. The Company bases its estimates and judgments on historical experience and on various other assumptions and information believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company's unaudited condensed consolidated financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. There were no significant allowances for doubtful accounts as of March 31, 2017 (Successor) or December 31, 2016 (Successor).

Other Operating Property and Equipment

        Gas gathering systems and equipment are recorded at fair value as a result of fresh-start accounting on September 9, 2016. Depreciation is calculated using the straight-line method over a 30-year, 20-year, or 10-year estimated useful life applicable to gas gathering systems, a water recycling facility and a compressed natural gas facility, respectively. Upon disposition, the cost and accumulated

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life or productive capacity of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

        Other operating assets are recorded at fair value as a result of fresh-start accounting on September 9, 2016. Depreciation is calculated using the straight-line method over the following estimated useful lives: automobiles and computers, three years; computer software, fixtures, furniture and equipment, five years or the lesser of the lease term; trailers, seven years; heavy equipment, eight to ten years; buildings, twenty years and leasehold improvements, lease term. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

        Refer to Note 4, "Acquisitions and Divestitures," for a discussion of gas gathering systems and equipment and other operating assets acquired and divested during the period.

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

Recently Issued Accounting Pronouncements

        In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). For public business entities, ASU 2017-01 is effective for fiscal years and interim periods within those fiscal years,

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

beginning after December 15, 2017. The amendments in this ASU should be applied prospectively on or after the effective date. The ASU was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The Company is in the process of assessing the effects of the application of the new guidance.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15). For public business entities, ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. The areas for simplification in this ASU involve addressing eight specific classification issues in the statement of cash flows. An entity should apply the amendments in this ASU using a retrospective transition method. The Company is in the process of assessing the effects of the application of the new guidance.

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

Unsecured Noteholders), the holder of the Company's 8% senior unsecured convertible note due 2020 (the Convertible Noteholder), and certain holders of the Company's 5.75% Series A Convertible Perpetual Preferred Stock. On July 27, 2016, the Halcón Entities filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware to effect an accelerated prepackaged bankruptcy restructuring as contemplated in the Restructuring Support Agreement. On September 8, 2016, the Bankruptcy Court entered an order confirming the Plan and on September 9, 2016, the Halcón Entities emerged from chapter 11 bankruptcy.

        Upon emergence, pursuant to the terms of the Plan, the following significant transactions occurred:

  •
  the Predecessor Company's financing facility under the Predecessor Credit Agreement was refinanced and replaced with a debtor-in-possession senior secured, super-priority revolving credit facility, which was subsequently converted into the Senior Credit Agreement (refer to Note 6, "Debt," for credit agreement definitions and further details regarding the credit agreements);

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. REORGANIZATION (Continued)

        Each of the foregoing percentages of equity in the reorganized Company were as of September 9, 2016 and are subject to dilution from the exercise of the new warrants described above, a management incentive plan discussed further in Note 11, "Stockholders' Equity," and other future issuances of equity securities.

        See Note 6, "Debt," and Note 11, "Stockholders' Equity," for further information regarding the Company's Successor and Predecessor debt and equity instruments.

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

        Reorganization Value is derived from an estimate of Enterprise Value, or the fair value of the Company's long-term debt, stockholders' equity and working capital. The estimated Enterprise Value at the Effective Date was below the midpoint of the Court approved range of $1.6 billion to $1.8 billion, primarily reflecting the decline in forward commodity prices during the period between the Company's analysis performed in advance of the July 2016 chapter 11 bankruptcy filing and the Effective Date. The Enterprise Value was derived from an independent valuation using an asset based methodology of proved reserves, undeveloped acreage, and other financial information, considerations and projections, applying a combination of the income, cost and market approaches as of the fresh-start reporting date of September 9, 2016.

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

        Although the Company believes the assumptions and estimates used to develop Enterprise Value and Reorganization Value were reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating these values are inherently uncertain and require judgment.

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

(1)
The table below details cash payments as of September 9, 2016, pursuant to the terms of the Plan described in Note 2 "Reorganization" (in thousands):

Payment to Third Lien Noteholders	$33,826
Payment to Unsecured Noteholders	37,595
Payment to Convertible Noteholder	15,000
Payment to Preferred Holders	11,100

Total Uses	$97,521

(2)
In connection with the chapter 11 bankruptcy, the Company modified and rejected certain office lease arrangements and paid approximately $3.4 million for these modifications and rejections subsequent to the emergence from chapter 11 bankruptcy. This amount also reflects $10.3 million paid to the Company's restructuring advisors subsequent to the emergence from chapter 11 bankruptcy.

(3)
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

(4)
Reflects the cancellation of Predecessor equity, as follows (in thousands):

Predecessor Company stock	$3,287,918
Fair value of equity issued to Predecessor common stockholers	(22,176)
Cash payment to Preferred Holders	(11,100)

Cancellation of Predecessor Company equity	$3,254,642

(5)
Reflects the issuance of Successor equity. In accordance with the Plan, the Successor Company issued 3.6 million shares of common stock to the Predecessor Company's existing common stockholders, 68.8 million shares of common stock to the Third Lien Noteholders, 14.0 million shares of common stock to the Unsecured Noteholders, and 3.6 million shares of common stock to the Convertible Noteholder. This amount is subject to dilution by warrants issued to the

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FRESH-START ACCOUNTING (Continued)

  Unsecured Noteholders and the Convertible Noteholder totaling 4.7 million shares with an exercise price of $14.04 per share and a term of four years. The fair value of the warrants was estimated at $3.52 per share using a Black-Scholes-Merton valuation model.

(6)
The table below reflects the cumulative effect of the reorganization adjustments discussed above (in thousands):

Gain on settlement of Liabilities subject to compromise	$1,368,908
Accrued reorganization items	(10,261)
Cancellation of Predecessor Company equity	3,254,642

Net impact to retained earnings (accumulated deficit)	$4,613,289

  Fresh-start accounting adjustments

(7)
Reflects the reclassification of tubulars and well equipment to "Oil and natural gas properties."

(8)
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

(9)
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

(10)
Reflects the adjustment of the Company's equity method investment in SBE Partners, L.P. to fair value based on an income approach, which calculated the discounted cash flows of the Company's share of the partnership's interest in oil and gas proved reserves. The anticipated cash flows of the reserves were risked by reserve category and discounted at 10.5%. Weighted average commodity prices utilized in the determination of the fair value of oil and natural gas properties were $72.30 per barrel of oil, $3.50 per MMBtu of natural gas and $12.00 per barrel of oil equivalent of natural gas liquids, after adjustment for transportation fees and regional price differentials. Base pricing was derived from an average of forward strip prices and analysts' estimated prices.

(11)
Records an intangible liability of approximately $8.3 million, $4.5 million of which was recorded as current, to adjust the Company's active rig contract to fair value at September 9, 2016. The intangible liability will be amortized over the remaining life of the contract through July 2018.

(12)
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

(13)
Reflects the adjustment of the 2020 Second Lien Notes and the 2022 Second Lien Notes to fair value. The fair value estimate was based on quoted market prices from trades of such debt on September 9, 2016. Refer to Note 6, "Debt" for definitions of and further information regarding the 2020 Second Lien Notes and 2022 Second Lien Notes.

(14)
Reflects the adjustment of the Company's redeemable noncontrolling interest and related embedded derivative of HK TMS, LLC to fair value. The fair value of the redeemable noncontrolling interest was estimated at $41.1 million and the embedded derivative was estimated at zero. For purposes of estimating the fair values, an income approach was used that estimated fair value based on the anticipated cash flows associated with HK TMS, LLC's proved reserves, risked by reserve category and discounted using a weighted average cost of capital rate of 12.5%. The value of the redeemable noncontrolling interest was further reduced by a probability factor of the potential assignment of the common shares of HK TMS, LLC to Apollo Global Management, which occurred subsequent to the fresh-start date. Refer to Note 4, "Acquisitions and Divestitures," for further information regarding the divestiture of HK TMS, LLC on September 30, 2016.

(15)
Reflects the cumulative effect of the fresh-start accounting adjustments discussed above.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES

Acquisitions

Southern Delaware Basin Assets (Pecos and Reeves Counties, Texas)

        On January 18, 2017 (Successor), Halcón Energy Properties, Inc., a wholly owned subsidiary of the Company, entered into a Purchase and Sale Agreement with Samson Exploration, LLC (Samson), pursuant to which it agreed to acquire a total of 20,901 net acres and related assets in the Southern Delaware Basin located in Pecos and Reeves Counties, Texas (collectively, the Pecos County Assets), for a total purchase price of $703.9 million, subject to customary post-closing adjustments (the Pecos County Acquisition). The Pecos County Acquisition closed on February 28, 2017. The Company funded the Pecos County Acquisition with the net proceeds from the private placement of its preferred stock and borrowings under its Senior Credit Agreement. Refer to Note 11, "Stockholders' Equity," for further discussion of the Company's issuance of 8% Automatically Convertible Preferred Stock.

        The transaction had an effective date of November 1, 2016, and was subject to customary closing conditions, as well as the execution and delivery of certain other agreements.

        The Pecos County Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. The estimated fair value of the properties acquired approximates the fair value of consideration and as a result no goodwill was recognized.

        The following table summarizes the consideration paid to acquire the Pecos County Assets, as well as the preliminary amounts of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash consideration paid to Samson at closing(1)	$703,865
Less: Estimated post-effective closing date adjustments(2)	(5,698)

Estimated consideration transferred	$698,167

Plus: Estimated Fair Value of Liabilities Assumed:
Current liabilities	$721
Asset retirement obligations	2,116

Amount attributable to liabilites assumed	2,837

Total purchase price plus liabilities assumed	$701,004

Estimated Fair Value of Assets Acquired:
Evaluated oil and natural gas properties(3)(4)	$160,275
Unevaluated oil and natural gas properties(3)(4)	514,350
Gas gathering and other operating assets(5)	26,379

Amount attributable to assets acquired	$701,004

Goodwill	$—

(1)
Represents amount of cash consideration, adjusted for customary closing items, for the purchase of the Pecos County Assets funded by the issuance of approximately $400.1 million

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES (Continued)

  of new 8% automatically convertible preferred stock and borrowings under the Senior Credit Agreement.

(2)
In accordance with the purchase agreement, the effective date of the acquisition was November 1, 2016 and therefore revenues, expenses and related capital expenditures from November 1, 2016 through the closing of the Pecos County Acquisition have been reflected as adjustments to the purchase price consideration. At closing, a net $1.1 million was identified as reductions to the purchase price consideration for post effective date activities from November 1, 2016 through December 31, 2016. Estimates have been made to reflect expected purchase price consideration adjustments for the post effective date period from January 1, 2017 through February 28, 2017 (the closing date).

(3)
In estimating the fair value of the Pecos County Assets' oil and natural gas properties, the Company used an income approach. For purposes of estimating the fair value of the proved, probable and possible reserves, an income approach was used which estimated fair value based on the anticipated cash flows associated with the Pecos County Assets' estimated reserves risked by reserve category and discounted using a weighted average cost of capital rate of 10.0% for proved reserves and 12.0% for probable and possible reserves. The proved reserve locations were limited to wells expected to be drilled in the Company's five-year development plan. This estimation includes the use of unobservable inputs, such as estimated future production, oil and natural gas revenues and expenses. The use of these unobservable inputs results in the fair value estimate of the Pecos County Assets being classified as Level 3.

(4)
Weighted average commodity prices utilized in the determination of the fair value of oil and natural gas properties were $76.10 per barrel of oil, $4.14 per Mcf of natural gas and $29.48 per barrel of oil equivalent of natural gas liquids, after adjustment for transportation fees and regional price differentials. Base pricing was derived from an average of forward strip prices and research analysts' estimated prices.

(5)
In estimating the fair value of the Pecos County Assets' gas gathering and other operating assets, the Company used a combination of the cost and market approaches. A market approach was relied upon to value the land, heavy equipment and vehicles, and in this valuation approach, recent transactions of similar assets were utilized to determine the value from a market participant perspective. For the remaining other operating assets, a cost approach was used. The estimation of fair value under the cost approach was based on current replacement costs of the assets, less depreciation based on the estimated economic useful lives of the assets and age of the assets.

        The following unaudited pro forma combined results of operations are provided for the three months ended March 31, 2017 and 2016 as though the Pecos County Acquisition had been completed as of the beginning of the comparable prior annual reporting period, or January 1, 2016. The pro forma combined results of operations for the three months ended March 31, 2017 and 2016 have been prepared by adjusting the historical results of the Company to include the historical results of the Pecos County Assets. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Pecos County Acquisition or any estimated costs that will be

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES (Continued)

incurred to integrate the Pecos County Assets. Future results may vary significantly from the results reflected in this unaudited pro forma financial information because of future events and transactions, as well as other factors. Amounts included in the table below are rounded to thousands.

	Successor	Predecessor
	Three Months Ended March 31, 2017 (Unaudited)	Three Months Ended March 31, 2016 (Unaudited)

Revenue	$142,975	$85,485
Net income (loss)	195,365	(541,729)
Net income (loss) available to common stockholders	194,564	(568,592)
Pro forma net income (loss) per share of common stock:
Basic	$2.13	$(4.74)
Diluted	$1.74	$(4.74)

        The Company's historical financial information was adjusted to give effect to the pro forma events that are directly attributable to Pecos County Assets and are factually supportable. The unaudited pro forma consolidated results include the historical revenues and expenses of assets acquired and liabilities assumed, with the following adjustments:

  •
  Adjustment to recognize incremental depletion expense under the full cost method of accounting based on the fair value of the oil and natural gas properties and incremental accretion expense based on the asset retirement costs of the oil and natural gas properties at acquisition;

  •
  Adjustment to recognize incremental depreciation expense of the gas gathering and other operating assets and incremental accretion expense based on the asset retirement costs of the gas gathering and other operating assets at acquisition; and

  •
  Eliminate transaction costs and non-recurring charges directly related to the transactions that were included in the historical results of operations for the Company in the amount of $0.4 million. Transaction costs directly related to the transaction that do not have a continuing impact on the combined Company's operating results have been excluded from the pro forma earnings.

        For the three months ended March 31, 2017, the Company recognized $3.3 million of oil, natural gas and natural gas liquids and other revenue related to the Pecos County Assets and $1.6 million of net field operating income (oil, natural gas and natural gas liquids and other revenues less lease operating expense, workover expense, production taxes, gathering and other expense, and depletion and depreciation expense) related to the Pecos County Assets. Additionally, non-recurring transaction costs of $0.4 million related to the Pecos County Acquisition for the three months ended March 31, 2017 are included in the unaudited condensed consolidated statements of operations in "General and administrative" expenses; these non-recurring transaction costs have been excluded from the pro forma results for all periods presented in the above table.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES (Continued)

Divestitures

East Texas Eagle Ford Assets

        On January 24, 2017 (Successor), certain of the Company's subsidiaries entered into an Agreement of Sale and Purchase with a subsidiary of Hawkwood Energy, LLC (Hawkwood) for the sale of all of its oil and natural gas properties and related assets located in the Eagle Ford formation of East Texas (the El Halcón Assets) for a total adjusted sales price of $483.5 million, subject to post-closing adjustments (the El Halcón Divestiture). The effective date of the sale was January 1, 2017 and the transaction closed on March 9, 2017. The sale properties included approximately 80,500 net acres prospective for the Eagle Ford formation in East Texas and related gas gathering and other operating assets. The Company used the net proceeds from the sale to repay borrowings outstanding under its Senior Credit Agreement and for general corporate purposes.

        The net proceeds from the sale were allocated between the Company's oil and natural gas properties, gas gathering and other operating assets and liabilities transferred on a fair value basis. Approximately $10.2 million was allocated to gas gathering and other operating assets and approximately $477.3 million was allocated to the Company's oil and natural gas properties.

        As discussed further in Note 5, "Oil and Natural Gas Properties," the Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the El Halcón Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, the Company recognized a gain on the sale of $231.2 million during the three months ended March 31, 2017 (Successor). The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values. The gain was recorded in "Gain (loss) on sale of oil and natural gas properties," on the Company's unaudited condensed consolidated statements of operations.

HK TMS, LLC

        On September 30, 2016, certain wholly-owned subsidiaries of the Successor Company executed an Assignment and Assumption Agreement with an affiliate of Apollo Global Management (Apollo) pursuant to which Apollo acquired one hundred percent (100%) of the common shares (the Membership Interests) of HK TMS, LLC (HK TMS), which transaction is referred to as the HK TMS Divestiture. HK TMS was previously a wholly-owned subsidiary and held all of the Successor Company's oil and natural gas properties in the Tuscaloosa Marine Shale (TMS). In exchange for the assignment of the Membership Interests, Apollo assumed all obligations relating to the Membership Interests, which were previously classified as "Mezzanine Equity" on the unaudited condensed consolidated balance sheets of HK TMS, from and after such date. Prior to the HK TMS Divestiture, the preferred shares were considered probable of becoming redeemable and therefore were accreted up to the estimated required redemption value. The accretion was presented as a deemed dividend and recorded in "Preferred dividends and accretion on redeemable noncontrolling interest" on the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2016 (Predecessor), HK TMS issued 3,295 additional preferred shares to Apollo for dividends paid-in-kind. These dividends were presented within "Preferred

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES (Continued)

dividends and accretion on redeemable noncontrolling interest" on the unaudited condensed consolidated statements of operations.

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

        Investments in unevaluated oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress, qualify for interest capitalization. The Predecessor Company determined capitalized interest by multiplying the Predecessor Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred that were excluded from the full cost pool. The capitalized interest amounts were recorded as additions to unevaluated oil and natural gas properties on the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2016 (Predecessor), the Company capitalized interest costs of $32.1 million. The Successor Company's policy on the capitalization of interest establishes thresholds for the determination of a development project for the purpose of interest capitalization.

        At March 31, 2017 (Successor), the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended March 31, 2017 of the West Texas Intermediate (WTI) crude oil spot price of $47.61 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended March 31, 2017 of the Henry Hub natural gas price of $2.73 per million British thermal units (MMBtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at March 31, 2017 (Successor) did not exceed the ceiling amount.

        At March 31, 2016 (Predecessor), the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended March 31, 2016 of the WTI crude oil spot price of $46.26 per barrel, adjusted by lease or field for quality, transportation fees, and

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. OIL AND NATURAL GAS PROPERTIES (Continued)

regional price differentials, and the first-day-of-the-month average for the 12-months ended March 31, 2016 of the Henry Hub natural gas price of $2.40 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at March 31, 2016 (Predecessor) exceeded the ceiling amount by $496.9 million ($315.1 million after taxes, before valuation allowance) which resulted in a ceiling test impairment of that amount for the quarter. The impairment reflects additional transfers of the remaining unevaluated Utica / Point Pleasant (Utica) and TMS properties of approximately $330.4 million and $74.8 million, respectively, to the full cost pool and, to a lesser extent, an 8% decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, which was $50.28 per barrel at December 31, 2015 (Predecessor). As discussed above, the Company considers the facts and circumstances around its unevaluated properties that may indicate impairment on a quarterly basis. Management concluded that it was no longer probable that capital would be available or approved to continue exploratory drilling activities in the Company's Utica or TMS acreage positions in advance of the related lease expirations due to the Company's evaluation of strategic alternatives to reduce its long-term debt while preserving liquidity in light of low commodity prices, together with a reduction of the Company's exploration department and the Company's intent to expend capital only on its most economical and proven areas.

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

6. DEBT

        Long-term debt as of March 31, 2017 (Successor) and December 31, 2016 (Successor), consisted of the following (in thousands):

	Successor
	March 31, 2017	December 31, 2016
Senior revolving credit facility	$—	$186,000
8.625% senior secured second lien notes due 2020(1)	—	672,613
12.0% senior secured second lien notes due 2022(2)	106,277	106,040
6.75% senior notes due 2025(3)	834,295	—

	$940,572	$964,653

(1)
On February 16, 2017, the Company repurchased approximately 41% of the outstanding aggregate principal amount of its 2020 Second Lien Notes with proceeds from the issuance of new 6.75% senior unsecured notes due 2025. The remaining aggregate principal amount was redeemed on March 20, 2017. Amount was net of a $27.4 million unamortized discount at December 31, 2016 (Successor). Refer to "8.625% Senior Secured Second Lien Notes" below for further details.

(2)
Amounts are net of a $6.5 million and $6.8 million unamortized discount at March 31, 2017 (Successor) and December 31, 2016 (Successor), respectively.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

(3)
On February 16, 2017, the Company issued $850.0 million aggregate principal amount of new 6.75% senior unsecured notes due 2025. Amount is net of $15.7 million unamortized debt issuance costs at March 31, 2017 (Successor). Refer to "6.75% Senior Notes" below for further details.

Senior Revolving Credit Facility

        On the Effective Date, the Company entered into a senior secured revolving credit agreement (the Senior Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. The Senior Credit Agreement provides for a $1.5 billion senior secured reserve-based revolving credit facility with a current borrowing base of $650.0 million, that was affirmed in the redetermination that occurred on May 2, 2017. The maturity date of the Senior Credit Agreement is July 28, 2021. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 1.75% to 2.75% for ABR-based loans or at specified margins over LIBOR of 2.75% to 3.75% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the facility. The Company may elect, at its option, to prepay any borrowings outstanding under the Senior Credit Agreement without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the terms of the Senior Credit Agreement). Additionally, if the Company has outstanding borrowings or letters of credit or reimbursement obligations in respect of letters of credit and the Consolidated Cash Balance (as defined in the Senior Credit Agreement) exceeds $100.0 million as of the close of business on the most recently ended business day, the Company may also be required to make mandatory prepayments.

        Amounts outstanding under the Senior Credit Agreement are guaranteed by certain of the Company's direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.

        The Senior Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) not to exceed 4.75:1.00 initially, determined as of each four fiscal quarter periods and commencing with the fiscal quarter ending September 30, 2016, stepping down to 4.50:1.00 and 4.00:1.00 on September 30, 2017 and March 31, 2019, respectively, and (ii) a Current Ratio (as defined in the Senior Credit Agreement) not to be less than 1.00:1.00. At March 31, 2017 (Successor), the Company was in compliance with the financial covenants under the Senior Credit Agreement.

        The Senior Credit Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

        At March 31, 2017 (Successor), under the then effective borrowing base of $600.0 million, the Company had no borrowings outstanding, approximately $6.4 million letters of credit outstanding and approximately $593.6 million of borrowing capacity available under the Senior Credit Agreement.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

8.625% Senior Secured Second Lien Notes

        On May 1, 2015 (Predecessor), the Company issued $700.0 million aggregate principal amount of its 8.625% senior secured second lien notes due 2020 (the 2020 Second Lien Notes) in a private offering. The 2020 Second Lien Notes were issued at par. The net proceeds from the sale of the 2020 Second Lien Notes were approximately $686.2 million (after deducting offering fees and expenses). The 2020 Second Lien Notes bore interest at a rate of 8.625% per annum, payable semi-annually on February 1 and August 1 of each year. In accordance with the Plan, the 2020 Second Lien Notes were unimpaired and reinstated upon the Company's emergence from chapter 11 bankruptcy.

        On February 16, 2017 (Successor), the Company paid approximately $303.5 million for approximately $289.2 million principal amount of 2020 Second Lien Notes, a make-whole premium of $13.2 million plus accrued and unpaid interest of approximately $1.1 million to repurchase such notes pursuant to a tender offer and issued a redemption notice to redeem the remaining 2020 Second Lien Notes. On February 21, 2017 (Successor), the Company paid approximately $1.2 million for approximately $1.2 million of principal amount of 2020 Second Lien Notes, a make-whole premium of approximately $54,000 plus accrued and unpaid interest to repurchase such notes pursuant to guaranteed delivery procedures of the tender offer. On March 20, 2017 (Successor), the Company paid approximately $432.0 million for $409.6 million aggregate principal amount of 2020 Second Lien Notes, a make-whole premium of $17.7 million and unpaid interest of approximately $4.8 million to redeem the remaining notes at a price of 104.313% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. The repurchase and redemption of the 2020 Second Lien Notes was funded with proceeds from the issuance of $850.0 million in new 6.75% senior unsecured notes due 2025.

        The Company recognized a loss on the extinguishment of debt, representing a $30.9 million loss on the repurchase for the tender premium paid and a $26.0 million loss on the write-off of the discount on the notes. The loss was recorded in "Gain (loss) on extinguishment of debt" on the unaudited condensed consolidated statements of operations.

12.0% Senior Secured Second Lien Notes

        On December 21, 2015 (Predecessor), the Company completed the issuance in a private placement of approximately $112.8 million aggregate principal amount of new 12.0% senior secured second lien notes due 2022 (the 2022 Second Lien Notes) in exchange for approximately $289.6 million principal amount of its then outstanding senior unsecured notes, consisting of $116.6 million principal amount of 9.75% senior notes due 2020, $137.7 million principal amount of 8.875% senior notes due 2021 and $35.3 million principal amount of 9.25% senior notes due 2022. At closing, the Predecessor Company paid all accrued and unpaid interest since the respective interest payment dates of the unsecured notes surrendered in the exchange. The Predecessor Company recorded the issuance of the 2022 Second Lien Notes at par.

        Interest on the 2022 Second Lien Notes accrues at a rate of 12.0% per annum, payable semi-annually on February 15 and August 15 of each year. The 2022 Second Lien Notes will mature on February 15, 2022. The 2022 Second Lien Notes are secured by second-priority liens on substantially all of the Company's, and certain subsidiaries of the Company (the Guarantors') assets to the extent such assets secure the Company's Senior Credit Agreement (the Collateral). Pursuant to the terms of the Intercreditor Agreement, dated December 21, 2015, the security interest in the Collateral securing the 2022 Second Lien Notes and the guarantees are contractually subordinated to liens that secure the

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

Company's Senior Credit Agreement and certain other permitted indebtedness. Consequently, the 2022 Second Lien Notes and the guarantees are effectively subordinated to the Senior Credit Agreement and such other indebtedness to the extent of the value of the Collateral. In accordance with the terms of the Plan, the 2022 Second Lien Notes were unimpaired and reinstated upon the Company's emergence from chapter 11 bankruptcy.

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

        The remaining unamortized discount was $6.5 million at March 31, 2017 (Successor).

6.75% Senior Notes

        On February 16, 2017 (Successor), the Company issued $850.0 million aggregate principal amount of new 6.75% senior unsecured notes due 2025 (the 2025 Notes) in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act), Rule 144A and Regulation S, and applicable state securities laws. The 2025 Notes were issued at par and bear interest at a rate of 6.75% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2017. The 2025 Notes will mature on February 15, 2025. Proceeds from the private placement were approximately $834.1 million after deducting initial purchasers' discounts and commissions and offering expenses. The Company used a portion of the net proceeds from the private placement to fund the repurchase and redemption of the outstanding 2020 Second Lien Notes, as discussed above, and for general corporate purposes.

        The 2025 Notes are governed by an Indenture, dated as of February 16, 2017 (the February 2017 Indenture) by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee, which contains affirmative and negative covenants that, among other things, limit the ability of the Company and the Guarantors to incur indebtedness; purchase or redeem stock or subordinated indebtedness; make investments; create liens; enter into transactions with affiliates; sell assets; refinance certain indebtedness; merge with or into other companies or transfer substantially all of their assets; and, in certain circumstances, to pay dividends or make other distributions on stock. The February 2017 Indenture also contains customary events of default. Upon the occurrence of certain events of default, the Trustee or the holders of the 2025 Notes may declare all outstanding 2025 Notes to be due and payable immediately. The 2025 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing wholly-owned subsidiaries. Halcón, the issuer of the 2025 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

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

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt. During the three months ended March 31, 2017 (Successor), the Company capitalized approximately $15.9 million of debt issuance costs related to the 2025 Notes. As part of the Company's reorganization, all debt issuance costs related to the Company's Predecessor debt were extinguished. The debt issuance costs for the Successor Company's senior unsecured debt are presented in "Long-term debt, net" within total liabilities on the unaudited condensed consolidated balance sheet at March 31, 2017 (Successor).

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

        As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2017 (Successor) and December 31, 2016 (Successor) (in thousands):

	Successor
	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Receivables from derivative contracts	$—	$14,962	$—	$14,962

Liabilities
Liabilities from derivative contracts	$—	$1,745	$—	$1,745

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Receivables from derivative contracts	$—	$5,923	$—	$5,923

Liabilities
Liabilities from derivative contracts	$—	$16,920	$—	$16,920

        Derivative contracts listed above as Level 2 include collars and swaps that are carried at fair value. The Company records the net change in the fair value of these positions in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 8, "Derivative and Hedging Activities," for additional discussion of derivatives.

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

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivables and accounts payables approximate their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Credit Agreement approximates carrying value because the interest rates approximate current market rates. The following table presents the estimated fair values of the Company's fixed interest rate debt instruments as of March 31, 2017 (Successor) and December 31, 2016 (Successor) (excluding discounts and debt issuance costs) (in thousands):

	Successor
	March 31, 2017		December 31, 2016
Debt	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
8.625% senior secured second lien notes	$—	$—	$700,000	$733,250
12.0% senior secured second lien notes	112,826	132,147	112,826	123,827
6.75% senior notes	850,000	838,525	—	—

	$962,826	$970,672	$812,826	$857,077

        The fair value of the Company's fixed interest rate debt instruments was calculated using Level 2 criteria. The fair value of the Company's senior notes is based on quoted market prices from trades of such debt.

        On February 28, 2017 (Successor), the Company closed the Pecos County Acquisition and recorded the assets acquired and liabilities assumed at their acquisition date fair values. See Note 4, "Acquisitions and Divestitures," for a discussion of the fair value approaches used by the Company and the classification of the estimates within the fair value hierarchy.

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

        At March 31, 2017 (Successor), the Company's crude oil and natural gas derivative positions consisted of swaps, basis swaps and costless put/call "collars." At December 31, 2016 (Successor), the Company's derivative positions consisted of collars only. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. Basis swaps effectively lock in a price differential between regional prices (i.e. Midland) and the relevant price index at which the oil production is sold (i.e. Cushing). A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as payments and receipts on settled derivative contracts, in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations.

        At March 31, 2017 (Successor), the Company had 28 open commodity derivative contracts summarized in the following tables: four natural gas collar arrangements, two crude oil basis swaps and 22 crude oil collar arrangements.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets (in thousands):

		Asset derivative contracts			Liability derivative contracts
		Successor			Successor
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	March 31, 2017	December 31, 2016	Balance sheet location	March 31, 2017	December 31, 2016
Commodity contracts	Current assets—receivables from derivative contracts	$11,757	$5,923	Current liabilities—liabilities from derivative contracts	$(1,578)	$(16,434)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	3,205	—	Other noncurrent liabilities—liabilities from derivative contracts	(167)	(486)

Total derivatives not designated as hedging contracts under ASC 815		$14,962	$5,923		$(1,745)	$(16,920)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations (in thousands):

		Amount of gain or (loss) recognized in income on derivative contracts for the
		Successor	Predecessor
	Location of gain or (loss) recognized in income on derivative contracts	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Derivatives not designated as hedging contracts under ASC 815

Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$24,214	$(88,978)
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	2,184	107,720

Total net gain (loss) on derivative contracts		$26,398	$18,742

        At March 31, 2017 (Successor) and December 31, 2016 (Successor), the Company had the following open crude oil and natural gas derivative contracts:

			Successor
			March 31, 2017
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Basis Differential
April 2017 - December 2017(1)	Collars	Natural Gas	4,125,000	$3.10 - 3.26	$3.17	$3.44 - 3.76	$3.58	$0.00
April 2017 - December 2017(2)	Collars	Crude Oil	5,156,250	47.00 - 60.00	51.39	52.00 - 76.84	58.75	—
January 2018 - December 2018(2)	Collars	Crude Oil	1,460,000	50.00 - 53.00	51.50	58.00 - 60.00	59.00	—
January 2018 - December 2018(3)	Basis Swaps	Crude Oil	912,500					(1.05)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

			Successor
			December 31, 2016
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2017 - December 2017	Collars	Natural Gas	3,650,000	$3.15 - $3.26	$3.20	$3.50 - $3.76	$3.63
January 2017 - December 2017	Collars	Crude Oil	6,843,750	47.00 - 60.00	51.39	52.00 - 76.84	58.75
January 2018 - December 2018	Collars	Crude Oil	730,000	53.00	53.00	58.00	58.00

(1)
Subsequent to March 31, 2017, the Company entered into a natural gas collar at a floor of $3.00 per MMBtu and a ceiling of $3.38 per MMBtu for a total of 1,525,000 MMBtu for the period from May 2017 through December 2018 and a natural gas collar at a floor of $3.00 per MMBtu and a ceiling of $3.39 per MMBtu for a total of 1,372,500 MMBtu for the period from July 2017 through December 2018.

(2)
Subsequent to March 31, 2017, the Company entered into a crude oil collar at a floor of $50.00 per Bbl and a ceiling of $55.25 per Bbl for a total of 610,000 Bbls for the period from May 2017 through December 2018 and crude oil collars at floors ranging from $51.05 to $51.07 per Bbl and ceilings ranging from $56.05 to $56.07 per Bbl for a total of 276,000 Bbls for the period from July 2017 to December 2017.

(3)
Subsequent to March 31, 2017, the Company entered into a crude oil basis swap at a basis differential of ($1.50) for a total of 912,500 Bbls for 2018.

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts (in thousands):

	Derivative Assets		Derivative Liabilities
	Successor		Successor
Offsetting of Derivative Assets and Liabilities	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Gross Amounts Presented in the Consolidated Balance Sheet	$14,962	$5,923	$(1,745)	$(16,920)
Amounts Not Offset in the Consolidated Balance Sheet	(1,644)	(5,283)	1,578	5,075

Net Amount	$13,318	$640	$(167)	$(11,845)

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

        The Company recorded the following activity related to its ARO liability (in thousands, inclusive of the current portion):

Liability for asset retirement obligations as of December 31, 2016 (Sucessor)	$32,375
Liabilities settled and divested(1)	(8,160)
Additions	7
Acquisitions(1)	2,116
Accretion expense	467

Liability for asset retirement obligations as of March 31, 2017 (Successor)	$26,805

(1)
See Note 4, "Acquisitions and Divestitures," for further information.

10. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas; and Denver, Colorado as well as a number of other field office locations. Rent expense was approximately $1.0 million and $2.2 million for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. As of March 31, 2017, the amount of commitments under office and equipment lease agreements is consistent with the levels as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, approximating $14.5 million in the aggregate, and containing various expiration dates through 2024.

        In addition, the Company has commitments for certain equipment under long-term operating lease agreements, namely drilling rigs, with various expiration dates through 2018. In the first quarter of 2016 (Predecessor), the Company entered into an amendment to one of its drilling rig contracts with an original term ending date of August 31, 2016, whereby, as of April 5, 2016 (Predecessor), the Company early terminated the rig contract, incurred a termination fee of approximately $1.2 million and reduced its 2016 drilling commitments by extending part of the contract term on another of its drilling rig contracts out further in 2018. In January 2015, the Company made the decision to early terminate a drilling rig contract in response to the decline in crude oil prices, and the Company incurred an early termination fee of $6.0 million, paid over the first half of 2015 (Predecessor). If certain requirements are not met by January 12, 2020, the Company may incur up to an additional $3.0 million in connection with this drilling rig contract. Rig termination fees are expensed as incurred within "Gathering and other" on the unaudited condensed consolidated statements of operations.

        In addition, the Company has two drilling rig commitments, for which the Company is incurring a stacking fee of $10,000 and $10,500 per day. The contract terms for these drilling rig commitments extend through the second quarter of 2017 and 2018, respectively. Rig stacking fees are expensed as incurred within "Gathering and other" on the unaudited condensed consolidated statements of

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

operations. Early termination of the Company's additional drilling rig commitments would result in termination penalties approximating $12.6 million, which would be in lieu of the remaining $21.7 million of drilling rig commitments as of March 31, 2017 (Successor).

        The Company has entered into an agreement with a private operator for the right to purchase up to 15,040 net acres located in Ward and Winkler Counties, Texas (the Ward County Assets) prospective for the Wolfcamp and Bone Spring formations. The Ward County Assets are divided into two tracts: the Southern Tract, comprising 6,720 net acres, and the Northern Tract, comprising 8,320 net acres, with separate options for each tract. Pursuant to the terms of the agreement, the Company paid $5.0 million and drilled a commitment well on the Southern Tract. The Company has until June 15, 2017 to exercise the option on either the Southern Tract acreage or on all 15,040 net acres, in each case for $11,000 per acre. If the Company initially elects only to exercise its option on the Southern Tract, the Company would need to pay $5.0 million on or before June 15, 2017 and drill a commitment well on the Northern Tract by September 1, 2017 to earn an option to acquire the Northern Tract acreage for $11,000 per acre by December 31, 2017.

        The Company has entered into various long-term gathering, transportation and sales contracts with respect to production from the Bakken/Three Forks formations in North Dakota and the Southern Delaware Basin in West Texas. As of March 31, 2017 (Successor), the Company had in place ten long-term crude oil contracts and eight long-term natural gas contracts in these areas. Under the terms of these contracts, the Company has committed a substantial portion of its production from these areas for periods ranging from one to ten years from the date of first production. The sales prices under these contracts are based on posted market rates. Historically, the Company has been able to meet its delivery commitments.

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

11. STOCKHOLDERS' EQUITY

Preferred Stock and Non-Cash Preferred Stock Dividend

        On January 24, 2017 (Successor) (the Commitment Date), the Company entered into a stock purchase agreement with certain accredited investors to sell, in a private placement exempt from registration requirements of the Securities Act pursuant to Section 4(a)(2), approximately 5,518 shares of 8% Automatically Convertible Preferred Stock, par value $0.0001 per share (the Preferred Stock), each share of which was convertible into 10,000 shares of common stock. Also on January 24, 2017, the Company received an executed written consent in lieu of a stockholders' meeting authorizing and approving the conversion of the Preferred Stock into common stock. On February 27, 2017, the Company filed with the Delaware Secretary of State a Certificate of Designation, Preferences, Rights and Limitations of the Preferred Stock (the Certificate of Designation), which created the series of preferred stock issued by the Company on that same date. The Company issued the Preferred Stock at

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY (Continued)

$72,500 per share. Gross proceeds were approximately $400.1 million, or $7.25 per share of common stock. The Company incurred approximately $11.6 million in expenses associated with this offering, including placement agent fees. On March 16, 2017, the Company mailed a definitive information statement to its common stockholders notifying them that a majority of its stockholders had consented to the issuance of common stock, par value $0.0001 per share, upon the conversion of the Preferred Stock. The Preferred Stock automatically converted into 55.2 million shares of common stock on April 6, 2017 in accordance with the terms of the Certificate of Designation. No cash dividends were paid on the Preferred Stock since, pursuant to the terms of the Certificate of Designation of the Preferred Stock, conversion occurred prior to June 1, 2017.

        The Company agreed to file a registration statement to register the resale of shares of common stock issuable upon conversion of the preferred stock and to pay penalties in the event such registration was not effective by June 27, 2017. The Company filed such registration statement on March 3, 2017 and it was declared effective by the SEC on April 7, 2017.

        In accordance with ASC Topic 470, Debt (ASC 470), the Company determined that the conversion feature in the Preferred Stock represented a beneficial conversion feature. The fair value of the Company's common stock of $8.12 per share on the Commitment Date was greater than the conversion price of $7.25 per share of common stock, representing a beneficial conversion feature of $0.87 per share of common stock, or approximately $48.0 million in aggregate. Under ASC 470, $48.0 million (the intrinsic value of the beneficial conversion feature) of the proceeds received from the issuance of the Preferred Stock was allocated to "Additional paid-in capital," creating a discount on the Preferred Stock (the Discount). The Discount is required to be amortized on a non-cash basis over the approximate 65-month period between the issuance date and the required redemption date of July 28, 2022, or fully amortized upon an accelerated date of redemption or conversion, and recorded as a preferred dividend. As a result, approximately $0.8 million of the Discount was amortized and a non-cash preferred dividend was recorded in the three months ended March 31, 2017 (Successor) and due to the conversion date occurring on April 6, 2017, the remaining $47.2 million of the amortization of the Discount will be accelerated to the conversion date and will be fully amortized in the three months ended June 30, 2017. The Discount amortization is reflected in "Non-cash preferred dividend" in the unaudited condensed consolidated statements of operations. The preferred dividend was charged against additional paid-in capital since no retained earnings were available.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY (Continued)

restriction on the Successor Company from issuing any non-voting equity securities in violation of Section 1123(a)(6) of chapter 11 of title 11 of the United States Code. Additionally, the Company's 5.75% Series A Convertible Perpetual Preferred Stock (the Series A Preferred), was cancelled pursuant to the Plan, and no shares of Series A Preferred are outstanding.

Warrants

        On September 9, 2016, upon the emergence from chapter 11 bankruptcy, all existing February 2012 warrants were cancelled and the Successor Company issued 3.8 million new warrants to the Unsecured Noteholders and 0.9 million new warrants to the Convertible Noteholder. The warrants in aggregate can be exercised to purchase 4.7 million shares of the Successor Company's common stock at an exercise price of $14.04 per share. The Company allocated approximately $16.7 million of the Enterprise Value to the warrants which is reflected in "Successor Additional paid-in capital" on the unaudited consolidated balance sheets. The holders are entitled to exercise the warrants in whole or in part at any time prior to expiration on September 9, 2020. See Note 2, "Reorganization" for further details.

Incentive Plans

        Immediately prior to emergence from chapter 11 bankruptcy, the Predecessor incentive plan was cancelled and all share-based compensation awards granted thereunder were either vested or cancelled and the Predecessor Company's Board adopted the 2016 Long-Term Incentive Plan (the 2016 Incentive Plan). An aggregate of 10.0 million shares of the Successor Company's common stock were available for grant pursuant to awards under the 2016 Incentive Plan in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, performance bonuses, stock awards and other incentive awards. As of March 31, 2017 (Successor) and December 31, 2016 (Successor), a maximum of 1.8 million and 1.7 million shares of common stock, respectively, remained reserved for issuance under the 2016 Incentive Plan. On April 6, 2017 (Successor), an amendment to the 2016 Incentive Plan to increase by 9.0 million shares the maximum number of shares of common stock that may be issued thereunder, i.e., a maximum of 19.0 million shares, became effective, which was 20 calendar days following the date the Company mailed an information statement to all stockholders of record notifying them of approval of the amendment by written consent.

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

        For the three months ended March 31, 2017 (Successor) and the three months ended March 31, 2016 (Predecessor) the Company recognized $8.3 million and $2.1 million, respectively, of share-based compensation expense. Share-based compensation expense is recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY (Continued)

Stock Options

        From time to time, the Company grants stock options under its incentive plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date.

        No options were granted during the three months ended March 31, 2017 (Successor). At March 31, 2017 (Successor), the Company had $21.4 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.5 years.

        No options were granted during the three months ended March 31, 2016 (Predecessor). At March 31, 2016 (Predecessor), the Company had $3.5 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.5 years. Immediately prior to emergence from chapter 11 bankruptcy, all outstanding stock options under the Predecessor Incentive Plan were cancelled. Refer to Note 2, "Reorganization," for further details.

Restricted Stock

        From time to time, the Company grants shares of restricted stock to employees and non-employee directors of the Company. Employee shares typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six months from the date of grant. For certain shares granted under the 2016 Incentive Plan, subsequent to emergence from chapter 11 bankruptcy, half vested immediately on the date of grant and the remaining half will vest on the first anniversary of the date of grant.

        No restricted shares were granted during the three months ended March 31, 2017 (Successor). At March 31, 2017 (Successor), the Company had $7.4 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 0.7 years.

        No restricted shares were granted during the three months ended March 31, 2016 (Predecessor). At March 31, 2016 (Predecessor), the Company had $6.6 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.5 years. Immediately prior to emergence from chapter 11 bankruptcy, all restricted stock awards granted under the Predecessor Incentive Plan were vested. Refer to Note 2, "Reorganization," for further details.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EARNINGS PER COMMON SHARE

        On September 9, 2016, upon emergence from chapter 11 bankruptcy, the Company's Predecessor equity was cancelled and new equity was issued. Refer to Note 2, "Reorganization," for further details.

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Basic:
Net income (loss) available to common stockholders	$188,551	$(566,862)

Weighted average basic number of common shares outstanding	91,274	120,011

Basic net income (loss) per share of common stock	$2.07	$(4.72)

Diluted:
Net income (loss) available to common stockholders	$188,551	$(566,862)

Non-cash preferred dividend	801	—

Net income (loss) available to common stockholders after assumed conversions	$189,352	$(566,862)

Weighted average basic number of common shares outstanding	91,274	120,011
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive
Exercise of February 2012 Warrants	—	Anti-dilutive
Exercise of warrants	Anti-dilutive	—
Vesting of restricted shares	578	Anti-dilutive
Vesting of performance units	—	—
Conversion of preferred stock	20,232	—
Conversion of Convertible Note	—	Anti-dilutive
Conversion of Series A Preferred Stock	—	Anti-dilutive

Weighted average diluted number of common shares outstanding	112,084	120,011

Diluted net income (loss) per share of common stock	$1.69	$(4.72)

        Common stock equivalents, including stock options, restricted shares, warrants, and preferred stock totaling 10.0 million shares for the three months ended March 31, 2017 (Successor) were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

        Common stock equivalents, including stock options, warrants, restricted shares, convertible debt and preferred stock totaling 45.9 million shares for the three months ended March 31, 2016 (Predecessor), respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net loss.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following (in thousands):

	Successor
	March 31, 2017	December 31, 2016
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$84,535	$86,433
Joint interest accounts	26,692	39,828
Accrued settlements on derivative contracts	1,265	18,599
Affiliated partnership	739	268
Other	9,679	2,634

	$122,910	$147,762

Prepaids and other:
Prepaids	$6,058	$6,704
Other	54	236

	$6,112	$6,940

Accounts payable and accrued liabilities:
Trade payables	$23,383	$24,364
Accrued oil and natural gas capital costs	26,735	32,967
Revenues and royalties payable	70,631	79,147
Accrued interest expense	8,910	31,146
Accrued employee compensation	2,770	3,428
Accrued lease operating expenses	12,537	14,077
Drilling advances from partners	2,084	422
Income taxes payable	12,250	250
Affiliated partnership	1,239	323
Other	55	60

	$160,594	$186,184

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor) and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, though as described below, our financial statements for prior periods may not be comparable due to our adoption of fresh-start accounting on September 9, 2016. References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to September 9, 2016. References to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the Company prior to, and including, September 9, 2016.

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. For more information, see "Special note regarding forward-looking statements."

Overview

        We are an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. We were incorporated in Delaware on February 5, 2004, recapitalized on February 8, 2012 and reorganized on September 9, 2016. During 2012, we focused our efforts on the acquisition of unevaluated leasehold and producing properties in select prospect areas. In the years since, we have primarily focused on the development of acquired properties and also divested non-core assets in order to fund activities in our core resource plays. Our oil and natural gas assets consist of proved reserves and undeveloped acreage positions in unconventional liquids-rich basins/fields, providing us with an extensive drilling inventory in multiple basins that we believe allow for multiple years of production and broad flexibility to direct our capital resources to projects with the greatest potential returns. As discussed below in more detail under "Recent Developments," we have recently acquired certain properties in the Southern Delaware Basin and divested our assets located in the El Halcón area of East Texas.

        Our average daily oil and natural gas production decreased slightly in the first three months of 2017 (Successor) when compared to the same period in the prior year due to the divestiture of the El Halcón Assets in the first quarter of 2017. At the time of the divestiture, the El Halcón Assets were producing approximately 5,600 barrels of oil equivalent (Boe) per day (Boe/d). This decrease was partially mitigated by the production associated with the acquisition of the Pecos County Assets of approximately 2,200 Boe/d. During the first three months of 2017 (Successor), production averaged 38,478 Boe/d compared to average daily production of 39,527 Boe/d during the first three months of 2016 (Predecessor). During the first three months of 2017 (Successor), we participated in the drilling of 28 gross (0.2 net) wells, all of which were completed and capable of production.

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

        Oil and natural gas prices are inherently volatile and have declined dramatically since mid-year 2014. In response to this, in 2015 and 2016 we significantly curtailed our capital spending, reduced operating costs, and incurred substantial asset impairments, primarily as a result of the full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the crude oil price for April 2017 of $50.60 per Bbl, and holding it constant for two months to create a trailing 12-month period of average prices, that is more reflective of recent price trends, our ceiling test limitation would not have generated an impairment. Sustained lower commodity prices would have a material impact upon our full cost ceiling test calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Recent Developments

Issuance of 2025 Senior Notes and Repurchase of 2020 Second Lien Notes

        On February 16, 2017 (Successor), we issued $850.0 million aggregate principal amount of our new 6.75% senior unsecured notes due 2025 (the 2025 Notes) in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act), Rule 144A and Regulation S, and applicable state securities laws. The 2025 Notes were issued at par and bear interest at a rate of 6.75% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2017. Proceeds from the private placement were approximately $834.1 million after deducting initial purchasers' discounts and commissions and offering expenses. We utilized a portion of the net proceeds from the private placement to fund the repurchase and redemption of the outstanding 2020 Second Lien Notes, discussed further below, and for general corporate purposes.

        On February 9, 2017 (Successor), we commenced a cash tender offer for any and all of our 2020 Second Lien Notes and on February 15, 2017, we received approximately $289.2 million or 41% of the outstanding aggregate principal amount of the 2020 Second Lien Notes which were validly tendered (and not validly withdrawn). As a result, on February 16, 2017 (Successor), we paid approximately $303.5 million for approximately $289.2 million principal amount of 2020 Second Lien Notes, a make-whole premium of $13.2 million plus accrued and unpaid interest of approximately $1.1 million to repurchase such notes pursuant to the tender offer and issued a redemption notice to redeem the remaining 2020 Second Lien Notes. On February 21, 2017 (Successor), we paid approximately $1.2 million for approximately $1.2 million of principal amount of 2020 Second Lien Notes, a make-whole premium of approximately $54,000 plus accrued and unpaid interest to repurchase such notes pursuant to guaranteed delivery procedures of the tender offer. On March 20, 2017 (Successor), we paid approximately $432.0 million for $409.6 million aggregate principal amount of 2020 Second Lien Notes, a make-whole premium of $17.7 million and unpaid interest of approximately $4.8 million to redeem the remaining notes at a price of 104.313% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date.

        We recognized a loss on the extinguishment of debt, representing a $30.9 million loss on the repurchase for the tender premium paid and a $26.0 million loss on the write-off of the discount on the notes.

Divestiture of East Texas Eagle Ford Assets

        On January 24, 2017 (Successor), certain of our subsidiaries entered into an Agreement of Sale and Purchase with a subsidiary of Hawkwood Energy, LLC (Hawkwood) for the sale of all of our oil and natural gas properties and related assets located in the Eagle Ford formation of East Texas (the

El Halcón Assets) for a total adjusted sales price of $483.5 million, subject to post-closing adjustments, (the El Halcón Divestiture). The effective date of the sale was January 1, 2017, and the transaction closed on March 9, 2017. We used the net proceeds from the sale to repay amounts outstanding under our Senior Credit Agreement and for general corporate purposes. The sale properties include approximately 80,500 net acres prospective for the Eagle Ford formation in East Texas. As of December 31, 2016, estimated proved reserves from these properties were approximately 35.1 MMBoe, or 24% of our estimated year-end 2016 proved reserves. The sale included approximately 191 gross (135 net) wells that produced approximately 7,600 Boe/d (80% oil) for the year ended December 31, 2016.

        We use the full cost method of accounting for our investment in oil and natural gas properties. Under this method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the El Halcón Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, we recognized a gain on the sale of $231.2 million during the three months ended March 31, 2017 (Successor). The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values. The gain was recorded in "Gain (loss) on sale of oil and natural gas properties," on the unaudited condensed consolidated statements of operations.

Private Placement of Automatically Convertible Preferred Stock

        On January 24, 2017 (Successor), we entered into a stock purchase agreement with certain accredited investors to sell, in a private placement exempt from registration requirements of the Securities Act pursuant to Section 4(a)(2), approximately 5,518 shares of 8% Automatically Convertible Preferred Stock, par value $0.0001 per share (the Preferred Stock), each share of which is convertible into 10,000 shares of common stock. Also on January 24, 2017, we received an executed written consent in lieu of a stockholders' meeting authorizing and approving the conversion of the Preferred Stock into common stock. On February 27, 2017, we filed with the Delaware Secretary of State a Certificate of Designation, Preferences, Rights and Limitations of the Preferred Stock (the Certificate of Designation), which created the series of preferred stock issued by us on that same date. We issued the Preferred Stock at $72,500 per share. Gross proceeds were approximately $400.1 million, or $7.25 per share of common stock. We incurred approximately $11.6 million in expenses associated with this offering, including placement agent fees. We used the net proceeds from the sale of the Preferred Stock to partially fund the Pecos County Acquisition, which is discussed further below.

        On March 16, 2017, we mailed a definitive information statement to our common stockholders notifying them that a majority of our stockholders had consented to the issuance of common stock, par value $0.0001 per share, upon the conversion of the Preferred Stock. The Preferred Stock automatically converted into 55.2 million shares of common stock on April 6, 2017 in accordance with the terms of the Certificate of Designation. No cash dividends were paid on the Preferred Stock since, pursuant to the terms of the Certificate of Designation of the Preferred Stock, conversion occurred prior to June 1, 2017.

        We also agreed to file a registration statement to register the resale of the shares of common stock issuable upon conversion of the preferred stock and to pay penalties in the event such registration was not effective by June 27, 2017. We filed such registration statement on March 3, 2017 and it was declared effective by the United States Securities Exchange Commission (SEC) on April 7, 2017.

Acquisition of Southern Delaware Basin Assets (Pecos and Reeves Counties, Texas)

        On January 18, 2017 (Successor), we entered into a Purchase and Sale Agreement with Samson Exploration, LLC (Samson), pursuant to which we agreed to acquire a total of 20,901 net acres and related assets in the Southern Delaware Basin located in Pecos and Reeves Counties, Texas (collectively, the Pecos County Assets), for a total purchase price of $703.9 million, subject to post-closing adjustments (the Pecos County Acquisition). The effective date of the acquisition was November 1, 2016, and we closed the transaction on February 28, 2017. Based on information provided by Samson, we estimate that net production from the Pecos County Assets at the acquisition date was approximately 2,200 Boe/d (72% oil, 15% NGLs, 13% natural gas). We estimate that the Pecos County Assets include a 75% average working interest, with approximately 44% held by production. We are currently operating two rigs in this area.

        The purchase price was subject to adjustments for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date, (ii) title, casualty and environmental defects, and (iii) other purchase price adjustments customary in oil and gas purchase and sale agreements. We funded the Pecos County Acquisition with the net proceeds from the private placement of the Preferred Stock and borrowings under our Senior Credit Agreement.

Option Agreement to Acquire Southern Delaware Basin Assets (Ward County, Texas)

        On December 9, 2016 (Successor), we entered into an agreement with a private company, pursuant to which we have acquired the rights to purchase up to 15,040 net acres located in Ward and Winkler Counties, Texas (the Ward County Assets) prospective for the Wolfcamp and Bone Spring formations. The Ward County Assets are divided into two tracts: the Southern Tract, comprising 6,720 net acres, and the Northern Tract, comprising 8,320 net acres, with separate options for each tract. We paid $5.0 million for the option for the Southern Tract and drilled a commitment well on the Southern Tract. We have until June 15, 2017 to exercise the option on either the Southern Tract acreage or on all 15,040 net acres, in each case for $11,000 per acre. If we initially elect only to exercise our option on the Southern Tract, we would need to pay $5.0 million on or before June 15, 2017 and drill a commitment well on the Northern Tract by September 1, 2017 to earn an option to acquire the Northern Tract acreage for $11,000 per acre by December 31, 2017.

Reorganization

        The prices of crude oil and natural gas have declined dramatically since mid-year 2014, having recently reached multi-year lows, as a result of robust non-Organization of the Petroleum Exporting Countries' (OPEC) supply growth led by unconventional production in the United States, weakening demand in emerging markets, and OPEC's production levels. These market dynamics have led many to conclude that commodity prices are likely to remain lower for a prolonged period. In response to these developments, among other things, in 2015 and 2016 we reduced our spending and completed a series of transactions that resulted in the reduction of our debt by approximately $1.1 billion and reduced our annual interest burden by approximately $61.5 million. We also extended the maturity date and amended other provisions of certain of our debt agreements.

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

        Upon emergence, pursuant to the terms of the Plan, the following significant transactions occurred:

  •
  the Predecessor Credit Agreement was refinanced and replaced with a debtor-in-possession senior secured, super-priority revolving credit facility, which was subsequently converted into the Senior Credit Agreement (see below for credit agreement definition and further details regarding the credit agreement);

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

        Adopting fresh-start accounting results in a new financial reporting entity with no beginning or ending retained earnings or deficit balances as of the fresh-start reporting date. Upon the adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the fresh-start reporting date. Our adoption of fresh-start accounting may materially affect our results of operations following the fresh-start reporting date, as we will have a new basis in our assets and liabilities. As a result of the adoption of fresh-start reporting and the effects of the implementation of the Plan, our unaudited condensed consolidated financial statements subsequent to September 9, 2016 are not comparable to our unaudited condensed consolidated financial statements prior to September 9, 2016, as such, "black-line" financial statements are presented to distinguish between the Predecessor and Successor companies.

HK TMS Divestiture

        On September 30, 2016 (Successor), certain of our wholly-owned subsidiaries executed an Assignment and Assumption Agreement with an affiliate of Apollo Global Management (Apollo) pursuant to which Apollo acquired one hundred percent (100%) of the common shares (the Membership Interests) of HK TMS, LLC (HK TMS), which transaction is referred to as the HK TMS Divestiture. HK TMS was previously a wholly-owned subsidiary of ours and held all of our oil and natural gas properties in the Tuscaloosa Marine Shale. In exchange for the assignment of the Membership Interests, Apollo assumed all obligations relating to the Membership Interests. The Tuscaloosa Marine Shale properties generated net production of approximately 530 Boe/d during the nine months ended September 30, 2016 and had 1.1 MMBoe of proved reserves at December 31, 2015 (Predecessor).

Successor Senior Revolving Credit Facility

        On the Effective Date, we entered into a senior secured revolving credit agreement (the Senior Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. The Senior Credit Agreement provides for a $1.5 billion senior secured reserve-based revolving credit facility with a current borrowing base of $650.0 million. The borrowing base increased from $600.0 million to $650.0 million in connection with the redetermination that occurred on May 2, 2017. The maturity date of the Senior Credit Agreement is July 28, 2021. The borrowing base will be redetermined semi-annually, with us and the lenders each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of our oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 1.75% to 2.75% for ABR-based loans or at specified margins over LIBOR of 2.75% to 3.75% for Eurodollar-based loans. These margins fluctuate based on our utilization of the facility. We may elect, at our option, to prepay any borrowings outstanding under the Senior Credit Agreement without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the terms of the Senior Credit Agreement). Additionally, if we have outstanding borrowings or letters of credit or reimbursement obligations in respect of letters of credit and the Consolidated Cash Balance (as defined in the Senior Credit Agreement) exceeds $100.0 million as of the close of business on the most recently ended business day, we may also be required to make mandatory prepayments.

        The Senior Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) not to exceed 4.75:1.00 initially, determined as of each four fiscal quarter periods and commencing with the fiscal quarter ending September 30, 2016, stepping down to 4.50:1.00 and 4.00:1.00 on September 30, 2017 and March 31, 2019, respectively, and (ii) a Current Ratio (as defined in the Senior Credit Agreement) not to be less than 1.00:1.00.

Capital Resources and Liquidity

        Our near-term capital spending requirements are expected to be funded with cash flows from operations and borrowings under our Senior Credit Agreement, the terms of which are discussed above.

        The Senior Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) not to exceed 4.75:1.00 initially, determined as of each four fiscal quarter periods and commencing with the fiscal quarter ending September 30, 2016, stepping down to 4.50:1.00 and 4.00:1.00 on September 30, 2017 and March 31, 2019, respectively, and (ii) a Current Ratio (as defined in the Senior Credit Agreement) not to be less than 1.00:1.00. At March 31, 2017 (Successor), under the then effective borrowing base of $600.0 million, we had no borrowings outstanding, $6.4 million letters of credit outstanding and approximately $593.6 million of borrowing capacity available under our Senior Credit Agreement. At March 31, 2017, we were in compliance with the financial covenants under the Senior Credit Agreement.

        We have in the past obtained amendments to the covenants under our financing agreements under circumstances where we anticipated that it might be challenging for us to comply with our financial covenants for a particular period of time. For example, under our Predecessor Senior Credit Agreement, we received a reduction in the minimum required interest coverage ratio of 2.0 to 1.0 on March 21, 2014 and again on February 25, 2015. The basis for these amendment and waiver requests was the potential for us to fall out of compliance as a result of our strategic decisions. Declining commodity prices also adversely impacted our ability to comply with these covenants. As part of our plan to manage liquidity risks, we scaled back our capital expenditures budget, focused our drilling program on our highest return projects, continued to explore opportunities to divest non-core properties and completed our reorganization (as described above). Upon consummation of the Plan and emergence from chapter 11 bankruptcy, approximately $2.0 billion of our debt obligations were cancelled, reducing our ongoing interest obligations by more than $200 million annually. In the first three months of 2017, we completed the issuance of new 6.75% senior unsecured notes due 2025 and repurchased the remaining 2020 Second Lien Notes, lowering our interest obligations approximately $3.0 million per year and extending the maturity date of our senior notes from 2020 to 2025.

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

Cash Flow

        Our primary sources of cash for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor) were from financing activities. In the first three months of 2017, cash generated by financing activities, as well as proceeds from the sale of the El Halcón Assets, were used to fund our acquisition of the Pecos County Assets and our drilling and completion program. See "Results of Operations" for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash is summarized as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Cash flows provided by (used in) operating activities	$45,560	$34,374
Cash flows provided by (used in) investing activities	(289,555)	(117,756)
Cash flows provided by (used in) financing activities	306,128	83,959

Net increase (decrease) in cash	$62,133	$577

        Operating Activities.    Net cash provided by operating activities for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor) were $45.6 million and $34.4 million, respectively. Key drivers of net operating cash flows are commodity prices, production volumes, operating costs and historically, realized settlements on our derivative contracts.

        The $45.6 million of operating cash flows for the three months ended March 31, 2017 (Successor) primarily reflect the impact of increased commodity prices, which served to increase operating revenues approximately 67% as compared to the prior year period. Additionally, cash paid for interest and general and administrative expenses decreased since the prior year period. These cash flow increases were largely offset by decreases in realized settlements on our derivative contracts.

        The $34.4 million of operating cash flows for the three months ended March 31, 2016 (Predecessor) primarily reflect the realized settlements on our derivative contracts, which mitigated decreases in our revenues due to low commodity prices.

        Investing Activities.    Net cash used in investing activities was approximately $289.6 million and $117.8 million for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. For the three months ended March 31, 2017 (Successor), investing cash flows primarily reflect the acquisition of oil and natural gas properties offset by proceeds from the sale of non-core oil and natural gas properties. Historically, the primary driver of cash used in investing activities was the acquisition of unevaluated leasehold acreage coupled with our drilling and completion activities.

        During the first three months of 2017 (Successor), we incurred cash expenditures of $704.7 million to acquire the Pecos County Assets of which $679.2 million related to the oil and natural gas properties and $25.5 million related to the gas gathering and other operating assets. Additionally, we spent $43.8 million on oil and natural gas capital expenditures, of which $38.7 million related to drilling and completion costs. Proceeds from the sale of the El Halcón Assets were $487.5 million and served to largely offset cash outflows for acquisitions, of which $477.3 million related to the oil and natural gas properties divested and $10.2 million related to the gas gathering and other operating assets.

        During the first three months of 2016 (Predecessor), we spent $116.9 million on oil and natural gas capital expenditures, of which $65.1 million related to drilling and completion costs and the remainder was primarily associated with capitalized interest, leasing and seismic data. In response to the dramatic decline in crude oil prices since mid-year 2014 and due to the expectation that prices may not recover in the near term, we budgeted to run an average of 1.3 rigs during 2016, and therefore planned for capital expenditures to be lower than previous years.

        Financing Activities.    Net cash flows provided by financing activities were $306.1 million and $84.0 million for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively.

        During the first three months of 2017 (Successor) we issued $850.0 million aggregate principal amount of our new 6.75% senior unsecured notes due 2025. Proceeds from the private placement were approximately $834.1 million after deducting initial purchasers' discounts and commissions and offering expenses. We utilized the majority of the net proceeds from the private placement to fund the repurchase and redemption of the outstanding 2020 Second Lien Notes. We repurchased and redeemed approximately $700.0 million principal amount of our 8.625% senior secured second lien notes due 2020. The net cash to make these repurchases and redemptions was approximately $736.8 million and we recognized a loss on the extinguishment of debt, representing a $30.9 million loss on the repurchase for the tender premium paid and a $26.0 million loss on the write-off of the discount on the notes. Additionally, we issued 5,518 shares of the Preferred Stock at $72,500 per share. Gross proceeds from this issuance were approximately $400.1 million.

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

Contractual Obligations

        We lease corporate office space in Houston, Texas and Denver, Colorado as well as a number of other field office locations. Rent expense was approximately $1.0 million and $2.2 million for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. As of March 31, 2017, the amount of commitments under office and equipment lease agreements is consistent with the levels disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, approximating $14.5 million in the aggregate, and containing various expiration dates through 2024.

        In addition, we have commitments for certain equipment under long-term operating lease agreements, namely drilling rigs, with various expiration dates through 2018. In the first quarter of 2016, we entered into an amendment to one of our drilling rig contracts with an original term ending date of August 31, 2016, whereby, as of April 5, 2016 (Predecessor), we early terminated the rig contract, incurred a termination fee of approximately $1.2 million and reduced our 2016 drilling commitments by extending part of the contract term on another of our drilling rig contracts out further in 2018. In January 2015 (Predecessor), we made the decision to early terminate a drilling rig contract in response to the decline in crude oil prices, and as such, we incurred an early termination fee of $6.0 million, paid over the first half of 2015. If certain requirements are not met by January 12, 2020, we may incur up to an additional $3.0 million in connection with this drilling rig contract. Rig termination fees are expensed as incurred within "Gathering and other" on the unaudited condensed consolidated statements of operations.

        In addition, we have two drilling rig commitments, for which we are incurring a stacking fee of $10,000 and $10,500 per day. The contract terms for these drilling rig commitments extends through the second quarter of 2017 and 2018, respectively. Rig stacking fees are expensed as incurred within "Gathering and other" on the unaudited condensed consolidated statements of operations. Early termination of our other drilling rig commitments would result in termination penalties approximating $12.6 million, which would be in lieu of the remaining $21.7 million of drilling rig commitments as of March 31, 2017 (Successor).

        On December 9, 2016, we entered into an agreement with a private operator for the right to purchase the Ward County Assets. The Ward County Assets are divided into two tracts: the Southern Tract (6,720 net acres) and the Northern Tract (8,320 net acres) with separate options for each tract. Pursuant to the terms of the agreement, in January 2017, we paid $5.0 million and drilled a commitment well on the Southern Tract. We have until June 15, 2017 to exercise the option on either the Southern Tract acreage, or on all 15,040 net acres, in each case for $11,000 per acre. If we initially elect only to exercise our option on the Southern Tract, we would need to pay $5.0 million on or before June 15, 2017 and drill a commitment well on the Northern Tract by September 1, 2017 to earn an option to acquire the Northern Tract acreage for $11,000 per acre by December 31, 2017.

        We have entered into various long-term gathering, transportation and sales contracts with respect to production from the Bakken/Three Forks formations in North Dakota and the Southern Delaware Basin in West Texas. As of March 31, 2017 (Successor), we had in place ten long-term crude oil contracts and eight long-term natural gas contracts in these areas. Under the terms of these contracts, we have committed a substantial portion of our production from these areas for periods ranging from one to ten years from the date of first production. The sales prices under these contracts are based on posted market rates. Historically, we have been able to meet our delivery commitments.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Results of Operations

Three Months Ended March 31, 2017 and 2016

        We reported net income of $189.4 million and a net loss of $540.0 million for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. The table included below sets forth financial information for the periods presented. As a result of our application of fresh-start accounting upon our emergence from chapter 11 bankruptcy, on September 9, 2016, our financial results are not comparable to prior periods.

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

In thousands (except per unit and per Boe amounts)
Net income (loss)	$189,352	$(539,999)
Operating revenues:
Oil	122,521	74,967
Natural gas	6,219	3,742
Natural gas liquids	6,025	1,937
Other	833	703
Operating expenses:
Production:
Lease operating	20,644	20,578
Workover and other	11,441	7,791
Taxes other than income	11,576	7,258
Gathering and other	11,942	11,384
Restructuring	755	4,884
General and administrative:
General and administrative	12,502	39,471
Share-based compensation	8,347	2,145
Depletion, depreciation and accretion:
Depletion—Full cost	31,400	52,941
Depreciation—Other	1,019	1,812
Accretion expense	467	513
Full cost ceiling impairment	—	496,900
(Gain) loss on sale of oil and natural gas properties	(231,190)	—
Other operating property and equipment impairment	—	28,056
Other income (expenses):
Net gain (loss) on derivative contracts	26,398	18,742
Interest expense and other, net	(24,843)	(47,791)
Gain (loss) on extinguishment of debt	(56,898)	81,434
Income tax benefit (provision)	(12,000)	—
Production:
Oil—MBbls	2,631	2,776
Natural Gas—Mmcf	2,439	2,520
Natural gas liquids—MBbls	425	401
Total MBoe(1)	3,463	3,597
Average daily production—Boe(1)	38,478	39,527
Average price per unit(2):
Oil price—Bbl	$46.57	$27.01
Natural gas price—Mcf	2.55	1.48
Natural gas liquids price—Bbl	14.18	4.83
Total per Boe(1)	38.92	22.42
Average cost per Boe:
Production:
Lease operating	$5.96	$5.72
Workover and other	3.30	2.17
Taxes other than income	3.34	2.02
Gathering and other	3.45	3.16
Restructuring	0.22	1.36
General and administrative:
General and administrative	3.61	10.97
Share-based compensation	2.41	0.60
Depletion	9.07	14.72

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

        Oil, natural gas and natural gas liquids revenues were $134.8 million and $80.6 million for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. Average realized prices (excluding the effects of hedging arrangements) were $38.92 per Boe and $22.42 per Boe for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. Oil and natural gas prices are inherently volatile and have decreased significantly since mid-year 2014 but started to modestly increase early in 2017. Our average daily oil and natural gas production decreased in the first three months of 2017 (Successor) when compared to the same period in the prior year due to the divestiture of the El Halcón Assets in the first quarter of 2017. At the time of the divestiture, the El Halcón Assets were producing approximately 5,600 Boe/d. This decrease was partially mitigated by the production associated with the acquisition of the Pecos County Assets, which was approximately 2,200 Boe/d.

        Lease operating expenses were $20.6 million for each of the three month periods ended March 31, 2017 (Successor) and 2016 (Predecessor). Lease operating expenses remained flat period over period, as we have experienced a stabilization in prices from our vendors during the past twelve months. Previously, we were experiencing price decreases from vendors due to the decreasing commodity price environment, and we may experience price increases at such time commodity prices begin to steadily increase. On a per unit basis, lease operating expenses were $5.96 per Boe and $5.72 per Boe for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. The slight increase in lease operating expenses per Boe from 2016 levels is due to decreased production, as discussed above.

        Workover and other expenses were $11.4 million and $7.8 million for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. On a per unit basis, workover and other expenses were $3.30 per Boe and $2.17 per Boe for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. The increased costs in 2017 relate primarily to workovers in our Bakken/Three Forks area, where we've focused our drilling over the past year, increasing our well inventory, and where inclement weather conditions caused increased workover activity on our wells.

        Taxes other than income were $11.6 million and $7.3 million for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $3.34 per Boe and $2.02 per Boe for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively.

        Gathering and other expenses were $11.9 million and $11.4 million for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. Gathering and other expenses include gathering fees paid on our oil and natural gas production as well as rig termination or stacking charges incurred. Approximately $9.0 million and $7.8 million of expenses incurred for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively, relate to gathering and other fees paid on our oil and natural gas production. Also included are $2.7 million and $3.2 million of rig stacking or termination charges for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively.

        During the three months ended March 31, 2017 (Successor), we incurred $0.8 million in severance costs and accelerated stock-based compensation expense related to the termination of certain employees in conjunction with the El Halcón Divestiture. During the three months ended March 31, 2016 (Predecessor), we incurred $4.9 million in severance costs and accelerated stock-based compensation expense related to a reduction in our workforce due to the decrease in our drilling and developmental activities planned for that year.

        General and administrative expense was $12.5 million and $39.5 million, for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. General and administrative expense in the prior year period included costs associated with key employee retention agreements and settlements of disputes with lease brokers and warrant holders. Additionally, the prior year period included costs incurred in efforts to restructure our indebtedness. The decrease from the prior year period is also a result of a reduction in headcount and office lease expenses. On a per unit basis, general and administrative expenses were $3.61 per Boe and $10.97 per Boe for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively.

        Share-based compensation expense was $8.3 million and $2.1 million, for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. Share-based compensation expense decreased in the Predecessor period due to a reduction in our workforce and increased in the Successor period due to equity awards made since our emergence from chapter 11 bankruptcy.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. On a per unit basis, depletion expense was $9.07 per Boe and $14.72 per Boe for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. The decrease in depletion expense and the depletion rate per Boe from 2016 levels is attributable to decreases in the amortizable base due to our full cost ceiling test impairments recorded in 2016.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling", based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves using the first-day-of-the-month average price for the 12-months ended March 31, 2017. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. As of March 31, 2017 (Successor), the net book value of oil and natural gas properties did not exceed the ceiling amount. We recorded a full cost ceiling test impairment before income taxes of $496.9 million for the three months ended March 31, 2016 (Predecessor). The impairment reflects additional transfers of the remaining unevaluated Utica/Point Pleasant and Tuscaloosa Marine Shale properties of approximately $330.4 million and $74.8 million, respectively, to the full cost pool and, to a lesser extent, an 8% decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, which was $50.28 per barrel at December 31, 2015 (Predecessor). Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the El Halcón Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, we recognized a gain on the sale of $231.2 million during the three months ended March 31, 2017 (Successor). The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.

        We review our gas gathering systems and equipment and other operating assets for impairment in accordance with ASC 360. For the three months ended March 31, 2016 (Predecessor), we recorded a non-cash impairment charge of $28.1 million. The impairment relates to our gross investments of

$32.8 million in gas gathering infrastructure that were not likely to be economically recoverable at that point in time due to our shift in exploration, drilling and developmental plans for 2016 to our most economic areas as a result of the low commodity price environment.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we record the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At March 31, 2017 (Successor), we had a $15.0 million derivative asset, $11.8 million of which was classified as current and we had a $1.7 million derivative liability, $1.6 million of which was classified as current associated with these contracts. We recorded a net derivative gain of $26.4 million ($24.2 million net unrealized gain and $2.2 million net realized gain on settled contracts) for the three months ended March 31, 2017 (Successor) compared a net derivative gain of $18.7 million ($89.0 million net unrealized loss and $107.7 million net realized gain on settled contracts), in the same period in 2016 (Predecessor).

        Interest expense and other was $24.8 million and $47.8 million for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. Capitalized interest for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor) was zero and $32.1 million, respectively. Gross interest expense was $78.8 million for the three months ended March 31, 2016 (Predecessor). The decrease in gross interest expense was primarily due to the discontinuance of interest on our senior notes that were cancelled as part of our chapter 11 bankruptcy proceedings.

        During the first three months of 2017 (Successor), we repurchased and redeemed approximately $700.0 million principal amount of our 2020 Second Lien Notes. Upon settlement of the repurchases and redemptions, we recorded a net loss on extinguishment of debt of approximately $56.9 million, which included a write-off of $26.0 million associated with the discount for the notes. During the first three months of 2016 (Predecessor), we repurchased approximately $91.8 million principal amount of our then outstanding senior unsecured notes, consisting of $24.5 million principal amount of our 9.75% senior notes due 2020, $51.8 million principal amount of our 8.875% senior notes due 2021, and $15.5 million principal amount of our 9.25% senior notes due 2022 for cash at prevailing market prices at the time of the transactions. The net cash used to make these repurchases was approximately $9.7 million. Upon settlement of the repurchases, we paid all accrued and unpaid interest since the respective interest payment dates of the notes repurchased and we recorded a net gain on the extinguishment of debt of approximately $81.4 million, which included the write-down of $0.7 million associated with related issuance costs and discounts and premiums for the respective notes.

        We recorded an income tax provision of $12.0 million for the three months ended March 31, 2017 (Successor), representing the estimated alternative minimum tax generated primarily by the gain from the sale of the El Halcón Assets.

Recently Issued Accounting Pronouncements

        We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments and Hedging Activity

        We are exposed to various risks, including energy commodity price risk. When oil, natural gas, and natural gas liquids prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable; therefore, we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include costless collars, swaps, and deferred put options. The total volumes that we hedge through the use of derivative instruments varies from period to period, however, generally our objective is to hedge approximately 70% to 80% of our anticipated production for the next 18 to 24 months, when derivative contracts are available at terms (or prices) acceptable to us. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change.

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

        At March 31, 2017 (Successor), the principal amount of our debt was $962.8 million which bears interest at a weighted average fixed interest rate of 7.4% per year. At March 31, 2017 (Successor), we did not have any amounts drawn under our Senior Credit Agreement. We do not currently have any long-term debt that bears interest at floating and variable interest rates. If we incur future indebtedness which bears interest at variable rates, fluctuations in market interest rates could cause our annual interest costs to fluctuate.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2017. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and the Use of Proceeds

        The following table sets forth information regarding our acquisition of shares of Successor common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	—	$—	—	—
February 2017	—	—	—	—
March 2017	2,290	7.38	—	—

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

2.1	Purchase and Sale Agreement dated January 18, 2017, by and between Halcón Energy Properties, Inc. and Samson Exploration, LLC (Incorporated by reference to Exhibit 2.2 of our Annual Report on Form 10-K filed February 28, 2017).

2.2	Agreement of Sale and Purchase dated January 24, 2017, by and among Halcón Energy Properties, Inc., Halcón Holdings, Inc., HK Energy, LLC, HK Oil & Gas, LLC, HRC Energy, LLC, The 7711 Corporation, Halcón Operating Co., Inc. and Halcón Field Services, LLC and Hawkwood Energy East Texas, LLC (Incorporated by reference to Exhibit 2.3 of our Annual Report on Form 10-K filed February 28, 2017).

2.3	Stock Purchase Agreement dated January 24, 2017, by and among Halcón Resources Corporation and the Investors named on Schedule A thereto (Incorporated by referenced to Exhibit 2.1 of our Current Report on Form 8-K filed January 26, 2017).

3.1	Amended and Restated Certificate of Incorporation of Halcón Resources Corporation dated September 9, 2016 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed September 9, 2016).

3.2	Certificate of Designation, Preferences, Rights and Limitations of 8.0% Automatically Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed March 3, 2017).

3.3	Fifth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed May 7, 2015).

3.3.1	Amendment No. 1 to the Fifth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed September 9, 2016).

4.1	Indenture, dated as of December 21, 2015, among Halcón Resources Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 12.0% Second Lien Senior Secured Notes due 2022 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed December 22, 2015).

4.1.1	First Supplemental Indenture dated as of September 28, 2016, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 12.0% Second Lien Senior Secured Notes due 2022 (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed September 30, 2016).

4.1.2	Second Supplemental Indenture dated as of January 23, 2017, among Lampe, LLC, a subsidiary of Halcón Resources Corporation, the existing subsidiary guarantors and U.S. Bank National Association, as trustee, relating to the 12.0% Second Lien Senior Secured Notes due 2022 (Incorporated by reference to Exhibit 4.2.2 of our Annual Report on Form 10-K filed February 28, 2017).

4.2		Purchase Agreement, dated February 9, 2017, by and among the Company, the Guarantors and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 10, 2017).

4.3		Indenture, dated as of February 16, 2017, among Halcón Resources Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 6.75% Senior Unsecured Notes due 2025 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed February 16, 2017).

4.4		Registration Rights Agreement, dated as of February 16, 2017, by and among the Company, the Guarantors and J.P. Morgan Securities, LLC as representatives of the Initial Purchasers (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed February 16, 2017).

4.5		Registration Rights Agreement, dated as of February 27, 2017, by and between Halcón Resources Corporation and the holders of Halcón's 8% automatically convertible preferred stock (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 3, 2017).

10.1	†*	Amendment No. 1 to the Halcón Resources Corporation 2016 Long-Term Incentive Plan.

12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer

31.2	*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer

32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached hereto.

†
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HALCÓN RESOURCES CORPORATION
May 4, 2017	By:	/s/ FLOYD C. WILSON
		Name:	Floyd C. Wilson
		Title:	Chairman of the Board, Chief Executive Officer and President
May 4, 2017	By:	/s/ MARK J. MIZE
		Name:	Mark J. Mize
		Title:	Executive Vice President, Chief Financial Officer and Treasurer
May 4, 2017	By:	/s/ JOSEPH S. RINANDO, III
		Name:	Joseph S. Rinando, III
		Title:	Senior Vice President, Chief Accounting Officer and Controller