Form 10-Q
period 2017-09-30
HALCON RESOURCES CORP
filed 2017-11-09
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

        At November 6, 2017, 149,596,067 shares of the Registrant's Common Stock were outstanding.

Special note regarding forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, including, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, or financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "objective," "believe," "predict," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the "Risk Factors" section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

  •
  volatility in commodity prices for oil and natural gas;

  •
  our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage position;

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

  •
  our ability to successfully develop our large inventory of undeveloped acreage in our resource play;

  •
  our ability to retain key members of senior management, the board of directors, and key technical employees;

  •
  access to and availability of water and other treatment materials to carry out fracture stimulations in our resource play;

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

  •
  competition, including competition for acreage in our resource play;

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

  •
  other economic, competitive, governmental, regulatory, legislative, including federal and state regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Successor		Predecessor
	Three Months Ended September 30, 2017	Period from September 10, 2016 through September 30, 2016	Period from July 1, 2016 through September 9, 2016
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$88,256	$21,260	$74,002
Natural gas	2,886	823	2,610
Natural gas liquids	5,448	798	2,488

Total oil, natural gas and natural gas liquids sales	96,590	22,881	79,100
Other	363	226	247

Total operating revenues	96,953	23,107	79,347

Operating expenses:
Production:
Lease operating	17,798	3,791	12,473
Workover and other	3,644	1,565	6,801
Taxes other than income	6,846	2,173	7,442
Gathering and other	10,886	2,637	7,376
Restructuring	1,275	—	95
General and administrative	39,195	16,681	17,317
Depletion, depreciation and accretion	35,940	9,051	25,618
Full cost ceiling impairment	—	420,934	—
(Gain) loss on sale of oil and natural gas properties	(491,830)	—	—

Total operating expenses	(376,246)	456,832	77,122

Income (loss) from operations	473,199	(433,725)	2,225
Other income (expenses):
Net gain (loss) on derivative contracts	(22,415)	(7,575)	17,783
Interest expense and other, net	(19,330)	(5,479)	(16,136)
Reorganization items	—	(556)	913,722
Gain (loss) on extinguishment of debt	(29,167)	—	—

Total other income (expenses)	(70,912)	(13,610)	915,369

Income (loss) before income taxes	402,287	(447,335)	917,594
Income tax benefit (provision)	17,000	(3,357)	8,666

Net income (loss)	419,287	(450,692)	926,260
Series A preferred dividends	—	—	(2,451)
Preferred dividends and accretion on redeemable noncontrolling interest	—	(791)	(7,388)

Net income (loss) available to common stockholders	$419,287	$(451,483)	$916,421

Net income (loss) per share of common stock:
Basic	$2.85	$(4.96)	$7.58

Diluted	$2.82	$(4.96)	$6.06

Weighted average common shares outstanding:
Basic	146,944	91,071	120,905

Diluted	148,490	91,071	151,876

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Continued)

(In thousands, except per share amounts)

	Successor		Predecessor
	Nine Months Ended September 30, 2017	Period from September 10, 2016 through September 30, 2016	Period from January 1, 2016 through September 9, 2016
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$319,472	$21,260	$248,064
Natural gas	15,051	823	9,511
Natural gas liquids	16,779	798	7,929

Total oil, natural gas and natural gas liquids sales	351,302	22,881	265,504
Other	1,386	226	1,339

Total operating revenues	352,688	23,107	266,843

Operating expenses:
Production:
Lease operating	58,822	3,791	50,032
Workover and other	22,213	1,565	22,507
Taxes other than income	29,149	2,173	24,453
Gathering and other	34,640	2,637	29,279
Restructuring	2,080	—	5,168
General and administrative	86,966	16,681	83,641
Depletion, depreciation and accretion	100,788	9,051	120,555
Full cost ceiling impairment	—	420,934	754,769
(Gain) loss on sale of oil and natural gas properties	(727,520)	—	—
Other operating property and equipment impairment	—	—	28,056

Total operating expenses	(392,862)	456,832	1,118,460

Income (loss) from operations	745,550	(433,725)	(851,617)
Other income (expenses):
Net gain (loss) on derivative contracts	28,139	(7,575)	(17,998)
Interest expense and other, net	(63,808)	(5,479)	(122,249)
Reorganization items	—	(556)	913,722
Gain (loss) on extinguishment of debt	(86,065)	—	81,434

Total other income (expenses)	(121,734)	(13,610)	854,909

Income (loss) before income taxes	623,816	(447,335)	3,292
Income tax benefit (provision)	5,000	(3,357)	8,666

Net income (loss)	628,816	(450,692)	11,958
Non-cash preferred dividend	(48,007)	—	—
Series A preferred dividends	—	—	(8,847)
Preferred dividends and accretion on redeemable noncontrolling interest	—	(791)	(35,905)

Net income (loss) available to common stockholders	$580,809	$(451,483)	$(32,794)

Net income (loss) per share of common stock:
Basic	$4.56	$(4.96)	$(0.27)

Diluted	$4.52	$(4.96)	$(0.27)

Weighted average common shares outstanding:
Basic	127,458	91,071	120,513

Diluted	128,410	91,071	120,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	Successor
	September 30, 2017	December 31, 2016
Current assets:
Cash	$989,347	$24
Accounts receivable	108,753	147,762
Receivables from derivative contracts	5,166	5,923
Prepaids and other	12,171	6,940

Total current assets	1,115,437	160,649

Oil and natural gas properties (full cost method):
Evaluated	782,695	1,269,034
Unevaluated	757,401	316,439

Gross oil and natural gas properties	1,540,096	1,585,473
Less—accumulated depletion	(561,989)	(465,849)

Net oil and natural gas properties	978,107	1,119,624

Other operating property and equipment:
Other operating property and equipment	68,195	38,617
Less—accumulated depreciation	(2,967)	(1,107)

Net other operating property and equipment	65,228	37,510

Other noncurrent assets:
Receivables from derivative contracts	1,444	—
Funds in escrow and other	2,408	1,887

Total assets	$2,162,624	$1,319,670

Current liabilities:
Accounts payable and accrued liabilities	$172,012	$186,184
Liabilities from derivative contracts	3,279	16,434
Current portion of long-term debt, net	408,879	—
Other	8	4,935

Total current liabilities	584,178	207,553

Long-term debt, net	408,879	964,653
Other noncurrent liabilities:
Liabilities from derivative contracts	2,175	486
Asset retirement obligations	5,116	31,985
Other	288	2,305
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock: 1,000,000,000 shares of $0.0001 par value authorized;
149,665,527 and 92,991,183 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	15	9
Additional paid-in capital	1,013,141	592,663
Retained earnings (accumulated deficit)	148,832	(479,984)

Total stockholders' equity	1,161,988	112,688

Total liabilities and stockholders' equity	$2,162,624	$1,319,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Preferred Stock		Common Stock			Retained Earnings (Accumulated Deficit)
					Additional Paid-In Capital		Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2015 (Predecessor)	245	$—	122,524	$12	$3,283,097	$(3,230,695)	$52,414
Net income (loss)	—	—	—	—	—	11,958	11,958
Conversion of Series A preferred stock	(23)	—	724	—	—	—	—
Preferred dividends on redeemable noncontrolling interest	—	—	—	—	—	(9,329)	(9,329)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	(26,576)	(26,576)
Fair value of equity issued to Predecessor common stockholders	—	—	—	—	(22,176)	—	(22,176)
Cash payment to Preferred Holders	—	—	—	—	(11,100)	—	(11,100)
Reverse stock split rounding	—	—	5	—	—		—
Offering costs	—	—	—	—	(10)	—	(10)
Long-term incentive plan forfeitures	—	—	(517)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(498)	—	(176)	—	(176)
Share-based compensation	—	—	—	—	4,995	—	4,995

Balances at September 9, 2016 (Predecessor)	222	$—	122,238	$12	$3,254,630	(3,254,642)	$—

Cancellation of Predecessor equity	(222)	$—	(122,238)	$(12)	$(3,254,630)	$3,254,642	$—

Balances at September 9, 2016 (Predecessor)	—	$—	—	$—	$—	$—	$—

Issuance of Successor common stock and warrants	—	$—	90,000	$9	$571,114	$—	$571,123
Balances at September 9, 2016 (Successor)	—	$—	90,000	$9	$571,114	$—	$571,123
Net income (loss)	—	—	—	—	—	(479,193)	(479,193)
Preferred dividends on redeemable noncontrolling interest	—	—	—	—	—	(791)	(791)
Long-term incentive plan grants	—	—	2,991	—	—	—	—
Share-based compensation	—	—	—	—	21,549		21,549

Balances at December 31, 2016 (Successor)	—	$—	92,991	$9	$592,663	$(479,984)	$112,688

Net income (loss)	—	—	—	—	—	628,816	628,816
Sale of convertible preferred stock	6	—	—	—	352,048	—	352,048
Preferred beneficial conversion feature	—	—	—	—	48,007	—	48,007
Conversion of preferred stock	(6)	—	55,180	6	(6)	—	—
Offering costs	—	—	—	—	(11,919)	—	(11,919)
Long-term incentive plan grants	—	—	2,022	—	—	—	—
Long-term incentive plan forfeitures	—	—	(232)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(295)	—	(1,845)	—	(1,845)
Share-based compensation	—	—	—	—	34,193	—	34,193

Balances at September 30, 2017 (Successor)	—	$—	149,666	$15	$1,013,141	$148,832	$1,161,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Successor		Predecessor
		Period from September 10, 2016 through September 30, 2016	Period from January 1, 2016 through September 9, 2016
	Nine Months Ended September 30, 2017

Cash flows from operating activities:
Net income (loss)	$628,816	$(450,692)	$11,958
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	100,788	9,051	120,555
Full cost ceiling impairment	—	420,934	754,769
(Gain) loss on sale of oil and natural gas properties	(727,520)	—	—
Other operating property and equipment impairment	—	—	28,056
Share-based compensation, net	33,548	13,196	4,876
Unrealized loss (gain) on derivative contracts	(11,010)	30,338	263,732
Amortization and write-off of deferred loan costs	1,306	—	6,371
Amortization of discount and premium	2,358	377	1,515
Reorganization items	(739)	560	(929,084)
Loss (gain) on extinguishment of debt	86,065	—	(81,434)
Accrued settlements on derivative contracts	(673)	(22,695)	—
Other income (expense)	(3,393)	(94)	(4,233)
Change in assets and liabilities:
Accounts receivable	37,950	12,541	47,920
Prepaids and other	(5,231)	(81)	(4,329)
Accounts payable and accrued liabilities	(40,043)	(1,113)	(45,324)

Net cash provided by (used in) operating activities	102,222	12,322	175,348

Cash flows from investing activities:
Oil and natural gas capital expenditures	(218,880)	(10,289)	(226,741)
Proceeds received from sale of oil and natural gas properties	1,901,578	—	(407)
Acquisition of oil and natural gas properties	(916,676)	—	124
Acquisition of other operating property and equipment	(25,538)	—	—
Other operating property and equipment capital expenditures	(25,474)	(231)	(950)
Proceeds received from sale of other operating property and equipment	21,291	—	138
Funds held in escrow and other	1,459	(1,721)	62

Net cash provided by (used in) investing activities	737,760	(12,241)	(227,774)

Cash flows from financing activities:
Proceeds from borrowings	1,349,000	30,000	886,000
Repayments of borrowings	(1,497,826)	(32,000)	(727,648)
Cash payments to Noteholders and Preferred Holders	(70,903)	(10,013)	(97,521)
Debt issuance costs	(17,220)	—	(1,977)
Preferred stock issued	400,055	—	—
Offering costs and other	(13,765)	—	(511)

Net cash provided by (used in) financing activities	149,341	(12,013)	58,343

Net increase (decrease) in cash	989,323	(11,932)	5,917
Cash at beginning of period	24	13,943	8,026

Cash at end of period	$989,347	$2,011	$13,943

Supplemental cash flow information:
Cash paid (received) for reorganization items	$739	$(4)	$15,362
Disclosure of non-cash investing and financing activities:
Accrued capitalized interest	$—	$—	$(23,966)
Asset retirement obligations	(28,481)	8	939
Accretion of non-cash preferred dividend	48,007	—	—
Preferred dividends on redeemable noncontrolling interest paid-in-kind	—	791	9,329
Accretion of redeemable noncontrolling interest	—	—	26,576
Accrued debt issuance costs	(153)	—	1,176

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

Use of Estimates

        The preparation of the Company's unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Estimates and assumptions that, in the opinion of management of the Company, are significant include oil and natural gas revenue accruals, capital and operating expense accruals, oil and natural gas reserves, depletion relating to oil and natural gas properties, asset retirement obligations, fair value estimates, including estimates of Reorganization Value, Enterprise Value and the fair value of assets and liabilities recorded as a result of the adoption of fresh-start accounting, plus the estimated fair values of assets acquired and liabilities assumed in connection with the Pecos County Acquisition and the fair value of assets sold in connection with the Williston Divestiture and the El Halcón Divestiture (see Note 4, "Acquisitions and Divestitures," for information on the Pecos County Acquisition, the Williston Divestiture and the El Halcón Divestiture), including the gains on sales recorded, and income taxes. The Company bases its estimates and judgments on historical experience and on various other assumptions and information believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company's unaudited condensed consolidated financial statements.

        Interim period results are not necessarily indicative of results of operations or cash flows for the full year and, accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The Company has evaluated events or transactions through the date of issuance of these unaudited condensed consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. There were no significant allowances for doubtful accounts as of September 30, 2017 (Successor) or December 31, 2016 (Successor).

Other Operating Property and Equipment

        Other operating property and equipment were recorded at fair value as a result of fresh-start accounting on September 9, 2016 and additions since that date are recorded at cost. Depreciation is

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

calculated using the straight-line method over the following estimated useful lives: gas gathering systems, thirty years; water disposal and recycling facilities, twenty years; compressed natural gas facility, ten years; automobiles and computers, three years; computer software, fixtures, furniture and equipment, five years or the lesser of the lease term; trailers, seven years; heavy equipment, eight to ten years; buildings, twenty years and leasehold improvements, lease term. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

        Refer to Note 4, "Acquisitions and Divestitures," for a discussion of other operating property and equipment acquired and divested during the period.

        The Company reviews its other operating property and equipment for impairment in accordance with ASC 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires the Company to evaluate other operating property and equipment for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of its other operating property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods. For the period from January 1, 2016 through September 9, 2016 (Predecessor), the Company recorded a non-cash impairment charge of $28.1 million in "Other operating property and equipment impairment" in the Company's unaudited condensed consolidated statements of operations and in "Other operating property and equipment" in the Company's unaudited condensed consolidated balance sheets related to $32.8 million gross investments in gas gathering infrastructure that were deemed non-economical due to a shift in exploration, drilling and developmental plans in a low commodity price environment.

        In accordance with ASC 820, Fair Value Measurements and Disclosures (ASC 820), a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The estimate of the fair value of the Company's gas gathering infrastructure was based on an income approach that estimated future cash flows associated with those assets over the remaining asset lives. This estimation includes the use of unobservable inputs, such as estimated future production, gathering and compression revenues and operating expenses. The use of these unobservable inputs results in the fair value estimate of the Company's gas gathering infrastructure being classified as Level 3.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides five steps an entity should apply in determining its revenue recognition. In March 2016, ASU 2014-09 was updated with ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which provides further clarification on the principal versus agent evaluation. ASU 2014-09 is required to be adopted using either the full retrospective approach, with all prior periods presented adjusted, or the modified retrospective approach, with a cumulative adjustment to retained earnings on the opening balance sheet and is effective for annual reporting periods, and interim periods within that reporting period, beginning after December 15, 2017. Early adoption is not permitted. The Company is in the process of assessing its contracts with customers and evaluating the effects of the new guidance on its financial statements and disclosures. This process includes evaluating certain components of its natural gas gathering and processing agreements to determine whether changes to revenues and expenses will be appropriate when complying with the new guidance. The adoption is not expected to have a significant impact on the Company's net income or cash flows from operations. The Company will adopt ASU 2014-09 effective January 1, 2018.

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

        Upon emergence, pursuant to the terms of the Plan, the following significant transactions occurred:

  •
  the Predecessor Company's financing facility under the Predecessor Credit Agreement was refinanced and replaced with a debtor-in-possession senior secured, super-priority revolving credit facility, which was subsequently converted into the Senior Credit Agreement (refer to Note 6, "Debt," for further details regarding the Senior Credit Agreement);

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

	As of September 9, 2016
	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company
Current assets:
Cash	$111,464	$(97,521)	(1)	$—		$13,943
Accounts receivable	116,859	—		—		116,859
Receivables from derivative contracts	97,648	—		—		97,648
Restricted cash	17,164	—		—		17,164
Prepaids and other	8,961	—		(1,332)	(7)	7,629

Total current assets	352,096	(97,521)		(1,332)		253,243

Oil and natural gas properties (full cost method):
Evaluated	7,712,003	—		(6,497,874)	(8)	1,214,129
Unevaluated	1,193,259	—		(861,144)	(8)	332,115

Gross oil and natural gas properties	8,905,262	—		(7,359,018)		1,546,244
Less—accumulated depletion	(6,803,231)	—		6,803,231	(8)	—

Net oil and natural gas properties	2,102,031	—		(555,787)		1,546,244

Other operating property and equipment:
Other operating property and equipment	100,079	—		(62,008)	(9)	38,071
Less—accumulated depreciation	(24,154)	—		24,154	(9)	—

Net other operating property and equipment	75,925	—		(37,854)		38,071

Other noncurrent assets:
Receivables from derivative contracts	4,431	—		—		4,431
Funds in escrow and other	1,610	—		27	(10)	1,637

Total assets	$2,536,093	$(97,521)		$(594,946)		$1,843,626

Current liabilities:
Accounts payable and accrued liabilities	$160,000	$13,688	(2)	$—		$173,688
Liabilities from derivative contracts	102	—		—		102
Other	414	—		4,435	(11)(12)	4,849

Total current liabilities	160,516	13,688		4,435		178,639

Long-term debt, net	1,031,114	—		(14,954)	(13)	1,016,160
Liabilities subject to compromise	2,007,703	(2,007,703)	(3)	—		—
Other noncurrent liabilities:
Liabilities from derivative contracts	525	—		—		525
Asset retirement obligations	48,955	—		(16,799)	(12)	32,156
Other	528	—		3,425	(11)(14)	3,953
Commitments and contingencies
Mezzanine equity:
Redeemable noncontrolling interest	219,891	—		(178,821)	(14)	41,070
Stockholders' equity:
Preferred stock (Predecessor)	—	—	(4)	—		—
Common Stock (Predecessor)	12	(12)	(4)	—		—
Common Stock (Successor)	—	9	(5)	—		9
Additional paid-in capital (Predecessor)	3,287,906	(3,287,906)	(4)	—		—
Additional paid-in capital (Successor)	—	571,114	(5)	—		571,114
Retained earnings (accumulated deficit)	(4,221,057)	4,613,289	(6)	(392,232)	(15)	—

Total stockholders' equity	(933,139)	1,896,494		(392,232)		571,123

Total liabilities and stockholders' equity	$2,536,093	$(97,521)		$(594,946)		$1,843,626

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

(9)
In estimating the fair value of its other operating property and equipment, the Company used a combination of the income, cost, and market approaches.

  For purposes of estimating the fair value of its other operating property and equipment, an income approach was used that estimated future cash flows associated with the assets over the remaining useful lives. The valuation included such inputs as estimated future production, gathering and compression revenues, and operating expenses that were discounted at a weighted average cost of capital rate of 9.5%.

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

(11)
Records an intangible liability of approximately $8.3 million, $4.5 million of which was recorded as current, to adjust the Company's active rig contract to fair value at September 9, 2016. The intangible liability will be amortized over the remaining life of the contract.

(12)
Reflects the adjustment of asset retirement obligations to fair value using estimated plugging and abandonment costs as of September 9, 2016, adjusted for inflation and then discounted at the appropriate credit-adjusted risk free rate ranging from 5.5% to 6.6% depending on the life of the well. The fair value of asset retirement obligations was estimated at $32.5 million, approximately $0.3 million of which was recorded as current. Refer to Note 9, "Asset Retirement Obligations," for further details of the Company's asset retirement obligations.

(13)
Reflects the adjustment of the 2020 Second Lien Notes and the 2022 Second Lien Notes to fair value. The fair value estimate was based on quoted market prices from trades of such debt on September 9, 2016. Refer to Note 6, "Debt," for definitions of and further information regarding the 2020 Second Lien Notes and 2022 Second Lien Notes.

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

4. ACQUISITIONS AND DIVESTITURES

Acquisitions

Delaware Basin Assets (Pecos and Reeves Counties, Texas)

        On January 18, 2017 (Successor), Halcón Energy Properties, Inc., a wholly owned subsidiary of the Company, entered into a Purchase and Sale Agreement with Samson Exploration, LLC (Samson), pursuant to which it agreed to acquire acreage and related assets in the Hackberry Draw area of the Delaware Basin, located in Pecos and Reeves Counties, Texas (collectively, the Pecos County Assets), for a total purchase price of $699.2 million (the Pecos County Acquisition). The Pecos County Acquisition closed on February 28, 2017. The transaction had an effective date of November 1, 2016. The Company funded the Pecos County Acquisition with the net proceeds from the private placement of its preferred stock and borrowings under its Senior Credit Agreement. Refer to Note 11, "Stockholders' Equity," for further discussion of the Company's issuance of the Preferred Stock.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES (Continued)

        The following table summarizes the consideration paid to acquire the Pecos County Assets, as well as the estimated values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash consideration paid to Samson at closing(1)	$703,865
Less: Post-effective closing date adjustments(2)	(4,677)

Final consideration transferred	$699,188

Plus: Estimated Fair Value of Liabilities Assumed:
Current liabilities	$839
Asset retirement obligations	2,116

Amount attributable to liabilites assumed	2,955

Total purchase price plus liabilities assumed	$702,143

Estimated Fair Value of Assets Acquired:
Evaluated oil and natural gas properties(3)(4)	$150,275
Unevaluated oil and natural gas properties(3)(4)	525,489
Other operating property and equipment(5)	26,379

Amount attributable to assets acquired	$702,143

(1)
Represents amount of cash consideration, adjusted for customary closing items, for the purchase of the Pecos County Assets funded by the issuance of approximately $400.1 million of new 8% automatically convertible preferred stock and borrowings under the Senior Credit Agreement.

(2)
In accordance with the purchase agreement, the effective date of the acquisition was November 1, 2016 and therefore revenues, expenses and related capital expenditures from November 1, 2016 through February 28, 2017, the closing date of the Pecos County Acquisition, have been reflected as adjustments to the purchase price consideration.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES (Continued)

(5)
In estimating the fair value of the Pecos County Assets' other operating property and equipment, the Company used a combination of the cost and market approaches. A market approach was relied upon to value the land, heavy equipment and vehicles, and in this valuation approach, recent transactions of similar assets were utilized to determine the value from a market participant perspective. For the remaining other operating assets, a cost approach was used. The estimation of fair value under the cost approach was based on current replacement costs of the assets, less depreciation based on the estimated economic useful lives of the assets and age of the assets.

        The following unaudited pro forma combined results of operations are provided for the nine months ended September 30, 2017 (Successor) and the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor) as though the Pecos County Acquisition had been completed as of the beginning of the comparable prior annual reporting period, or January 1, 2016. The pro forma combined results of operations for the nine months ended September 30, 2017 (Successor) and the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor) have been prepared by adjusting the historical results of the Company to include the historical results of the Pecos County Assets. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined Company for the periods presented or that may be achieved by the combined Company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Pecos County Acquisition or any estimated costs that will be incurred to integrate the Pecos County Assets. Future results may vary significantly from the results reflected in this unaudited pro forma financial information because of future events and transactions, as well as other factors. Amounts included in the table below are rounded to thousands.

	Successor		Predecessor
	Nine Months Ended September 30, 2017	Period from September 10, 2016 through September 30, 2016	Period from January 1, 2016 through September 9, 2016
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$360,590	$25,516	$288,902
Net income (loss)	635,854	(450,035)	16,513
Net income (loss) available to common stockholders	587,847	(450,826)	(28,239)
Pro forma net income (loss) per share of common stock:
Basic	$4.61	$(4.95)	$(0.23)
Diluted	$4.58	$(4.95)	$(0.23)

        The Company's historical financial information was adjusted to give effect to the pro forma events that are directly attributable to the Pecos County Assets and are factually supportable. The unaudited

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES (Continued)

pro forma consolidated results include the historical revenues and expenses of assets acquired and liabilities assumed, with the following adjustments:

  •
  Adjustment to recognize incremental depletion expense under the full cost method of accounting based on the fair value of the oil and natural gas properties and incremental accretion expense based on the asset retirement costs of the oil and natural gas properties at acquisition;

  •
  Adjustment to recognize incremental depreciation expense of the other operating property and equipment and incremental accretion expense based on the asset retirement costs of the other operating property and equipment at acquisition; and

  •
  Eliminate transaction costs and non-recurring charges directly related to the transactions that were included in the historical results of operations for the Company in the amount of approximately $1.0 million. Transaction costs directly related to the transaction that do not have a continuing impact on the combined Company's operating results have been excluded from the pro forma earnings.

        For the nine months ended September 30, 2017 (Successor), the Company recognized $28.3 million of oil, natural gas and natural gas liquids and other revenue related to the Pecos County Assets and $2.4 million of net field operating income (oil, natural gas and natural gas liquids and other revenues less lease operating expense, workover expense, production taxes, gathering and other expense, and depletion, depreciation and accretion expense) related to the Pecos County Assets. Additionally, non-recurring transaction costs of approximately $1.0 million related to the Pecos County Acquisition for the nine months ended September 30, 2017 (Successor) are included in the unaudited condensed consolidated statements of operations in "General and administrative" expenses; these non-recurring transaction costs have been excluded from the pro forma results for all periods presented in the above table.

Divestitures

Williston Basin Operated Assets

        On July 10, 2017 (Successor), the Company and certain of its subsidiaries entered into an Agreement of Sale and Purchase (the Purchase Agreement) with Bruin Williston Holdings, LLC (the Purchaser) for the sale of all of the Company's operated oil and natural gas leases, oil and natural gas wells and related assets located in the Williston Basin in North Dakota, as well as 100% of the membership interests in two of its subsidiaries (the Williston Assets) for a total adjusted sales price of approximately $1.4 billion, subject to post-closing adjustments (the Williston Divestiture). The effective date of the sale was June 1, 2017 and the transaction closed on September 7, 2017. The Company is using the net proceeds from the sale to repay borrowings outstanding under its Senior Credit Agreement, repurchase approximately $425 million principal amount of the outstanding $850 million principal amount of its 6.75% senior unsecured notes, redeem all of its outstanding 12% second lien notes and for general corporate purposes.

        The net proceeds from the sale were allocated between the Company's oil and natural gas properties, other operating property and equipment and liabilities transferred on a fair value basis. Approximately $1.39 billion was allocated to the Company's oil and natural gas properties and approximately $10.9 million was allocated to other operating property and equipment.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS AND DIVESTITURES (Continued)

        As discussed further in Note 5, "Oil and Natural Gas Properties," the Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the Williston Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, the Company recognized a gain on the sale of the Williston Assets of $491.8 million during the three months ended September 30, 2017 (Successor). The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values. The gain was recorded in "Gain (loss) on the sale of oil and natural gas properties," on the Company's unaudited condensed consolidated statements of operations.

East Texas Eagle Ford Assets

        On January 24, 2017 (Successor), certain of the Company's subsidiaries entered into an Agreement of Sale and Purchase with a subsidiary of Hawkwood Energy, LLC (Hawkwood) for the sale of all of the Company's oil and natural gas properties and related assets located in the Eagle Ford formation of East Texas (the El Halcón Assets) for a total adjusted sales price of $491.1 million (the El Halcón Divestiture). The effective date of the sale was January 1, 2017 and the transaction closed on March 9, 2017. The Company used the net proceeds from the sale to repay borrowings outstanding under its Senior Credit Agreement and for general corporate purposes.

        The net proceeds from the sale were allocated between the Company's oil and natural gas properties, other operating property and equipment and liabilities transferred on a fair value basis. Approximately $10.2 million was allocated to other operating property and equipment and approximately $484.1 million was allocated to the Company's oil and natural gas properties.

        Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the El Halcón Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, the Company recognized a gain on the sale of $235.7 million during the nine months ended September 30, 2017 (Successor). The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values. The gain was recorded in "Gain (loss) on sale of oil and natural gas properties," on the Company's unaudited condensed consolidated statements of operations.

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

        Investments in unevaluated oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress, qualify for interest capitalization. The Predecessor Company determined capitalized interest by multiplying the Predecessor Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred that were excluded from the full cost pool. The capitalized interest amounts were recorded as additions to "Unevaluated oil and natural gas properties" on the unaudited condensed consolidated balance sheets. For the period from January 1, 2016 through September 9, 2016 (Predecessor), the Company capitalized interest costs of $68.2 million. The Successor Company's policy on the capitalization of interest establishes thresholds for the determination of a development project for the purpose of interest capitalization.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. OIL AND NATURAL GAS PROPERTIES (Continued)

        At September 30, 2017 (Successor), the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2017 of the West Texas Intermediate (WTI) crude oil spot price of $49.81 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended September 30, 2017 of the Henry Hub natural gas price of $3.00 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at September 30, 2017 (Successor) did not exceed the ceiling amount.

        At September 30, 2016 (Successor), the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2016 of the WTI crude oil spot price of $41.68 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended September 30, 2016 of the Henry Hub natural gas price of $2.28 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at September 30, 2016 exceeded the ceiling amount by $420.9 million ($268.1 million after taxes, before valuation allowance) which resulted in a ceiling test impairment of that amount for the period of September 10, 2016 through September 30, 2016 (Successor). The impairment at September 30, 2016 reflects the differences between the first day of the month average prices for the preceding 12-months required by Regulation S-X, Rule 4-10 and ASC 932 in calculating the ceiling test and the forward-looking prices required by ASC 852 to estimate the fair value of the Company's oil and natural gas properties on the fresh-start reporting date of September 9, 2016.

        At June 30, 2016 (Predecessor) and March 31, 2016 (Predecessor), the Company recorded a full cost ceiling impairment before income taxes of $257.9 million ($163.1 million after taxes, before valuation allowance) and $496.9 million ($315.1 million after taxes, before valuation allowance), respectively. The ceiling test impairments at March 31, 2016 and June 30, 2016, were driven by decreases in the first-day-of-the-month 12-month average prices for crude oil used in the ceiling test calculations since December 31, 2015, when the first-day-of-month 12-month average price for crude oil was $50.28 per barrel. The impairment at March 31, 2016 also reflects the transfer of the remaining unevaluated Utica/Point Pleasant (Utica) and TMS properties of approximately $330.4 million and $74.8 million, respectively, to the full cost pool. As discussed above, the Company considers the facts and circumstances around its unevaluated properties that may indicate impairment on a quarterly basis. For the quarter ended March 31, 2016, management concluded that it was no longer probable that capital would be available or approved to continue exploratory drilling activities in the Company's Utica or TMS acreage positions in advance of the related lease expirations due to the Company's evaluation of strategic alternatives to reduce its debt and preserve liquidity in light of continued low commodity prices, together with a reduction of the Company's exploration department and the Company's intent to expend capital only on its most economical and proven areas.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT

        Long-term debt as of September 30, 2017 (Successor) and December 31, 2016 (Successor) consisted of the following (in thousands):

	Successor
	September 30, 2017	December 31, 2016
Senior revolving credit facility	$—	$186,000
8.625% senior secured second lien notes due 2020(1)	—	672,613
12.0% senior secured second lien notes due 2022(2)	—	106,040
6.75% senior notes due 2025(3)	408,879	—

	$408,879	$964,653

(1)
On February 16, 2017, the Company repurchased approximately 41% of the outstanding aggregate principal amount of its 8.625% senior secured second lien notes due 2020 with proceeds from the issuance of new 6.75% senior unsecured notes due 2025. The remaining aggregate principal amount was redeemed on March 20, 2017. Amount was net of a $27.4 million unamortized discount at December 31, 2016 (Successor). Refer to "8.625% Senior Secured Second Lien Notes" below for further details.

(2)
On September 7, 2017, the Company issued an irrevocable notice to redeem the outstanding aggregate principal amount of its 12.0% senior secured second lien notes due 2022 on October 7, 2017. Amount is net of a $6.8 million unamortized discount at December 31, 2016 (Successor). Refer to "12.0% Senior Secured Second Lien Notes" below for further details.

(3)
On February 16, 2017, the Company issued $850.0 million aggregate principal amount of new 6.75% senior unsecured notes due 2025. On October 10, 2017, the Company repurchased $425.0 million principal amount of the 2025 Notes at 103.0% of par plus accrued and unpaid interest. The repurchased 2025 Notes are presented in "Current portion of long-term debt, net" on the unaudited condensed consolidated balance sheet at September 30, 2017. Amount is net of $8.3 million unamortized discount and $7.8 million unamortized debt issuance costs at September 30, 2017 (Successor). Refer to "6.75% Senior Notes" below for further details.

Senior Revolving Credit Facility

        On September 7, 2017, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the Senior Credit Agreement) by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. The Senior Credit Agreement amends and restates in its entirety the original Senior Secured Revolving Credit Agreement entered into on September 9, 2016. Pursuant to the Senior Credit Agreement, the lenders party thereto have agreed to provide the Company with a $1.0 billion senior secured reserve-based revolving credit facility with a current borrowing base of $100.0 million. The maturity date of the Senior Credit Agreement is September 7, 2022. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

borrowing base takes into account the estimated value of the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 1.25% to 2.25% for ABR-based loans or at specified margins over LIBOR of 2.25% to 3.25% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the facility. The Company may elect, at its option, to prepay any borrowings outstanding under the Senior Credit Agreement without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the terms of the Senior Credit Agreement).

        Amounts outstanding under the Senior Credit Agreement are guaranteed by certain of the Company's direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.

        The Senior Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) not to exceed 4.00:1.00 and (ii) a Current Ratio (as defined in the Senior Credit Agreement) not to be less than 1.00:1.00. At September 30, 2017 (Successor), the Company was in compliance with the financial covenants under the Senior Credit Agreement.

        The Senior Credit Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

        At September 30, 2017 (Successor), under the then effective borrowing base of $140.0 million, the Company had no indebtedness outstanding, approximately $6.4 million letters of credit outstanding and approximately $133.6 million of borrowing capacity available under the Senior Credit Agreement.

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

12.0% Senior Secured Second Lien Notes

        On December 21, 2015 (Predecessor), the Company completed the issuance in a private placement of approximately $112.8 million aggregate principal amount of new 12.0% senior secured second lien notes due 2022 (the 2022 Second Lien Notes) in exchange for approximately $289.6 million principal amount of its then outstanding senior unsecured notes, consisting of $116.6 million principal amount of 9.75% senior notes due 2020, $137.7 million principal amount of 8.875% senior notes due 2021 and $35.3 million principal amount of 9.25% senior notes due 2022. At closing, the Predecessor Company paid all accrued and unpaid interest since the respective interest payment dates of the unsecured notes surrendered in the exchange. The 2022 Second Lien Notes bore interest at a rate of 12.0% per annum, payable semi-annually on February 15 and August 15 of each year. In accordance with the terms of the Plan, the 2022 Second Lien Notes were unimpaired and reinstated upon the Company's emergence from chapter 11 bankruptcy.

        On September 7, 2017 (Successor), the Company issued an irrevocable notice to redeem the outstanding aggregate principal amount of its 2022 Second Lien Notes on October 7, 2017 (the Redemption Date). In accordance with the terms of the indenture governing the 2022 Second Lien Notes, all of the outstanding 2022 Second Lien Notes were redeemed at a redemption price equal to the principal amount of $112.8 million plus a make whole premium of approximately $23.0 million and accrued and unpaid interest of approximately $2.0 million. On September 7, 2017, utilizing $137.8 million of the proceeds from the Williston Divestiture, the Company deposited with U.S. Bank National Association an amount of funds sufficient to fund the redemption, delivered instructions to apply the deposited funds toward the redemption, and received a written acknowledgment from U.S. Bank National Association of the satisfaction and discharge of the indenture governing the 2022 Second Lien Notes and the obligations of the Company and the subsidiary guarantors under the 2022 Second Lien Notes and related guarantees. The payment of the redemption price and accrued interest to a holder of 2022 Second Lien Notes became due and payable on the Redemption Date upon presentation and surrender by the holder of such notes.

        The Company recognized a loss on the extinguishment of debt, representing a $23.0 million loss on the redemption for the make whole premium paid and a $6.2 million loss on the write-off of the discount on the notes. The loss was recorded in "Gain (loss) on extinguishment of debt" on the unaudited condensed consolidated statements of operations.

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

        The 2025 Notes are governed by an Indenture, dated as of February 16, 2017 (as supplemented, the February 2017 Indenture) by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee, which contains affirmative and negative covenants that, among other things, limit the ability of the Company and the Guarantors to incur indebtedness; purchase or redeem stock or subordinated indebtedness; make investments; create liens; enter into transactions with affiliates; sell assets; refinance certain indebtedness; merge with or into other companies or transfer substantially all of their assets; and, in certain circumstances, to pay dividends or make other distributions on stock. The February 2017 Indenture also contains customary events of default. Upon the occurrence of certain events of default, the Trustee or the holders of the 2025 Notes may declare all outstanding 2025 Notes to be due and payable immediately. The 2025 Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis by the Company's existing wholly-owned subsidiaries. Halcón, the issuer of the 2025 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

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

        On July 25, 2017, the Company concluded a consent solicitation of the holders of the 2025 Notes (the Consent Solicitation) and obtained consents to amend the February 2017 Indenture from approximately 99% of the holders of the 2025 Notes. As supplemented, the February 2017 Indenture amends provisions in order to exempt, among other things, the Williston Divestiture from certain provisions therein triggered upon a sale of "all or substantially all of the assets" of the Company. Consenting holders of the 2025 Notes received a consent fee of 2.0% of principal, or $16.9 million. The Company recorded the $16.9 million consent fees paid as a discount on the 2025 Notes during the three months ended September 30, 2017. The remaining unamortized discount on the $850 million principal amount of 2025 Notes was $16.7 million at September 30, 2017.

        On September 7, 2017, the Company commenced an offer to purchase for cash up to $425.0 million of the $850.0 million outstanding aggregate principal amount of its 2025 Notes at 103.0% of principal plus accrued and unpaid interest. The consummation of the Williston Divestiture constituted a "Williston Sale" under the February 2017 Indenture, and the Company was required to make an offer to all holders of the 2025 Notes to purchase for cash an aggregate principal amount up to $425.0 million of the 2025 Notes. The offer to purchase expired on October 6, 2017, with notes representing in excess of $425.0 million of principal amount validly tendered. As a result, on October 10, 2017, the Company repurchased $425.0 million principal amount of the 2025 Notes on a pro rata basis at 103.0% of par plus accrued and unpaid interest. The repurchased 2025 Notes are presented in "Current portion of long-term debt, net" on the unaudited condensed consolidated balance sheet at September 30, 2017.

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt. During the nine months ended September 30, 2017 (Successor), the Company capitalized approximately $17.1 million of debt issuance costs related to the Senior Credit Agreement and the 2025 Notes. The debt issuance costs for the Successor Company's Senior Credit Agreement are presented in "Funds in escrow and other" and the debt issuance costs for the Company's senior unsecured debt are presented in "Current portion of long-term debt, net" and"Long-term debt, net" on the unaudited condensed consolidated balance sheets.

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

        As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2017 (Successor) and December 31, 2016 (Successor) (in thousands):

	Successor
	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Receivables from derivative contracts	$—	$6,610	$—	$6,610

Liabilities
Liabilities from derivative contracts	$—	$5,454	$—	$5,454

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Receivables from derivative contracts	$—	$5,923	$—	$5,923

Liabilities
Liabilities from derivative contracts	$—	$16,920	$—	$16,920

        Derivative contracts listed above as Level 2 include collars and basis swaps that are carried at fair value. The Company records the net change in the fair value of these positions in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

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

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivables and accounts payables approximate their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Credit Agreement approximates carrying value because the interest rates approximate current market rates. The following table presents the estimated fair values of the Company's fixed interest rate debt instruments as of September 30, 2017 (Successor) and December 31, 2016 (Successor) (excluding discounts and debt issuance costs and including the current portion) (in thousands):

	Successor
	September 30, 2017		December 31, 2016
Debt	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
8.625% senior secured second lien notes	$—	$—	$700,000	$733,250
12.0% senior secured second lien notes	—	—	112,826	123,827
6.75% senior notes	850,000	879,087	—	—

	$850,000	$879,087	$812,826	$857,077

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

        For the period from January 1, 2016 through September 9, 2016 (Predecessor), the Company recorded a non-cash impairment charge of $28.1 million related to its gas gathering infrastructure. See Note 1, "Financial Statement Presentation," for a discussion of the valuation approach used and the classification of the estimate within the fair value hierarchy.

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

        At September 30, 2017 (Successor), the Company's crude oil and natural gas derivative positions consisted of basis swaps and costless put/call "collars." At December 31, 2016 (Successor), the Company's derivative positions consisted of collars only. Basis swaps effectively lock in a price differential between regional prices (i.e. Midland) and the relevant price index at which the oil production is sold (i.e. Cushing). A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as payments and receipts on settled derivative contracts, in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations.

        At September 30, 2017 (Successor), the Company had 32 open commodity derivative contracts summarized in the following tables: four natural gas collar arrangements, 11 crude oil basis swaps and 17 crude oil collar arrangements.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets (in thousands):

		Asset derivative contracts			Liability derivative contracts
		Successor			Successor
Derivatives not designated as hedging contracts under ASC 815	Balance sheet	September 30, 2017	December 31, 2016	Balance sheet	September 30, 2017	December 31, 2016
Commodity contracts	Current assets—receivables from derivative contracts	$5,166	$5,923	Current liabilities—liabilities from derivative contracts	$(3,279)	$(16,434)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	1,444	—	Other noncurrent liabilities—liabilities from derivative contracts	(2,175)	(486)

Total derivatives not designated as hedging contracts under ASC 815		$6,610	$5,923		$(5,454)	$(16,920)

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
		Three Months Ended September 30, 2017

	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815

Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$(31,209)	$(30,338)	$(39,451)
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	8,794	22,763	57,234

Total net gain (loss) on derivative contracts		$(22,415)	$(7,575)	$17,783

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

		Amount of gain or (loss) recognized in income on derivative contracts for the

		Successor		Predecessor

			Period from September 10, 2016 through September 30, 2016	Period from January 1, 2016 through September 9, 2016

		Nine Months Ended September 30, 2017
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815

Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$11,010	$(30,338)	$(263,732)
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	17,129	22,763	245,734

Total net gain (loss) on derivative contracts		$28,139	$(7,575)	$(17,998)

        At September 30, 2017 (Successor) and December 31, 2016 (Successor), the Company had the following open crude oil and natural gas derivative contracts:

			Successor
			September 30, 2017
				Floors		Ceilings		Basis Differential
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
October 2017 - December 2017	Collars	Natural Gas	460,000	$3.26	$3.26	$3.76	$3.76	$—	$—
October 2017 - December 2017	Collars	Crude Oil	437,000	51.07 - 60.00	55.64	56.07 - 75.00	63.80
November 2017 - December 2017	Collars	Crude Oil	61,000	51.50	51.50	56.50	56.50
January 2018 - December 2018	Basis Swap	Crude Oil	2,555,000					(1.05) - (1.50)	(1.29)
January 2018 - December 2018	Collars	Crude Oil	2,920,000	45.00 - 53.00	49.29	50.00 - 60.00	56.82
January 2018 - December 2018	Collars	Natural Gas	2,737,500	3.00 - 3.03	3.01	3.22 - 3.38	3.30
April 2018 - December 2018	Basis Swap	Crude Oil	275,000					(1.15)	(1.15)
April 2018 - December 2018	Collars	Crude Oil	275,000	46.75	46.75	51.75	51.75
July 2018 - December 2018	Basis Swap	Crude Oil	1,012,000					(0.98) - (1.18)	(1.12)
July 2018 - December 2018	Collars	Crude Oil	184,000	48.50	48.50	53.50	53.50
January 2019 - March 2019	Collars	Crude Oil	90,000	46.75	46.75	51.75	51.75
January 2019 - December 2019	Basis Swap	Crude Oil	3,467,500					(0.98) - (1.33)	(1.15)

			Successor
			December 31, 2016
				Floors		Ceilings
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2017 - December 2017	Collars	Natural Gas	3,650,000	$3.15 - $3.26	$3.20	$3.50 - $3.76	$3.63
January 2017 - December 2017	Collars	Crude Oil	6,843,750	47.00 - 60.00	51.39	52.00 - 76.84	58.75
January 2018 - December 2018	Collars	Crude Oil	730,000	53.00	53.00	58.00	58.00

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts (in thousands):

	Derivative Assets		Derivative Liabilities
	Successor		Successor
Offsetting of Derivative Assets and Liabilities	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Gross Amounts Presented in the Consolidated Balance Sheet	$6,610	$5,923	$(5,454)	$(16,920)
Amounts Not Offset in the Consolidated Balance Sheet	(2,714)	(5,283)	2,714	5,075

Net Amount	$3,896	$640	$(2,740)	$(11,845)

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

9. ASSET RETIREMENT OBLIGATIONS

        The Company records an asset retirement obligation (ARO) on oil and natural gas properties when it can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs. For other operating property and equipment, the Company records an ARO when the system is placed in service and it can reasonably estimate the fair value of an obligation to perform site reclamation and other necessary work when it is required. The Company records the ARO liability on the unaudited condensed consolidated balance sheets and capitalizes a portion of the cost in "Oil and natural gas properties" or "Other operating property and equipment" during the period in which the obligation is incurred. The Company records the accretion of its ARO liabilities in "Depletion, depreciation and accretion" expense in the unaudited condensed consolidated statements of operations. The additional capitalized costs are depreciated on a unit-of-production basis or straight-line basis.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ASSET RETIREMENT OBLIGATIONS (Continued)

        The Company recorded the following activity related to its ARO liability (in thousands, inclusive of the current portion):

Liability for asset retirement obligations as of December 31, 2016 (Sucessor)	$32,375
Liabilities settled and divested(1)	(31,743)
Additions	286
Acquisitions(1)	2,194
Accretion expense	1,230
Revisions in estimated cash flows	782

Liability for asset retirement obligations as of September 30, 2017 (Successor)	$5,124

(1)
See Note 4, "Acquisitions and Divestitures," for further information.

10. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas; and Denver, Colorado as well as other field office locations. Rent expense was approximately $3.0 million for the nine months ended September 30, 2017 (Successor). Rent expense was approximately $0.4 million for the period of September 10, 2016 through September 30, 2016 (Successor) and $5.9 million for the period of January 1, 2016 through September 9, 2016 (Predecessor). Future obligations associated with the Company's operating leases are presented in the table below (in thousands):

Remaining period in 2017	$830
2018	3,339
2019	2,990
2020	1,811
2021	1,497
Thereafter	2,180

Total	$12,647

        As of September 30, 2017 (Successor), the Company has the following active drilling rig commitments (in thousands):

Remaining period in 2017	$2,378
2018	2,040
2019	—
2020	—
2021	—
Thereafter	—

Total	$4,418

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        As of September 30, 2017 (Successor), termination of the Company's active drilling rig commitments would require early termination penalties of $1.7 million, which would be in lieu of paying the remaining active commitments of $4.4 million.

        In past years, with the sustained decline in crude oil prices, the Company stacked certain drilling rigs and amended other previous drilling rig contracts. In the future, the Company expects to incur stacking charges/early termination fees on certain drilling rig commitments as follows (in thousands):

Remaining period in 2017	$966
2018	1,260
2019	—
2020	3,000
2021	—
Thereafter	—

Total	$5,226

        Stacking fees and early termination fees are expensed as incurred within "Gathering and other" on the unaudited condensed consolidated statements of operations.

        In December 2016 (Successor), the Company entered into an agreement with a private company for the right to purchase up to 15,040 net acres in the Monument Draw area of the Delaware Basin, located in Ward and Winkler Counties, Texas (the Ward County Assets) prospective for the Wolfcamp and Bone Spring formations for an initial purchase price of $11,000 per acre. The Ward County Assets are divided into two tracts: the Southern Tract, comprising 6,720 net acres, and the Northern Tract, comprising 8,320 net acres, with separate options for each tract. The agreement was subsequently amended on June 14, 2017 (Successor) to increase the purchase price of the Southern and Northern Tract acreage, from $11,000 per acre to $13,000 per acre, for rights to additional depths in the acreage under option. Pursuant to the terms of the agreement, the Company initially paid $5.0 million and drilled a commitment well on the Southern Tract and on June 15, 2017 (Successor) purchased the Southern Tract acreage for approximately $13,000 per acre. On June 15, 2017 (Successor), the Company also paid $5.0 million and recently drilled a commitment well on the Northern Tract, to earn the option to acquire the Northern Tract acreage for $13,000 per acre by December 31, 2017. This option purchase agreement is not included in the tables above.

        The Company has entered into various long-term gathering, transportation and sales contracts with respect to production from the Delaware Basin in West Texas. As of September 30, 2017 (Successor), the Company had in place two long-term crude oil contracts and four long-term natural gas contracts in this area. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to eight years from the date of first production. The sales prices under these contracts are based on posted market rates.

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

Warrants

        On September 9, 2016, upon the emergence from chapter 11 bankruptcy, all existing February 2012 warrants were cancelled and the Successor Company issued 3.8 million new warrants to the Unsecured Noteholders and 0.9 million new warrants to the Convertible Noteholder. The warrants in aggregate can be exercised to purchase 4.7 million shares of the Successor Company's common stock at an exercise price of $14.04 per share. The Company allocated approximately $16.7 million of the Enterprise Value to the warrants which is reflected in "Additional paid-in capital" on the unaudited condensed consolidated balance sheets. The holders are entitled to exercise the warrants in whole or in part at any time prior to expiration on September 9, 2020. See Note 2, "Reorganization" for further details.

Incentive Plans

        Immediately prior to emergence from chapter 11 bankruptcy, the Predecessor incentive plan was cancelled and all share-based compensation awards granted thereunder were either vested or cancelled and the Predecessor Company's Board adopted the 2016 Long-Term Incentive Plan (the 2016 Incentive Plan). An aggregate of 10.0 million shares of the Successor Company's common stock were available for grant pursuant to awards under the 2016 Incentive Plan in the form of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, performance bonuses, stock awards and other incentive awards. On April 6, 2017 (Successor), an amendment to the 2016 Incentive Plan to increase by 9.0 million shares the maximum number of shares of common stock that may be issued thereunder, i.e., a maximum of 19.0 million shares, became effective, which was 20 calendar days following the date the Company mailed an information statement to all stockholders of record notifying them of approval of the amendment by

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY (Continued)

written consent. As of September 30, 2017 (Successor) and December 31, 2016 (Successor), a maximum of 7.3 million and 1.7 million shares of common stock, respectively, remained reserved for issuance under the 2016 Incentive Plan.

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

        For the three and nine months ended September 30, 2017 (Successor) the Company recognized $12.3 million and $33.5 million, respectively, of share-based compensation expense. For the period from September 10, 2016 through September 30, 2016 (Successor), the period from July 1, 2016 through September 9, 2016 (Predecessor) and the period from January 1, 2016 through September 9, 2016 (Predecessor) the Company recognized $13.2 million, $1.2 million, and $4.9 million, respectively, of share-based compensation expense. These were recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

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

        During the nine months ended September 30, 2017 (Successor), the Company granted stock options under the 2016 Incentive Plan covering 1.8 million shares of common stock to employees of the Company. These stock options have exercise prices ranging from $6.55 to $7.75 per share with a weighted average exercise price of $7.72 per share. At September 30, 2017 (Successor), the Company had $17.3 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.5 years.

        During the period from September 10, 2016 through September 30, 2016 (Successor), the Company granted stock options under the 2016 Incentive Plan covering 5.0 million shares of common stock to employees of the Company. These stock options have an exercise price of $9.24 per share with a weighted average exercise price of $9.24 per share. At September 30, 2016 (Successor), the Company had $29.8 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.9 years. Immediately prior to emergence from chapter 11 bankruptcy, all outstanding stock options under the Predecessor Incentive Plan were cancelled. Refer to Note 2, "Reorganization," for further details.

Restricted Stock

        From time to time, the Company grants shares of restricted stock to employees and non-employee directors of the Company. Employee shares typically vest over a three year period at a rate of one-third

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY (Continued)

on the annual anniversary date of the grant, and the non-employee directors' shares vest six months from the date of grant. Certain shares granted under the 2016 Incentive Plan specifically related to the Company's emergence from chapter 11 bankruptcy vested on or before September 30, 2017.

        During the nine months ended September 30, 2017 (Successor), the Company granted 2.0 million shares of restricted stock under the 2016 Incentive Plan to employees and non-employee directors of the Company. These restricted shares were granted at prices ranging from $6.08 to $7.75 per share with a weighted average price of $7.07 per share. At September 30, 2017 (Successor), the Company had $5.7 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.3 years.

        During the period from September 10, 2016 through September 30, 2016 (Successor), the Company granted 2.6 million shares of restricted stock under the 2016 Incentive Plan to employees and non-employee directors of the Company. These restricted shares were granted at prices ranging from $7.82 to $9.24 per share with a weighted average price of $9.17 per share. At September 30, 2016 (Successor), the Company had $12.0 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 0.9 years. Immediately prior to emergence from chapter 11 bankruptcy, all restricted stock awards granted under the Predecessor Incentive Plan were vested. Refer to Note 2, "Reorganization," for further details.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EARNINGS PER COMMON SHARE

        On September 9, 2016, upon emergence from chapter 11 bankruptcy, the Company's Predecessor equity was cancelled and new equity was issued. Refer to Note 2, "Reorganization," for further details.

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Successor		Predecessor
		Period from September 10, 2016 through September 30, 2016	Period from July 1, 2016 through September 9, 2016
	Three Months Ended September 30, 2017

Basic:
Net income (loss) available to common stockholders	$419,287	$(451,483)	$916,421

Weighted average basic number of common shares outstanding	146,944	91,071	120,905

Basic net income (loss) per share of common stock	$2.85	$(4.96)	$7.58

Diluted:
Net income (loss) available to common stockholders	$419,287	$(451,483)	$916,421

Interest on Convertible Note, net	—	—	1,522
Series A preferred dividends	—	—	2,451

Net income (loss) available to common stockholders after assumed conversions	$419,287	$(451,483)	$920,394

Weighted average basic number of common shares outstanding	146,944	91,071	120,905
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of February 2012 Warrants	—	—	Anti-dilutive
Exercise of warrants	Anti-dilutive	Anti-dilutive	—
Vesting of restricted shares	1,546	Anti-dilutive	Anti-dilutive
Vesting of performance units	—	—	—
Conversion of preferred stock	—	—	—
Conversion of Convertible Note	—	—	23,743
Conversion of Series A Preferred Stock	—	—	7,228

Weighted average diluted number of common shares outstanding	148,490	91,071	151,876

Diluted net income (loss) per share of common stock	$2.82	$(4.96)	$6.06

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EARNINGS PER COMMON SHARE (Continued)

	Successor		Predecessor
		Period from September 10, 2016 through September 30, 2016	Period from January 1, 2016 through September 9, 2016
	Nine Months Ended September 30, 2017

Basic:
Net income (loss) available to common stockholders	$580,809	$(451,483)	$(32,794)

Weighted average basic number of common shares outstanding	127,458	91,071	120,513

Basic net income (loss) per share of common stock	$4.56	$(4.96)	$(0.27)

Diluted:
Net income (loss) available to common stockholders	$580,809	$(451,483)	$(32,794)

Weighted average basic number of common shares outstanding	127,458	91,071	120,513
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of February 2012 Warrants	—	—	Anti-dilutive
Exercise of warrants	Anti-dilutive	Anti-dilutive	—
Vesting of restricted shares	952	Anti-dilutive	Anti-dilutive
Vesting of performance units	—	—	—
Conversion of preferred stock	Anti-dilutive		—
Conversion of Convertible Note	—	—	Anti-dilutive
Conversion of Series A Preferred Stock	—	—	Anti-dilutive

Weighted average diluted number of common shares outstanding	128,410	91,071	120,513

Diluted net income (loss) per share of common stock	$4.52	$(4.96)	$(0.27)

        Common stock equivalents, including stock options, restricted shares, warrants, and preferred stock totaling 11.7 million and 19.0 million shares for the three and nine months ended September 30, 2017 (Successor), respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

        Common stock equivalents, including stock options, warrants, restricted shares, convertible debt and preferred stock totaling 11.1 million, 11.9 million and 43.6 million shares for the period from September 10, 2016 through September 30, 2016 (Successor), the period from July 1, 2016 through September 9, 2016 (Predecessor), and the period from January 1, 2016 through September 9, 2016 (Predecessor), respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following (in thousands):

	Successor
	September 30, 2017	December 31, 2016
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$74,645	$86,433
Joint interest accounts	27,637	39,828
Accrued settlements on derivative contracts	673	18,599
Affiliated partnership	11	268
Other	5,787	2,634

	$108,753	$147,762

Prepaids and other:
Prepaids	$5,856	$6,704
Income tax receivable	6,250	—
Other	65	236

	$12,171	$6,940

Funds in escrow and other:
Funds in escrow	$562	$561
Debt issuance costs	479	—
Other	1,367	1,326

	$2,408	$1,887

Accounts payable and accrued liabilities:
Trade payables	$32,911	$24,364
Accrued oil and natural gas capital costs	64,427	32,967
Revenues and royalties payable	47,926	79,147
Accrued interest expense	7,377	31,146
Accrued employee compensation	8,158	3,428
Accrued lease operating expenses	8,924	14,077
Drilling advances from partners	922	422
Income tax payable	—	250
Affiliated partnership	22	323
Other	1,345	60

	$172,012	$186,184

14. SUBSEQUENT EVENTS

Divestiture of Williston Basin Non-Operated Assets

        On September 19, 2017 (Successor), certain wholly owned subsidiaries of the Company entered into an Agreement of Sale and Purchase with a privately-owned company pursuant to which the Company agreed to sell its non-operated properties and related assets located in the Williston Basin in North Dakota and Montana (the Non-Operated Williston Assets) for a total adjusted purchase price of approximately $105.2 million, subject to post-closing adjustments. The effective date of the transaction

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SUBSEQUENT EVENTS (Continued)

is April 1, 2017 and the transaction closed on November 9, 2017. The purchase price is subject to post-closing adjustments for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date, (ii) title and environmental defects, and (iii) other purchase price adjustments customary in oil and gas purchase and sale agreements. Upon the closing of the sale of the Non-Operated Williston Assets, the borrowing base on the Company's Senior Credit Agreement was reduced from $140.0 million to $100.0 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the three and nine months ended September 30, 2017 (Successor) and the period of September 10, 2016 through September 30, 2016 (Successor) and January 1, 2016 through September 9, 2016 (Predecessor) and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, though as described below, our financial statements for prior periods may not be comparable due to our adoption of fresh-start accounting on September 9, 2016. References to "Successor" or "Successor Company" relate to the financial position and results of operations of the reorganized company subsequent to September 9, 2016. References to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the Company prior to, and including, September 9, 2016.

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. For more information, see "Special note regarding forward-looking statements."

Overview

        We are an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. As discussed below in more detail under "Recent Developments," we have recently acquired certain properties in the Delaware Basin, divested our operated assets located in the Williston Basin and assets located in the El Halcón area of East Texas. As a result, our properties and drilling activities are currently focused in the Delaware Basin, where we have an extensive drilling inventory that we believe offers more attractive economics. The Williston Divestiture discussed under "Recent Developments, " improved our liquidity and significantly reduced our debt, better enabling us to accelerate development of our Delaware Basin properties and execute our growth plans in the basin.

        Our average daily oil and natural gas production decreased slightly in the first nine months of 2017 (Successor) when compared to the same period in the prior year due to the El Halcón Divestiture, discussed under "Recent Developments," on March 9, 2017 and the Williston Divestiture on September 7, 2017. This decrease was partially mitigated by the production associated with the acquisition of the Pecos County Assets on February 28, 2017. During the first nine months of 2017 (Successor), production averaged 34,513 Boe/d compared to average daily production of 33,333 Boe/d and 36,787 Boe/d during the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively. During the first nine months of 2017 (Successor), we participated in the drilling of 75 gross (12.6 net) wells, all of which were completed and capable of production.

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

        Oil and natural gas prices are inherently volatile and have declined dramatically since mid-year 2014. In response to this, in 2015 and 2016 we significantly curtailed our capital spending, reduced operating costs, concluded discounted debt exchanges, and incurred substantial asset impairments, primarily as a result of the full cost ceiling test calculation. Despite these efforts low commodity prices persisted and we decided to reorganize under Chapter 11 on September 9, 2016, as discussed in greater detail below.

        The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the crude oil price for October 1, 2017 of $51.67 per barrel, and holding it constant for two months to create a trailing 12-month period of average prices, that is more reflective of recent price trends, our ceiling test limitation would not have generated an impairment. Sustained lower commodity prices would have a material impact upon our full cost ceiling test calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Recent Developments

Divestiture of Williston Basin Non-Operated Assets

        On September 19, 2017 (Successor), certain of our wholly owned subsidiaries entered into an Agreement of Sale and Purchase with a privately-owned company pursuant to which we agreed to sell our non-operated properties and related assets located in the Williston Basin in North Dakota and Montana (the Non-Operated Williston Assets) for a total adjusted purchase price of approximately $105.2 million, subject to post-closing adjustments. The effective date of the transaction is April 1, 2017 and the transaction closed on November 9, 2017. The purchase price is subject to post-closing adjustments for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date, (ii) title and environmental defects, and (iii) other purchase price adjustments customary in oil and gas purchase and sale agreements. Upon the closing of the sale of the Non-Operated Williston Assets, the borrowing base on our Senior Credit Agreement was reduced from $140.0 million to $100.0 million.

Divestiture of Williston Basin Operated Assets

        On July 10, 2017 (Successor), we and certain of our subsidiaries (the Sellers) entered into an Agreement of Sale and Purchase (the Purchase Agreement) with Bruin Williston Holdings, LLC (the Purchaser) for the sale of all of our operated oil and natural gas leases, oil and natural gas wells and related assets located in the Williston Basin in North Dakota, as well as 100% of the membership interests in two of our subsidiaries (the Williston Assets) for a total adjusted sales price of approximately $1.4 billion, subject to post-closing adjustments (the Williston Divestiture). The effective date of the sale was June 1, 2017, and we closed the transaction on September 7, 2017. Estimated proved reserves associated with these properties accounted for approximately 104.9 MMBoe, or approximately 71% of our year-end 2016 proved reserves. The Williston Assets generated net production of approximately 26,180 Boe/d, or approximately 76% of our average daily production during the nine months ended September 30, 2017. We are using the proceeds from the sale to repay borrowings outstanding under our Senior Credit Agreement, repurchase $425.0 million principal amount of the outstanding $850.0 million principal amount of our 6.75% senior unsecured notes due 2025 (the 2025 Notes), and redeem all of our outstanding 12% second lien notes, along with general corporate purposes.

        The sales price is subject to post-closing adjustments for (i) proration of expenses, capital expenditures and revenues as of the effective time, (ii) title and environmental defects, and (iii) other purchase price adjustments customary in oil and gas purchase and sale agreements. We use the full cost method of accounting for our investment in oil and natural gas properties. Under this method of accounting, sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the Williston Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, we recognized a gain on the sale of $491.8 million during the three months ended September 30, 2017 (Successor). The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values. The gain was recorded in "Gain (loss) on the sale of oil and natural gas properties," on the Company's unaudited condensed consolidated statements of operations.

Amended and Restated Senior Secured Revolving Credit Agreement

        On September 7, 2017 (Successor), the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the Senior Credit Agreement) by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. The Senior Credit Agreement amends and restates in its entirety the original Senior Secured Revolving Credit Agreement entered into on September 9, 2016. Pursuant to the Senior Credit Agreement, the lenders party thereto have agreed to provide the Company with a $1.0 billion senior secured reserve-based revolving credit facility with a current borrowing base of $100.0 million. The maturity date of the Senior Credit Agreement is September 7, 2022. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The next scheduled redetermination date is May 2018. The borrowing base takes into account the estimated value of the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 1.25% to 2.25% for ABR-based loans or at specified margins over LIBOR of 2.25% to 3.25% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the facility. The Senior Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) not to exceed 4.00:1.00 and (ii) a Current Ratio (as defined in the Senior Credit Agreement) not to be less than 1.00:1.00.

Repurchase of 2025 Notes

        On September 7, 2017 (Successor), we commenced an offer to purchase for cash up to $425.0 million of the $850.0 million outstanding aggregate principal amount of our 2025 Notes at 103.0% of principal plus accrued and unpaid interest. The consummation of the Williston Divestiture constituted a "Williston Sale" under the indenture governing the 2025 Notes dated as of February 16, 2017 (as supplemented, the February 2017 Indenture). Pursuant to the February 2017 Indenture, we were required to make an offer to all holders of the 2025 Notes to purchase for cash an aggregate principal amount up to $425.0 million of the notes. The offer to purchase expired on October 6, 2017, with notes representing in excess of $425.0 million of principal amount validly tendered. As a result, on October 10, 2017, we repurchased in cash $425.0 million principal amount of the 2025 Notes on a pro rata basis at 103.0% of par plus accrued and unpaid interest.

Redemption of 2022 Second Lien Notes

        On September 7, 2017 (Successor), we issued an irrevocable notice to redeem the outstanding aggregate principal amount of our 12.0% second lien notes due 2022 (the 2022 Second Lien Notes) on October 7, 2017 (the Redemption Date). In accordance with the terms of the indenture governing the 2022 Second Lien Notes, all of the outstanding 2022 Second Lien Notes were redeemed at a redemption price equal to the principal amount of $112.8 million plus a make whole premium of approximately $23.0 million and accrued and unpaid interest of approximately $2.0 million. On September 7, 2017, utilizing $137.8 million of the proceeds from the Williston Divestiture, we deposited with U.S. Bank National Association an amount of funds sufficient to fund the redemption, delivered instructions to apply the deposited funds toward the redemption, and received a written acknowledgment from U.S. Bank National Association of the satisfaction and discharge of the indenture governing the 2022 Second Lien Notes and the obligations of us and our subsidiary guarantors under the 2022 Second Lien Notes and related guarantees. The payment of the redemption price and accrued interest to a holder of 2022 Second Lien Notes became due and payable on the Redemption Date upon presentation and surrender by the holder of such notes.

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

Divestiture of East Texas Eagle Ford Assets

        On January 24, 2017 (Successor), certain of our subsidiaries entered into an Agreement of Sale and Purchase with a subsidiary of Hawkwood Energy, LLC (Hawkwood) for the sale of all of our oil and natural gas properties and related assets located in the Eagle Ford formation of East Texas (the El Halcón Assets) for a total adjusted sales price of $491.1 million (the El Halcón Divestiture). The effective date of the sale was January 1, 2017, and the transaction closed on March 9, 2017. We used the net proceeds from the sale to repay amounts outstanding under our Senior Credit Agreement and for general corporate purposes. The sale properties included approximately 80,500 net acres prospective for the Eagle Ford formation in East Texas. As of December 31, 2016 (Successor), estimated proved reserves from these properties were approximately 35.1 MMBoe, or 24% of our estimated year-end 2016 proved reserves. The sale included approximately 191 gross (135 net) wells that produced approximately 7,600 Boe/d (80% oil) for the year ended December 31, 2016 (Successor).

        We use the full cost method of accounting for our investment in oil and natural gas properties. Under this method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the El Halcón Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, we recognized a gain on the sale of $235.7 million during the nine months ended September 30, 2017 (Successor). The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values. The gain was recorded in "Gain (loss) on sale of oil and natural gas properties," on the unaudited condensed consolidated statements of operations.

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

Acquisition of Delaware Basin Assets (Pecos and Reeves Counties, Texas)

        On January 18, 2017 (Successor), we entered into a Purchase and Sale Agreement with Samson Exploration, LLC (Samson), pursuant to which we agreed to acquire a total of 20,901 net acres and related assets in the Hackberry Draw area of the Delaware Basin, located in Pecos and Reeves Counties, Texas (collectively, the Pecos County Assets), for a total purchase price of $699.2 million (the Pecos County Acquisition). The effective date of the acquisition was November 1, 2016, and we closed the transaction on February 28, 2017. Based on information provided by Samson, we estimate that net production from the Pecos County Assets at the acquisition date was approximately 2,200 Boe/d (72% oil, 15% NGLs, 13% natural gas). We estimate that the Pecos County Assets include a 75% average working interest, with approximately 44% held by production. We are currently operating one rig in the Hackberry Draw. We funded the Pecos County Acquisition with the net proceeds from the private placement of the Preferred Stock and borrowings under our Senior Credit Agreement.

Option Agreement to Acquire Delaware Basin Assets (Ward County, Texas)

        On December 9, 2016 (Successor), we entered into an agreement with a private company for the right to purchase up to 15,040 net acres in the Monument Draw area of the Delaware Basin, located in Ward and Winkler Counties, Texas (the Ward County Assets) prospective for the Wolfcamp and Bone Spring formations for an initial purchase price of $11,000 per acre. The Ward County Assets are divided into two tracts: the Southern Tract, comprising 6,720 net acres, and the Northern Tract, comprising 8,320 net acres, with separate options for each tract. The agreement was subsequently amended on June 14, 2017 (Successor) to increase the purchase price of the Southern and Northern Tract acreage, from $11,000 per acre to $13,000 per acre, for rights to additional depths in the acreage under option. Pursuant to the terms of the agreement, we initially paid $5.0 million and drilled a commitment well on the Southern Tract and on June 15, 2017 (Successor) purchased the Southern Tract acreage for approximately $13,000 per acre. On June 15, 2017 (Successor), we also paid $5.0 million and recently drilled a commitment well on the Northern Tract, to earn the option to acquire the Northern Tract acreage for $13,000 per acre by December 31, 2017.

Reorganization

        The prices of crude oil and natural gas declined dramatically beginning mid-year 2014, before reaching multi-year lows in 2016, as a result of robust non-Organization of the Petroleum Exporting Countries' (OPEC) supply growth led by unconventional production in the United States, weakening demand in emerging markets, and OPEC's production levels. In response to these developments, among other things, in 2015 and 2016 we reduced our spending and completed a series of transactions that resulted in the reduction of our debt by approximately $1.1 billion and reduced our annual interest burden by approximately $61.5 million. We also extended the maturity date and amended other provisions of certain of our debt agreements.

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

        Upon emergence, pursuant to the terms of the Plan, the following significant transactions occurred:

  •
  the Predecessor Credit Agreement was refinanced and replaced with a debtor-in-possession senior secured, super-priority revolving credit facility, which was subsequently converted into the Senior Credit Agreement (see above for further details regarding the Senior Credit Agreement);

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

Capital Resources and Liquidity

        Our near-term capital spending requirements are expected to be funded with cash flows from operations, cash on hand and borrowings under our Senior Credit Agreement, the terms of which are discussed above. The Senior Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) not to exceed 4.00:1.00 and (ii) a Current Ratio (as defined in the Senior Credit Agreement) not to be less than 1.00:1.00. At September 30, 2017 (Successor), under the effective borrowing base of $140.0 million, we had no indebtedness outstanding, $6.4 million letters of credit outstanding and approximately $133.6 million of borrowing capacity available under our Senior Credit Agreement. At September 30, 2017, we were in compliance with the financial covenants under the Senior Credit Agreement.

        We have in the past obtained amendments to the covenants under our financing agreements under circumstances where we anticipated that it might be challenging for us to comply with our financial covenants for a particular period of time. For example, under our Predecessor Senior Credit Agreement, we received a reduction in the minimum required interest coverage ratio of 2.0 to 1.0 on March 21, 2014 and again on February 25, 2015. The basis for these amendment and waiver requests was the potential for us to fall out of compliance as a result of our strategic decisions. Declining commodity prices also adversely impacted our ability to comply with these covenants. As part of our plan to manage liquidity risks, we scaled back our capital expenditures budget, focused our drilling program on our highest return projects, continued to explore opportunities to divest non-core properties and completed our reorganization (as described above). Upon emergence from reorganization under chapter 11, approximately $2.0 billion of our debt obligations were cancelled, reducing our ongoing interest obligations by more than $200 million annually. In the first three months of 2017, we completed the issuance of our 2025 Notes and repurchased the remaining 2020 Second Lien Notes, lowering our interest obligations approximately $3.0 million per year and extending the maturity date of our senior notes from 2020 to 2025. Additionally, we utilized a portion of the proceeds from the Williston Divestiture to redeem all of our outstanding 2022 Second Lien Notes and to repurchase one-half of our outstanding 2025 Notes, which will lower our future interest obligations by approximately $42.2 million per year.

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

        We strive to maintain financial flexibility while pursuing our drilling plans and evaluating potential acquisitions, and will continue to access capital markets (if on acceptable terms) as necessary to, among other things, maintain substantial borrowing capacity under our Senior Credit Agreement, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position and infrastructure projects while sustaining sufficient operating cash levels. Our ability to complete future debt and equity offerings and maintain or increase our borrowing base is subject to a number of variables, including our level of oil and natural gas production, reserves and commodity prices, as well as various economic and market conditions that have historically affected the oil and natural gas industry. Even if we are otherwise successful in growing our reserves and production, if oil and natural gas prices decline for a sustained period of time, our ability to fund our capital expenditures, complete acquisitions, reduce debt, meet our financial obligations and become profitable may be materially impacted.

Cash Flow

        In the first nine months of 2017, cash generated by operating and financing activities, as well as proceeds from the sale of the Williston and El Halcón Assets, were used to fund our acquisition initiatives, primarily the acquisition of the Pecos County Assets, and our drilling and completion program. See "Results of Operations" for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash is summarized as follows (in thousands):

	Successor		Predecessor
		Period from September 10, 2016 through September 30, 2016	Period from January 1, 2016 through September 9, 2016
	Nine Months Ended September 30, 2017

Cash flows provided by (used in) operating activities	$102,222	$12,322	$175,348
Cash flows provided by (used in) investing activities	737,760	(12,241)	(227,774)
Cash flows provided by (used in) financing activities	149,341	(12,013)	58,343

Net increase (decrease) in cash	$989,323	$(11,932)	$5,917

        Operating Activities.    Net cash provided by operating activities for the nine months ended September 30, 2017 (Successor) were $102.2 million compared to $12.3 million and $175.3 million generated during the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively. Key drivers of net operating cash flows are commodity prices, production volumes, operating costs and historically, realized settlements on our derivative contracts.

        The $102.2 million of operating cash flows for the nine months ended September 30, 2017 (Successor) were lower than the prior year period primarily due to a decrease in realized settlements on our derivative contracts. This decrease was partially offset by the impact of increased commodity prices, which served to increase our operating revenues, as well as decreases in cash paid for interest and general and administrative expenses.

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

        Investing Activities.    Net cash provided by investing activities for the nine months ended September 30, 2017 (Successor) was approximately $737.8 million compared to net cash used in investing activities of $12.2 million and $227.8 million for the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively.

        During the first nine months of 2017 (Successor), we incurred cash expenditures of $700.1 million to acquire the Pecos County Assets of which $674.6 million related to the oil and natural gas properties and $25.5 million related to the other operating property and equipment. In addition to the acquisition of the Pecos County Assets, we spent $242.1 million on other acquisitions, primarily in the Delaware Basin to increase our position in the area. We spent $218.9 million on oil and natural gas capital expenditures, of which $206.1 million related to drilling and completion costs. These cash outflows for acquisitions and our drilling and completion activities were more than offset by cash inflows from our non-core sales. Approximately $1.39 billion of the proceeds from the Williston Divestiture were allocated to the oil and natural gas properties divested and $10.9 million of the proceeds were allocated to the other operating property and equipment divested. Proceeds from the sale of the El Halcón Assets were $494.3 million of which $484.1 million related to the oil and natural gas properties divested and $10.2 million related to the other operating property and equipment divested.

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

        Financing Activities.    Net cash flows provided by financing activities for the nine months ended September 30, 2017 (Successor) were approximately $149.3 million compared to net cash flows used in financing activities of $12.0 million for the period of September 10, 2016 through September 30, 2016 (Successor) and net cash flows provided by financing activities of $58.3 million for the period of January 1, 2016 through September 9, 2016 (Predecessor).

        During the first nine months of 2017 (Successor) we issued $850.0 million aggregate principal amount of our new 6.75% senior unsecured notes due 2025. Proceeds from the private placement were approximately $834.1 million after deducting initial purchasers' discounts and commissions and offering expenses. We utilized the majority of the net proceeds from the private placement to fund the repurchase and redemption of the our 2020 Second Lien Notes. The net cash to make these repurchases and redemptions was approximately $736.8 million and we recognized a loss on the extinguishment of debt, representing a $30.9 million loss on the repurchase for the tender premium paid and a $26.0 million loss on the write-off of the discount on the notes. During the first nine months of 2017 (Successor), we utilized a portion of the proceeds from the Williston Divestiture to redeem all of our outstanding 2022 Second Lien Notes. The net cash used to make the redemption was approximately $137.8 million and we recognized a loss on the extinguishment of debt, representing a $23.0 million loss on the redemption for the make whole premium paid and a $6.2 million loss on the write-off of the discount on the notes. We also paid a consent fee of approximately $16.9 million to the holders of our 2025 Notes. Additionally, we issued 5,518 shares of the Preferred Stock at $72,500 per share. Gross proceeds from this issuance were approximately $400.1 million.

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

Contractual Obligations

        The following summarizes our contractual obligations and commitments by payment periods as of September 30, 2017 (Successor) (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Remaining period in 2017	Years 2018 - 2019	Years 2020 - 2021	Years 2022 and Beyond
Senior revolving credit facility	$—	$—	$—	$—	$—
6.75% senior notes due 2025(1)	850,000	425,000	—	—	425,000
Interest expense on long-term debt(2)	215,268	7,817	58,712	58,712	90,027
Operating leases	12,647	830	6,329	3,308	2,180
Drilling rig commitments(3)	4,418	2,378	2,040	—	—
Rig stacking commitments	5,226	966	1,260	3,000	—

Total contractual obligations	$1,087,559	$436,991	$68,341	$65,020	$517,207

(1)
On October 10, 2017, we repurchased $425.0 million principal amount of the 2025 Notes at 103.0% of par plus accrued and unpaid interest. Excludes a $16.7 million unamortized discount and $15.6 million unamortized debt issuance costs.

(2)
Future interest expense was calculated based on interest rates and amounts outstanding at September 30, 2017 less required annual repayments. It includes approximately $0.5 million of interest accrued on the $425.0 million principal amount of 2025 Notes which were redeemed on October 10, 2017.

(3)
Early termination of our drilling rig commitments would result in termination penalties approximating $1.7 million, which would be in lieu of paying the remaining active commitments of approximately $4.4 million.

        We lease corporate office space in Houston, Texas and Denver, Colorado as well as other field office locations. Rent expense was approximately $3.0 million for the nine months ended September 30, 2017 (Successor). Rent expense was approximately $0.4 million for the period of September 10, 2016 through September 30, 2016 (Successor) and $5.9 million for the period January 1, 2016 through September 30, 2016 (Predecessor).

        On December 9, 2016 (Successor), we entered into an agreement with a private company for the right to purchase up to 15,040 net acres in the Monument Draw area of the Delaware Basin, located in Ward and Winkler Counties, Texas (the Ward County Assets) prospective for the Wolfcamp and Bone Spring formations for an initial purchase price of $11,000 per acre. The Ward County Assets are divided into two tracts: the Southern Tract, comprising 6,720 net acres, and the Northern Tract, comprising 8,320 net acres, with separate options for each tract. The agreement was subsequently amended on June 14, 2017 (Successor) to increase the purchase price of the Southern and Northern Tract acreage, from $11,000 per acre to $13,000 per acre, for rights to additional depths in the acreage under option. Pursuant to the terms of the agreement, we initially paid $5.0 million and drilled a commitment well on the Southern Tract and on June 15, 2017 (Successor) purchased the Southern Tract acreage for approximately $13,000 per acre. On June 15, 2017 (Successor), we also paid $5.0 million and recently drilled a commitment well on the Northern Tract, to earn the option to acquire the Northern Tract acreage for $13,000 per acre by December 31, 2017. This option purchase agreement is not included in the table above.

        We have entered into various long-term gathering, transportation and sales contracts with respect to production from the Delaware Basin in West Texas. As of September 30, 2017 (Successor), we had in place two long-term crude oil contracts and four long-term natural gas contracts in this area. Under the terms of these contracts, we have committed a substantial portion of our production from this area for periods ranging from one to eight years from the date of first production. The sales prices under these contracts are based on posted market rates.

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

Results of Operations

Three Months Ended September 30, 2017 and 2016

        The table included below sets forth financial information for the periods presented. As a result of our application of fresh-start accounting upon our emergence from chapter 11 bankruptcy, on September 9, 2016, our financial results are not comparable to prior periods.

	Successor		Predecessor
		Period from September 10, 2016 through September 30, 2016	Period from July 1, 2016 through September 9, 2016
	Three Months Ended September 30, 2017

In thousands (except per unit and per Boe amounts)
Net income (loss)	$419,287	$(450,692)	$926,260
Operating revenues:
Oil	88,256	21,260	74,002
Natural gas	2,886	823	2,610
Natural gas liquids	5,448	798	2,488
Other	363	226	247
Operating expenses:
Production:
Lease operating	17,798	3,791	12,473
Workover and other	3,644	1,565	6,801
Taxes other than income	6,846	2,173	7,442
Gathering and other	10,886	2,637	7,376
Restructuring	1,275	—	95
General and administrative:
General and administrative	26,937	3,485	16,093
Share-based compensation	12,258	13,196	1,224
Depletion, depreciation and accretion:
Depletion—Full cost	34,336	8,716	24,115
Depreciation—Other	1,230	204	1,120
Accretion expense	374	131	383
Full cost ceiling impairment	—	420,934	—
(Gain) loss on sale of oil and natural gas properties	(491,830)	—	—
Other income (expenses):
Net gain (loss) on derivative contracts	(22,415)	(7,575)	17,783
Interest expense and other, net	(19,330)	(5,479)	(16,136)
Reorganization items	—	(556)	913,722
Gain (loss) on extinguishment of debt	(29,167)	—	—
Income tax benefit (provision)	17,000	(3,357)	8,666
Production:
Oil—MBbls	2,007	533	1,844
Natural Gas—Mmcf	1,874	521	1,718
Natural gas liquids—MBbls	335	80	315
Total MBoe(1)	2,655	700	2,445
Average daily production—Boe/d(1)	28,859	33,333	34,437
Average price per unit(2):
Oil price—Bbl	$43.97	$39.89	$40.13
Natural gas price—Mcf	1.54	1.58	1.52
Natural gas liquids price—Bbl	16.26	9.98	7.90
Total per Boe(1)	36.38	32.69	32.35
Average cost per Boe:
Production:
Lease operating	$6.70	$5.42	$5.10
Workover and other	1.37	2.24	2.78
Taxes other than income	2.58	3.10	3.04
Gathering and other	4.10	3.77	3.02
Restructuring	0.48	—	0.04
General and administrative:
General and administrative	10.15	4.98	6.58
Share-based compensation	4.62	18.85	0.50
Depletion	12.93	12.45	9.86

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

        Oil, natural gas and natural gas liquids revenues were $96.6 million, $22.9 million and $79.1 million for three months ended September 30, 2017 (Successor), the period of September 10, 2016 through

September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively. Average realized prices (excluding the effects of hedging arrangements) were $36.38 per Boe, $32.69 per Boe and $32.35 per Boe for the three months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively. Oil and natural gas prices are inherently volatile and have decreased significantly since early 2014 levels with only modest increases in 2017. Our average daily oil and natural gas production decreased in the three months ended September 30, 2017 (Successor) when compared to the same period in the prior year due to the El Halcón Divestiture in the first quarter of 2017 and the Williston Divestiture in the third quarter of 2017. This decrease was partially mitigated by the production associated with the acquisition of the Pecos County Assets and our drilling activities since acquiring the assets.

        Lease operating expenses were $17.8 million, $3.8 million and $12.5 million for the three months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively. The increase in lease operating expenses during 2017 relates to costs in our Bakken/Three Forks area, where we have increased our well inventory over the prior year period, and repairs, maintenance and operational improvements on wells acquired in the Pecos County Acquisition. On a per unit basis, lease operating expenses were $6.70 per Boe, $5.42 per Boe and $5.10 per Boe for the three months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively.

        Workover and other expenses were $3.6 million, $1.6 million and $6.8 million for the three months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively. The decreased costs in 2017 are attributable to our Bakken/Three Forks area where the workover rig count has decreased. On a per unit basis, workover and other expenses were $1.37 per Boe, $2.24 per Boe and $2.78 per Boe for the three months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively.

        Taxes other than income were $6.8 million, $2.2 million and $7.4 million for the three months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.58 per Boe, $3.10 per Boe and $3.04 per Boe for the three months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively.

        Gathering and other expenses were $10.9 million, $2.6 million and $7.4 million for the three months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively. Gathering and other expenses include gathering fees paid on our oil and natural gas production as well as rig termination or stacking charges incurred. Approximately $7.6 million, $1.8 million and $4.9 million of expenses incurred for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively, relate to gathering and other fees paid on our oil and natural gas production. Also included are $1.3 million, $0.7 million and $2.3 million of rig stacking or termination charges for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively.

        During the three months ended September 30, 2017 (Successor), we incurred approximately $1.3 million in severance costs related to the termination of certain employees in conjunction with the Williston Divestiture. For the period of September 10, 2016 through September 30, 2016 (Successor) and July 1, 2016 through September 9, 2016 (Predecessor), we incurred zero and $0.1 million, respectively, in severance costs related to reductions in our workforce.

        General and administrative expense was $26.9 million, $3.5 million and $16.1 million for the three months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively. The increase in general and administrative expense from the prior year period is primarily due to $8.4 million of transaction costs paid in conjunction with the Williston Divestiture. On a per unit basis, general and administrative expenses were $10.15 per Boe, $4.98 per Boe and $6.58 per Boe for the three months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively.

        Share-based compensation expense was $12.3 million, $13.2 million and $1.2 million for the three months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively. Share-based compensation expense decreased from the prior year period due to forfeitures in the current year period.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. On a per unit basis, depletion expense was $12.93 per Boe, $12.45 per Boe and $9.86 per Boe for the three months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively. The increase in depletion expense and the depletion rate per Boe from 2016 levels is due to the El Halcón and Williston Divestitures.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling", based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves using the first-day-of-the-month average price for the 12-months ended September 30, 2017. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. As of September 30, 2017 (Successor), the net book value of oil and natural gas properties did not exceed the ceiling amount. We recorded a full cost ceiling test impairment before income taxes of $420.9 million for the period of September 10, 2016 through September 30, 2016 (Successor). The impairment at September 30, 2016 primarily reflects the pricing differences between the first-day-of-the-month average price for the preceding twelve months required by Regulation S-X, Rule 4-10 and ASC 932 used in calculating the ceiling test and the forward-looking prices required by ASC 852 to estimate the fair value of the Company's oil and natural gas properties on the fresh-start reporting date of September 9, 2016. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the Williston Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves.

Accordingly, we recognized a gain on the sale of $491.8 million during the three months ended September 30, 2017 (Successor). The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we record the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At September 30, 2017 (Successor), we had a $6.6 million derivative asset, $5.2 million of which was classified as current and we had a $5.5 million derivative liability, $3.3 million of which was classified as current associated with these contracts. We recorded a net derivative loss of $22.4 million ($31.2 million net unrealized loss and $8.8 million net realized gain on settled contracts) for the three months ended September 30, 2017 (Successor) compared to a net derivative loss of $7.6 million ($30.3 million net unrealized loss and $22.7 million net realized gain on settled contracts) and a net derivative gain of $17.8 million ($39.4 million net unrealized loss and $57.2 million net realized gain on settled contracts) for the period of September 10, 2016 through September 30, 2016 (Successor) and for the period of July 1, 2016 through September 10, 2016 (Predecessor), respectively.

        Interest expense and other was $19.3 million, $5.5 million and $16.1 million for the three months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of July 1, 2016 through September 9, 2016 (Predecessor), respectively. Capitalized interest for the three months ended September 30, 2017 (Successor) and the period of September 10, 2016 through September 30, 2016 (Successor) was zero. Capitalized interest for the period of July 1, 2016 through September 9, 2016 (Predecessor) was $15.2 million and gross interest expense was $39.6 million. The decrease in gross interest expense in 2017 was primarily due to the discontinuance of interest on our senior notes that were cancelled as part of our reorganization under chapter 11.

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

        On September 7, 2017 (Successor), we issued an irrevocable notice to redeem the outstanding aggregate principal amount of our 2022 Second Lien Notes on October 7, 2017. On September 7, 2017, utilizing $137.8 million of the proceeds from the Williston Divestiture, we deposited with U.S. Bank National Association an amount of funds sufficient to fund the redemption, delivered instructions to apply the deposited funds toward the redemption, and received a written acknowledgment from U.S. Bank National Association of the satisfaction and discharge of the indenture governing the 2022 Second Lien Notes and the obligations of us and our subsidiary guarantors under the 2022 Second Lien Notes and related guarantees. We recognized a $29.2 million loss on the extinguishment of debt, representing a $23.0 million loss on the redemption for the make whole premium paid and a $6.2 million loss on the write-off of the discount on the notes.

        We recorded an income tax benefit of $17.0 million for the three months ended September 30, 2017 (Successor) resulting from the reversal of the $12.0 million alternative minimum tax generated primarily by the sale of the El Halcón Assets combined with the reversal of the $5.0 million alternative minimum tax liability recorded in 2016. We recorded an income tax provision of $3.4 million for the period of September 10, 2016 through September 30, 2016 (Successor) and an income tax benefit of $8.7 million for the period of July 1, 2016 through September 9, 2016 (Predecessor) related to our estimated 2016 alternative minimum tax liability and the reversal of the Predecessor 2015 alternative minimum tax liability, respectively.

Nine Months Ended September 30, 2017 and 2016

        The table included below sets forth financial information for the periods presented. As a result of our application of fresh-start accounting upon our emergence from chapter 11 bankruptcy, on September 9, 2016, our financial results are not comparable to prior periods.

	Successor		Predecessor
		Period from September 10, 2016 through September 30, 2016	Period from January 1, 2016 through September 9, 2016
	Nine Months Ended September 30, 2017
In thousands (except per unit and per Boe amounts)

Net income (loss)	$628,816	$(450,692)	$11,958
Operating revenues:
Oil	319,472	21,260	248,064
Natural gas	15,051	823	9,511
Natural gas liquids	16,779	798	7,929
Other	1,386	226	1,339
Operating expenses:
Production:
Lease operating	58,822	3,791	50,032
Workover and other	22,213	1,565	22,507
Taxes other than income	29,149	2,173	24,453
Gathering and other	34,640	2,637	29,279
Restructuring	2,080	—	5,168
General and administrative:
General and administrative	53,418	3,485	78,765
Share-based compensation	33,548	13,196	4,876
Depletion, depreciation and accretion:
Depletion—Full cost	96,141	8,716	114,775
Depreciation—Other	3,417	204	4,366
Accretion expense	1,230	131	1,414
Full cost ceiling impairment	—	420,934	754,769
(Gain) loss on sale of oil and natural gas properties	(727,520)	—	—
Other operating property and equipment impairment	—	—	28,056
Other income (expenses):
Net gain (loss) on derivative contracts	28,139	(7,575)	(17,998)
Interest expense and other, net	(63,808)	(5,479)	(122,249)
Reorganization items	—	(556)	913,722
Gain (loss) on extinguishment of debt	(86,065)	—	81,434
Income tax benefit (provision)	5,000	(3,357)	8,666
Production:
Oil—MBbls	7,108	533	7,118
Natural Gas—Mmcf	6,892	521	6,560
Natural gas liquids—MBbls	1,165	80	1,096
Total MBoe(1)	9,422	700	9,307
Average daily production—Boe(1)	34,513	33,333	36,787
Average price per unit(2):
Oil price—Bbl	$44.95	$39.89	$34.85
Natural gas price—Mcf	2.18	1.58	1.45
Natural gas liquids price—Bbl	14.40	9.98	7.23
Total per Boe(1)	37.29	32.69	28.53
Average cost per Boe:
Production:
Lease operating	$6.24	$5.42	$5.38
Workover and other	2.36	2.24	2.42
Taxes other than income	3.09	3.10	2.63
Gathering and other	3.68	3.77	3.15
Restructuring	0.22	—	0.56
General and administrative:
General and administrative	5.67	4.98	8.46
Share-based compensation	3.56	18.85	0.52
Depletion	10.20	12.45	12.33

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

        Oil, natural gas and natural gas liquids revenues were $351.3 million, $22.9 million and $265.5 million for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively. Average realized prices (excluding the effects of hedging arrangements) were $37.29 per Boe, $32.69 per Boe and $28.53 per Boe for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively. Oil and natural gas prices are inherently volatile and have decreased significantly since early 2014 levels with only modest increases in 2017. Our average daily oil and natural gas production decreased slightly in the first nine months of 2017 (Successor) when compared to the same period in the prior year due to the El Halcón Divestiture in the first quarter of 2017 and the Williston Divestiture in the third quarter of 2017. This decrease was partially mitigated by the production associated with the acquisition of the Pecos County Assets in the first quarter of 2017 and our drilling activities since acquiring the assets.

        Lease operating expenses were $58.8 million, $3.8 million and $50.0 million for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively. The increase in lease operating expenses during 2017 relates to costs in our Bakken/Three Forks area, where we have increased our well inventory over the prior year period, and repairs, maintenance and operational improvements on wells acquired in the Pecos County Acquisition. On a per unit basis, lease operating expenses were $6.24 per Boe, $5.42 per Boe and $5.38 per Boe for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively.

        Workover and other expenses were $22.2 million, $1.6 million and $22.5 million for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively. The decreased costs in 2017 are attributable to our Bakken/Three Forks area where the workover rig count has decreased. On a per unit basis, workover and other expenses were $2.36 per Boe, $2.24 per Boe and $2.42 per Boe for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively.

        Taxes other than income were $29.1 million, $2.2 million and $24.5 million for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $3.09 per Boe, $3.10 per Boe and $2.63 per Boe for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively.

        Gathering and other expenses were $34.6 million, $2.6 million and $29.3 million for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively. Gathering and other expenses include gathering fees paid on our oil and natural gas production as well as rig termination or stacking charges incurred. Approximately $25.6 million, $1.8 million and $19.8 million for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively, relate to gathering and other fees paid on our oil and natural gas production. Also included are $5.9 million, $0.7 million and

$8.8 million of rig stacking or termination charges for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively.

        During the nine months ended September 30, 2017 (Successor), we incurred $2.1 million in severance costs and accelerated stock-based compensation expense related to the termination of certain employees in conjunction with the El Halcón and Williston Divestitures. For the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), we incurred zero and $5.2 million, respectively, in severance costs and accelerated stock-based compensation expense related to reductions in our workforce.

        General and administrative expense was $53.4 million, $3.5 million and $78.8 million for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively. General and administrative expense in the prior year period included fees associated with the effort to restructure our indebtedness, costs associated with key employee retention agreements and settlements of disputes with lease brokers and warrant holders. The decrease from the prior year period is also a result of a reduction in our workforce and office lease expenses. On a per unit basis, general and administrative expenses were $5.67 per Boe, $4.98 per Boe and $8.46 per Boe for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively.

        Share-based compensation expense was $33.5 million, $13.2 million and $4.9 million for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively. Share-based compensation expense increased from the Predecessor period due to equity awards made since our emergence from reorganization under chapter 11.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. On a per unit basis, depletion expense was $10.20 per Boe, $12.45 per Boe and $12.33 per Boe for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively. The decrease in depletion expense and the depletion rate per Boe from 2016 levels is attributable to decreases in the amortizable base due to our full cost ceiling test impairments recorded in 2016.

        We utilize the full cost method of accounting to account for our oil and natural gas exploration and development activities. Under this method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling", based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves using the first-day-of-the-month average price for the 12-months ended September 30, 2017. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. As of September 30, 2017 (Successor), the net book value of oil and natural gas properties did not exceed the ceiling amount. We recorded a full cost ceiling test impairment before income taxes of $420.9 million for the period of September 10, 2016 through September 30, 2016 (Successor). The impairment at September 30, 2016 primarily reflects the pricing differences between the first-day-of-the-month average price for the preceding twelve months required by Regulation S-X, Rule 4-10 and ASC 932 used in calculating the ceiling test and the forward-looking prices required by ASC 852 to estimate the fair value of the Company's oil and natural gas properties on the fresh-start reporting date, September 9, 2016. We recorded a full cost ceiling test impairment before income taxes of $754.8 million for the period January 1, 2016 through September 9, 2016 (Predecessor). The ceiling test impairments were driven by decreases in the first-day-of-the-month average prices for crude oil used in the ceiling test calculations since December 31, 2015. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the Williston and El Halcón Divestitures were accounted for as adjustments of capitalized costs with no gain or loss recognized, the adjustments would have significantly altered the relationship between capitalized costs and proved reserves at the time of each of the transactions. Accordingly, we recognized a gain on the sale of the Williston Assets of $491.8 million during the three months ended September 30, 2017 (Successor). We recognized a gain on the sale of the El Halcón Assets of $235.7 million during the nine months ended September 30, 2017 (Successor). The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.

        We review our other operating property and equipment for impairment in accordance with ASC 360. For the period of January 1, 2016 through September 9, 2016 (Predecessor), we recorded a non-cash impairment charge of $28.1 million. The impairment related to our gross investments of $32.8 million in gas gathering infrastructure that were not likely to be economically recoverable at that point in time due to our shift in exploration, drilling and developmental plans for 2016 to our most economic areas as a result of the low commodity price environment.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we record the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At September 30, 2017 (Successor), we had a $6.6 million derivative asset, $5.2 million of which was classified as current and we had a $5.5 million derivative liability, $3.3 million of which was classified as current associated with these contracts. We recorded a net derivative gain of $28.1 million ($11.0 million net unrealized gain and $17.1 million net realized gain on settled contracts) for the nine months ended September 30, 2017 (Successor). We recorded a net derivative loss of $7.6 million ($30.3 million net unrealized loss and $22.7 million net realized gain on settled contracts) and $18.0 million ($263.7 million net unrealized loss and $245.7 million net realized gain on settled contracts) for the period of September 10, 2016 through September 30, 2016 (Successor) and for the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively.

        Interest expense and other was $63.8 million, $5.5 million and $122.2 million for the nine months ended September 30, 2017 (Successor), the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively. Capitalized interest for the nine months ended September 30, 2017 (Successor) and the period of September 10, 2016 through September 30, 2016 (Predecessor) was zero. Capitalized interest for the period of January 1, 2016 through September 9, 2016 (Predecessor) was $68.2 million. Gross interest expense was $195.7 million for the period of January 1, 2016 through September 9, 2016 (Predecessor). The decrease in gross interest expense was primarily due to the discontinuance of interest on our senior notes that were cancelled as part of our reorganization under chapter 11.

        We incurred reorganization expense of $0.6 million and a reorganization gain of $913.7 million for the period of September 10, 2016 through September 30, 2016 (Successor) and the period of January 1, 2016 through September 9, 2016 (Predecessor), respectively. The Successor expense was associated with legal and professional fees directly attributable to the chapter 11 bankruptcy. The Predecessor gain primarily resulted from the gain on the discharge of debt and fresh-start accounting adjustments upon emergence from chapter 11 bankruptcy.

        On September 7, 2017 (Successor), we issued an irrevocable notice to redeem the outstanding aggregate principal amount of our 2022 Second Lien Notes on October 7, 2017. On September 7, 2017, utilizing $137.8 million of the proceeds from the Williston Divestiture, we deposited with U.S. Bank National Association an amount of funds sufficient to fund the redemption, delivered instructions to apply the deposited funds toward the redemption, and received a written acknowledgment from U.S. Bank National Association of the satisfaction and discharge of the indenture governing the 2022 Second Lien Notes and the obligations of us and our subsidiary guarantors under the 2022 Second Lien Notes and related guarantees. We recognized a loss on the extinguishment of debt, representing a $23.0 million loss on the redemption for the make whole premium paid and a $6.2 million loss on the write-off of the discount on the notes. During the nine months ended September 30, 2017 (Successor), we repurchased and redeemed approximately $700.0 million principal amount of our 2020 Second Lien Notes. Upon settlement of the repurchases and redemptions, we recorded a net loss on extinguishment of debt of approximately $56.9 million, which included a write-off of $26.0 million associated with the discount for the notes. During the first three months of 2016 (Predecessor), we repurchased approximately $91.8 million principal amount of our then outstanding senior unsecured notes, consisting of $24.5 million principal amount of our 9.75% senior notes due 2020, $51.8 million principal amount of our 8.875% senior notes due 2021, and $15.5 million principal amount of our 9.25% senior notes due 2022 for cash at prevailing market prices at the time of the transactions. The net cash used to make these repurchases was approximately $9.7 million. Upon settlement of the repurchases, we paid all accrued and unpaid interest since the respective interest payment dates of the notes repurchased and we recorded a net gain on the extinguishment of debt of approximately $81.4 million, which included the write-down of $0.7 million associated with related issuance costs and discounts and premiums for the respective notes.

        We recorded an income tax benefit of $5.0 million for the nine months ended September 30, 2017 (Successor), resulting from the reversal of our estimated 2016 alternative minimum tax liability. We recorded an income tax provision of $3.4 million for the period of September 10, 2016 through September 30, 2016 (Successor) and an income tax benefit of $8.7 million for the period January 1, 2016 through September 9, 2016 (Predecessor) related to our estimated 2016 alternative minimum tax liability and the reversal of the Predecessor estimated 2015 alternative minimum tax liability, respectively.

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

Interest Rate Sensitivity

        Historically, we have been exposed to interest rate risk exposure primarily from fluctuations in short-term rates, which are LIBOR and ABR based. These fluctuations can cause reductions of earnings or cash flows due to increases in the interest rates that we have historically paid on these obligations. At September 30, 2017 (Successor), the principal amount of our debt was $850.0 million which bears interest at a weighted average fixed interest rate of 6.75% per year. At September 30, 2017 (Successor), we did not have any amounts drawn under our Senior Credit Agreement. Therefore, we do not currently have any long-term debt that bears interest at floating and variable interest rates. If we incur future indebtedness which bears interest at variable rates, fluctuations in market interest rates could cause our annual interest costs to fluctuate.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2017. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Our Williston Basin operated assets represented the substantial majority of our production, proved reserves and revenues, and following the sale of these assets we will be substantially dependent upon our drilling success on our Delaware Basin properties, which are largely undeveloped and with which we have less experience.

        For the nine months ended September 30, 2017, our Williston Basin operated assets represented approximately 76% of our production and our revenue. As of December 31, 2016, our Williston Basin operated assets represented approximately 71% of our proved reserves, of which 62% was classified as proved developed. The disposition of our Williston Basin operated assets, combined with our other recent acquisition and divestiture activities, transformed our company from one operating in multiple basins in which we have years of accumulated operational experience and substantial proved developed acreage to one with largely unproven acreage concentrated in the Delaware Basin, an area in which we have only limited recent experience. As a consequence, we will be subject to the greater risks associated with a more concentrated, less developed property portfolio in an area where we have less experience, and more dependent upon our future drilling success in that area. If our drilling results are less than anticipated, or the risks associated with a more concentrated property portfolio such as regional supply and demand factors and delays or interruptions in production from governmental regulation, transportation constraints, market limitations, water shortages or other conditions, adversely impact our ability to produce or market our production, it could have a material adverse effect on our results of operations, financial condition and prospects.

Item 2.    Unregistered Sales of Equity Securities and the Use of Proceeds

        The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2017	—	$—	—	—
August 2017	—	—	—	—
September 2017	292,914	6.24	—	—

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

2.1	*	Agreement of Sale and Purchase, dated September 19, 2017, by and among Halcón Energy Properties, Inc., HRC Energy, LLC, Halcón Holdings, Inc. and Halcón Operating Co., Inc., collectively as seller, and Riverbend Oil and Gas VI, LLC, as purchaser.

3.1		Amended and Restated Certificate of Incorporation of Halcón Resources Corporation dated September 9, 2016 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed September 9, 2016).

3.2		Fifth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed May 7, 2015).

3.2.1		Amendment No. 1 to the Fifth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed September 9, 2016).

4.1		Indenture, dated as of February 16, 2017, among Halcón Resources Corporation, the guarantors named therein and U.S. Bank National Association, as Trustee, relating to Halcón Resources Corporation's 6.75% Senior Unsecured Notes due 2025 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed February 16, 2017).

4.1.1		First Supplemental Indenture dated as of July 24, 2017, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the to the 6.75% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed July 25, 2017).

4.1.2	*	Second Supplemental Indenture dated as of October 9, 2017, by and among Halcón Resources Corporation, the parties named therein as subsidiary guarantors, and U.S. Bank National Association, as Trustee, relating to the 6.75% Senior Notes due 2025.

10.1		Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 7, 2017, by and among Halcón Resources Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto as lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 11, 2017).

12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer

31.2	*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer

32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached hereto.

†
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HALCÓN RESOURCES CORPORATION
November 9, 2017	By:	/s/ FLOYD C. WILSON
		Name:	Floyd C. Wilson
		Title:	Chairman of the Board, Chief Executive Officer and President
November 9, 2017	By:	/s/ MARK J. MIZE
		Name:	Mark J. Mize
		Title:	Executive Vice President, Chief Financial Officer and Treasurer
November 9, 2017	By:	/s/ JOSEPH S. RINANDO, III
		Name:	Joseph S. Rinando, III
		Title:	Senior Vice President, Chief Accounting Officer and Controller