Form 10-Q
period 2018-03-31
HALCON RESOURCES CORP
filed 2018-05-02
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

        At April 27, 2018, 160,457,918 shares of the Registrant's Common Stock were outstanding.

Special note regarding forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, the number and location of wells to be drilled in the future, future cash flows and borrowings, pursuit of potential acquisition opportunities, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "objective," "believe," "predict," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the "Risk Factors" section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

  •
  volatility in commodity prices for oil, natural gas and NGLs;

  •
  our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;

  •
  our ability to replace our oil and natural gas reserves and production;

  •
  the possibility that acquisitions may involve unexpected costs or delays, and that acquisitions may not achieve intended benefits and may divert management's time and energy;

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

  •
  access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to market and marketing outlets to sell our production at market prices;

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$43,069	$122,521
Natural gas	2,319	6,219
Natural gas liquids	3,712	6,025

Total oil, natural gas and natural gas liquids sales	49,100	134,765
Other	155	833

Total operating revenues	49,255	135,598

Operating expenses:
Production:
Lease operating	4,915	20,644
Workover and other	1,361	11,441
Taxes other than income	3,029	11,576
Gathering and other	6,422	11,942
Restructuring	101	755
General and administrative	15,210	20,849
Depletion, depreciation and accretion	15,991	32,886
(Gain) loss on sale of oil and natural gas properties	3,679	(231,190)

Total operating expenses	50,708	(121,097)

Income (loss) from operations	(1,453)	256,695
Other income (expenses):
Net gain (loss) on derivative contracts	5,903	26,398
Interest expense and other	(7,048)	(24,843)
Gain (loss) on extinguishment of debt	—	(56,898)

Total other income (expenses)	(1,145)	(55,343)

Income (loss) before income taxes	(2,598)	201,352
Income tax benefit (provision)	—	(12,000)

Net income (loss)	(2,598)	189,352
Non-cash preferred dividend	—	(801)

Net income (loss) available to common stockholders	$(2,598)	$188,551

Net income (loss) per share of common stock:
Basic	$(0.02)	$2.07

Diluted	$(0.02)	$1.69

Weighted average common shares outstanding:
Basic	153,884	91,274

Diluted	153,884	112,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$382,075	$424,071
Accounts receivable	41,608	36,416
Receivables from derivative contracts	13,465	677
Prepaids and other	10,520	10,628

Total current assets	447,668	471,792

Oil and natural gas properties (full cost method):
Evaluated	984,861	877,316
Unevaluated	898,515	765,786

Gross oil and natural gas properties	1,883,376	1,643,102
Less—accumulated depletion	(584,616)	(570,155)

Net oil and natural gas properties	1,298,760	1,072,947

Other operating property and equipment:
Other operating property and equipment	130,820	101,282
Less—accumulated depreciation	(5,424)	(4,092)

Net other operating property and equipment	125,396	97,190

Other noncurrent assets:
Receivables from derivative contracts	4,590	—
Funds in escrow and other	21,658	1,691

Total assets	$1,898,072	$1,643,620

Current liabilities:
Accounts payable and accrued liabilities	$113,606	$131,087
Liabilities from derivative contracts	26,448	19,248

Total current liabilities	140,054	150,335

Long-term debt, net	612,055	409,168
Other noncurrent liabilities:
Liabilities from derivative contracts	7,097	7,751
Asset retirement obligations	4,641	4,368
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: 1,000,000,000 shares of $0.0001 par value authorized; 160,468,799 and 149,379,491 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	16	15
Additional paid-in capital	1,081,105	1,016,281
Retained earnings (accumulated deficit)	53,104	55,702

Total stockholders' equity	1,134,225	1,071,998

Total liabilities and stockholders' equity	$1,898,072	$1,643,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Preferred Stock		Common Stock			Retained Earnings (Accumulated Deficit)
					Additional Paid-In Capital		Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2016	—	$—	92,991	$9	$592,663	$(479,984)	$112,688
Net income (loss)	—	—	—	—	—	535,686	535,686
Sale of preferred stock	6	—	—	—	352,048	—	352,048
Preferred beneficial conversion feature	—	—	—	—	48,007	—	48,007
Conversion of preferred stock	(6)	—	55,180	6	(6)	—	—
Offering costs	—	—	—	—	(11,919)	—	(11,919)
Long-term incentive plan grants	—	—	2,022	—	—	—	—
Long-term incentive plan forfeitures	—	—	(498)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(316)	—	(1,995)	—	(1,995)
Stock-based compensation	—	—	—	—	37,483	—	37,483

Balances at December 31, 2017	—	—	149,379	15	1,016,281	55,702	1,071,998
Net income (loss)	—	—	—	—	—	(2,598)	(2,598)
Common stock issuance	—	—	9,200	1	63,479	—	63,480
Offering costs	—	—	—	—	(3,044)	—	(3,044)
Stock option exercises	—	—	42	—	322	—	322
Long-term incentive plan grants	—	—	1,922	—	—	—	—
Long-term incentive plan forfeitures	—	—	(74)	—	—	—	—
Stock-based compensation	—	—	—	—	4,067	—	4,067

Balances at March 31, 2018	—	$—	160,469	$16	$1,081,105	$53,104	$1,134,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(2,598)	$189,352
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	15,991	32,886
(Gain) loss on sale of oil and natural gas properties	3,679	(231,190)
Stock-based compensation, net	3,581	8,347
Unrealized loss (gain) on derivative contracts	(11,113)	(24,214)
Amortization of deferred loan costs	292	185
Amortization of discount and premium	132	1,644
Loss (gain) on extinguishment of debt	—	56,898
Accrued settlements on derivative contracts	1,492	(1,265)
Other income (expense)	(1,386)	(883)
Change in assets and liabilities:
Accounts receivable	(5,213)	30,023
Prepaids and other	108	820
Accounts payable and accrued liabilities	(17,547)	(17,043)

Net cash provided by (used in) operating activities	(12,582)	45,560

Cash flows from investing activities:
Oil and natural gas capital expenditures	(127,885)	(43,803)
Proceeds received from sale of oil and natural gas properties	(4,034)	477,306
Acquisition of oil and natural gas properties	(132,464)	(707,304)
Acquisition of other operating property and equipment	—	(25,538)
Other operating property and equipment capital expenditures	(30,721)	(502)
Proceeds received from sale of other operating property and equipment	1,899	10,286
Funds held in escrow and other	157	—

Net cash provided by (used in) investing activities	(293,048)	(289,555)

Cash flows from financing activities:
Proceeds from borrowings	206,000	1,029,000
Repayments of borrowings	—	(1,065,000)
Cash payments to Noteholders	—	(30,917)
Debt issuance costs	(3,371)	(15,508)
Preferred stock issued	—	400,055
Common stock issued	63,480	—
Offering costs and other	(2,475)	(11,502)

Net cash provided by (used in) financing activities	263,634	306,128

Net increase (decrease) in cash and cash equivalents	(41,996)	62,133
Cash and cash equivalents at beginning of period	424,071	24

Cash and cash equivalents at end of period	$382,075	$62,157

Disclosure of non-cash investing and financing activities:
Asset retirement obligations	$210	$(6,037)
Accretion of non-cash preferred dividend	—	801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

Basis of Presentation and Principles of Consolidation

        Halcón Resources Corporation (Halcón or the Company) is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. The unaudited condensed consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. The Company operates in one segment which focuses on oil and natural gas acquisition, production, exploration and development. Allocation of capital is made across the Company's entire portfolio without regard to operating area. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Halcón follows the accounting policies disclosed in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC) on March 1, 2018. Please refer to the notes in the 2017 Annual Report on Form 10-K when reviewing interim financial results.

Use of Estimates

        The preparation of the Company's unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Estimates and assumptions that, in the opinion of management of the Company, are significant include oil and natural gas revenue accruals, capital and operating expense accruals, oil and natural gas reserves, depletion relating to oil and natural gas properties, asset retirement obligations, fair value estimates, including estimates of the fair values of assets acquired and liabilities assumed in connection with the Pecos County Acquisition and the fair value of assets sold in connection with the Williston Divestiture and the El Halcón Divestiture (see Note 3, "Acquisitions and Divestitures," for information on the Pecos County Acquisition, the Williston Divestiture and the El Halcón Divestiture), including the gains on sales recorded, and income taxes. The Company bases its estimates and judgments on historical experience and on various other assumptions and information believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company's unaudited condensed consolidated financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. As of March 31, 2018 and December 31, 2017, allowances for doubtful accounts were approximately $0.6 million and $0.7 million, respectively.

Other Operating Property and Equipment

        Other operating property and equipment additions are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives: gas gathering systems, thirty years; water disposal and recycling facilities, twenty years; automobiles and computers, three years; computer software, fixtures, furniture and equipment, five years or the lesser of lease term; trailers, seven years; heavy equipment, eight to ten years; buildings, twenty years and leasehold improvements, lease term. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life or productive capacity of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

        The Company reviews its other operating property and equipment for impairment in accordance with Accounting Standards Codification (ASC) No. 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires the Company to evaluate other operating property and equipment for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of its other operating property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

Income Taxes

        On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of accounting principles generally accepted in the United States in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts Job Act of 2017. In accordance with SAB 118, the Company has determined that the $280.9 million income tax provision and corresponding decrease in the Company's valuation allowance was a provisional amount and a reasonable estimate at December 31, 2017. Any subsequent

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

adjustments to these amounts will be recorded to current tax benefit (provision) in the quarter of 2018 when the analysis is complete.

Related Party Transactions

Gas Purchase and Processing Agreement

        On November 16, 2017, a subsidiary of the Company entered into a gas purchase and processing agreement with Salt Creek Midstream, LLC (Salt Creek) pursuant to which the Company will dedicate for a term of 15 years, all production from its acreage in Ward County, Texas (that is not otherwise previously dedicated) and certain sections in Winkler County, Texas to a natural gas gathering pipeline and processing facilities to be constructed by Salt Creek. The facilities are expected to be completed and placed in service in May 2018. The agreement with Salt Creek provides that it will reimburse the Company for natural gas production that must be flared until Salt Creek's facilities are operational. As of March 31, 2018, the Company recorded a $0.8 million receivable from Salt Creek relating to flared natural gas production.

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

Charter of Aircraft

        In the ordinary course of its business, the Company occasionally charters a private aircraft for business use. Floyd C. Wilson, Halcón's Chairman, Chief Executive Officer and President, indirectly owns an aircraft which the Company has chartered from time to time. For a portion of 2017, Mr. Wilson's aircraft was managed by an independent air charter company unaffiliated with both Mr. Wilson and Halcón. The aircraft in the air charter company's fleet are available to the public for charter based upon a standard fee schedule established by the air charter company, with the fees dependent primarily upon the type and size of the aircraft utilized and the duration of the flight. Because the air charter company established fees for the use of the aircraft in its fleet, Mr. Wilson did not receive any greater benefit from Halcón's charter of the aircraft indirectly owned by him than he would have if any third party were to charter the aircraft. During the course of 2017, Mr. Wilson terminated the independent air charter company and removed his aircraft from the charter company's fleet, pending his search for a new charter company to manage his aircraft. During the search period for a new charter company, fees for the use of Mr. Wilson's aircraft by the Company were based upon comparable costs that the Company would have incurred in chartering the same type and size of aircraft from an independent third party utilizing data from several independent third party aircraft leasing companies. The terms for this use were evaluated and approved by the Audit Committee of the Company, and subsequently by the disinterested members of the Company's board of directors upon the recommendation of the Audit Committee, in accordance with the Company's procedures for the review and approval of transactions with related parties. During the three months ended March, 31, 2018, the Company paid approximately $0.5 million to Mr. Wilson for the use of the aircraft.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

Recently Issued Accounting Pronouncements

        In January 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01). For public business entities, ASU 2017-01 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. The amendments in this ASU should be applied prospectively on or after the effective date. The ASU was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The adoption of ASU 2017-01 did not currently have an impact on the Company's unaudited condensed consolidated financial statements or disclosures; however, the Company will apply the provisions of ASU 2017-01 to future acquisitions, including the acquisition of the West Quito Draw Properties, which is discussed further in Note 13, "Subsequent Events."

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15). For public business entities, ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. The areas for simplification in this ASU involve addressing eight specific classification issues in the statement of cash flows. An entity should apply the amendments in this ASU using a retrospective transition method. The adoption of ASU 2016-15 did not have an impact on the Company's unaudited condensed consolidated statement of cash flows.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). For public business entities, ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In January 2018, ASU 2016-02 was updated with ASU No. 2018-01, Leases (Topic 842)—Land Easement Practical Expedient for Transition to Topic 842 (ASU 2018-01), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. An entity should apply the amendments in this ASU on a modified retrospective basis. The transition will require application of the new guidance at the beginning of the earliest comparative period presented in the financial statements. The Company is in the early stages of assessing the effects of the application of the new guidance and the financial statement and disclosure impacts. The Company will adopt ASU 2016-02 no later than January 1, 2019.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides five steps an entity should apply in determining its revenue recognition. In March 2016, ASU 2014-09 was updated with ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08, and collectively with ASU 2014-09,

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

ASC 606), which provides further clarification on the principal versus agent evaluation. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective approach. See Note 2, "Operating Revenues," for further details.

2. OPERATING REVENUES

Adoption of ASC 606, Revenue from Contracts with Customers

        On January 1, 2018, the Company adopted ASC 606 using the modified retrospective approach applied to all contracts as of the date of adoption. Reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 resulted in offsetting changes to revenues and expenses associated with certain natural gas gathering and processing agreements, and therefore there was no cumulative effect of applying ASC 606 to the opening balance of "Retained earnings (accumulated deficit)." The net impact of adopting ASC 606 was a decrease of $0.2 million to "Natural gas" and an offsetting decrease of $0.2 million to "Gathering and other" on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018.

        These changes result from principal versus agent considerations under ASC 606 for the Company's natural gas gathering and processing arrangements in place with midstream companies. Under contracts where it is determined that control of the natural gas transfers at the wellhead, any fees incurred to gather or process the unprocessed natural gas are a reduction of the sales price of unprocessed natural gas, and therefore revenues from such transactions are presented on a net basis. Under contracts where it is determined that control of the natural gas transfers at the tailgate of the midstream entity's processing plant, the Company is the principal and the midstream entity is the agent in the sale transaction with the third party purchaser of processed commodities. In these instances, revenues are presented on a gross basis for amounts expected to be received from the midstream company or third party purchasers through the gathering and treating process and presented as "Natural gas" or "Natural gas liquids" and any fees incurred to gather or process the natural gas are presented as "Gathering and other."

Revenue Recognition

        Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of the commodity to the customer. Substantially all of the Company's revenues are derived from its core area of operations, the Delaware Basin in Pecos, Reeves,

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. OPERATING REVENUES (Continued)

Ward and Winkler Counties, Texas. The following table disaggregates the Company's revenues by major source for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017(1)
	(Unaudited)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$43,069	$122,521
Natural gas	2,319	6,219
Natural gas liquids	3,712	6,025

Total oil, natural gas and natural gas liquids sales	49,100	134,765
Other	155	833

Total operating revenues	$49,255	$135,598

(1)
As noted above, prior period amounts have not been adjusted under the modified retrospective method of adoption.

Oil Sales

        The Company generally markets its crude oil production directly to the customer using two methods. Under the first method, crude oil is sold at the wellhead at an index price adjusted for pricing differentials and other deductions. Revenue is recognized at the wellhead, where control of the crude oil transfers to the customer, at the net price received. Under the second method, crude oil is delivered to the customer at a contractual delivery point at which the customer takes custody, title and risk of loss of the product. The Company receives a specified index price from the customer, net of transportation costs and other market-related adjustments. Revenue is recognized when control of the crude oil transfers at the delivery point at the net price received.

        Settlement statements for the Company's crude oil production are typically received within the month following the date of production and therefore the amount of production delivered to the customer and the price that will be received for that production are known at the time the revenue is recorded. Payment under the Company's crude oil contracts is typically due on or before the 20th of the month following the delivery month.

Natural Gas and Natural Gas Liquids Sales

        The Company evaluates its natural gas gathering and processing arrangements in place with midstream companies to determine when control of the natural gas is transferred. Under contracts where it is determined that control of the natural gas transfers at the wellhead, any fees incurred to gather or process the unprocessed natural gas are treated as a reduction of the sales price of unprocessed natural gas, and therefore revenues from such transactions are presented on a net basis. Under contracts where it is determined that control of the natural gas transfers at the tailgate of the midstream entity's processing plant, revenues are presented on a gross basis for amounts expected to be

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. OPERATING REVENUES (Continued)

received from the midstream company or third party purchasers, and therefore any fees incurred to gather or process the natural gas are presented separately as "Gathering and other."

        Under certain contracts, the Company may elect to take its residue gas and/or natural gas liquids in-kind at the tailgate of the midstream entity's processing plant. The Company then sells the products to a customer at contractual delivery points at prices based on an index. In these instances, revenues are presented on a gross basis and any fees incurred to gather, process or transport the commodities are presented separately as "Gathering and other."

        Settlement statements for the Company's natural gas and natural gas liquids production are typically received 30 days after the date of production and therefore the Company estimates the amount of production delivered to the customer and the price that will be received for that production. Historically, differences between the Company's estimates and the actual revenue received have not been material. Payment under the Company's natural gas gathering and processing contracts is typically due on our before the fifth day of the second month following the delivery month.

Concentrations of Credit Risk

        The purchasers of the Company's oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts. For the three months ended March 31, 2018, two individual purchasers of the Company's production, Sunoco, Inc. and Andeavor, formerly Western Refining, Inc., each accounted for more than 10% of total sales, collectively representing 89% of the Company's total sales for the period. In 2017, two individual purchasers of the Company's production, Crestwood Midstream Partners, formerly Arrow Field Services LLC, and Suncor Energy Marketing Inc., each accounted for more than 10% of total sales, collectively representing 58% of the Company's total sales for the year.

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

Practical Expedients

        The Company does not disclose the value of unsatisfied performance obligations for i) contracts with an original expected duration of one year or less and ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DIVESTITURES

Acquisitions

Monument Draw Assets (Ward and Winkler Counties, Texas)

        On December 9, 2016, the Company entered into an agreement with a private company, pursuant to which the Company acquired the rights to purchase acreage in the Monument Draw area of the Delaware Basin, located in Ward and Winkler Counties, Texas (the Ward County Assets) prospective for the Wolfcamp and Bone Spring formations for an initial purchase price of $11,000 per acre. The Ward County Assets are divided into two tracts (the Southern Tract and the Northern Tract) with separate options for each tract. The agreement was subsequently amended on June 14, 2017 to increase the purchase price of the Southern Tract and the North Tract acreage, from $11,000 per acre to $13,000 per acre, for rights to additional depths in the acreage under option. Pursuant to the terms of the agreement, on June 15, 2017, the Company purchased the Southern Tract acreage for approximately $87.4 million and on January 9, 2018, the Company purchased the Northern Tract acreage for approximately $108.2 million.

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

Hackberry Draw Assets (Pecos and Reeves Counties, Texas)

        On January 18, 2017, Halcón Energy Properties, Inc., a wholly owned subsidiary of the Company, entered into a Purchase and Sale Agreement with Samson Exploration, LLC (Samson), pursuant to which it acquired acreage and related assets in the Hackberry Draw area of the Delaware Basin located in Pecos and Reeves Counties, Texas (collectively, the Pecos County Assets), for a total adjusted purchase price of $699.2 million (the Pecos County Acquisition). The Pecos County Acquisition closed on February 28, 2017. The transaction had an effective date of November 1, 2016. The Company funded the Pecos County Acquisition with the net proceeds from the private placement of new 8% automatically convertible preferred stock and borrowings under its Senior Credit Agreement. Refer to Note 10, "Stockholders' Equity," for further discussion of the Company's issuance of the preferred stock.

Pro Forma Impact of Acquisition (Unaudited)

        As disclosed in the Company's Annual Report included in the Form 10-K for the year ended December 31, 2017, the acquisition of the Pecos County Assets was accounted for as a business combination in accordance with ASC No. 805, Business Combinations (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Certain assets and liabilities may be adjusted as additional information is obtained, but no later than one year from the respective acquisition dates. During the three months ended March 31, 2018, there were no adjustments to the purchase price of the Pecos County Assets. The purchase price allocation for the Pecos County Assets is complete.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DIVESTITURES (Continued)

        The following unaudited pro forma combined results of operations are provided for the three months ended March 31, 2017 as though the Pecos County Acquisition had been completed as of the beginning of the comparable prior annual reporting period, or January 1, 2016. The pro forma combined results of operations for the three months ended March 31, 2017 have been prepared by adjusting the historical results of the Company to include the historical results of the Pecos County Assets. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the period presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Pecos County Acquisition, or any estimated costs that will be incurred to integrate the Pecos County Assets. Future results may vary significantly from the results reflected in this unaudited pro forma financial information because of future events and transactions, as well as other factors.

        The Company's historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Pecos County Acquisition, and that were factually supportable. Adjustments and assumptions made for this pro forma calculation are consistent with those used in the Company's annual pro forma information, as more fully described in Item 8. Consolidated Financial Statements and Supplementary Data—Note 5, "Acquisitions and Divestitures," to the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Amounts included in the table below are rounded to thousands.

Three Months Ended March 31, 2017
(Unaudited)
Revenue	$142,975
Net income (loss)	195,365
Net income (loss) available to common stockholders	194,564
Pro forma net income (loss) per share of common stock:
Basic	$2.13
Diluted	$1.74

Divestitures

Williston Basin Non-Operated Assets

        On September 19, 2017, certain wholly owned subsidiaries of the Company entered into an agreement with a privately-owned company pursuant to which the Company sold its non-operated properties and related assets located in the Williston Basin in North Dakota and Montana (the Non-Operated Williston Assets) for a total adjusted sales price of approximately $102.7 million. The effective date of the transaction was April 1, 2017 and the transaction closed on November 9, 2017. Proceeds from the sale were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DIVESTITURES (Continued)

Williston Basin Operated Assets

        On July 10, 2017, the Company and certain of its subsidiaries entered into an agreement with Bruin Williston Holdings, LLC for the sale of all of the Company's operated oil and natural gas leases, oil and natural gas wells and related assets located in the Williston Basin in North Dakota, as well as 100% of the membership interests in two of its subsidiaries (the Williston Assets) for a total adjusted sales price of approximately $1.4 billion (the Williston Divestiture). The effective date of the sale was June 1, 2017 and the transaction closed on September 7, 2017. The Company used the net proceeds from the sale to repay borrowings outstanding under its Senior Credit Agreement, repurchase approximately $425.0 million principal amount of the then outstanding $850.0 million principal amount of its 6.75% senior notes, redeem all of its outstanding 12% senior secured second lien notes and for general corporate purposes.

        The net proceeds from the sale were allocated between the Company's oil and natural gas properties, other operating property and equipment and liabilities transferred on a fair value basis. Approximately $1.39 billion was allocated to the Company's oil and natural gas properties and approximately $10.9 million was allocated to other operating property and equipment.

        As discussed further in Note 4, "Oil and Natural Gas Properties," the Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the Williston Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, the Company recognized a gain on the sale of the Williston Assets of $485.9 million during the year ended December 31, 2017. This gain was reduced by $3.7 million during the three months ended March 31, 2018 as the result of customary post-closing adjustments. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values. The gain (loss) was recorded in "Gain (loss) on sale of oil and natural gas properties," on the Company's unaudited condensed consolidated statements of operations.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DIVESTITURES (Continued)

        Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the El Halcón Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, the Company recognized a gain on the sale in connection with this transaction of $231.2 million during the three months ended March 31, 2017. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values. The gain was recorded in "Gain (loss) on sale of oil and natural gas properties," on the Company's unaudited condensed consolidated statements of operations.

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

        At March 31, 2018, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended March 31, 2018 of the West Texas Intermediate (WTI) crude oil spot price of $53.49 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended March 31, 2018 of the Henry Hub natural gas price of $3.00 per million British thermal units (MMBtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at March 31, 2018 did not exceed the ceiling amount.

        At March 31, 2017, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended March 31, 2017 of the WTI crude oil spot price of $47.61 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended March 31, 2017 of the Henry Hub natural gas price of $2.73 per MMBtu, adjusted by lease or field for energy content,

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. OIL AND NATURAL GAS PROPERTIES (Continued)

transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at March 31, 2017 did not exceed the ceiling amount.

        Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, capital spending, and other factors will determine the Company's ceiling test calculations and impairment analyses in future periods.

5. LONG-TERM DEBT

        Long-term debt as of March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Senior revolving credit facility	$—	$—
6.75% senior notes due 2025(1)	612,055	409,168

	$612,055	$409,168

(1)
On February 15, 2018, the Company issued an additional $200.0 million aggregate principal amount of its 2025 Notes at 103.0% of par. Amount includes a $7.9 million and $8.1 million unamortized discount at March 31, 2018 and December 31, 2017, respectively, associated with the 2025 Notes. Amount includes a $5.9 million unamortized premium at March 31, 2018, associated with the Additional 2025 Notes. Additionally, these amounts are net of $11.0 million and $7.7 million unamortized debt issuance costs at March 31, 2018 and December 31, 2017, respectively. Refer to "6.75% Senior Notes" below for further details.

Senior Revolving Credit Facility

        On September 7, 2017, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the Senior Credit Agreement) by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. Pursuant to the Senior Credit Agreement, the lenders party thereto have agreed to provide the Company with a $1.0 billion senior secured reserve-based revolving credit facility with a current borrowing base of $200.0 million. The maturity date of the Senior Credit Agreement is September 7, 2022. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 1.25% to 2.25% for ABR-based loans or at specified margins over LIBOR of 2.25% to 3.25% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the facility. The Company may elect, at its option, to prepay any borrowings outstanding under the Senior Credit Agreement without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the terms of the Senior Credit Agreement). Amounts outstanding under the Senior Credit Agreement are guaranteed by certain of the Company's direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT (Continued)

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

        At March 31, 2018, under the then effective borrowing base of $100.0 million, the Company had no indebtedness outstanding, approximately $1.6 million letters of credit outstanding and approximately $98.4 million of borrowing capacity available under the Senior Credit Agreement.

        On February 2, 2018, the Company entered into the Second Amendment (the Second Amendment) to the Senior Credit Agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. The Second Amendment among other things, provides for (i) the use of annualized financial data in determining EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending June 30, 2018, September 30, 2018 and December 31, 2018, (ii) an increase in the ratio of Consolidated Total Net Debt (as defined in the Senior Credit Agreement) to EBITDA of 4.50:1.00 for the fiscal quarter ending June 30, 2018, and a ratio of 4.00:1.00 for any fiscal quarter thereafter, (iii) a waiver of compliance with the covenant relating to the Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) for the fiscal quarter ending March 31, 2018, and (iv) a waiver of the automatic reduction to the borrowing base that would otherwise result due to the issuance of the Additional 2025 Notes (defined below). After giving effect to the Second Amendment, at March 31, 2018, the Company was in compliance with the financial covenants under the Senior Credit Agreement.

6.75% Senior Notes

        On February 16, 2017, the Company issued $850.0 million aggregate principal amount of new 6.75% senior unsecured notes due 2025 (the 2025 Notes) in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act), Rule 144A and Regulation S, and applicable state securities laws. The 2025 Notes were issued at par and bear interest at a rate of 6.75% per annum, payable semi-annually on February 15 and August 15 of each year. The 2025 Notes will mature on February 15, 2025. Proceeds from the private placement were approximately $834.1 million after deducting initial purchasers' discounts and commissions and offering expenses. The Company used a portion of the net proceeds from the private placement to fund the repurchase and redemption of the then outstanding 8.625% senior secured second lien notes due 2020 (the 2020 Second Lien Notes) and for general corporate purposes. Upon repurchase and redemption of the 2020 Second Lien Notes during the three months ended March 31, 2017, the Company recorded a net loss on extinguishment of debt of approximately $56.9 million, representing a $30.9 million loss on the repurchase for the tender premium paid and a $26.0 million loss on the write-off of the discount on the notes.

        The 2025 Notes are governed by an Indenture, dated as of February 16, 2017 (the February 2017 Indenture) by and among the Company, the Guarantors and U.S. Bank National Association, as

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT (Continued)

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

        On February 15, 2018, the Company issued an additional $200.0 million aggregate principal amount of its 2025 Notes at a price to the initial purchasers of 103.0% of par (the Additional 2025 Notes). The Additional 2025 Notes were issued in a private placement exempt from registration under the Securities Act pursuant to Rule 144A and Regulation S under the Securities Act and applicable state securities laws. The net proceeds from the sale of the Additional 2025 Notes were approximately $202.5 million after deducting initial purchasers' premiums, commissions and estimated offering expenses and were used to fund the cash consideration for the acquisition of the West Quito Draw

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT (Continued)

Properties, discussed further in Note 13, "Subsequent Events," and for general corporate purposes, including to fund the Company's 2018 drilling program. These notes were issued under the February 2017 Indenture.

        The Additional 2025 Notes are treated as a single class with, and have the same terms as, the 2025 Notes, except that the Additional 2025 Notes will initially be subject to transfer restrictions and have the benefit of certain registration rights and provisions for the payment of additional interest in the event of a breach with respect to such registration rights pursuant to the terms of a Registration Rights Agreement, entered into on February 15, 2018 (the 2018 Registration Rights Agreement). Pursuant to the 2018 Registration Rights Agreement the Company agreed to, among other things, use reasonable best efforts to file a registration statement under the Securities Act and complete an exchange offer for the 2025 Notes within 180 days after closing. The Company filed the registration statement on March 20, 2018 and it was declared effective by the SEC on April 9, 2018.

        The remaining unamortized discount on the 2025 Notes was $7.9 million at March 31, 2018. The unamortized premium on the Additional 2025 Notes was $5.9 million at March 31, 2018.

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt. During the three months ended March 31, 2018, the Company capitalized approximately $3.5 million of debt issuance costs related to the Additional 2025 Notes. At March 31, 2018 and December 31, 2017, the Company had approximately $11.5 million and $8.3 million, respectively, of unamortized debt issuance costs. The debt issuance costs for the Company's Senior Credit Agreement are presented in "Funds in escrow and other" and the debt issuance costs for the Company's senior unsecured debt are presented in "Long-term debt, net" on the unaudited condensed consolidated balance sheets.

6. FAIR VALUE MEASUREMENTS

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

        As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Receivables from derivative contracts	$—	$18,055	$—	$18,055

Liabilities
Liabilities from derivative contracts	$—	$33,545	$—	$33,545

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Receivables from derivative contracts	$—	$677	$—	$677

Liabilities
Liabilities from derivative contracts	$—	$26,999	$—	$26,999

        Derivative contracts listed above as Level 2 include collars and basis swaps that are carried at fair value. The Company records the net change in the fair value of these positions in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 7, "Derivative and Hedging Activities," for additional discussion of derivatives.

        The Company's derivative contracts are with major financial institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance.

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, accounts receivables and accounts payables approximate their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Credit Agreement approximates carrying value because the interest rates approximate current market rates. The following table presents

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

the estimated fair values of the Company's fixed interest rate debt instrument as of March 31, 2018 and December 31, 2017 (excluding discounts, premiums and debt issuance costs) (in thousands):

	March 31, 2018		December 31, 2017
Debt	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
6.75% senior notes	$625,005	$616,780	$425,005	$443,790

        The fair value of the Company's fixed interest rate debt instrument was calculated using Level 2 criteria. The fair value of the Company's senior notes is based on quoted market prices from trades of such debt.

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

        The Company's crude oil and natural gas derivative positions at any point in time may consist of swaps, basis swaps, and costless put/call "collars". Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. Basis swaps effectively lock in a price differential between regional prices (i.e. Midland) and the relevant price index at which the oil production is sold (i.e. Cushing). A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

the mark-to-market valuation of these derivative contracts, as well as payments and receipts on settled derivative contracts, in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations.

        At March 31, 2018, the Company had 48 open commodity derivative contracts summarized in the following tables: four natural gas basis swaps, five natural gas collar arrangements, 13 crude oil basis swaps and 26 crude oil collar arrangements.

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

        All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets (in thousands):

		Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet	March 31, 2018	December 31, 2017	Balance sheet	March 31, 2018	December 31, 2017
Commodity contracts	Current assets—receivables from derivative contracts	$13,465	$677	Current liabilities—liabilities from derivative contracts	$(26,448)	$(19,248)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	4,590	—	Other noncurrent liabilities—liabilities from derivative contracts	(7,097)	(7,751)

Total derivatives not designated as hedging contracts under ASC 815		$18,055	$677		$(33,545)	$(26,999)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations (in thousands):

		Amount of gain or (loss) recognized in income on derivative contracts for the
		Three Months Ended March 31,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2018	2017
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$11,113	$24,214
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	(5,210)	2,184

Total net gain (loss) on derivative contracts		$5,903	$26,398

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        At March 31, 2018 and December 31, 2017, the Company had the following open crude oil and natural gas derivative contracts:

			March 31, 2018
				Floors		Ceilings		Basis Differential
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
April 2018 - December 2018	Basis Swap	Crude Oil	1,925,000	$—	$—	$—	$—	$(1.05) - $(1.50)	$(1.26)
April 2018 - December 2018	Collars	Crude Oil	2,475,000	45.00 - 53.00	49.01	50.00 - 60.00	56.26
April 2018 - December 2018	Collars	Natural Gas	2,062,500	3.00 - 3.03	3.01	3.22 - 3.38	3.30
May 2018 - December 2018	Basis Swap	Crude Oil	245,000					(1.32)	(1.32)
July 2018 - December 2018	Basis Swap	Crude Oil	1,012,000					(0.98) - (1.18)	(1.12)
July 2018 - December 2018	Basis Swap	Natural Gas	1,840,000					(1.05)	(1.05)
July 2018 - December 2018	Collars	Crude Oil	184,000	48.50	48.50	53.50	53.50
October 2018 - December 2018	Collars	Crude Oil	184,000	50.65 - 55.80	53.22	55.65 - 60.80	58.22
January 2019 - March 2019	Collars	Crude Oil	90,000	46.75	46.75	51.75	51.75
January 2019 - December 2019	Basis Swap	Crude Oil	4,745,000					(0.50) - (2.40)	(1.12)
January 2019 - December 2019	Basis Swap	Natural Gas	3,650,000					(1.05)	(1.05)
January 2019 - December 2019	Collars	Natural Gas	1,825,000	2.62	2.62	3.00	3.00
January 2019 - December 2019	Collars	Crude Oil	4,380,000	50.00 - 55.85	52.55	55.00 - 61.70	58.30

			December 31, 2017
				Floors		Ceilings		Basis Differential
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2018 - December 2018	Basis Swap	Crude Oil	2,555,000	$—	$—	$—	$—	$(1.05) - $(1.50)	$(1.29)
January 2018 - December 2018	Collars	Crude Oil	2,920,000	45.00 - 53.00	49.29	50.00 - 60.00	56.82
January 2018 - December 2018	Collars	Natural Gas	2,737,500	3.00 - 3.03	3.01	3.22 - 3.38	3.30
April 2018 - December 2018	Basis Swap	Crude Oil	275,000					(1.15)	(1.15)
April 2018 - December 2018	Collars	Crude Oil	275,000	46.75	46.75	51.75	51.75
July 2018 - December 2018	Basis Swap	Crude Oil	1,012,000					(0.98) - (1.18)	(1.12)
July 2018 - December 2018	Collars	Crude Oil	184,000	48.50	48.50	53.50	53.50
October 2018 - December 2018	Collars	Crude Oil	92,000	50.65	50.65	55.65	55.65
January 2019 - March 2019	Collars	Crude Oil	90,000	46.75	46.75	51.75	51.75
January 2019 - December 2019	Basis Swap	Crude Oil	4,380,000					(0.50) - (1.33)	(1.02)
January 2019 - December 2019	Collars	Crude Oil	1,825,000	50.00 - 51.00	50.24	55.00 - 57.30	55.70

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts (in thousands):

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Gross Amounts Presented in the Consolidated Balance Sheet	$18,055	$677	$(33,545)	$(26,999)
Amounts Not Offset in the Consolidated Balance Sheet	(9,820)	(231)	9,820	231

Net Amount	$8,235	$446	$(23,725)	$(26,768)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

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

8. ASSET RETIREMENT OBLIGATIONS

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

        The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations as of December 31, 2017	$4,368
Additions	210
Accretion expense	63

Liability for asset retirement obligations as of March 31, 2018	$4,641

9. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas and Denver, Colorado. Rent expense was approximately $1.0 million for the three months ended March 31, 2018 and 2017. Future obligations associated with the Company's operating leases are presented in the table below (in thousands):

Remaining period in 2018	$2,508
2019	2,990
2020	1,811
2021	1,497
2022	835
Thereafter	1,345

Total	$10,986

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        As of March 31, 2018, the Company has the following active drilling rig commitments (in thousands):

Remaining period in 2018	$10,986
2019	2,850
2020	—
2021	—
2022	—
Thereafter	—

Total	$13,836

        As of March 31, 2018, termination of the Company's active drilling rig commitments would require early termination penalties of $11.7 million, which would be in lieu of paying the remaining active drilling rig commitments of $13.8 million.

        In past years, with the sustained decline in crude oil prices, the Company stacked certain drilling rigs and amended other previous drilling rig contracts. In the future, the Company expects to incur stacking charges/early termination fees on certain drilling rig commitments as follows (in thousands):

Remaining period in 2018	$315
2019	—
2020	3,000
2021	—
2022	—
Thereafter	—

Total	$3,315

        Stacking fees are expensed as incurred within "Gathering and other" on the unaudited condensed consolidated statement of operations.

        The Company has entered into various long-term gathering, transportation and sales contracts with respect to production from the Delaware Basin in West Texas. As of March 31, 2018, the Company had in place two long-term crude oil contracts and seven long-term natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to fifteen years from the date of first production.

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

        In accordance with ASC Topic 470, Debt (ASC 470), the Company determined that the conversion feature in the Preferred Stock represented a beneficial conversion feature. The fair value of the Company's common stock of $8.12 per share on the Commitment Date was greater than the conversion price of $7.25 per share of common stock, representing a beneficial conversion feature of $0.87 per share of common stock, or approximately $48.0 million in aggregate. Under ASC 470, $48.0 million (the intrinsic value of the beneficial conversion feature) of the proceeds received from the issuance of the Preferred Stock was allocated to "Additional paid-in capital," creating a discount on the Preferred Stock (the Discount). The Discount was required to be amortized on a non-cash basis over the approximate 65-month period between the issuance date and the required redemption date of July 28, 2022, or fully amortized upon an accelerated date of redemption or conversion, and recorded as a preferred dividend. As a result, approximately $0.8 million of the Discount was amortized and a non-cash preferred dividend was recorded in the three months ended March 31, 2017 and due to the conversion date occurring on April 6, 2017, the remaining $47.2 million of the amortization of the Discount was accelerated to the conversion date and fully amortized in the three months ended June 30, 2017. The Discount amortization is reflected in "Non-cash preferred dividend" in the unaudited condensed consolidated statements of operations. The preferred dividend was charged against additional paid-in capital since no retained earnings were available.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

Common Stock

        On February 9, 2018, the Company sold 9.2 million shares of common stock, par value $0.0001 per share, in a public offering at a price of $6.90 per share. The net proceeds to the Company from the offering were approximately $60.4 million, after deducting the underwriters' discounts and estimated offering expenses. The Company intends to use the net proceeds, together with the net proceeds from the issuance of the Additional 2025 Notes, to fund the cash consideration for the acquisition of the West Quito Draw Properties, and for general corporate purposes, including funding the Company's 2018 drilling program.

Warrants

        On September 9, 2016, the Company issued 4.7 million new warrants. The warrants can be exercised to purchase 4.7 million shares of the Company's common stock at an exercise price of $14.04 per share. The holders are entitled to exercise the warrants in whole or in part at any time prior to expiration on September 9, 2020.

Incentive Plans

        On September 9, 2016, the Company's Board adopted the 2016 Long-Term Incentive Plan (the Plan). An aggregate of 10.0 million shares of the Company's common stock were available for grant pursuant to awards under the Plan. On April 6, 2017, Amendment No. 1 to the Plan to increase, by 9.0 million shares, the maximum number of shares of common stock that may be issued thereunder, i.e., a maximum of 19.0 million shares, became effective, which was 20 calendar days following the date the Company mailed an information statement to all stockholders of record notifying them of approval of the amendment by written consent of holders of a majority of the Company's outstanding stock. As of March 31, 2018 and December 31, 2017, a maximum of 5.0 million and 7.7 million shares, respectively of the Company's common stock remained reserved for issuance under the Plan.

        The Company accounts for stock-based payment accruals under authoritative guidance on stock compensation. The guidance requires all stock-based payments to employees and directors, including grants of stock options and restricted stock, to be recognized in the financial statements based on their fair values. In conjunction with the adoption of ASU 2016-09, the Company has elected to not apply a forfeiture estimate and will recognize a credit in compensation expense to the extent awards are forfeited.

        For the three months ended March 31, 2018 and 2017 the Company recognized $3.6 million and $8.3 million, respectively, of stock-based compensation expense. Stock-based compensation expense is recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

        During the three months ended March 31, 2018, the Company granted stock options under the Plan covering 1.2 million shares of common stock to employees of the Company. These stock options have an exercise price of $5.65 per share. During the three months ended March 31, 2018, the Company received $0.3 million from the exercise of stock options. At March 31, 2018, the Company had $13.1 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.2 years.

        No options were granted during the three months ended March 31, 2017. At March 31, 2017, the Company had $21.4 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.5 years.

Restricted Stock

        From time to time, the Company grants shares of restricted stock to employees and non-employee directors of the Company. Employee shares typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six months from the date of grant. Certain shares granted under the Plan, specifically related to the Company's emergence from chapter 11 bankruptcy, vested on or before September 30, 2017.

        During the three months ended March 31, 2018, the Company granted 1.9 million shares of restricted stock under the Plan to employees of the Company. These restricted shares were granted at $5.65 per share. At March 31, 2018, the Company had $12.5 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.7 years.

        No restricted shares were granted during the three months ended March 31, 2017. At March 31, 2017, the Company had $7.4 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 0.7 years.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS PER COMMON SHARE

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Basic:
Net income (loss) available to common stockholders	$(2,598)	$188,551

Weighted average basic number of common shares outstanding	153,884	91,274

Basic net income (loss) per share of common stock	$(0.02)	$2.07

Diluted:
Net income (loss) available to common stockholders	$(2,598)	$188,551

Non-cash preferred dividend	—	801

Net income (loss) available to common stockholders after assumed conversions	$(2,598)	$189,352

Weighted average basic number of common shares outstanding	153,884	91,274
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive
Exercise of warrants	Anti-dilutive	Anti-dilutive
Vesting of restricted shares	Anti-dilutive	578
Conversion of preferred stock	—	20,232

Weighted average diluted number of common shares outstanding	153,884	112,084

Diluted net income (loss) per share of common stock	$(0.02)	$1.69

        Common stock equivalents, including stock options, restricted shares and warrants totaling 13.2 million shares for the three months ended March 31, 2018 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net loss.

        Common stock equivalents, including stock options, restricted shares, warrants, and preferred stock totaling 10.0 million shares for the three months ended March 31, 2017 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$33,966	$24,110
Joint interest accounts	1,316	2,249
Other	6,326	10,057

	$41,608	$36,416

Prepaids and other:
Prepaids	$4,241	$4,324
Income tax receivable	6,250	6,250
Other	29	54

	$10,520	$10,628

Funds in escrow and other:
Funds in escrow	$564	$563
Deposit on West Quito Draw Properties	20,000	—
Other	1,094	1,128

	$21,658	$1,691

Accounts payable and accrued liabilities:
Trade payables	$36,446	$35,688
Accrued oil and natural gas capital costs	47,350	50,743
Revenues and royalties payable	16,390	20,256
Accrued interest expense	5,515	10,985
Accrued employee compensation	2,155	9,805
Accrued lease operating expenses	2,327	2,024
Deferred premium on derivative contracts	861	1,142
Other	2,562	444

	$113,606	$131,087

13. SUBSEQUENT EVENTS

Acquisition of West Quito Draw Properties

        On February 6, 2018, a wholly owned subsidiary of the Company entered into a Purchase and Sale Agreement (the Shell PSA) with SWEPI LP (Shell), an affiliate of Shell Oil Company, pursuant to which the Company agreed to purchase acreage and related assets in the Southern Delaware Basin located in Ward County, Texas (the West Quito Draw Properties) for a total adjusted purchase price of $199.1 million, subject to post-closing adjustments. The effective date of the acquisition is February 1, 2018, and the Company closed the transaction on April 4, 2018. The purchase price is subject to adjustments for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date, (ii) title and environmental defects, and (iii) other purchase price adjustments customary in oil and gas purchase and sale agreements. The Company funded the cash consideration for the acquisition of the West Quito Draw Properties with the net proceeds from the issuance of the Additional 2025 Notes and common stock, which are discussed in Note 5, "Long-term Debt," and Note 10, "Stockholders' Equity," respectively.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUBSEQUENT EVENTS (Continued)

Third Amendment to the Senior Credit Agreement

        On May 1, 2018, the Company entered into the Third Amendment (the Third Amendment) to the Senior Credit Agreement which provided for an assignment and reallocation of the Maximum Credit Amounts (as defined in the Senior Credit Agreement) among certain of the lender financial institutions. The Third Amendment did not adjust the aggregate Maximum Credit Amounts, which remains at $1.0 billion, or the borrowing base, which is currently $200.0 million following completion of the most recent redetermination.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the three months ended March 31, 2018 and 2017 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

        Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. For more information, see "Special note regarding forward-looking statements."

Overview

        We are an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. During 2017, we acquired certain properties in the Delaware Basin and divested our assets located in the Williston Basin in North Dakota (the Williston Divestiture) and in the El Halcón area of East Texas (the El Halcón Divestiture). As a result, our properties and drilling activities are currently focused in the Delaware Basin, where we have an extensive drilling inventory that we believe offers more attractive economics. The Williston Divestiture improved our liquidity and significantly reduced our debt, better enabling us to accelerate development of our Delaware Basin properties and execute our growth plans in the basin.

        Our average daily oil and natural gas production decreased in the first three months of 2018 when compared to the same period in the prior year primarily due to our divestitures in 2017. This decrease was partially mitigated by the production associated with our assets located in the Hackberry Draw and Monument Draw areas of the Delaware Basin and our drilling activities since acquiring the assets. During the first three months of 2018, production averaged 10,967 Boe/d compared to average daily production of 38,478 Boe/d during the first three months of 2017. During the first three months of 2018, we participated in the drilling of 8 gross (8.0 net) wells, none of which were dry holes.

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

        Oil and natural gas prices are inherently volatile and declined dramatically during the latter half of 2014. In response to this, in 2015 and 2016 we significantly curtailed our capital spending, reduced operating costs, concluded discounted debt exchanges, and incurred substantial asset impairments, primarily as a result of the full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the crude oil price for April 2018 of $64.94 per Bbl, and holding it constant for two months to create a trailing 12-month period of average prices, that is more reflective of recent price trends, our ceiling test limitation would not have generated an impairment. Sustained lower commodity prices would have a material impact upon our full cost ceiling test calculation. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        After the acquisition of the West Quito Draw Properties (discussed below) and the planned addition of a fourth operated rig in May 2018, our 2018 capital budget has been revised. We expect to spend approximately $425 million to $475 million on drilling and completion capital expenditures during 2018. In addition, we expect to spend approximately $70 million to $90 million on infrastructure, seismic and other in 2018. Our drilling and completion budget for 2018 is based on our current view of market conditions and current business plans, and is subject to change.

Recent Developments

Acquisition of West Quito Draw Properties

        On February 6, 2018, one of our wholly owned subsidiaries entered into a Purchase and Sale Agreement (the Shell PSA) with SWEPI LP (Shell), an affiliate of Shell Oil Company, pursuant to which we agreed to purchase acreage and related assets in the Southern Delaware Basin located in Ward County, Texas (the West Quito Draw Properties) for a total adjusted purchase price of $199.1 million, subject to posting-closing adjustments. The effective date of the acquisition is February 1, 2018, and we closed the transaction on April 4, 2018. The purchase price is subject to adjustments for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date, (ii) title and environmental defects, and (iii) other purchase price adjustments customary in oil and gas purchase and sale agreements. We funded the cash consideration of the acquisition of the West Quito Draw Properties with the net proceeds from our recent issuance of the Additional 2025 Notes (defined below) and common stock, both of which are discussed below.

Issuance of Additional 2025 Notes

        On February 15, 2018, we issued an additional $200.0 million aggregate principal amount of our 6.75% senior notes due 2025 at a price to the initial purchasers of 103.0% of par (the Additional 2025 Notes). The Additional 2025 Notes were sold pursuant to the exemption from registration under the Securities Act and applicable state securities laws, including Rule 144A and Regulation S under the Securities Act. The net proceeds from the sale of the Additional 2025 Notes were approximately $202.5 million after deducting initial purchasers' premiums, commissions and estimated offering expenses and a portion was used to fund the cash consideration for the acquisition of the West Quito Draw Properties and the remaining will be used for general corporate purposes, including to fund our 2018 drilling program. These notes were issued under the Indenture, dated as of February 16, 2017, among us, certain of our subsidiaries and U.S. Bank National Association, as trustee, which governs our 6.75% senior notes due 2025 that were issued on February 16, 2017 (the 2025 Notes). The Additional 2025 Notes are treated as a single class with, and have the same terms as the 2025 Notes, except that the Additional 2025 Notes will initially be subject to transfer restrictions and have the benefit of certain registration rights and provisions for the payment of additional interest in the event of a breach with respect to such registration rights.

        In connection with the Additional 2025 Notes issued, on February 15, 2018, we, our subsidiary guarantors and J.P. Morgan Securities, LLC, on behalf of itself and the initial purchasers, entered into a Registration Rights Agreement, pursuant to which we and our subsidiary guarantors agreed to, among other things, use reasonable best efforts to file a registration statement under the Securities Act and complete an exchange offer for the Additional 2025 Notes within 180 days after closing. We filed such registration statement on March 20, 2018 and it was declared effective by the Securities and Exchange Commission (SEC) on April 9, 2018.

Issuance of Common Stock

        On February 9, 2018, we sold 9.2 million shares of common stock, par value $0.0001 per share, in a public offering at a price of $6.90 per share. The net proceeds to us from the offering were approximately $60.4 million, after deducting underwriters' discounts and estimated offering expenses.

Amended and Restated Senior Secured Revolving Credit Agreement

        On February 2, 2018, we entered into the Second Amendment (the Second Amendment) to the Senior Credit Agreement which among other things, for certain fiscal quarters in 2018, provided flexibility with respect to certain financial covenants as specified in the Senior Credit Agreement. The Second Amendment provides for (i) the use of annualized financial data in determining EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending June 30, 2018, September 30, 2018 and December 31, 2018, (ii) an increase in the ratio of our Consolidated Total Net Debt (as defined in the Senior Credit Agreement) to EBITDA of 4.50:1.00 for the fiscal quarter ending June 30, 2018, and a ratio of 4.00:1.00 for any fiscal quarter thereafter, (iii) a waiver of compliance with the covenant relating to the Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) for the fiscal quarter ending March 31, 2018, and (iv) a waiver of the automatic reduction to the borrowing base that would otherwise have resulted from the issuance of the Additional 2025 Notes. The Senior Credit Agreement also contains a financial covenant to maintain a Current Ratio (as defined in the Senior Credit Agreement) not to be less than 1.00:1.00.

Option Agreement to Acquire Monument Draw Assets (Ward and Winkler Counties, Texas)

        On December 9, 2016, one of our wholly owned subsidiaries entered into an agreement with a private company, pursuant to which it acquired the rights to purchase up to 15,040 net acres in the Monument Draw area of the Delaware Basin, located in Ward and Winkler Counties, Texas (the Ward County Assets) prospective for the Wolfcamp and Bone Spring formations. The Ward County Assets are divided into two tracts (the Southern Tract and the Northern Tract) with separate options for each tract. Pursuant to the terms of the agreement (as amended), on June 15, 2017, we purchased the Southern Tract for approximately $87.4 million and on January 9, 2018, we purchased the Northern Tract for approximately $108.2 million. Each of the Southern Tract and Northern Tract are 100% operated and have an average working interest of 100%.

Capital Resources and Liquidity

        Our near-term capital spending requirements are expected to be funded with cash and cash equivalents on hand, cash flows from operations, proceeds from recent debt and equity issuances and borrowings under our Senior Credit Agreement, which has a current borrowing base of $200.0 million. As of March 31, 2018, under the then effective borrowing base of $100.0 million, we had no indebtedness outstanding, $1.6 million letters of credit outstanding, and approximately $98.4 million of borrowing capacity available under the Senior Credit Agreement. Amounts borrowed under the Senior Credit Agreement will mature on September 7, 2022. Our borrowing base is redetermined on a semi-annual basis (with us and the lenders each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations) and adjusted based on the estimated value of our oil and natural gas reserves, the amount and cost of our other indebtedness and other relevant factors. Our next redetermination is scheduled for the fall of 2018.

        The Senior Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) not to exceed 4.00:1.00 and (ii) a Current Ratio (as defined in the Senior Credit Agreement) not to be less than 1.00:1.00.

        We have recently, and in the past, obtained amendments to the covenants under our financing agreements under circumstances where we anticipated that it might be challenging for us to comply with our financial covenants for a particular period of time. Most recently, our strategic decision to transform into a pure-play, single basin company focused on the Delaware Basin in West Texas has resulted in us divesting a majority of our non-core producing properties for primarily undeveloped acreage. This, coupled with our current drilling plans, has impacted our ability to comply with our debt covenants by reducing our production and reserves on a current and, for purposes of covenant calculations, a pro forma historical basis, as drilling takes time to replace lost production. As such, on February 2, 2018, we entered into the Second Amendment to our Senior Credit Agreement. The Second Amendment, among other things, provides for (i) the use of annualized financial data in determining EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending June 30, 2018, September 30, 2018 and December 31, 2018, (ii) an increase in the ratio of Consolidated Total Net Debt (as defined in the Senior Credit Agreement) to EBITDA of 4.50:1.00 for the fiscal quarter ending June 30, 2018, and a ratio of 4.00:1.00 for any fiscal quarter thereafter, (iii) a waiver of compliance with the covenant relating to the Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) for the fiscal quarter ending March 31, 2018, and (iv) a waiver of the automatic reduction to the borrowing base that would otherwise result due to the issuance of the Additional 2025 Notes. In addition, under our previous financing facility, we received a reduction in the minimum required interest coverage ratio of 2.00:1.00 on March 21, 2014 and again on February 25, 2015. The basis for these amendment and waiver requests was the potential for us to fall out of compliance as a result of our strategic decisions. Declining commodity prices also adversely impacted our ability to comply with these covenants in 2014 and 2015. Over the longer term, we expect that our strategy and our investments will result in increased production and reserves, lower lease operating costs and more abundant drilling opportunities. Shorter term, however, our strategy makes us more susceptible to fluctuations in performance and compliance with these covenants more challenging. Even relatively modest changes in the level and timing of our production, drilling and completion costs, the cost and availability of transportation for our production and other factors from our expectations can cause our EBITDA to change significantly and affect our ability to comply with the covenants under our Senior Credit Agreement. As a consequence, we constantly monitor our liquidity and capital resources, anticipate and identify potential covenant compliance issues and work with the lenders under our Senior Credit Agreement to address any such issues ahead of time. After giving effect to the Second Amendment, at March 31, 2018, we were in compliance with the financial covenants under the Senior Credit Agreement.

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

        We strive to maintain financial flexibility while pursuing our drilling plans and evaluating potential acquisitions, and will therefore likely continue to access capital markets (if on acceptable terms) as necessary to, among other things, maintain adequate borrowing capacity under our Senior Credit

Agreement, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position and infrastructure projects while sustaining sufficient operating cash levels. Our ability to complete future debt and equity offerings and maintain or increase our borrowing base under our Senior Credit Agreement is subject to a number of variables, including our level of oil and natural gas production, reserves and commodity prices, as well as various economic and market conditions that have historically affected the oil and natural gas industry. Even if we are otherwise successful in growing our reserves and production, if oil and natural gas prices decline for a sustained period of time, our ability to fund our capital expenditures, complete acquisitions, reduce debt, meet our financial obligations and become profitable may be materially impacted.

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

Cash Flow

        Our primary sources of cash for the three months ended March 31, 2018 and 2017 were from financing activities. In the first three months of 2018, cash generated by financing activities was used to fund the acquisition of the Northern Tract of the Ward County Assets, as well as our drilling and completion program. See "Results of Operations" for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash and cash equivalents is summarized as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash flows provided by (used in) operating activities	$(12,582)	$45,560
Cash flows provided by (used in) investing activities	(293,048)	(289,555)
Cash flows provided by (used in) financing activities	263,634	306,128

Net increase (decrease) in cash and cash equivalents	$(41,996)	$62,133

        Operating Activities.    Net cash used in operating activities for the three months ended March 31, 2018 was $12.6 million and net cash provided by operating activities for the three months ended March 31, 2017 was $45.6 million.

        Operating cash flows for the three months ended March 31, 2018 decreased from the comparable prior year period primarily due to our divestitures in 2017, in which we divested non-core producing properties for primarily undeveloped acreage.

        The $45.6 million of operating cash flows for the three months ended March 31, 2017 primarily reflect the impact of increased commodity prices, which served to increase operating revenues approximately 67% as compared to the prior year period. Additionally, cash paid for interest and general and administrative expenses decreased from the prior year period. These cash flow increases were largely offset by decreases in realized settlements on our derivative contracts.

        Investing Activities.    Net cash used in investing activities was approximately $293.0 million and $289.6 million for the three months ended March 31, 2018 and 2017, respectively.

        During the first three months of 2018, we incurred cash expenditures of $132.5 million on acquisition activities, the majority of which related to the purchase of the Northern Tract of the Ward County Assets. Additionally, we spent $127.9 million on oil and natural gas capital expenditures, of which $122.3 million related to drilling and completion costs. We also spent approximately $30.7 million on capital expenditures related to our other operating property and equipment, primarily to develop our water recycling facilities and gas gathering infrastructure.

        During the first three months of 2017, we incurred cash expenditures of $704.7 million to acquire the Pecos County Assets of which $679.2 million related to the oil and natural gas properties and $25.5 million related to the other operating property and equipment. Additionally, we spent $43.8 million on oil and natural gas capital expenditures, of which $38.7 million related to drilling and completion costs. Proceeds from the sale of the El Halcón Assets were $487.5 million and served to largely offset cash outflows for acquisitions, of which $477.3 million related to the oil and natural gas properties divested and $10.2 million related to the gas gathering and other operating assets.

        Financing Activities.    Net cash flows provided by financing activities were $263.6 million and $306.1 million for the three months ended March 31, 2018 and 2017, respectively.

        During the first three months of 2018, we issued an additional $200.0 million aggregate principal amount of our 6.75% senior notes due 2025. Proceeds from the private placement were approximately $202.5 million after deducting initial purchasers' premiums, commissions and estimated offering expenses. Additionally, we sold 9.2 million shares of common stock in a public offering at a price of $6.90 per share. The net proceeds from the offering were approximately $60.4 million after deducting underwriters' discounts and estimated offering expenses.

        During the first three months of 2017, we issued $850.0 million aggregate principal amount of our new 6.75% senior unsecured notes due 2025. Proceeds from the private placement were approximately $834.1 million after deducting initial purchasers' discounts and commissions and offering expenses. We utilized the majority of the net proceeds from the private placement to fund the repurchase and redemption of the $700.0 million principal amount outstanding of our 8.625% senior secured second lien notes due 2020. The net cash to make these repurchases and redemptions was approximately $736.8 million and we recognized a loss on the extinguishment of debt, representing a $30.9 million loss on the repurchase for the tender premium paid and a $26.0 million loss on the write-off of the discount on the notes. Additionally, we issued 5,518 shares of the Preferred Stock at $72,500 per share. Gross proceeds from this issuance were approximately $400.1 million.

Contractual Obligations

        The following summarizes our contractual obligations and commitments by payment periods as of March 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Remaining period in 2018	Years 2019 - 2020	Years 2021 - 2022	Years 2023 and Beyond
Senior revolving credit facility	$—	$—	$—	$—	$—
6.75% senior notes due 2025(1)	625,005	—	—	—	625,005
Interest expense on long-term debt(2)	292,107	32,010	85,360	85,205	89,532
Operating leases	10,986	2,508	4,801	2,332	1,345
Drilling rig commitments(3)	13,836	10,986	2,850	—	—
Rig stacking commitments	3,315	315	3,000	—	—

Total contractual obligations	$945,249	$45,819	$96,011	$87,537	$715,882

(1)
Amount excludes a $7.9 million unamortized discount, a $5.9 million unamortized premium, and $11.0 million unamortized debt issuance costs.

(2)
Future interest expense was calculated based on interest rates and amounts outstanding at March 31, 2018 less required annual repayments.

(3)
Early termination of our drilling rig commitments would result in termination penalties approximating $11.7 million, which would be in lieu of paying the remaining active commitments of approximately $13.8 million.

        We lease corporate office space in Houston, Texas and Denver, Colorado. Rent expense was approximately $1.0 million for the three months ended March 31, 2018 and 2017. Future obligations associated with our operating leases are presented in the table above.

        We have entered into various long-term gathering, transportation and sales contracts with respect to production from the Delaware Basin in West Texas. As of March 31, 2018, we had in place two long-term crude oil contracts and seven long-term natural gas contracts in this area, with sales prices based on posted market rates. Under the terms of these contracts, we have committed a substantial portion of our production from this area for periods ranging from one to fifteen years from the date of first production.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Results of Operations

Three Months Ended March 31, 2018 and 2017

        We reported a net loss of $2.6 million and net income of $189.4 million for the three months ended March 31, 2018 and 2017, respectively. The table included below sets forth financial information for the periods presented.

	Three Months Ended March 31,
In thousands (except per unit and per Boe amounts)	2018	2017	Change
Net income (loss)	$(2,598)	$189,352	$(191,950)
Operating revenues:
Oil	43,069	122,521	(79,452)
Natural gas	2,319	6,219	(3,900)
Natural gas liquids	3,712	6,025	(2,313)
Other	155	833	(678)
Operating expenses:
Production:
Lease operating	4,915	20,644	(15,729)
Workover and other	1,361	11,441	(10,080)
Taxes other than income	3,029	11,576	(8,547)
Gathering and other	6,422	11,942	(5,520)
Restructuring	101	755	(654)
General and administrative:
General and administrative	11,629	12,502	(873)
Stock-based compensation	3,581	8,347	(4,766)
Depletion, depreciation and accretion:
Depletion—Full cost	14,462	31,400	(16,938)
Depreciation—Other	1,466	1,019	447
Accretion expense	63	467	(404)
(Gain) loss on sale of oil and natural gas properties	3,679	(231,190)	234,869
Other income (expenses):
Net gain (loss) on derivative contracts	5,903	26,398	(20,495)
Interest expense and other, net	(7,048)	(24,843)	17,795
Gain (loss) on extinguishment of debt	—	(56,898)	56,898
Income tax benefit (provision)	—	(12,000)	12,000
Production:
Oil—MBbls	693	2,631	(1,938)
Natural Gas—Mmcf	886	2,439	(1,553)
Natural gas liquids—MBbls	146	425	(279)
Total MBoe(1)	987	3,463	(2,476)
Average daily production—Boe(1)	10,967	38,478	(27,511)
Average price per unit(2):
Oil price—Bbl	$62.15	$46.57	$15.58
Natural gas price—Mcf	2.62	2.55	0.07
Natural gas liquids price—Bbl	25.42	14.18	11.24
Total per Boe(1)	49.75	38.92	10.83
Average cost per Boe:
Production:
Lease operating	$4.98	$5.96	$(0.98)
Workover and other	1.38	3.30	(1.92)
Taxes other than income	3.07	3.34	(0.27)
Gathering and other	6.51	3.45	3.06
Restructuring	0.10	0.22	(0.12)
General and administrative:
General and administrative	11.78	3.61	8.17
Stock-based compensation	3.63	2.41	1.22
Depletion	14.65	9.07	5.58

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

        Oil, natural gas and natural gas liquids revenues were $49.1 million and $134.8 million for the three months ended March 31, 2018 and 2017, respectively. Average realized prices (excluding the effects of hedging arrangements) were $49.75 per Boe and $38.92 per Boe for the three months ended March 31, 2018 and 2017, respectively. Oil and natural gas prices are inherently volatile and began to stabilize in 2017 and continuing into 2018, after the significant price decreases that occurred beginning in mid-year 2014. Our average daily oil and natural gas production decreased in the first three months of 2018 when compared to the same period in the prior year due to our divestitures in 2017. This decrease was partially mitigated by the production associated with our assets located in the Hackberry Draw and Monument Draw areas of the Delaware Basin and our drilling activities since acquiring the assets. For the three months ended March 31, 2018 and 2017, production averaged 10,967 Boe/d and 38,478 Boe/d, respectively.

        Lease operating expenses were $4.9 million and $20.6 million for the three months ended March 31, 2018 and 2017, respectively. On a per unit basis, lease operating expenses were $4.98 per Boe and $5.96 per Boe for the three months ended March 31, 2018 and 2017, respectively. The decrease in lease operating expenses from 2017 levels is primarily due to our divestitures in the previous year.

        Workover and other expenses were $1.4 million and $11.4 million for the three months ended March 31, 2018 and 2017, respectively. On a per unit basis, workover and other expenses were $1.38 per Boe and $3.30 per Boe for the three months ended March 31, 2018 and 2017, respectively. The decreased costs relate to our divestiture of the Williston Basin Assets. In the prior year period, we incurred workover expenses in our Bakken/Three Forks area, specifically costs spent to restore production on wells.

        Taxes other than income were $3.0 million and $11.6 million for the three months ended March 31, 2018 and 2017, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $3.07 per Boe and $3.34 per Boe for the three months ended March 31, 2018 and 2017, respectively.

        Gathering and other expenses were $6.4 million and $11.9 million for the three months ended March 31, 2018 and 2017, respectively. Gathering and other expenses include gathering fees paid on our oil and natural gas production, operating expenses on our water recycling facilities and gas gathering infrastructure, and rig stacking charges. Approximately $1.1 million and $9.0 million of expenses incurred for the three months ended March 31, 2018 and 2017, respectively, relate to gathering and other fees paid on our oil and natural gas production. Approximately $4.4 million and $0.2 million expenses for the three months ended March 31, 2018 and 2017, respectively, relate to operating expenses on our water recycling facilities and gas gathering infrastructure. Also included are $0.9 million and $2.7 million of rig stacking charges for the three months ended March 31, 2018 and 2017, respectively.

        During the three months ended March 31, 2018 and 2017, we incurred $0.1 million and $0.8 million, respectively, in severance costs and accelerated stock-based compensation expense related to the termination of certain employees in conjunction with our divestitures.

        General and administrative expense was $11.6 million and $12.5 million for the three months ended March 31, 2018 and 2017, respectively. On a per unit basis, general and administrative expenses were $11.78 per Boe and $3.61 per Boe for the three months ended March 31, 2018 and 2017, respectively. General and administrative expense on a per Boe basis increased in the current period due to a decrease in our average daily production primarily as a result of our 2017 divestitures.

        Stock-based compensation expense was $3.6 million and $8.3 million, for the three months ended March 31, 2018 and 2017, respectively. Stock-based compensation expense decreased in the current period due to a reduction in our workforce and restricted stock granted in connection with the Company's emergence from chapter 11 bankruptcy which vested on or before September 30, 2017.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $14.5 million and $31.4 million for the three months ended March 31, 2018 and 2017, respectively. On a per unit basis, depletion expense was $14.65 per Boe and $9.07 per Boe for the three months ended March 31, 2018 and 2017, respectively. The increase in the depletion rate per Boe from 2017 levels is primarily attributable to decreases in proved reserves as a result of our divestitures in 2017.

        Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the Williston and El Halcón Divestitures were accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves at the time of each of the transactions. Accordingly, we recognized a gain on the sale of the El Halcón Assets of approximately $231.2 million during the three months ended March 31, 2017. During the three months ended March 31, 2018, we reduced the gain on the sale of the Williston Assets by approximately $3.7 million as the result of customary post-closing adjustments. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we record the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At March 31, 2018, we had an $18.1 million derivative asset, $13.5 million of which was classified as current and we had a $33.5 million derivative liability, $26.4 million of which was classified as current associated with these contracts. We recorded a net derivative gain of $5.9 million ($11.1 million net unrealized gain and $5.2 million net realized loss on settled contracts) for the three months ended March 31, 2018 compared a net derivative gain of $26.4 million ($24.2 million net unrealized gain and $2.2 million net realized gain on settled contracts), in the same period in 2017.

        Interest expense and other was $7.0 million and $24.8 million for the three months ended March 31, 2018 and 2017, respectively. We utilized a portion of the proceeds from our divestitures in 2017 to repurchase outstanding long-term debt, which drove a decrease in interest expense in the three months ended March 31, 2018 when compared to the same period in the prior year.

        During the first three months of 2017, we repurchased and redeemed approximately $700.0 million principal amount of our 8.625% senior secured second lien notes due 2020. Upon settlement of the repurchases and redemptions, we recorded a net loss on extinguishment of debt of approximately $56.9 million, representing a $30.9 million loss on the repurchase for the tender premium paid and a $26.0 million loss on the write-off of the discount on the notes.

        We recorded an income tax provision of $12.0 million for the three months ended March 31, 2017, representing the estimated alternative minimum tax generated primarily by the gain from the El Halcón Divestiture.

Recently Issued Accounting Pronouncements

        We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments and Hedging Activity

        We are exposed to various risks, including energy commodity price risk. When oil, natural gas, and natural gas liquids prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable; therefore, we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include costless collars, swaps, and basis swaps. The total volumes that we hedge through the use of derivative instruments varies from period to period, however, generally our objective is to hedge approximately 70% to 80% of our anticipated production for the next 18 to 24 months, when derivative contracts are available at terms (or prices) acceptable to us. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

        We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competitive market makers. We did not post collateral under any of our derivative contracts as they are secured under our Senior Credit Agreement or are uncollateralized trades. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Please refer to Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, "Derivative and Hedging Activities" for additional information.

Fair Market Value of Financial Instruments

        The estimated fair values for financial instruments under ASC 825, Financial Instruments (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, "Fair Value Measurements" for additional information.

Interest Rate Sensitivity

        Historically, we have been exposed to interest rate risk exposure primarily from fluctuations in short-term rates, which are LIBOR and ABR based. These fluctuations can cause reductions of earnings or cash flows due to increases in the interest rates that we have historically paid on these obligations. At March 31, 2018, the principal amount of our debt was approximately $625.0 million which bears interest at a weighted average fixed interest rate of 6.75% per year. At March 31, 2018, we did not have any amounts drawn under our Senior Credit Agreement. Therefore, we do not currently have any long-term debt that bears interest at floating and variable interest rates. If we incur future indebtedness which bears interest at variable rates, fluctuations in market interest rates could cause our annual interest costs to fluctuate.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2018. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

1.1	Underwriting Agreement, dated as of February 6, 2018, between the Company and J.P. Morgan Securities LLC, as representative of the Underwriters named therein (Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed February 8, 2018).

2.1	Purchase and Sale Agreement, dated as of February 6, 2018, by and between Halcón Energy Properties, Inc. and SWEPI LP (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 8, 2018).

3.1	Amended and Restated Certificate of Incorporation of Halcón Resources Corporation dated September 9, 2016 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed September 9, 2016).

3.2	Fifth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed May 7, 2015).

3.2.1	Amendment No. 1 to the Fifth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed September 9, 2016).

4.2		Purchase Agreement, dated February 7, 2018, by and among the Company, the Guarantors and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 8, 2018).

4.3		Registration Rights Agreement, dated as of February 15, 2018, by and among the Company, the Guarantors and J.P. Morgan Securities, LLC, as representatives of the Initial Purchasers (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed February 16, 2018).

10.1		Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 7, 2017, by and among Halcón Resources Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto as lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 11, 2017).

10.1.1		Second Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 2, 2018, by and among Halcón Resources Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed February 8, 2018).

10.1.2	*	Third Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 1, 2018, by and among Halcón Resources Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders.

10.2	*	Fourth Amended and Restated Summary of Non-Employee Director Compensation adopted effective as of February 28, 2018.

12.1	*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

31.1	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer

31.2	*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer

32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached hereto.

†
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HALCÓN RESOURCES CORPORATION
May 2, 2018	By:	/s/ FLOYD C. WILSON
		Name:	Floyd C. Wilson
		Title:	Chairman of the Board, Chief Executive Officer and President
May 2, 2018	By:	/s/ MARK J. MIZE
		Name:	Mark J. Mize
		Title:	Executive Vice President, Chief Financial Officer and Treasurer