Form 10-Q
period 2018-09-30
HALCON RESOURCES CORP
filed 2018-11-08
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        At November 2, 2018, 160,669,329 shares of the Registrant's Common Stock were outstanding.

		Page
PART I—FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2018 and 2017	5
	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2018 and December 31, 2017	6
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the Nine Months Ended September 30, 2018 and the Year Ended December 31, 2017	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2018 and 2017	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	56
ITEM 4.	Controls and Procedures	57
PART II—OTHER INFORMATION
ITEM 1.	Legal Proceedings	58
ITEM 1A.	Risk Factors	58
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
ITEM 3.	Defaults Upon Senior Securities	59
ITEM 4.	Mine Safety Disclosures	59
ITEM 5.	Other Information	59
ITEM 6.	Exhibits	59
Signatures		61

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

  •
  volatility in commodity prices for oil, natural gas and natural gas liquids;

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$53,918	$88,256	$145,743	$319,472
Natural gas	1,407	2,886	5,286	15,051
Natural gas liquids	5,920	5,448	14,623	16,779

Total oil, natural gas and natural gas liquids sales	61,245	96,590	165,652	351,302
Other	350	363	613	1,386

Total operating revenues	61,595	96,953	166,265	352,688

Operating expenses:
Production:
Lease operating	5,275	17,798	15,504	58,822
Workover and other	1,478	3,644	4,795	22,213
Taxes other than income	3,557	6,846	9,812	29,149
Gathering and other	18,404	10,886	30,782	34,640
Restructuring	—	1,275	128	2,080
General and administrative	19,731	39,195	49,196	86,966
Depletion, depreciation and accretion	20,310	35,940	52,397	100,788
(Gain) loss on sale of oil and natural gas properties	1,331	(491,830)	7,235	(727,520)

Total operating expenses	70,086	(376,246)	169,849	(392,862)

Income (loss) from operations	(8,491)	473,199	(3,584)	745,550
Other income (expenses):
Net gain (loss) on derivative contracts	(60,406)	(22,415)	(66,603)	28,139
Interest expense and other	(12,940)	(19,330)	(30,522)	(63,808)
Gain (loss) on extinguishment of debt	—	(29,167)	—	(86,065)

Total other income (expenses)	(73,346)	(70,912)	(97,125)	(121,734)

Income (loss) before income taxes	(81,837)	402,287	(100,709)	623,816
Income tax benefit (provision)	—	17,000	—	5,000

Net income (loss)	(81,837)	419,287	(100,709)	628,816
Non-cash preferred dividend	—	—	—	(48,007)

Net income (loss) available to common stockholders	$(81,837)	$419,287	$(100,709)	$580,809

Net income (loss) per share of common stock:
Basic	$(0.52)	$2.85	$(0.64)	$4.56

Diluted	$(0.52)	$2.82	$(0.64)	$4.52

Weighted average common shares outstanding:
Basic	158,011	146,944	156,628	127,458

Diluted	158,011	148,490	156,628	128,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$137	$424,071
Accounts receivable	46,764	36,416
Receivables from derivative contracts	16,553	677
Prepaids and other	10,969	10,628

Total current assets	74,423	471,792

Oil and natural gas properties (full cost method):
Evaluated	1,362,136	877,316
Unevaluated	982,922	765,786

Gross oil and natural gas properties	2,345,058	1,643,102
Less—accumulated depletion	(617,075)	(570,155)

Net oil and natural gas properties	1,727,983	1,072,947

Other operating property and equipment:
Other operating property and equipment	188,321	101,282
Less—accumulated depreciation	(9,136)	(4,092)

Net other operating property and equipment	179,185	97,190

Other noncurrent assets:
Receivables from derivative contracts	2,794	—
Funds in escrow and other	1,915	1,691

Total assets	$1,986,300	$1,643,620

Current liabilities:
Accounts payable and accrued liabilities	$141,377	$131,087
Liabilities from derivative contracts	86,176	19,248
Current portion of asset retirement obligation	149	—

Total current liabilities	227,702	150,335

Long-term debt, net	667,726	409,168
Other noncurrent liabilities:
Liabilities from derivative contracts	37,459	7,751
Asset retirement obligations	6,963	4,368
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: 1,000,000,000 shares of $0.0001 par value authorized; 160,676,356 and 149,379,491 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	16	15
Additional paid-in capital	1,091,441	1,016,281
Retained earnings (accumulated deficit)	(45,007)	55,702

Total stockholders' equity	1,046,450	1,071,998

Total liabilities and stockholders' equity	$1,986,300	$1,643,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Stockholders' Equity
	Shares	Amount
Balances at December 31, 2017	149,379	$15	$1,016,281	$55,702	$1,071,998
Net income (loss)	—	—	—	(2,598)	(2,598)
Common stock issuance	9,200	1	63,479	—	63,480
Offering costs	—	—	(3,044)	—	(3,044)
Stock option exercises	42	—	323	—	323
Long-term incentive plan grants	1,922	—	—	—	—
Long-term incentive plan forfeitures	(74)	—	—	—	—
Stock-based compensation	—	—	4,066	—	4,066

Balances at March 31, 2018	160,469	16	1,081,105	53,104	1,134,225
Net income (loss)	—	—	—	(16,274)	(16,274)
Long-term incentive plan grants	320	—	—	—	—
Long-term incentive plan forfeitures	(136)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	(53)	—	(262)	—	(262)
Stock-based compensation	—	—	5,194	—	5,194

Balances at June 30, 2018	160,600	16	1,086,037	36,830	1,122,883
Net income (loss)	—	—	—	(81,837)	(81,837)
Long-term incentive plan grants	84	—	—	—	—
Long-term incentive plan forfeitures	(8)	—	—	—	—
Stock-based compensation	—	—	5,404	—	5,404

Balances at September 30, 2018	160,676	$16	$1,091,441	$(45,007)	$1,046,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited) (continued)

(In thousands)

	Preferred Stock		Common Stock			Retained Earnings (Accumulated Deficit)
					Additional Paid-In Capital		Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2016	—	$—	92,991	$9	$592,663	$(479,984)	$112,688
Net income (loss)	—	—	—	—	—	189,352	189,352
Sale of preferred stock	6	—	—	—	352,048	—	352,048
Preferred beneficial conversion feature	—	—	—	—	48,007	—	48,007
Offering costs	—	—	—	—	(11,829)	—	(11,829)
Long-term incentive plan forfeitures	—	—	(41)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(2)	—	(17)	—	(17)
Stock-based compensation	—	—	—	—	8,539	—	8,539

Balances at March 31, 2017	6	—	92,948	9	989,411	(290,632)	698,788
Net income (loss)	—	—	—	—	—	20,177	20,177
Conversion of preferred stock	(6)	—	55,180	6	(6)	—	—
Offering costs	—	—	—	—	(90)	—	(90)
Long-term incentive plan grants	—	—	2,022	—	—	—	—
Long-term incentive plan forfeitures	—	—	(48)	—	—	—	—
Stock-based compensation	—	—	—	—	13,154	—	13,154

Balances at June 30, 2017	—	—	150,102	15	1,002,469	(270,455)	732,029
Net income (loss)	—	—	—	—	—	419,287	419,287
Long-term incentive plan forfeitures	—	—	(143)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(293)	—	(1,828)	—	(1,828)
Stock-based compensation	—	—	—	—	12,500	—	12,500

Balances at September 30, 2017	—	—	149,666	15	1,013,141	148,832	1,161,988
Net income (loss)	—	—	—	—	—	(93,130)	(93,130)
Long-term incentive plan forfeitures	—	—	(266)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	—	—	(21)	—	(150)	—	(150)
Stock-based compensation	—	—	—	—	3,290	—	3,290

Balances at December 31, 2017	—	$—	149,379	$15	$1,016,281	$55,702	$1,071,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(100,709)	$628,816
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	52,397	100,788
(Gain) loss on sale of oil and natural gas properties	7,235	(727,520)
Stock-based compensation, net	12,241	33,548
Unrealized loss (gain) on derivative contracts	77,524	(11,010)
Amortization of deferred loan costs	1,022	1,306
Amortization of discount and premium	235	2,358
Loss (gain) on extinguishment of debt	—	86,065
Accrued settlements on derivative contracts	3,292	(673)
Other income (expense)	(1,978)	(4,132)
Change in assets and liabilities:
Accounts receivable	(7,498)	37,950
Prepaids and other	(341)	(5,231)
Accounts payable and accrued liabilities	(6,711)	(40,043)

Net cash provided by (used in) operating activities	36,709	102,222

Cash flows from investing activities:
Oil and natural gas capital expenditures	(369,304)	(218,880)
Proceeds received from sale of oil and natural gas properties	1,647	1,901,578
Acquisition of oil and natural gas properties	(333,470)	(916,676)
Acquisition of other operating property and equipment	—	(25,538)
Other operating property and equipment capital expenditures	(79,389)	(25,474)
Proceeds received from sale of other operating property and equipment	2,236	21,291
Funds held in escrow and other	153	1,459

Net cash provided by (used in) investing activities	(778,127)	737,760

Cash flows from financing activities:
Proceeds from borrowings	293,000	1,349,000
Repayments of borrowings	(32,000)	(1,497,826)
Cash payments to Noteholders	—	(70,903)
Debt issuance costs	(4,013)	(17,220)
Preferred stock issued	—	400,055
Common stock issued	63,480	—
Offering costs and other	(2,983)	(13,765)

Net cash provided by (used in) financing activities	317,484	149,341

Net increase (decrease) in cash and cash equivalents	(423,934)	989,323
Cash and cash equivalents at beginning of period	424,071	24

Cash and cash equivalents at end of period	$137	$989,347

Disclosure of non-cash investing and financing activities:
Asset retirement obligations	$2,519	$(28,481)
Accretion of non-cash preferred dividend	—	48,007

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. As of September 30, 2018 and December 31, 2017, allowances for doubtful accounts were approximately $0.1 million and $0.7 million, respectively.

Other Operating Property and Equipment

        Other operating property and equipment additions are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives: gas and water gathering systems, thirty years; water disposal and recycling facilities, gas treating systems and buildings, twenty years; automobiles and computers, three years; computer software, fixtures, furniture and equipment, the lesser of the lease term or five years; trailers, seven years; heavy equipment, eight to ten years and leasehold improvements, lease term. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life or productive capacity of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

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

Income Taxes

        On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of accounting principles generally accepted in the United States in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts Job Act of 2017. In accordance with SAB 118, the Company has determined that the $280.9 million income tax provision and corresponding decrease in the Company's valuation allowance was a provisional amount and a reasonable estimate for the year ended December 31, 2017. Any

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

subsequent adjustments to these amounts will be recorded to current tax benefit (provision) in the fourth quarter of 2018, when the analysis is complete.

Related Party Transactions

Gas Purchase and Processing Agreement

        On November 16, 2017, a subsidiary of the Company entered into a gas purchase and processing agreement with Salt Creek Midstream, LLC (Salt Creek) pursuant to which the Company agreed to dedicate, for a term of 15 years, all natural gas production from its acreage in Ward County, Texas (that is not otherwise previously dedicated) and certain sections in Winkler County, Texas to a natural gas gathering pipeline and processing facilities to be constructed by Salt Creek. The facilities were completed and placed in service in May 2018. For the three and nine months ended September 30, 2018, the Company received zero and $0.4 million from Salt Creek under the gas purchase and processing agreement.

        Certain funds under the control of Ares Management LLC (Ares) are the majority owners and controlling parties of Salt Creek. Ares also controls other funds which own in excess of ten percent (10%) of the common stock of the Company. No Ares fund that is a stockholder of the Company has an interest in Salt Creek but one of the Company's directors, who is employed by Ares, also serves on the board of directors of Salt Creek's parent company.

Crude Oil Gathering Agreement

        On July 27, 2018, a subsidiary of the Company entered into a crude oil gathering agreement with SCM Crude, LLC (SCM) pursuant to which the Company agreed to dedicate, for a term of 15 years, production of crude oil from its currently owned, or later acquired acreage in designated areas in Ward and Winkler Counties, Texas (excluding certain specific wells) for the receipt, gathering and transportation on a gathering system to be designed, engineered and constructed by SCM. The gathering system is expected to be operational by December 31, 2018.

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

        Because certain funds under the control of Ares are the majority owners and controlling parties of SCM, the Audit Committee of the board of directors of the Company and the disinterested members of the Company's board of directors evaluated and approved (in a vote that excluded the Company director who is employed by Ares) the process by which the Company determined the SCM proposal to be superior to other alternatives, as well as the principal terms of the agreement, in accordance with applicable Company policies, including its Code of Conduct and Corporate Governance Guidelines (copies of which are available through the Company's website at www.halconresources.com) and the Company's procedures for the review and approval of transactions with related parties. Ares also controls other funds which own in excess of ten percent (10%) of the common stock of the Company.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

No Ares fund that is a stockholder of the Company has an interest in SCM but one of the Company's directors, who is employed by Ares, also serves on the board of directors of SCM's parent company.

Charter of Aircraft

        In the ordinary course of its business, the Company occasionally charters a private aircraft for business use. Floyd C. Wilson, Halcón's Chairman, Chief Executive Officer and President, owns an aircraft which the Company has chartered from time to time. For a portion of 2017, Mr. Wilson's aircraft was managed by an independent air charter company unaffiliated with both Mr. Wilson and Halcón. The aircraft in the air charter company's fleet are available to the public for charter based upon a standard fee schedule established by the air charter company, with the fees dependent primarily upon the type and size of the aircraft utilized and the duration of the flight. Because the air charter company established fees for the use of the aircraft in its fleet, Mr. Wilson did not receive any greater benefit from Halcón's charter of the aircraft indirectly owned by him than he would have if any third party were to charter the aircraft. During the course of 2017, Mr. Wilson terminated the independent air charter company and removed his aircraft from the charter company's fleet, pending his search for a new charter company to manage his aircraft. During the search period for a new charter company, fees for the use of Mr. Wilson's aircraft by the Company were based upon comparable costs that the Company would have incurred in chartering the same type and size of aircraft from an independent third party utilizing data from several independent third party aircraft leasing companies. The terms for this use were evaluated and approved by the Audit Committee of the Company, and subsequently by the disinterested members of the Company's board of directors upon the recommendation of the Audit Committee, in accordance with the Company's procedures for the review and approval of transactions with related parties. During the three and nine months ended September 30, 2018, the Company paid approximately $0.2 million and $0.8 million, respectively, to Mr. Wilson for the Company use of the aircraft. As of September 30, 2018, the Company recorded a $0.1 million payable to Mr. Wilson. The payable is recorded in "Accounts payable and accrued liabilities," on the Company's unaudited condensed consolidated balance sheet.

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

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). For public business entities, ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In January 2018, ASU 2016-02 was updated with ASU No. 2018-01, Lease (Topic 842)—Land Easement Practical Expedient for Transition to Topic 842 (ASU 2018-01), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. In July 2018, ASU 2016-02 was updated with ASU No. 2018-11, Targeted Improvements to ASC 842, which provides entities with relief from the costs of implementing certain aspects of the new leasing standard. Specifically, under the amendments in ASU 2018-11, (1) entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and (2) lessors may elect not to separate lease and nonlease components when certain conditions are met. Before ASU 2018-11 was issued, transition to the new lease standard required application of the new guidance at the beginning of the earliest comparative period presented in the financial statements. As of September 30, 2018, the Company had approximately $18.5 million of contractual obligations related to its non-cancelable leases and drilling contracts, and it will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under the new leasing standard. In addition, the Company is implementing an accounting software solution to facilitate compliance with the new lease accounting requirements, as well as continuing to analyze its processes and internal controls surrounding its leases. At this time, the Company cannot reasonably estimate the financial statement impact of the adoption of ASU 2016-02; however, the unaudited condensed consolidated balance sheets will be impacted due to the recognition of right-of-use assets and lease liabilities that are not recognized under the current lease accounting guidance. The Company will adopt ASU 2016-02 on January 1, 2019.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides five steps an entity should apply in determining its revenue recognition. In March 2016, ASU 2014-09 was updated with ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08, and collectively with ASU 2014-09, ASC 606), which provides further clarification on the principal versus agent evaluation. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective approach. See Note 2, "Operating Revenues," for further details.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. OPERATING REVENUES

Adoption of ASC 606, Revenue from Contracts with Customers

        On January 1, 2018, the Company adopted ASC 606 using the modified retrospective approach applied to all contracts as of the date of adoption. Reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 606 resulted in offsetting changes to revenues and expenses associated with certain natural gas gathering and processing agreements, and therefore there was no cumulative effect of applying ASC 606 to the opening balance of "Retained earnings (accumulated deficit)." The net impact of adopting ASC 606 for the three and nine months ended September 30, 2018 was a decrease of $0.2 million and $0.6 million to "Natural gas" and an offsetting decrease of $0.2 million and $0.6 million to "Gathering and other," respectively, on the unaudited condensed consolidated statements of operations.

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

Revenue Recognition

        Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of the commodity to the customer. Because the Company's performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $37.1 million and $24.1 million as of September 30, 2018 and December 31, 2017, respectively, as "Accounts receivable" on the unaudited condensed consolidated balance sheets.

        Substantially all of the Company's revenues are derived from its single basin operations, the Delaware Basin in Pecos, Reeves, Ward and Winkler Counties, Texas. The following table disaggregates the Company's revenues by major product, in order to depict how the nature, timing, and uncertainty

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. OPERATING REVENUES (Continued)

of revenue and cash flows are affected by economic factors in the Company's single basin operations, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$53,918	$88,256	$145,743	$319,472
Natural gas	1,407	2,886	5,286	15,051
Natural gas liquids	5,920	5,448	14,623	16,779

Total oil, natural gas and natural gas liquids sales	61,245	96,590	165,652	351,302
Other	350	363	613	1,386

Total operating revenues	$61,595	$96,953	$166,265	$352,688

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

Concentrations of Credit Risk

        The purchasers of the Company's oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts. For the nine months ended September 30, 2018, two individual purchasers of the Company's production, Sunoco, Inc. and Western Refining, Inc., each accounted for more than 10% of total sales, collectively representing 81% of the Company's total sales for the period. In 2017, two individual purchasers of the Company's production, Crestwood Midstream Partners, formerly Arrow Field Services, LLC, and Suncor Energy Marketing, Inc., each accounted for more than 10% of total sales, collectively representing 58% of the Company's total sales for the year.

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

3. ACQUISITIONS AND DIVESTITURES

Acquisitions

West Quito Draw Properties

        On February 6, 2018, a wholly owned subsidiary of the Company entered into a Purchase and Sale Agreement (the Shell PSA) with SWEPI LP (Shell), an affiliate of Shell Oil Company, pursuant to which the Company purchased acreage and related assets in the Delaware Basin located in Ward

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DIVESTITURES (Continued)

County, Texas (the West Quito Draw Properties) for a total adjusted purchase price of $198.5 million. The effective date of the acquisition was February 1, 2018, and the Company closed the transaction on April 4, 2018. The Company funded the cash consideration for the acquisition of the West Quito Draw Properties with the net proceeds from the issuance of the Additional 2025 Notes and common stock, which are discussed in Note 5, "Long-term Debt," and Note 10, "Stockholders' Equity," respectively.

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

Acquisition of Additional Properties in Monument Draw (Ward and Winkler Counties, Texas)

        On December 13, 2017, the Company acquired undeveloped acreage and related assets in the Delaware Basin, in an area contiguous to the western and southern areas of the Company's existing Monument Draw properties in Ward County, Texas from a private company, for a total adjusted cash purchase price of $101.8 million. The effective date of the acquisition was September 1, 2017.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DIVESTITURES (Continued)

Pro Forma Impact of Acquisition (Unaudited)

        As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the acquisition of the Pecos County Assets was accounted for as a business combination in accordance with ASC No. 805, Business Combinations (ASC 805) which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Certain assets and liabilities may be adjusted as additional information is obtained, but no later than one year from the respective acquisition dates. During the nine months ended September 30, 2018, there were no adjustments to the purchase price of the Pecos County Assets. The purchase price allocation for the Pecos County Assets is complete.

        The following unaudited pro forma combined results of operations are provided for the nine months ended September 30, 2017 as though the Pecos County Acquisition had been completed as of the beginning of the comparable prior annual reporting period, or January 1, 2016. The pro forma combined results of operations for the nine months ended September 30, 2017 have been prepared by adjusting the historical results of the Company to include the historical results of the Pecos County Assets. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the period presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Pecos County Acquisition, or any estimated costs that will be incurred to integrate the Pecos County Assets. Future results may vary significantly from the results reflected in this unaudited pro forma financial information because of future events and transactions, as well as other factors.

        The Company's historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the Pecos County Acquisition and that were factually supportable. Adjustments and assumptions made for this pro forma calculation are consistent with those used in the Company's annual pro forma information, as more fully described in Item 8. Consolidated Financial Statements and Supplementary Data—Note 5, "Acquisitions and Divestitures," to the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Amounts included in the table below are rounded to thousands, except per share amounts.

Nine Months Ended September 30, 2017
(Unaudited)
Revenue	$360,590
Net income (loss)	635,854
Net income (loss) available to common stockholders	587,847
Pro forma net income (loss) per share of common stock:
Basic	$4.61
Diluted	$4.58

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DIVESTITURES (Continued)

Divestitures

Williston Basin Non-Operated Assets

        On September 19, 2017, certain wholly owned subsidiaries of the Company entered into an agreement with a privately-owned company pursuant to which the Company sold its non-operated properties and related assets located in the Williston Basin in North Dakota and Montana (the Non-Operated Williston Assets) for a total adjusted sales price of $103.4 million. The effective date of the transaction was April 1, 2017 and the transaction closed on November 9, 2017. Proceeds from the sale were recorded as a reduction to the carrying value of the Company's full cost pool with no gain or loss recorded.

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

        As discussed further in Note 4, "Oil and Natural Gas Properties," the Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, sales of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the Williston Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, the Company recognized a gain on the sale of the Williston Assets of $485.9 million during the year ended December 31, 2017. This gain was reduced by $7.2 million during the nine months ended September 30, 2018 as the result of customary post-closing adjustments. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values. The gain (loss) was recorded in "Gain (loss) on sale of oil and natural gas properties," on the Company's unaudited condensed consolidated statements of operations.

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

        Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the El Halcón Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, the Company recognized a gain on the sale of $235.7 million during the year ended December 31, 2017. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values. The gain was recorded in "Gain (loss) on sale of oil and natural gas properties," on the Company's unaudited condensed consolidated statements of operations.

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

        At September 30, 2018, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2018 of the West Texas Intermediate (WTI) crude oil spot price of $63.43 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended September 30, 2018 of the Henry Hub natural gas price of $2.91 per million British

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. OIL AND NATURAL GAS PROPERTIES (Continued)

thermal units (MMBtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at September 30, 2018 did not exceed the ceiling amount.

        At September 30, 2017, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2017 of the WTI crude oil spot price of $49.81 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended September 30, 2017 of the Henry Hub natural gas price of $3.00 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at September 30, 2017 did not exceed the ceiling amount.

        Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, capital spending, and other factors will determine the Company's ceiling test calculations and impairment analyses in future periods.

5. LONG-TERM DEBT

        Long-term debt as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Senior revolving credit facility	$55,000	$—
6.75% senior notes due 2025(1)	612,726	409,168

	$667,726	$409,168

(1)
On February 15, 2018, the Company issued an additional $200.0 million aggregate principal amount of its 2025 Notes at 103.0% of par. Amount includes a $7.4 million and $8.1 million unamortized discount at September 30, 2018 and December 31, 2017, respectively, associated with the 2025 Notes. Amount includes a $5.6 million unamortized premium at September 30, 2018, associated with the Additional 2025 Notes. Additionally, these amounts are net of $10.4 million and $7.7 million unamortized debt issuance costs at September 30, 2018 and December 31, 2017, respectively. Refer to "6.75% Senior Notes" below for further details.

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

        The Senior Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement), which was recently revised by the Consent and Fifth Amendment, as discussed below, and (ii) a Current Ratio (as defined in the Senior Credit Agreement) not to be less than 1.00 to 1.00.

        The Senior Credit Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

        At September 30, 2018, under the then effective borrowing base of $200.0 million, the Company had $55.0 million of indebtedness outstanding, approximately $1.6 million letters of credit outstanding and approximately $143.4 million of borrowing capacity available under the Senior Credit Agreement.

        On November 7, 2018, the Company entered into the Fifth Amendment (the Fifth Amendment) to the Senior Credit Agreement which, among other things, provided for (i) the use of annualized financial data in determining EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending September 30, 2018, December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019 and (ii) amended the ratio of Consolidated Total Net Debt (as defined in the Senior Credit Agreement) to EBITDA of (a) 4.75 to 1.0 for the fiscal quarter ending September 30, 2018, (b) 4.25 to 1.0 for the fiscal quarter ending December 31, 2018 and (c) 4.0 to 1.0 for the fiscal quarter ending March 31, 2019 and any fiscal quarter thereafter.

        On November 6, 2018, the lenders party to the Senior Credit Agreement issued a consent (the Consent) to the Company whereby H2S Expenses (as defined in the Consent) may exceed the maximum level allowed for adding back non-recurring expenses and charges in the definition of EBITDA (as defined in the Senior Credit Agreement) when calculating the ratio of Consolidated Total Net Debt to EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending September 30, 2018, December 31, 2018 and March 31, 2019.

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

        On May 1, 2018, the Company entered into the Third Amendment (the Third Amendment) to the Senior Credit Agreement which provided for an assignment and reallocation of the Maximum Credit Amounts (as defined in the Senior Credit Agreement) among certain of the lender financial institutions. The Third Amendment did not adjust the aggregate Maximum Credit Amounts, which remain at $1.0 billion.

        On February 2, 2018, the Company entered into the Second Amendment (the Second Amendment) to the Senior Credit Agreement by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. The Second Amendment among other things, provided for (i) the use of annualized financial data in determining EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending June 30, 2018, September 30, 2018 and December 31, 2018, (ii) an increase in the ratio of Consolidated Total Net Debt (as defined in the Senior Credit Agreement) to EBITDA of 4.50 to 1.00 for the fiscal quarter ending June 30, 2018, and a ratio of 4.00 to 1.00 for any fiscal quarter thereafter, (iii) a waiver of compliance with the covenant relating to the Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) for the fiscal quarter ending March 31, 2018, and (iv) a waiver of the automatic reduction to the borrowing base that would otherwise result due to the issuance of the Additional 2025 Notes (defined below).

        After giving effect to the Consent and the Fifth Amendment, at September 30, 2018, the Company was in compliance with the financial covenants under the Senior Credit Agreement.

6.75% Senior Notes

        On February 16, 2017, the Company issued $850.0 million aggregate principal amount of new 6.75% senior unsecured notes due 2025 (the 2025 Notes) in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act), Rule 144A and Regulation S, and applicable state securities laws. The 2025 Notes were issued at par and bear interest at a rate of 6.75% per annum, payable semi-annually on February 15 and August 15 of each year. The 2025 Notes will mature on February 15, 2025. Proceeds from the private placement were approximately $834.1 million after deducting initial purchasers' discounts and commissions and offering expenses. The Company used a portion of the net proceeds from the private placement to fund the repurchase and redemption of the then outstanding 8.625% senior secured second lien notes due 2020 (the 2020 Second Lien Notes) and for general corporate purposes. Upon repurchase and redemption of the 2020 Second Lien Notes during the three months ended March 31, 2017, the Company recorded a loss on extinguishment of debt of approximately $56.9 million, representing a $30.9 million loss on the repurchase for the tender premium paid and a $26.0 million loss on the write-off of the discount on the notes.

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

        On February 15, 2018, the Company issued an additional $200.0 million aggregate principal amount of its 2025 Notes at a price to the initial purchasers of 103.0% of par (the Additional 2025 Notes). The Additional 2025 Notes were issued in a private placement exempt from registration under the Securities Act pursuant to Rule 144A and Regulation S under the Securities Act and applicable state securities laws. The net proceeds from the sale of the Additional 2025 Notes were approximately $202.4 million after initial purchasers' premiums and deducting commissions and offering expenses and were used to fund the cash consideration for the acquisition of the West Quito Draw Properties, discussed further in Note 3, "Acquisitions and Divestitures," and for general corporate purposes, including to fund the Company's 2018 drilling program. These notes were issued under the February 2017 Indenture.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG-TERM DEBT (Continued)

        The Additional 2025 Notes are treated as a single class with, and have the same terms as, the 2025 Notes, except that the Additional 2025 Notes will initially be subject to transfer restrictions and have the benefit of certain registration rights and provisions for the payment of additional interest in the event of a breach with respect to such registration rights pursuant to the terms of a Registration Rights Agreement, entered into on February 15, 2018 (the 2018 Registration Rights Agreement). Pursuant to the 2018 Registration Rights Agreement the Company agreed to, among other things, use reasonable best efforts to file a registration statement under the Securities Act and complete an exchange offer for the 2025 Notes within 180 days after closing. The Company filed the registration statement on March 20, 2018 and it was declared effective by the SEC on April 9, 2018. In addition, the Company completed the exchange offer for the Additional 2025 Notes on May 17, 2018.

        The remaining unamortized discount on the 2025 Notes was $7.4 million at September 30, 2018. The unamortized premium on the Additional 2025 Notes was $5.6 million at September 30, 2018.

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt. During the nine months ended September 30, 2018, the Company capitalized approximately $3.9 million of debt issuance costs related to the Senior Credit Agreement and the Additional 2025 Notes. At September 30, 2018 and December 31, 2017, the Company had approximately $11.2 million and $8.3 million, respectively, of unamortized debt issuance costs. The debt issuance costs for the Company's Senior Credit Agreement are presented in "Funds in escrow and other" and the debt issuance costs for the Company's senior unsecured debt are presented in "Long-term debt, net" on the unaudited condensed consolidated balance sheets.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

        As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Receivables from derivative contracts	$—	$19,347	$—	$19,347

Liabilities
Liabilities from derivative contracts	$—	$123,635	$—	$123,635

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Receivables from derivative contracts	$—	$677	$—	$677

Liabilities
Liabilities from derivative contracts	$—	$26,999	$—	$26,999

        Derivative contracts listed above as Level 2 include collars, puts, calls, swaps and basis swaps that are carried at fair value. The Company records the net change in the fair value of these positions in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 7, "Derivative and Hedging Activities," for additional discussion of derivatives.

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

the estimated fair values of the Company's fixed interest rate debt instruments as of September 30, 2018 and December 31, 2017 (excluding discounts, premiums and debt issuance costs) (in thousands):

	September 30, 2018		December 31, 2017
Debt	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
6.75% senior notes	$625,005	$600,005	$425,005	$443,790

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

7. DERIVATIVE AND HEDGING ACTIVITIES

        The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk and interest rate risk. Derivative contracts are utilized to hedge the Company's exposure to price fluctuations and reduce the variability in the Company's cash flows associated with anticipated sales of future oil, natural gas and natural gas liquids production. When derivative contracts are available at terms (or prices) acceptable to the Company, it generally hedges a substantial, but varying, portion of anticipated oil, natural gas and natural gas liquids production for future periods. Derivatives are carried at fair value on the unaudited condensed consolidated balance sheets as assets or liabilities, with changes in the fair value included in the unaudited condensed consolidated statements of operations for the period in which the change occurs. The Company's hedge policies and objectives may change significantly as its operational profile changes and/or commodities prices change. The Company does not enter into derivative contracts for speculative trading purposes.

        It is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions determined by management as competent and competitive market makers. The Company did not post collateral under any of its derivative contracts as they are secured under the Company's Senior Credit Agreement or are uncollateralized trades.

        The Company's crude oil, natural gas and natural gas liquids derivative positions at any point in time generally consist of swaps, basis swaps and costless put/call "collars." Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. Basis swaps effectively lock in a price differential between regional prices (i.e. Midland) and the relevant price index at which the oil production is sold (i.e. Cushing). A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

records the net change in the mark-to-market valuation of these derivative contracts, as well as payments and receipts on settled derivative contracts, in "Net gain (loss) on derivative contracts" on the unaudited condensed consolidated statements of operations.

        At September 30, 2018, the Company had 85 open commodity derivative contracts summarized in the following tables: eight natural gas collar arrangements, seven natural gas basis swaps, eight natural gas liquids swaps, 25 crude oil basis swaps, 31 crude oil collar arrangements two crude oil puts, three crude oil calls, and one crude oil WTI NYMEX roll.

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

        All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (ASC 815) and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets (in thousands):

		Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	September 30, 2018(1)	December 31, 2017	Balance sheet location	September 30, 2018(2)	December 31, 2017
Commodity contracts	Current assets—receivables from derivative contracts	$16,553	$677	Current liabilities—liabilities from derivative contracts	$(86,176)	$(19,248)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	2,794	—	Other noncurrent liabilities—liabilities from derivative contracts	(37,459)	(7,751)

Total derivatives not designated as hedging contracts under ASC 815		$19,347	$677		$(123,635)	$(26,999)

(1)
Amount includes a $0.7 million deferred premium asset classified all as current as of September 30, 2018.

(2)
Amount includes a $4.7 million deferred premium obligation of which $0.3 million was classified as current as of September 30, 2018.

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations (in thousands):

		Amount of gain or (loss) recognized in income on derivative contracts for the		Amount of gain or (loss) recognized in income on derivative contracts for the
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2018	2017	2018	2017
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$(50,763)	$(31,209)	$(77,524)	$11,010
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	(9,643)	8,794	10,921	17,129

Total net gain (loss) on derivative contracts		$(60,406)	$(22,415)	$(66,603)	$28,139

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        At September 30, 2018 and December 31, 2017, the Company had the following open crude oil, natural gas and natural gas liquids derivative contracts:

			September 30, 2018
				Floors		Ceilings		Basis Differential
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
October 2018 - December 2018	Basis Swap	Crude Oil	1,012,000	$—	$—	$—	$—	$(6.90) - $(12.50)	$(10.64)
October 2018 - December 2018	Basis Swap	Natural Gas	1,380,000					(1.05) - (1.19)	(1.10)
October 2018 - December 2018	Collars	Crude Oil	1,196,000	45.00 - 55.80	50.08	50.00 - 63.00	56.87
October 2018 - December 2018	Collars	Natural Gas	690,000	3.00 - 3.03	3.01	3.22 - 3.38	3.30
October 2018 - December 2018	Calls	Crude Oil	1,196,000			59.00 - 63.00	59.92
October 2018 - December 2018	Calls	Crude Oil	(1,196,000)			50.00 - 63.00	56.87
October 2018 - December 2018	Swap	Natural Gas Liquids	92,000	32.50	32.50
October 2018 - December 2018	WTI NYMEX Roll	Crude Oil	460,000					0.35	0.35
January 2019 - March 2019	Collars	Crude Oil	90,000	46.75	46.75	51.75	51.75
January 2019 - June 2019	Basis Swap	Crude Oil	543,000					(1.15) - (1.33)	(1.22)
January 2019 - September 2019	Basis Swap	Crude Oil	546,000					(6.20) - (7.60)	(6.90)
January 2019 - December 2019	Basis Swap	Crude Oil	2,365,000					(0.98) - (6.50)	(3.73)
January 2019 - December 2019	Basis Swap	Natural Gas	9,307,500					(1.05) - (1.40)	(1.18)
January 2019 - December 2019	Collars	Crude Oil	5,110,000	50.00 - 58.00	53.12	55.00 - 63.00	58.98
January 2019 - December 2019	Collars	Natural Gas	8,395,000	2.52 - 2.65	2.60	3.00 - 3.03	3.01
January 2019 - December 2019	Swap	Natural Gas Liquids	1,460,000	29.08 - 30.15	29.33
January 2019 - December 2019	WTI NYMEX Roll	Crude Oil	1,825,000					0.35	0.35
April 2019 - December 2019	Collars	Crude Oil	275,000	55.00	55.00	62.85	62.85
July 2019 - December 2019	Collars	Crude Oil	184,000	55.00	55.00	69.00	69.00
October 2019 - December 2019	Basis Swap	Crude Oil	368,000					3.45 - 3.75	3.65
October 2019 - December 2019	Swap	Natural Gas Liquids	92,000	32.50	32.50
January 2020 - December 2020	Basis Swap	Crude Oil	2,928,000					2.00 - 3.75	2.82
January 2020 - December 2020	Collars	Crude Oil	549,000	50.00	50.00	70.00	70.00
January 2020 - December 2020	Calls	Crude Oil	1,464,000			70.00	70.00
January 2020 - December 2020	Puts	Crude Oil	915,000	55.00	55.00
January 2020 - December 2020	Swap	Natural Gas Liquids	732,000	31.00	31.00

			December 31, 2017
				Floors		Ceilings		Basis Differential
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2018 - December 2018	Basis Swap	Crude Oil	2,555,000	$—	$—	$—	$—	$(1.05) - $(1.50)	$(1.29)
January 2018 - December 2018	Collars	Crude Oil	2,920,000	45.00 - 53.00	49.29	50.00 - 60.00	56.82
January 2018 - December 2018	Collars	Natural Gas	2,737,500	3.00 - 3.03	3.01	3.22 - 3.38	3.30
April 2018 - December 2018	Basis Swap	Crude Oil	275,000					(1.15)	(1.15)
April 2018 - December 2018	Collars	Crude Oil	275,000	46.75	46.75	51.75	51.75
July 2018 - December 2018	Basis Swap	Crude Oil	1,012,000					(0.98) - (1.18)	(1.12)
July 2018 - December 2018	Collars	Crude Oil	184,000	48.50	48.50	53.50	53.50
October 2018 - December 2018	Collars	Crude Oil	92,000	50.65	50.65	55.65	55.65
January 2019 - March 2019	Collars	Crude Oil	90,000	46.75	46.75	51.75	51.75
January 2019 - December 2019	Basis Swap	Crude Oil	4,380,000					(0.50) - (1.33)	(1.02)
January 2019 - December 2019	Collars	Crude Oil	1,825,000	50.00 - 51.00	50.24	55.00 - 57.30	55.70

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts (in thousands):

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Gross Amounts Presented in the Consolidated Balance Sheet	$19,347	$677	$(123,635)	$(26,999)
Amounts Not Offset in the Consolidated Balance Sheet	(18,040)	(231)	18,040	231

Net Amount	$1,307	$446	$(105,595)	$(26,768)

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ASSET RETIREMENT OBLIGATIONS (Continued)

        The Company recorded the following activity related to its ARO liability (in thousands, inclusive of the current portion):

Liability for asset retirement obligations as of December 31, 2017	$4,368
Liabilities settled and divested	(110)
Additions	796
Acquisitions(1)	2,465
Accretion expense	225
Revisions in estimated cash flows	(632)

Liability for asset retirement obligations as of September 30, 2018	$7,112

(1)
See Note 3, "Acquisitions and Divestitures," for additional information on the Company's acquisition and divestiture activities.

9. COMMITMENTS AND CONTINGENCIES

Commitments

        The Company leases corporate office space in Houston, Texas and Denver, Colorado. Rent expense was approximately $2.8 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively. Future obligations associated with the Company's operating leases are presented in the table below (in thousands):

Remaining period in 2018	$846
2019	2,990
2020	1,811
2021	1,497
2022	835
Thereafter	1,345

Total	$9,324

        As of September 30, 2018, the Company has the following active drilling rig commitments (in thousands):

Remaining period in 2018	$4,419
2019	4,726
2020	—
2021	—
2022	—
Thereafter	—

Total	$9,145

        As of September 30, 2018, termination of the Company's active drilling rig commitments would require early termination penalties of $8.2 million, which would be in lieu of paying the remaining active commitments of $9.1 million.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        In past years, with the sustained decline in crude oil prices, the Company stacked certain drilling rigs and amended previously entered into drilling rig contracts. In connection with the early termination of a drilling contract from 2015, if certain requirements are not met by January 12, 2020, the Company may incur an additional $3.0 million. Rig stacking fees are expensed as incurred within "Gathering and other" on the unaudited condensed consolidated statements of operations and are not included in the table above.

        In September 2018, the Company entered into a purchase agreement for certain natural gas treating equipment totaling approximately $13.3 million. As of September 30, 2018, the Company's remaining commitment is approximately $9.8 million and is expected to be incurred by March 31, 2019.

        The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of September 30, 2018, the Company had in place three long-term crude oil contracts and eleven long-term natural gas contracts in this area and the sales price under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

Incentive Plans

        On September 9, 2016, the Company's board of directors adopted the 2016 Long-Term Incentive Plan (the Plan). An aggregate of 10.0 million shares of the Company's common stock were available for grant pursuant to awards under the Plan. On April 6, 2017, Amendment No. 1 to the Plan to increase,

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

by 9.0 million shares, the maximum number of shares of common stock that may be issued thereunder, i.e., a maximum of 19.0 million shares, became effective, which was 20 calendar days following the date the Company mailed an information statement to all stockholders of record notifying them of approval of the amendment by written consent of holders of a majority of the Company's outstanding stock. As of September 30, 2018 and December 31, 2017, a maximum of 4.9 million and 7.7 million shares, respectively, of the Company's common stock remained reserved for issuance under the Plan.

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

        For the three and nine months ended September 30, 2018, the Company recognized $4.4 million and $12.2 million, respectively, of stock-based compensation expense. For the three and nine months ended September 30, 2017, the Company recognized $12.3 million and $33.5 million, respectively, of stock-based compensation expense. Stock-based compensation expense is recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

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

        During the nine months ended September 30, 2018, the Company granted stock options under the Plan covering 1.2 million shares of common stock to employees of the Company. These stock options have an exercise price of $5.65. During the nine months ended September 30, 2018, the Company received $0.3 million from the exercise of stock options. At September 30, 2018, the Company had $7.1 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.1 years.

        During the nine months ended September 30, 2017, the Company granted stock options under the Plan covering 1.8 million shares of common stock to employees of the Company. These stock options have exercise prices ranging from $6.55 to $7.75 per share with a weighted average exercise price of $7.72 per share. At September 30, 2017, the Company had $17.3 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.5 years.

Restricted Stock

        From time to time, the Company grants shares of restricted stock to employees and non-employee directors of the Company. Employee shares typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six months from the date of grant. Certain shares granted under the Plan specifically related to the Company's emergence from chapter 11 bankruptcy, vested on or before September 30, 2017.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' EQUITY (Continued)

        During the nine months ended September 30, 2018, the Company granted 2.3 million shares of restricted stock under the Plan to employees and non-employee directors of the Company. These restricted shares were granted at prices ranging from $3.75 to $5.65 with a weighted average price of $5.47. At September 30, 2018, the Company had $8.6 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.2 years.

        During the nine months ended September 30, 2017, the Company granted 2.0 million shares of restricted stock under the Plan to employees and non-employee directors of the Company. These restricted shares were granted at prices ranging from $6.08 to $7.75 per share with a weighted average price of $7.07 per share. At September 30, 2017, the Company had $5.7 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.3 years.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS PER COMMON SHARE

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic:
Net income (loss) available to common stockholders	$(81,837)	$419,287	$(100,709)	$580,809

Weighted average basic number of common shares outstanding	158,011	146,944	156,628	127,458

Basic net income (loss) per share of common stock	$(0.52)	$2.85	$(0.64)	$4.56

Diluted:
Net income (loss) available to common stockholders	$(81,837)	$419,287	$(100,709)	$580,809

Weighted average basic number of common shares outstanding	158,011	146,944	156,628	127,458
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted shares	Anti-dilutive	1,546	Anti-dilutive	952
Conversion of preferred stock	—	—	—	Anti-dilutive

Weighted average diluted number of common shares outstanding	158,011	148,490	156,628	128,410

Diluted net income (loss) per share of common stock	$(0.52)	$2.82	$(0.64)	$4.52

        Common stock equivalents, including stock options, restricted shares, and warrants totaling 14.9 million and 14.3 million shares for the three and nine months ended September 30, 2018, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

        Common stock equivalents, including stock options, restricted shares, warrants, and preferred stock totaling 11.7 million and 19.0 million shares for the three and nine months ended September 30, 2017, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$37,085	$24,110
Joint interest accounts	8,736	2,249
Other	943	10,057

	$46,764	$36,416

Prepaids and other:
Prepaids	$4,684	$4,324
Income tax receivable	6,250	6,250
Other	35	54

	$10,969	$10,628

Funds in escrow and other:
Funds in escrow	$568	$563
Other	1,347	1,128

	$1,915	$1,691

Accounts payable and accrued liabilities:
Trade payables	$51,192	$35,688
Accrued oil and natural gas capital costs	53,692	50,743
Revenues and royalties payable	20,587	20,256
Accrued interest expense	5,858	10,985
Accrued employee compensation	5,086	9,805
Accrued lease operating expenses	4,667	2,024
Other	295	1,586

	$141,377	$131,087

13. SUBSEQUENT EVENTS

Sale of Water Infrastructure Assets

        On October 31, 2018, certain wholly owned subsidiaries of the Company entered into an Asset Purchase Agreement (the Agreement) with an affiliate of WaterBridge Resources LLC (the Purchaser) pursuant to which the Company agreed to sell its water infrastructure assets located in the Delaware Basin (the Water Assets) to Purchaser for a total purchase price of up to $325.0 million, consisting of $200.0 million payable in cash upon closing and additional incentive payments of up to $25.0 million per year for the next five years based on the Company's ability to meet certain annual incentive thresholds relating to the number of wells connected to the Water Assets per year. The ability of the Company to achieve the incentive thresholds will be driven by, among other things, its development program which will consider future market conditions and is subject to change. The purchase price is subject to adjustment for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date and (ii) environmental defects, if any.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUBSEQUENT EVENTS (Continued)

        The effective date of the transaction is October 1, 2018 and the transaction is expected to close in late-December 2018, subject to satisfaction of customary closing conditions set forth in the Agreement. The Agreement also contains customary representations, warranties and covenants by the Company and Purchaser and contemplates a transition services period whereby the Company would operate the Water Assets for approximately two months following the closing and also operate the Water Assets in Monument Draw for approximately six months in order to install additional water service and treating infrastructure. In addition, the parties have agreed to negotiate in good faith prior to closing, a definitive agreement relating to certain water supply assets. While the parties have a non-binding agreement relating to the material business terms of such agreement, if they are unable to agree on a definitive agreement prior to closing, certain water supply assets will remain with the Company and $30.0 million of the cash purchase price will not be paid to the Company until such time as such definitive agreement is executed. At closing, the Company will dedicate all of the produced water from its oil and natural gas wells within the Company's Monument Draw, Hackberry Draw and West Quito Draw operating areas to Purchaser. Purchaser will be entitled to receive a current market price, subject to annual adjustments for inflation, in exchange for the transportation, disposal and treatment of such produced water, and assuming a definitive agreement related to the water supply assets is executed, Purchaser will be entitled to receive a market price for the supply of freshwater and recycled produced water to the Company.

Borrowing Base Redetermination

        The Company recently completed the fall 2018 borrowing base redetermination for its Senior Credit Agreement. The Company received commitments to increase its borrowing base from $200.0 million to $275.0 million upon the closing of its water infrastructure assets sale in December 2018.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the three and nine months ended September 30, 2018 and 2017 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

        Our average daily oil and natural gas production decreased in the first nine months of 2018 when compared to the same period in the prior year primarily due to our divestitures in 2017. This decrease was partially mitigated by the production associated with our assets located in the Delaware Basin and our drilling activities since acquiring the assets. During the first nine months of 2018, production averaged 12,795 Boe/d compared to average daily production of 34,513 Boe/d during the first nine months of 2017. During the first nine months of 2018, we participated in the drilling of 22 gross (21.7 net) wells, none of which were dry holes.

        Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploration activities or acquire properties with existing production. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, basis differentials and other factors. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

        Oil and natural gas prices are inherently volatile and sustained lower commodity prices could have a material impact upon our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the crude oil price for October 1, 2018 of $75.30 per barrel, and holding it constant for two months to create a trailing 12-month period of average prices, that is more reflective of recent price trends, our ceiling test limitation would not have generated an impairment. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        Our 2018 capital budget has been revised to reflect changes in our drilling program. We have reduced our number of operated rigs running in the Delaware Basin from four to three rigs. We expect to spend approximately $75 million to $95 million on drilling and completion capital expenditures in the fourth quarter of 2018. In addition, we expect to spend approximately $20 million to $30 million on infrastructure, seismic and other in the fourth quarter of 2018. Our capital budget for the fourth quarter of 2018 is based on our current view of market conditions and current business plans, and is subject to change.

Recent Developments

Sale of Water Infrastructure Assets

        On October 31, 2018, we entered into an Asset Purchase Agreement (the Agreement) with an affiliate of WaterBridge Resources LLC (the Purchaser) pursuant to which we agreed to sell our water infrastructure assets located in the Delaware Basin (the Water Assets) to Purchaser for a total purchase price of up to $325.0 million, consisting of $200.0 million payable in cash upon closing and additional incentive payments of up to $25.0 million per year for the next five years based on our ability to meet certain annual incentive thresholds relating to the number of wells connected to the Water Assets per year. Our ability to achieve the incentive thresholds will be driven by, among other things, our development program which will consider future market conditions and is subject to change. The purchase price is subject to adjustment for (i) operating expenses, capital expenditures and revenues between the effective date and the closing date and (ii) environmental defects, if any.

        The effective date of the transaction is October 1, 2018 and the transaction is expected to close in late-December 2018, subject to satisfaction of customary closing conditions set forth in the Agreement. The Agreement also contains customary representations, warranties and covenants by us and Purchaser and contemplates a transition services period whereby we would operate the Water Assets for approximately two months following the closing and also operate the Water Assets in Monument Draw for approximately six months in order to install additional water service and treating infrastructure. In addition, the parties have agreed to negotiate in good faith prior to closing, a definitive agreement relating to certain water supply assets. While the parties have a non-binding agreement relating to the material business terms of such agreement, if they are unable to agree on a definitive agreement prior to closing, certain water supply assets will remain with us and $30.0 million of the cash purchase price will not be paid to us until such time as such definitive agreement is executed. At closing, we will dedicate all of the produced water from our oil and natural gas wells within our Monument Draw, Hackberry Draw and West Quito Draw operating areas to Purchaser. Purchaser will be entitled to receive a current market price, subject to annual adjustments for inflation, in exchange for the transportation, disposal and treatment of such produced water, and assuming a definitive agreement related to the water supply assets is executed, Purchaser will be entitled to receive a market price for the supply of freshwater and recycled produced water to us.

Borrowing Base Redetermination

        We recently completed the fall 2018 borrowing base redetermination for our Senior Credit Agreement. We received commitments to increase our borrowing base from $200.0 million to $275.0 million upon the closing of our water infrastructure assets sale in December 2018.

Acquisition of West Quito Draw Properties

        On February 6, 2018, one of our wholly owned subsidiaries entered into a Purchase and Sale Agreement (the Shell PSA) with SWEPI LP (Shell), an affiliate of Shell Oil Company, pursuant to which we agreed to purchase acreage and related assets in the Delaware Basin located in Ward County, Texas (the West Quito Draw Properties) for a total adjusted purchase price of $198.5 million. The effective date of the acquisition was February 1, 2018, and we closed the transaction on April 4, 2018. We funded the cash consideration of the acquisition of the West Quito Draw Properties with the net proceeds from our recent issuance of the Additional 2025 Notes (defined below) and common stock, both of which are discussed below.

Issuance of Additional 2025 Notes

        On February 15, 2018, we issued an additional $200.0 million aggregate principal amount of our 6.75% senior notes due 2025 at a price to the initial purchasers of 103.0% of par (the Additional 2025 Notes). The Additional 2025 Notes were sold pursuant to the exemption from registration under the Securities Act and applicable state securities laws, including Rule 144A and Regulation S under the Securities Act. The net proceeds from the sale of the Additional 2025 Notes were approximately $202.4 million after initial purchasers' premiums and deducting commissions and offering expenses and a portion was used to fund the cash consideration for the acquisition of the West Quito Draw Properties and for general corporate purposes, including funding our 2018 drilling program. These notes were issued under the Indenture, dated as of February 16, 2017, among us, certain of our subsidiaries and U.S. Bank National Association, as trustee, which governs our 6.75% senior notes due 2025 that were issued on February 16, 2017 (the 2025 Notes). The Additional 2025 Notes are treated as a single class with, and have the same terms as the 2025 Notes, except that the Additional 2025 Notes will initially be subject to transfer restrictions and have the benefit of certain registration rights and provisions for the payment of additional interest in the event of a breach with respect to such registration rights.

        In connection with the issuance of the Additional 2025 Notes, on February 15, 2018, we, our subsidiary guarantors and J.P. Morgan Securities, LLC, on behalf of itself and the initial purchasers, entered into a Registration Rights Agreement, pursuant to which we and our subsidiary guarantors agreed to, among other things, use reasonable best efforts to file a registration statement under the Securities Act and complete an exchange offer for the Additional 2025 Notes within 180 days after closing. We filed such registration statement on March 20, 2018 and it was declared effective by the Securities and Exchange Commission (SEC) on April 9, 2018. In addition, we completed the exchange offer for the Additional 2025 Notes on May 17, 2018.

Issuance of Common Stock

        On February 9, 2018, we sold 9.2 million shares of common stock, par value $0.0001 per share, in a public offering at a price of $6.90 per share. The net proceeds to us from the offering were approximately $60.4 million, after deducting underwriters' discounts and offering expenses.

Amended and Restated Senior Secured Revolving Credit Agreement

        On November 7, 2018, we entered into the Fifth Amendment (the Fifth Amendment) to the Senior Credit Agreement which, among other things, provided for (i) the use of annualized financial data in determining EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending September 30, 2018, December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019 and (ii) amended the ratio of Consolidated Total Net Debt (as defined in the Senior Credit Agreement) to EBITDA of (a) 4.75 to 1.0 for the fiscal quarter ending September 30, 2018, (b) 4.25 to 1.0 for the fiscal quarter ending December 31, 2018 and (c) 4.0 to 1.0 for the fiscal quarter ending March 31, 2019 and any fiscal quarter thereafter.

        On November 6, 2018, the lenders party to our Senior Credit Agreement issued a consent (the Consent) to us whereby H2S Expenses (as defined in the Consent) may exceed the maximum level allowed for adding back non-recurring expenses and charges in the definition of EBITDA (as defined in the Senior Credit Agreement) when calculating the ratio of Consolidated Total Net Debt to EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending September 30, 2018, December 31, 2018 and March 31, 2019.

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

        On May 1, 2018, we entered into the Third Amendment (the Third Amendment) to the Senior Credit Agreement which provided for an assignment and reallocation of the Maximum Credit Amounts (as defined in the Senior Credit Agreement) among certain of the lender financial institutions. The Third Amendment did not adjust the aggregate Maximum Credit Amounts, which remain at $1.0 billion, or the borrowing base, which is currently $200.0 million.

        On February 2, 2018, we entered into the Second Amendment (the Second Amendment) to the Senior Credit Agreement which among other things, for certain fiscal quarters in 2018, provided flexibility with respect to certain financial covenants as specified in the Senior Credit Agreement. The Second Amendment provides for (i) the use of annualized financial data in determining EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending June 30, 2018, September 30, 2018 and December 31, 2018, (ii) an increase in the ratio of our Consolidated Total Net Debt (as defined in the Senior Credit Agreement) to EBITDA of 4.50 to 1.00 for the fiscal quarter ending June 30, 2018, and a ratio of 4.00 to 1.00 for any fiscal quarter thereafter, (iii) a waiver of compliance with the covenant relating to the Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) for the fiscal quarter ending March 31, 2018, and (iv) a waiver of the automatic reduction to the borrowing base that would otherwise have resulted from the issuance of the Additional 2025 Notes. The Senior Credit Agreement also contains a financial covenant to maintain a Current Ratio (as defined in the Senior Credit Agreement) not to be less than 1.00 to 1.00.

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

Capital Resources and Liquidity

        Our near-term capital spending requirements are expected to be funded with cash and cash equivalents on hand, cash flows from operations, proceeds from recent debt and equity issuances and borrowings under our Senior Credit Agreement, which has a current borrowing base of $200.0 million. As of September 30, 2018, under the effective borrowing base of $200.0 million, we had $55.0 million of indebtedness outstanding, $1.6 million letters of credit outstanding, and approximately $143.4 million of borrowing capacity available under the Senior Credit Agreement. Amounts borrowed under the Senior Credit Agreement will mature on September 7, 2022. Our borrowing base is redetermined on a semi-annual basis (with us and the lenders each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations) and adjusted based on the estimated value of our oil and natural gas reserves, the amount and cost of our other indebtedness and other relevant factors. We recently completed the fall 2018 borrowing base redetermination for our Senior Credit Agreement. We received commitments to increase our borrowing base from $200.0 million to $275.0 million upon the closing of our water infrastructure assets sale in December 2018, as discussed above in "Recent Developments."

        The Senior Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement), which was recently revised by the Consent and Fifth Amendment, as discussed below, and (ii) a Current Ratio (as defined in the Senior Credit Agreement) not to be less than 1.00 to 1.00.

        We have recently, and in the past, obtained amendments and consents to the covenants under our financing agreements under circumstances where we anticipated that it might be challenging for us to comply with our financial covenants for a particular period of time. Most recently, our strategic decision to transform into a pure-play, single basin company focused on the Delaware Basin in West Texas resulted in us divesting our producing properties located in other areas and acquiring primarily undeveloped acreage in the Delaware Basin. This, coupled with our current drilling plans, has impacted our ability to comply with our debt covenants by reducing our production and reserves on a current and, for purposes of covenant calculations, a pro forma historical basis, and drilling will take time to replace this lost production and related EBITDA. On November 7, 2018, we entered into the Fifth Amendment to the Senior Credit Agreement which, among other things, provided for (i) the use of annualized financial data in determining EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending September 30, 2018, December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019 and (ii) amended the ratio of Consolidated Total Net Debt (as defined in the Senior Credit Agreement) to EBITDA of (a) 4.75 to 1.0 for the fiscal quarter ending September 30, 2018, (b) 4.25 to 1.0 for the fiscal quarter ending December 31, 2018 and (c) 4.0 to 1.0 for the fiscal quarter ending March 31, 2019 and any fiscal quarter thereafter. On November 6, 2018, the lenders party to the Senior Credit Agreement issued the Consent to us whereby H2S Expenses (as defined in the Consent) may exceed the maximum level allowed for adding back non-recurring expenses and charges in the definition of EBITDA (as defined in the Senior Credit Agreement) when calculating the ratio of Consolidated Total Net Debt to EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending September 30, 2018, December 31, 2018 and March 31, 2019. On July 12, 2018, we entered into the Fourth Amendment to the Senior Credit Agreement which provided for an increase in the ratio of Consolidated Total Net Debt (as defined in the Senior Credit Agreement) to EBITDA (as defined in the Senior Credit Agreement) of (i) 4.75 to 1.0 for the fiscal quarter ending September 30, 2018, (ii) 5.0 to 1.0 for the fiscal quarters ending December 31, 2018, March 31, 2019 and June 30, 2019, (iii) 4.25 to 1.0 for the fiscal quarter ending September 30, 2019 and (iv) 4.0 to 1.0 for the fiscal quarter ending December 31, 2019 and any fiscal quarter thereafter; provided, however, that if we consummate a sale of all or a material portion of our midstream assets, then the ratio of Consolidated Total Net Debt to EBITDA shall be reduced to 4.0 to 1.0 for each fiscal quarter ending after the fiscal quarter in which such sale is consummated. On February 2, 2018, we entered into the Second Amendment to our Senior Credit Agreement. The Second Amendment, among other things, provided for (i) the use of annualized financial data in determining EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending June 30, 2018, September 30, 2018 and December 31, 2018, (ii) an increase in the ratio of Consolidated Total Net Debt (as defined in the Senior Credit Agreement) to EBITDA of 4.50 to 1.00 for the fiscal quarter ending June 30, 2018, and a ratio of 4.00 to 1.00 for any fiscal quarter thereafter, (iii) a waiver of compliance with the covenant relating to the Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) for the fiscal quarter ending March 31, 2018, and (iv) a waiver of the automatic reduction to the borrowing base that would otherwise result due to the issuance of the Additional 2025 Notes.

        The basis for these amendment and waiver requests was the potential for us to fall out of compliance as a result of our strategic decisions. Over the longer term, we expect that our strategy and our investments will result in increased production and reserves, lower lease operating costs and more abundant drilling opportunities. Shorter term, however, our strategy makes us more susceptible to fluctuations in performance and compliance with these covenants more challenging. Even relatively modest changes in the level and timing of our production, drilling and completion costs, the cost and availability of transportation for our production and other factors varying from our expectations can cause our EBITDA to change significantly, particularly in those quarters where it is annualized, and affect our ability to comply with the covenants under our Senior Credit Agreement. The Consent and the Fifth Amendment were intended to provide us with the covenant relief we believe is adequate under our currently projected business plan; however, as stated previously, even relatively modest variations from the assumptions underlying our business plan may cause significant changes to our EBITDA and/or our debt level, which could cause us to fall out of compliance with our covenants. As a consequence, we constantly monitor our liquidity and capital resources, anticipate and identify potential covenant compliance issues and work with the lenders under our Senior Credit Agreement to address any such issues ahead of time. While we have been successful to date in obtaining modifications of our covenants as needed, there can be no assurance that we will be successful in the future. After giving effect to the Consent and the Fifth Amendment, at September 30, 2018, we were in compliance with the financial covenants under the Senior Credit Agreement.

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

Cash Flow

        Our primary sources of cash and cash equivalents for the nine months ended September 30, 2018 and 2017 were from operating and financing activities. In the first nine months of 2018, cash generated by financing activities was used to fund the acquisitions of the Northern Tract of the Ward County Assets and the West Quito Draw Properties, as well as our drilling and completion program. See "Results of Operations" for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash and cash equivalents is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash flows provided by (used in) operating activities	$36,709	$102,222
Cash flows provided by (used in) investing activities	(778,127)	737,760
Cash flows provided by (used in) financing activities	317,484	149,341

Net increase (decrease) in cash and cash equivalents	$(423,934)	$989,323

        Operating Activities.    Net cash flows provided by operating activities for the nine months ended September 30, 2018 were $36.7 million compared to net cash flows provided by operating activities of $102.2 million for the nine months ended September 30, 2017. Key drivers of net operating cash flows are commodity prices, production volumes and operating costs.

        Operating cash flows for the nine months ended September 30, 2018 decreased from the comparable prior year period primarily due to our divestitures in 2017, in which we divested non-core producing properties in other areas for primarily undeveloped acreage in the Delaware Basin. This decrease was partially offset by $30.8 million of proceeds related to a monetization of basis swaps that occurred in the nine months ended September 30, 2018.

        The $102.2 million of operating cash flows for the nine months ended September 30, 2017 were lower than the prior year period primarily due to a decrease in realized settlements on our derivative contracts. This decrease was partially offset by the impact of increased commodity prices, which served to increase our realized operating revenues, as well as decreases in cash paid for interest and general and administrative expenses.

        Investing Activities.    Net cash flows used in investing activities for the nine months ended September 30, 2018 was approximately $778.1 million compared to net cash flows provided by investing activities of $737.8 million for the nine months ended September 30, 2017.

        During the first nine months of 2018, we incurred cash expenditures of $333.5 million on acquisition activities, the majority of which related to the acquisition of the West Quito Draw Properties and the purchase of the Northern Tract of the Ward County Assets. Additionally, we spent $369.3 million on oil and natural gas capital expenditures, of which $342.8 million related to drilling and completion costs. We also spent approximately $79.4 million on capital expenditures related to our other operating property and equipment, primarily to develop our water recycling facilities and gas gathering and treating infrastructure.

        During the first nine months of 2017, we incurred cash expenditures of $700.1 million to acquire acreage and related assets in the Hackberry Draw area of the Delaware Basin located in Pecos and Reeves Counties, Texas (collectively, the Pecos County Assets) of which $674.6 million related to the oil and natural gas properties and $25.5 million related to the other operating property and equipment. In addition to the acquisition of the Pecos County Assets, we spent $242.1 million on other acquisitions, primarily in the Delaware Basin to increase our position in the area. We spent $218.9 million on oil and natural gas capital expenditures, of which $206.1 million related to drilling and completion costs. These cash outflows for acquisitions and our drilling and completion activities were more than offset by cash inflows from our non-core asset sales. Approximately $1.39 billion of the proceeds from the Williston Divestiture were allocated to the oil and natural gas properties divested and $10.9 million of the proceeds were allocated to the other operating property and equipment divested. Proceeds from the El Halcón Divestiture were $494.3 million of which $484.1 million related to the oil and natural gas properties divested and $10.2 million related to the other operating property and equipment divested.

        Financing Activities.    Net cash flows provided by financing activities for the nine months ended September 30, 2018 were approximately $317.5 million compared to net cash flows provided by financing activities of $149.3 million for the nine months ended September 30, 2017.

        During the first nine months of 2018, we issued an additional $200.0 million aggregate principal amount of our 6.75% senior notes due 2025. Proceeds from the private placement were approximately $202.4 million after initial purchasers' premiums and deducting commissions and offering expenses. Additionally, we sold 9.2 million shares of common stock in a public offering at a price of $6.90 per share. The net proceeds from the offering were approximately $60.4 million after deducting underwriters' discounts and offering expenses.

        During the first nine months of 2017, we issued $850.0 million aggregate principal amount of our new 6.75% senior unsecured notes due 2025. Proceeds from the private placement were approximately $834.1 million after deducting initial purchasers' discounts and commissions and offering expenses. We utilized the majority of the net proceeds from the private placement to fund the repurchase and redemption of the then outstanding 8.625% senior secured second lien notes due 2020 (the 2020 Second Lien Notes). The net cash to make these repurchases and redemptions was approximately $736.8 million and we recognized a loss on the extinguishment of debt, representing a $30.9 million loss on the repurchase for the tender premium paid and a $26.0 million loss on the write-off of the discount on the notes. During the first nine months of 2017, we utilized a portion of the proceeds from the Williston Divestiture to redeem all of the then outstanding 12.0% senior secured second lien notes due 2022 (the 2022 Second Lien Notes). The net cash used to make the redemption was approximately $137.8 million and we recognized a loss on the extinguishment of debt, representing a $23.0 million loss on the redemption for the make whole premium paid and a $6.2 million loss on the write-off of the discount on the notes. We also paid a consent fee of approximately $16.9 million to the holders of our 2025 Notes. Additionally, we issued 5,518 shares of preferred stock at $72,500 per share. Gross proceeds from this issuance were approximately $400.1 million.

Contractual Obligations

        The following summarizes our contractual obligations and commitments by payment periods as of September 30, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Remaining period in 2018	Years 2019 - 2020	Years 2021 - 2022	Years 2023 and Beyond
Senior revolving credit facility	$55,000	$—	$—	$55,000	$—
6.75% senior notes due 2025(1)	625,005	—	—	—	625,005
Interest expense on long-term debt(2)	286,263	11,655	93,236	91,840	89,532
Operating leases	9,324	846	4,801	2,332	1,345
Drilling rig commitments(3)	9,145	4,419	4,726	—	—
Rig termination commitments	3,000	—	3,000	—	—

Total contractual obligations	$987,737	$16,920	$105,763	$149,172	$715,882

(1)
Amount excludes a $7.4 million unamortized discount, a $5.6 million unamortized premium, and $10.4 million unamortized debt issuance costs.

(2)
Future interest expense was calculated based on interest rates and amounts outstanding at September 30, 2018 less required annual repayments.

(3)
Early termination of our drilling rig commitments would result in termination penalties approximating $8.2 million, which would be in lieu of paying the remaining active commitments of approximately $9.1 million.

        We lease corporate office space in Houston, Texas and Denver, Colorado. Rent expense was approximately $2.8 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively. Future obligations associated with our operating leases are presented in the table above.

        In September 2018, we entered into a purchase agreement for certain natural gas treating equipment totaling approximately $13.3 million. As of September 30, 2018, our remaining commitment is approximately $9.8 million and is expected to be incurred by March 31, 2019. This purchase commitment is not included in the table above.

        We have entered into various long-term gathering, transportation and sales contracts with respect to production from the Delaware Basin in West Texas. As of September 30, 2018, we had in place three long-term crude oil contracts and eleven long-term natural gas contracts in this area, with sales prices based on posted market rates. Under the terms of these contracts, we have committed a substantial portion of our production from this area for periods ranging from one to twenty years from the date of first production.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

        We reported a net loss of $81.8 million and net income of $419.3 million for the three months ended September 30, 2018 and 2017, respectively. The table included below sets forth financial information for the periods presented.

	Three Months Ended September 30,
In thousands (except per unit and per Boe amounts)	2018	2017	Change
Net income (loss)	$(81,837)	$419,287	$(501,124)
Operating revenues:
Oil	53,918	88,256	(34,338)
Natural gas	1,407	2,886	(1,479)
Natural gas liquids	5,920	5,448	472
Other	350	363	(13)
Operating expenses:
Production:
Lease operating	5,275	17,798	(12,523)
Workover and other	1,478	3,644	(2,166)
Taxes other than income	3,557	6,846	(3,289)
Gathering and other	18,404	10,886	7,518
Restructuring	—	1,275	(1,275)
General and administrative:
General and administrative	15,308	26,937	(11,629)
Stock-based compensation	4,423	12,258	(7,835)
Depletion, depreciation and accretion:
Depletion—Full cost	18,170	34,336	(16,166)
Depreciation—Other	2,046	1,230	816
Accretion expense	94	374	(280)
(Gain) loss on sale of oil and natural gas properties	1,331	(491,830)	493,161
Other income (expenses):
Net gain (loss) on derivative contracts	(60,406)	(22,415)	(37,991)
Interest expense and other	(12,940)	(19,330)	6,390
Gain (loss) on extinguishment of debt	—	(29,167)	29,167
Income tax benefit (provision)	—	17,000	(17,000)
Production:
Oil—MBbls	980	2,007	(1,027)
Natural Gas—Mmcf	1,040	1,874	(834)
Natural gas liquids—MBbls	190	335	(145)
Total MBoe(1)	1,344	2,655	(1,311)
Average daily production—Boe/d(1)	14,609	28,859	(14,250)
Average price per unit(2):
Oil price—Bbl	$55.02	$43.97	$11.05
Natural gas price—Mcf	1.35	1.54	(0.19)
Natural gas liquids price—Bbl	31.16	16.26	14.90
Total per Boe(1)	45.57	36.38	9.19
Average cost per Boe:
Production:
Lease operating	$3.92	$6.70	$(2.78)
Workover and other	1.10	1.37	(0.27)
Taxes other than income	2.65	2.58	0.07
Gathering and other	13.69	4.10	9.59
Restructuring	—	0.48	(0.48)
General and administrative:
General and administrative	11.39	10.15	1.24
Stock-based compensation	3.29	4.62	(1.33)
Depletion	13.52	12.93	0.59

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

        Oil, natural gas and natural gas liquids revenues were $61.2 million and $96.6 million for three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, production averaged 14,609 Boe/d and 28,859 Boe/d, respectively. Our average daily oil and natural gas production decreased in the three months ended September 30, 2018 when compared to the same period in the prior year due to our divestitures in 2017. This decrease was partially mitigated by the production associated with our Delaware Basin assets and our drilling activities since acquiring the assets. Average realized prices (excluding the effects of hedging arrangements) were $45.57 per Boe and $36.38 per Boe for the three months ended September 30, 2018 and 2017, respectively. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, basis differentials and other factors.

        Lease operating expenses were $5.3 million and $17.8 million for the three months ended September 30, 2018 and 2017, respectively. On a per unit basis, lease operating expenses were $3.92 per Boe and $6.70 per Boe for the three months ended September 30, 2018 and 2017, respectively. The decrease in lease operating expenses from the prior year period is primarily attributed to our El Halcón and Williston Divestitures in 2017 which greatly reduced our inventory of producing wells.

        Workover and other expenses were $1.5 million and $3.6 million for the three months ended September 30, 2018 and 2017, respectively. On a per unit basis, workover and other expenses were $1.10 per Boe and $1.37 per Boe for the three months ended September 30, 2018 and 2017, respectively.

        Taxes other than income were $3.6 million and $6.8 million for the three months ended September 30, 2018 and 2017, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.65 per Boe and $2.58 per Boe for the three months ended September 30, 2018 and 2017, respectively.

        Gathering and other expenses were $18.4 million and $10.9 million for the three months ended September 30, 2018 and 2017, respectively. Gathering and other expenses include gathering fees paid on our oil and natural gas production, operating expenses on our water recycling facilities and gas gathering infrastructure, gas treating fees, rig stacking charges and other. Approximately $1.4 million and $7.6 million of expenses incurred for the three months ended September 30, 2018 and 2017, respectively, relate to gathering and marketing fees paid on our oil and natural gas production. Approximately $17.4 million and $2.0 million of expenses for the three months ended September 30, 2018 and 2017, respectively, relate to operating expenses on our water recycling facilities and gas gathering infrastructure. Included in the current period is approximately $13.7 million of costs to remove hydrogen sulfide from natural gas produced from our Monument Draw properties as a consequence of a third party pipeline temporarily going out of service. We have secured capacity on another third party pipeline for a portion of the natural gas produced in this area and are progressing on solutions for the remaining natural gas produced, including the purchase of treating equipment which will alleviate reliance upon third party services for the removal of hydrogen sulfide from the natural gas produced. Therefore, we currently expect higher treating costs to continue into the fourth quarter of 2018, but to decrease slightly from the costs incurred in the third quarter of 2018 before decreasing substantially in early 2019. Also included are $0.9 million and $1.3 million of rig stacking charges for the three months ended September 30, 2018 and 2017, respectively.

        Restructuring expense was zero and $1.3 million during the three months ended September 30, 2018 and 2017, respectively. The costs incurred in 2017 represent severance costs and accelerated stock-based compensation expense related to the termination of certain employees in conjunction with our divestitures.

        General and administrative expense was $15.3 million and $26.9 million for the three months ended September 30, 2018 and 2017, respectively. In the prior year period, we incurred approximately $8.4 million of transaction costs paid in conjunction with the Williston Divestiture. On a per unit basis, general and administrative expenses were $11.39 per Boe and $10.15 per Boe for the three months ended September 30, 2018 and 2017, respectively. General and administrative expense on a per Boe basis increased in the current period due to a decrease in our average daily production primarily as a result of our 2017 divestitures.

        Stock-based compensation expense was $4.4 million and $12.3 million for the three months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense decreased in the current period due to a reduction in our workforce and restricted stock granted in connection with our emergence from chapter 11 bankruptcy which vested on or before September 30, 2017.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $18.2 million and $34.3 million for the three months ended September 30, 2018 and 2017, respectively. On a per unit basis, depletion expense was $13.52 per Boe and $12.93 per Boe for the three months ended September 30, 2018 and 2017, respectively. The increase in the depletion rate per Boe from 2017 levels is primarily attributable to our shift in operations to the Delaware Basin.

        Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the Williston Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, we initially recognized a gain on the sale of the oil and natural gas properties associated with the Williston Divestiture of $491.8 million during the three months ended September 30, 2017. We reduced the gain on the sale of the oil and natural gas properties associated with the Williston Divestiture by approximately $1.3 million during the three months ended September 30, 2018, as the result of customary post-closing adjustments. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we record the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At September 30, 2018, we had an $19.3 million derivative asset, $16.6 million of which was classified as current and we had a $123.6 million derivative liability, $86.2 million of which was classified as current associated with these contracts. We recorded a net derivative loss of $60.4 million ($50.8 million net unrealized loss and a $9.6 million net realized loss on settled contracts) for the three months ended September 30, 2018 compared to a net derivative loss of $22.4 million ($31.2 million net unrealized loss and $8.8 million net realized gain on settled contracts), in the same period in 2017.

        Interest expense and other was $12.9 million and $19.3 million for the three months ended September 30, 2018 and 2017, respectively. We utilized a portion of the proceeds from our divestitures in 2017 to repurchase outstanding long-term debt, which drove a decrease in interest expense in the three months ended September 30, 2018 when compared to the same period in the prior year. This decrease was partially offset by interest expense on the Additional 2025 Notes which were issued in February 2018.

        On September 7, 2017, we issued an irrevocable notice to redeem the outstanding aggregate principal amount of our 2022 Second Lien Notes on October 7, 2017. On September 7, 2017, utilizing $137.8 million of the proceeds from the Williston Divestiture, we deposited with U.S. Bank National Association an amount of funds sufficient to fund the redemption, delivered instructions to apply the deposited funds toward the redemption, and received a written acknowledgment from U.S. Bank National Association of the satisfaction and discharge of the indenture governing the 2022 Second Lien Notes and the obligations of us and our subsidiary guarantors under the 2022 Second Lien Notes and related guarantees. We recognized a $29.2 million loss on the extinguishment of debt, representing a $23.0 million loss on the redemption for the make whole premium paid and a $6.2 million loss on the write-off of the discount on the notes.

        For the three months ended September 30, 2017, we recorded an income tax benefit of $17.0 million resulting from the reversal of the $12.0 million alternative minimum tax generated primarily by the sale of the El Halcón Assets combined with the reversal of the $5.0 million alternative minimum tax liability recorded in 2016.

Nine Months Ended September 30, 2018 and 2017

        We reported a net loss of $100.7 million and net income of $628.8 million for the nine months ended September 30, 2018 and 2017, respectively. The table included below sets forth financial information for the periods presented.

	Nine Months Ended September 30,
In thousands (except per unit and per Boe amounts)	2018	2017	Change
Net income (loss)	$(100,709)	$628,816	$(729,525)
Operating revenues:
Oil	145,743	319,472	(173,729)
Natural gas	5,286	15,051	(9,765)
Natural gas liquids	14,623	16,779	(2,156)
Other	613	1,386	(773)
Operating expenses:
Production:
Lease operating	15,504	58,822	(43,318)
Workover and other	4,795	22,213	(17,418)
Taxes other than income	9,812	29,149	(19,337)
Gathering and other	30,782	34,640	(3,858)
Restructuring	128	2,080	(1,952)
General and administrative:
General and administrative	36,955	53,418	(16,463)
Stock-based compensation	12,241	33,548	(21,307)
Depletion, depreciation and accretion:
Depletion—Full cost	46,920	96,141	(49,221)
Depreciation—Other	5,252	3,417	1,835
Accretion expense	225	1,230	(1,005)
(Gain) loss on sale of oil and natural gas properties	7,235	(727,520)	734,755
Other income (expenses):
Net gain (loss) on derivative contracts	(66,603)	28,139	(94,742)
Interest expense and other	(30,522)	(63,808)	33,286
Gain (loss) on extinguishment of debt	—	(86,065)	86,065
Income tax benefit (provision)	—	5,000	(5,000)
Production:
Oil—MBbls	2,468	7,108	(4,640)
Natural Gas—Mmcf	3,009	6,892	(3,883)
Natural gas liquids—MBbls	523	1,165	(642)
Total MBoe(1)	3,493	9,422	(5,929)
Average daily production—Boe(1)	12,795	34,513	(21,718)
Average price per unit(2):
Oil price—Bbl	$59.05	$44.95	$14.10
Natural gas price—Mcf	1.76	2.18	(0.42)
Natural gas liquids price—Bbl	27.96	14.40	13.56
Total per Boe(1)	47.42	37.29	10.13
Average cost per Boe:
Production:
Lease operating	$4.44	$6.24	$(1.80)
Workover and other	1.37	2.36	(0.99)
Taxes other than income	2.81	3.09	(0.28)
Gathering and other	8.81	3.68	5.13
Restructuring	0.04	0.22	(0.18)
General and administrative:
General and administrative	10.58	5.67	4.91
Stock-based compensation	3.50	3.56	(0.06)
Depletion	13.43	10.20	3.23

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

        Oil, natural gas and natural gas liquids revenues were $165.7 million and $351.3 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, production averaged 12,795 Boe/d and 34,513 Boe/d, respectively. Our average daily oil and natural gas production decreased in the nine months ended September 30, 2018 when compared to the same period in the prior year due to our divestitures in 2017. This decrease was partially mitigated by the production associated with our Delaware Basin assets and our drilling activities since acquiring the assets. Average realized prices (excluding the effects of hedging arrangements) were $47.42 per Boe and $37.29 per Boe for the nine months ended September 30, 2018 and 2017, respectively. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, basis differentials and other factors.

        Lease operating expenses were $15.5 million and $58.8 million for the nine months ended September 30, 2018 and 2017, respectively. On a per unit basis, lease operating expenses were $4.44 per Boe and $6.24 per Boe for the nine months ended September 30, 2018 and 2017, respectively. The decrease in lease operating expense from 2017 levels is primarily attributed to our El Halcón and Williston Divestitures in 2017 which greatly reduced our inventory of producing wells.

        Workover and other expenses were $4.8 million and $22.2 million for the nine months ended September 30, 2018 and 2017, respectively. On a per unit basis, workover and other expenses were $1.37 per Boe and $2.36 per Boe for the nine months ended September 30, 2018 and 2017, respectively.

        Taxes other than income were $9.8 million and $29.1 million for the nine months ended September 30, 2018 and 2017, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.81 per Boe and $3.09 per Boe for the nine months ended September 30, 2018 and 2017, respectively.

        Gathering and other expenses were $30.8 million and $34.6 million for the nine months ended September 30, 2018 and 2017, respectively. Gathering and other expenses include gathering fees paid on our oil and natural gas production, operating expenses on our water recycling facilities and gas gathering infrastructure, gas treating fees, rig stacking charges and other. Approximately $3.8 million and $25.6 million for the nine months ended September 30, 2018 and 2017, respectively, relate to gathering and marketing fees paid on our oil and natural gas production. Approximately $26.2 million and $3.1 million expenses for the nine months ended September 30, 2018 and 2017, respectively, relate to operating expenses on our water recycling facilities and gas gathering infrastructure. Included in the current period is approximately $14.0 million of costs to remove hydrogen sulfide from natural gas produced from our Monument Draw properties as a consequence of a third party pipeline temporarily going out of service. We have secured capacity on another third party pipeline for a portion of the natural gas produced in this area and are progressing on solutions for the remaining natural gas produced, including the purchase of treating equipment which will alleviate reliance upon third party services for the removal of hydrogen sulfide from the natural gas produced. Therefore, we currently expect higher treating costs to continue into the fourth quarter of 2018, but to decrease slightly from the costs incurred in the third quarter of 2018 before decreasing substantially in early 2019. Also included are $1.9 million and $5.9 million of rig stacking charges for the nine months ended September 30, 2018 and 2017, respectively.

        Restructuring expense was approximately $0.1 million and $2.1 million during the nine months ended September 30, 2018 and 2017, respectively. This represents severance costs and accelerated stock-based compensation expense related to the termination of certain employees in conjunction with our divestitures.

        General and administrative expense was $37.0 million and $53.4 million for the nine months ended September 30, 2018 and 2017, respectively. In the prior year period, we incurred approximately $8.4 million of transaction costs paid in conjunction with the Williston Divestiture. On a per unit basis, general and administrative expenses were $10.58 per Boe and $5.67 per Boe for the nine months ended September 30, 2018 and 2017, respectively. General and administrative expense on a per Boe basis increased in the current period due to a decrease in our average daily production primarily as a result of our 2017 divestitures.

        Stock-based compensation expense was $12.2 million and $33.5 million for the nine months ended September 30, 2018 and 2017, respectively. Stock-based compensation expense decreased in the current period due to a reduction in our workforce and restricted stock granted in connection with our emergence from chapter 11 bankruptcy which vested on or before September 30, 2017.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $46.9 million and $96.1 million for the nine months ended September 30, 2018 and 2017, respectively. On a per unit basis, depletion expense was $13.43 per Boe and $10.20 per Boe for the nine months ended September 30, 2018 and 2017, respectively. The increase in the depletion rate per Boe from 2017 levels is primarily attributable to our shift in operations to the Delaware Basin.

        Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the El Halcón and Williston Divestitures were accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves. Accordingly, we recognized a gain on the sale of the oil and natural gas properties associated with the El Halcón Divestiture of $235.7 million during the nine months ended September 30, 2017. We also recognized an initial gain on the sale of the Williston Divestiture of $491.8 million during the nine months ended September 30, 2017. We reduced the gain on the sale of the oil and natural gas properties associated with the Williston Divestiture by approximately $7.2 million during the nine months ended September 30, 2018, as the result of customary post-closing adjustments. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we record the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At September 30, 2018, we had an $19.3 million derivative asset, $16.6 million of which was classified as current and we had a $123.6 million derivative liability, $86.2 million of which was classified as current associated with these contracts. We recorded a net derivative loss of $66.6 million ($77.5 million net unrealized loss and $10.9 million net realized gain on settled and early terminated contracts) for the nine months ended September 30, 2018 compared to a net derivative gain of $28.1 million ($11.0 million net unrealized gain and $17.1 million net realized gain on settled contracts), in the same period in 2017.

        Interest expense and other was $30.5 million and $63.8 million for the nine months ended September 30, 2018 and 2017, respectively. We utilized a portion of the proceeds from our divestitures in 2017 to repurchase outstanding long-term debt, which drove a decrease in interest expense in the nine months ended September 30, 2018 when compared to the same period in the prior year. This decrease was partially offset by interest expense on the Additional 2025 Notes which were issued in February 2018.

        On September 7, 2017, we issued an irrevocable notice to redeem the outstanding aggregate principal amount of our 2022 Second Lien Notes on October 7, 2017. On September 7, 2017, utilizing $137.8 million of the proceeds from the Williston Divestiture, we deposited with U.S. Bank National Association an amount of funds sufficient to fund the redemption, delivered instructions to apply the deposited funds toward the redemption, and received a written acknowledgment from U.S. Bank National Association of the satisfaction and discharge of the indenture governing the 2022 Second Lien Notes and the obligations of us and our subsidiary guarantors under the 2022 Second Lien Notes and related guarantees. We recognized a $29.2 million loss on the extinguishment of debt, representing a $23.0 million loss on the redemption for the make whole premium paid and a $6.2 million loss on the write-off of the discount on the notes. During the nine months ended September 30, 2017, we repurchased and redeemed approximately $700.0 million principal amount of our 2020 Second Lien Notes. Upon settlement of the repurchases and redemptions, we recorded a net loss on extinguishment of debt of approximately $56.9 million, which included a write-off of $26.0 million associated with the discount for the notes.

        We recorded an income tax benefit of $5.0 million for the nine months ended September 30, 2017 resulting from the reversal of our estimated 2016 alternative minimum tax liability.

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

        At September 30, 2018, the principal amount of our debt was $680.0 million, of which approximately 92% bears interest at a weighted average fixed interest rate of 6.75% per year. The remaining 8% of our total debt at September 30, 2018 bears interest at floating and variable interest rates that, at our option, are tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At September 30, 2018, the weighted average interest rate on our variable rate debt was 6.75% per year. If the balance of our variable interest rate at September 30, 2018 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $0.4 million per year.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2018. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Under rules promulgated by the SEC, administrative or judicial proceedings arising under any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment are disclosed if the governmental authority is party to such proceeding and the proceeding involves potential monetary sanctions of $100,000 or more. We are not party to any such proceedings, except as described below.

        On September 17, 2018, the United States Environmental Protection Agency (EPA) approved a Consent Agreement entered into among us, one of our subsidiaries and the EPA (Region 8), resolving alleged failures by us to minimize leakage of natural gas emissions into the atmosphere as required by EPA regulations at certain oil and natural gas wells located in Fort Berthold, North Dakota. We sold all of the wells subject to the Consent Agreement, together with our other operated properties in North Dakota, in September 2017. The EPA provided us with notice of the alleged violations in January 2018, which we promptly contested. In entering into the Consent Agreement, neither we nor our subsidiary admitted the facts or violations alleged by the EPA. Pursuant to the terms of the Consent Agreement, we paid a civil penalty of $110,000 to the EPA in September 2018.

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

        Our industry is cyclical and periods of increasing oil, natural gas and natural gas liquids prices may result in shortages of drilling rigs, equipment, supplies, water or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. Increasing levels of exploration and production, particularly in the Delaware Basin, may increase demand for oilfield services and equipment, and the costs of these services and equipment may increase, while the quality of these services and equipment may suffer. Cost increases may also result from a variety of factors beyond our control, such as increases in the cost of electricity, steel and other materials that we and our vendors rely upon and increases in the cost of services to process, treat and transport our production. Recently, for instance, the President exercised his authority to impose significant tariffs on imports of steel and aluminum from a number of countries. Steel is extensively used by us and those in oil and gas industry generally, including for such items as tubulars, flanges, fittings and tanks, among many other items. As a result of the imposition of such tariffs, we will pay significantly more for most or all of these items in the near term. Any escalation or expansion of tariffs could result in higher costs and affect a greater range of materials we rely upon in our business. The unavailability or high cost of drilling rigs, pressure pumping equipment, tubulars and other supplies, and of qualified personnel can materially and adversely affect our operations and profitability. In order to secure drilling rigs and pressure pumping equipment and related services, we may enter into certain contracts that extend over several months or years. If demand for drilling rigs and pressure pumping equipment subside during the period covered by these contracts, the price we are required to pay may be significantly more than the market rate for similar services.

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

2.1	*	Asset Purchase Agreement, dated October 31, 2018, by and among Halcón Field Services, LLC, Halcón Operating Co., Inc., Halcón Energy Properties, Inc. and Water Bridge Texas Midstream LLC.
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

HALCÓN RESOURCES CORPORATION
November 7, 2018	By:	/s/ FLOYD C. WILSON
		Name:	Floyd C. Wilson
		Title:	Chairman of the Board, Chief Executive Officer and President
November 7, 2018	By:	/s/ MARK J. MIZE
		Name:	Mark J. Mize
		Title:	Executive Vice President, Chief Financial Officer and Treasurer