Form 10-Q
period 2019-06-30
HALCON RESOURCES CORP
filed 2019-08-09
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock par value $0.0001	HKRS	OTC Pink

        At August 5, 2019, 164,039,916 shares of the Registrant's Common Stock were outstanding.

Special note regarding forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, are forward-looking statements, and include statements concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. Forward-looking statements may sometimes be identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "objective," "believe," "predict," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the "Risk Factors" section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

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

  •
  we have substantial indebtedness and we may incur more debt in the future;

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

  •
  access to and availability of water, sand, and other treatment materials to carry out fracture stimulations in our completion operations;

  •
  our ability to secure adequate sour gas treating and/or sour gas take-away capacity in our Monument Draw area sufficient to handle production volumes;

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$53,232	$48,756	$98,749	$91,825
Natural gas	(1,655)	1,560	(194)	3,879
Natural gas liquids	4,297	4,991	9,242	8,703

Total oil, natural gas and natural gas liquids sales	55,874	55,307	107,797	104,407
Other	504	108	497	263

Total operating revenues	56,378	55,415	108,294	104,670

Operating expenses:
Production:
Lease operating	13,473	5,314	27,659	10,229
Workover and other	1,368	1,956	4,014	3,317
Taxes other than income	3,308	3,226	6,201	6,255
Gathering and other	11,041	5,956	25,910	12,378
Restructuring	654	27	11,925	128
General and administrative	12,519	14,255	17,127	29,465
Depletion, depreciation and accretion	40,425	16,096	70,400	32,087
Full cost ceiling impairment	664,383	—	939,622	—
(Gain) loss on sale of oil and natural gas properties	—	2,225	—	5,904
(Gain) loss on sale of Water Assets	2,897	—	3,782	—

Total operating expenses	750,068	49,055	1,106,640	99,763

Income (loss) from operations	(693,690)	6,360	(998,346)	4,907
Other income (expenses):
Net gain (loss) on derivative contracts	17,010	(12,100)	(47,789)	(6,197)
Interest expense and other	(14,470)	(10,534)	(27,059)	(17,582)

Total other income (expenses)	2,540	(22,634)	(74,848)	(23,779)

Income (loss) before income taxes	(691,150)	(16,274)	(1,073,194)	(18,872)
Income tax benefit (provision)	50,306	—	95,791	—

Net income (loss)	$(640,844)	$(16,274)	$(977,403)	$(18,872)

Net income (loss) per share of common stock:
Basic	$(4.03)	$(0.10)	$(6.15)	$(0.12)

Diluted	$(4.03)	$(0.10)	$(6.15)	$(0.12)

Weighted average common shares outstanding:
Basic	159,050	157,943	158,801	155,925

Diluted	159,050	157,943	158,801	155,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$2,238	$46,866
Accounts receivable	34,251	35,718
Receivables from derivative contracts	10,648	57,280
Prepaids and other	12,075	4,788

Total current assets	59,212	144,652

Oil and natural gas properties (full cost method):
Evaluated	2,113,296	1,470,509
Unevaluated	439,604	971,918

Gross oil and natural gas properties	2,552,900	2,442,427
Less—accumulated depletion	(1,646,116)	(639,951)

Net oil and natural gas properties	906,784	1,802,476

Other operating property and equipment:
Other operating property and equipment	191,277	130,251
Less—accumulated depreciation	(12,045)	(8,388)

Net other operating property and equipment	179,232	121,863

Other noncurrent assets:
Receivables from derivative contracts	4,820	12,437
Operating lease right of use assets	4,290	—
Funds in escrow and other	1,135	2,181

Total assets	$1,155,473	$2,083,609

Current liabilities:
Accounts payable and accrued liabilities	$111,909	$157,848
Liabilities from derivative contracts	11,814	3,768
Current portion of long-term debt, net	801,887	—
Operating lease liabilities	1,625	—
Asset retirement obligations	—	126

Total current liabilities	927,235	161,742

Long-term debt, net	—	613,105
Other noncurrent liabilities:
Liabilities from derivative contracts	4,248	9,139
Asset retirement obligations	7,085	6,788
Operating lease liabilities	2,748	—
Deferred income taxes	—	95,791
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock: 1,000,000,000 shares of $0.0001 par value authorized; 164,123,186 and 160,612,852 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	16	16
Additional paid-in capital	1,089,883	1,095,367
Retained earnings (accumulated deficit)	(875,742)	101,661

Total stockholders' equity	214,157	1,197,044

Total liabilities and stockholders' equity	$1,155,473	$2,083,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Stockholders' Equity
	Shares	Amount
Balances at December 31, 2018	160,613	$16	$1,095,367	$101,661	$1,197,044
Net income (loss)	—	—	—	(336,559)	(336,559)
Long-term incentive plan grants	4,153	—	—	—	—
Long-term incentive plan forfeitures	(193)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	(253)	—	(406)	—	(406)
Stock-based compensation	—	—	(6,416)	—	(6,416)

Balances at March 31, 2019	164,320	16	1,088,545	(234,898)	853,663
Net income (loss)	—	—	—	(640,844)	(640,844)
Long-term incentive plan grants	11	—	—	—	—
Long-term incentive plan forfeitures	(166)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	(42)	—	(20)	—	(20)
Stock-based compensation	—	—	1,358	—	1,358

Balances at June 30, 2019	164,123	$16	$1,089,883	$(875,742)	$214,157

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

HALCÓN RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(977,403)	$(18,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	70,400	32,087
Full cost ceiling impairment	939,622	—
(Gain) loss on sale of oil and natural gas properties	—	5,904
(Gain) loss on sale of Water Assets	3,782	—
Deferred income tax provision (benefit)	(95,791)	—
Stock-based compensation, net	(5,757)	7,818
Unrealized loss (gain) on derivative contracts	57,405	26,761
Amortization and write-off of deferred loan costs	977	651
Amortization of discount and premium	111	183
Other income (expense)	(35)	109
Change in assets and liabilities:
Accounts receivable	5,874	331
Prepaids and other	(6,547)	(1,612)
Accounts payable and accrued liabilities	(19,536)	(9,782)

Net cash provided by (used in) operating activities	(26,898)	43,578

Cash flows from investing activities:
Oil and natural gas capital expenditures	(139,160)	(251,961)
Proceeds received from sale of oil and natural gas properties	1,247	1,779
Acquisition of oil and natural gas properties	(2,809)	(332,901)
Other operating property and equipment capital expenditures	(64,576)	(53,242)
Proceeds received from sale of other operating property and equipment	—	1,899
Funds held in escrow and other	(5)	155

Net cash provided by (used in) investing activities	(205,303)	(634,271)

Cash flows from financing activities:
Proceeds from borrowings	244,000	206,000
Repayments of borrowings	(56,000)	—
Debt issuance costs	—	(4,005)
Common stock issued	—	63,480
Offering costs and other	(427)	(2,983)

Net cash provided by (used in) financing activities	187,573	262,492

Net increase (decrease) in cash and cash equivalents	(44,628)	(328,201)
Cash and cash equivalents at beginning of period	46,866	424,071

Cash and cash equivalents at end of period	$2,238	$95,870

Disclosure of non-cash investing and financing activities:
Asset retirement obligations	$(31)	$2,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

Basis of Presentation and Principles of Consolidation

        Halcón Resources Corporation (Halcón or the Company) is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. The unaudited condensed consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. The Company operates in one segment which focuses on oil and natural gas acquisition, production, exploration and development. Allocation of capital is made across the Company's entire portfolio without regard to operating area. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Halcón follows the accounting policies disclosed in its 2018 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC) on March 12, 2019. Please refer to the notes in the 2018 Annual Report on Form 10-K when reviewing interim financial results.

Ability to Continue as a Going Concern

        On August 7, 2019, the Company and its subsidiaries (the Halcón Entities) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the Bankruptcy Court) to pursue a pre-packaged plan of reorganization (the Plan). The Company expects to continue operations in the normal course during the pendency of the chapter 11 proceedings. Prior to filing the bankruptcy petitions, on August 2, 2019, the Halcón Entities entered into a restructuring support agreement (the Restructuring Support Agreement) with certain holders of the Company's 6.75% senior unsecured notes due 2025 (the Unsecured Senior Noteholders). See Note 14, "Subsequent Events," for more information.

        The Company's debt agreements provide that the commencement of a voluntary proceeding in bankruptcy is an event of default leading to the automatic acceleration of the associated obligations. Accordingly, the filing of the voluntary petitions for relief under chapter 11 of the Bankruptcy Code accelerated the Company's obligations under all of its outstanding debt instruments, although any efforts to enforce payment obligations thereunder have been automatically stayed by, and the creditors' rights of enforcement are subject to, the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Accordingly, the Company classified all of its outstanding debt as a current liability on its unaudited condensed consolidated balance sheet as of June 30, 2019.

        The significant risks and uncertainties related to the Halcón Entities' chapter 11 proceedings raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. As of June 30, 2019 and December 31, 2018, allowances for doubtful accounts were approximately $0.1 million and $0.2 million, respectively.

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

        The Company reviews its other operating property and equipment for impairment in accordance with Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires the Company to evaluate other operating property and equipment for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of its other operating property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

Leases

        Effective January 1, 2019, the Company accounts for leases in accordance with ASC 842, Leases (ASC 842). The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified asset for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset, and (2) the customer has the right to control the use of the identified asset.

        The Company leases equipment and office space pursuant to net operating leases. Operating leases where the Company is the lessee are included in "Operating lease right of use assets" and "Operating lease liabilities" on the unaudited condensed consolidated balance sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.

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

        Variable lease payments associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments, when applicable, are presented as "Gathering and other" or "General and administrative" in the unaudited condensed consolidated statements of operations in the same line item as the expense arising from the fixed lease payments on the operating leases.

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

        The Company monitors for events or changes in circumstances that would require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, an adjustment is made to the carrying amount of the corresponding right of use asset unless doing so would reduce the carrying amount of the right of use asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative right of use asset balance is recorded in the unaudited condensed consolidated statements of operations.

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

Restructuring

        During the six months ended June 30, 2019, four executives of the Company resigned from their positions. These were considered terminations without cause under their respective employment agreements, which entitled them to certain benefits. Additionally during the period, the Company incurred costs to fill executive positions created by these resignations and had reductions in its workforce due to a decrease in drilling and developmental activities planned for 2019. Consequently, for the three and six months ended June 30, 2019, the Company incurred $0.7 million and

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

approximately $11.9 million, respectively, in severance costs which were recorded in "Restructuring" on the unaudited condensed consolidated statements of operations.

Income Taxes

        For the three and six months ended June 30, 2019, the Company utilized the discrete effective tax rate method, as allowed by ASC 740, Income Taxes, to calculate its interim income tax provision. The discrete method is applied when it is not possible to reliably estimate the annual effective tax rate. The Company believes the use of the discrete method is more appropriate than the annual effective tax rate method at this time because of the uncertainties caused by the Company's filing of a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. The uncertainties include, but are not limited to, the 1) level of capital spending in future periods and its impact on production and future ceiling impairment analysis 2) the expected allocation of income for the year between the pre- and post-emergence periods, and 3) the expected level of interest expense and restructuring expenses for the year.

Related Party Transactions

Crude Oil Gathering Agreement

        On July 27, 2018, a subsidiary of the Company entered into a crude oil gathering agreement with SCM Crude, LLC (SCM) pursuant to which the Company agreed to dedicate, for a term of 15 years, production of crude oil from its currently owned, or later acquired acreage in designated areas in Ward and Winkler Counties, Texas (excluding certain specific wells) for the receipt, gathering and transportation on a gathering system to be designed, engineered and constructed by SCM. In the fourth quarter of 2018, the Company began selling its crude oil to SCM while the gathering system was under construction. The gathering system was completed and placed into service in March 2019. For the three and six months ended June 30, 2019, the Company recorded revenue of $28.3 million and $64.4 million, respectively, from SCM under the crude oil gathering agreement. As of June 30, 2019, the Company recorded a $10.3 million receivable from SCM for its crude oil sales.

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

Gas Purchase and Processing Agreement

        On November 16, 2017, a subsidiary of the Company entered into a gas purchase and processing agreement with Salt Creek Midstream, LLC (Salt Creek) pursuant to which the Company agreed to dedicate, for a term of 15 years, all production from its acreage in Ward County, Texas (that is not otherwise previously dedicated) and certain sections in Winkler County, Texas to a natural gas gathering pipeline and processing facilities to be constructed by Salt Creek. The facilities were completed and placed in service in May 2018. For the three and six months ended June 30, 2019, the Company recorded revenue of $0.6 million and $2.2 million, respectively, from Salt Creek under the gas purchase and processing agreement. As of June 30, 2019, the Company recorded a $0.5 million receivable from Salt Creek for its natural gas sales.

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

Pipeline Testing Services

        In February 2019, the Company entered into an agreement with Cima Inspection LLC (Cima), a company specializing in advanced, non-destructive methods of testing pipes and tubing, pursuant to which Cima will inspect various Company gathering and transportation assets. One of the Company's directors owns a minority interest in Cima and currently serves as its chief executive officer. For the three and six months ended June 30, 2019, the Company incurred charges of approximately $0.3 million and $0.6 million, respectively, for services provided by Cima. As of June 30, 2019, the Company recorded a $0.1 million payable to Cima.

Charter of Aircraft

        In the ordinary course of business, Halcón occasionally chartered a private aircraft for business use. Floyd C. Wilson, Halcón's former Chairman, Chief Executive Officer and President, indirectly owns an aircraft which the Company chartered from time to time. During 2018, fees for the use of Mr. Wilson's aircraft by the Company were based upon comparable costs that the Company would have incurred in chartering the same type and size of aircraft from an independent third party utilizing data from several independent third party aircraft leasing companies. The terms for this use were evaluated and approved by the Audit Committee, and subsequently by the disinterested members of the Company's board upon the recommendation of the Audit Committee, in accordance with the Company's procedures for the review and approval of transactions with related parties. In the first quarter of 2019, the Company terminated all charter arrangements with Mr. Wilson relating to the use of his aircraft. During the six months ended June 30, 2019, the Company paid approximately $0.2 million, related to use of the aircraft indirectly owned by Mr. Wilson during 2018.

Recently Issued Accounting Pronouncements

        In February 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02). For public business entities, ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach as of the adoption date. See "Leases" above and Note 2, "Leases," below for further details.

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

Leases

        The Company leases equipment and office space under operating leases. The operating leases have initial lease terms ranging from 1 to 5 years, some of which include options to extend or renew the leases for one year. Payments due under the lease contracts include fixed payments plus, in some

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. LEASES (Continued)

instances, variable payments. The table below summarizes the Company's leases for the six months ended June 30, 2019 (in thousands, except years and discount rate):

Six Months Ended June 30, 2019
Lease cost
Operating lease costs	$1,288
Short-term lease costs	9,666
Variable lease costs	771

Total lease costs	$11,725

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,290
Right-of-use assets obtained in exchange for new operating lease liabilities	5,462
Weighted-average remaining lease term—operating leases	3.6 years
Weighted-average discount rate—operating leases	4.83%

        Future minimum lease payments associated with the Company's non-cancellable operating leases for office space and equipment as of June 30, 2019, are presented in the table below (in thousands):

June 30, 2019
Remaining period in 2019	$1,028
2020	1,360
2021	876
2022	574
2023	585
Thereafter	345

Total operating lease payments	4,768

Less: discount to present value	395

Total operating lease liabilities	4,373

Less: current operating lease liabilities	1,625

Noncurrent operating lease liabilities	$2,748

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

3. OPERATING REVENUES

Revenue Recognition

        Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of the commodity to the customer. Because the Company's performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $25.2 million and $26.4 million as of June 30, 2019 and December 31, 2018, respectively, as "Accounts receivable" on the unaudited condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$53,232	$48,756	$98,749	$91,825
Natural gas	(1,655)	1,560	(194)	3,879
Natural gas liquids	4,297	4,991	9,242	8,703

Total oil, natural gas and natural gas liquids sales	55,874	55,307	107,797	104,407
Other	504	108	497	263

Total operating revenues	$56,378	$55,415	$108,294	$104,670

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

Divestitures

Water Infrastructure Assets

        On December 20, 2018, the Company sold its water infrastructure assets located in the Delaware Basin (the Water Assets) to WaterBridge Resources LLC (the Purchaser) for a total adjusted purchase price of $211.0 million in cash (the Water Infrastructure Divestiture). The effective date of the transaction was October 1, 2018. Additional incentive payments of up to $25.0 million per year for the years from 2019 to 2023 were available based on the Company's ability to meet certain annual incentive thresholds relating to the number of wells connected to the Water Assets per year. In August 2019, the Company and the Purchaser agreed to terminate the incentive payments provision.

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

        For the year ended December 31, 2018, the Company recognized a gain of $119.0 million on the sale of the Water Assets on the unaudited condensed consolidated statements of operations in "(Gain) loss on sale of Water Assets." The gain on the sale was reduced during the six months ended June 30, 2019 by approximately $3.8 million as a result of customary post-closing adjustments.

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

        At June 30, 2019, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2019 of the West Texas Intermediate (WTI) crude oil spot price of $61.45 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended June 30, 2019 of the Henry Hub natural gas price of $3.018 per million British thermal units (MMBtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at June 30, 2019 exceeded the ceiling amount by $664.4 million which resulted in a ceiling test impairment charge of that amount for the quarter. The ceiling test impairment at June 30, 2019 was primarily driven by the Company's continued focus on its most economic area, Monument Draw. Accordingly, the Company transferred approximately $481.7 million of unevaluated property costs to the full cost pool as of June 30, 2019, the majority of which is associated with the Company's Hackberry Draw area. At March 31, 2019, the Company recorded a full cost ceiling impairment of $275.2 million. The ceiling test impairment at March 31, 2019 was driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation and the Company's intent to expend capital only on its most economic areas. As such, the Company identified certain leases in the Hackberry Draw area with near-term expirations and transferred approximately $51.0 million of associated unevaluated property costs to the full cost pool during the three months ended March 31, 2019. The impairments were recorded in "Full cost ceiling test impairment" on the unaudited condensed consolidated statements of operations.

        At June 30, 2018, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2018 of the WTI crude oil spot price of $57.67 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended June 30, 2018 of the Henry Hub natural gas price of $2.92 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at June 30, 2018 did not exceed the ceiling amount.

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

6. DEBT

        As of June 30, 2019 and December 31, 2018, the Company's debt consisted of the following (in thousands):

	June 30, 2019(1)	December 31, 2018
Senior revolving credit facility	$188,000	$—
6.75% senior notes due 2025(2)	613,887	613,105

	$801,887	$613,105

(1)
The Company's debt balance as of June 30, 2019 was classified as a current liability. See Note 14," Subsequent Events," for more details.

(2)
Amount includes a $6.7 million and $7.2 million unamortized discount at June 30, 2019 and December 31, 2018, respectively, associated with the 2025 Notes. Amount includes a $5.0 million and $5.4 million unamortized premium at June 30, 2019 and December 31, 2018, respectively, associated with the Additional 2025 Notes. Additionally, these amounts are net of $9.4 million and $10.1 million unamortized debt issuance costs at June 30, 2019 and December 31, 2018, respectively. Refer to "6.75% Senior Notes" below for further details.

Senior Revolving Credit Facility

        On September 7, 2017, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the Senior Credit Agreement) by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. Pursuant to the Senior Credit Agreement, the lenders party thereto agreed to provide the Company with a $1.0 billion senior secured reserve-based revolving credit facility with a borrowing base of $225.0 million as of June 30, 2019. On July 29, 2019, the Company borrowed approximately $16.2 million, resulting in the Company having an aggregate $223.2 million of indebtedness outstanding under the Senior Credit Agreement. The maturity date of the Senior Credit

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

Agreement is September 7, 2022. The borrowing base will be redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 1.75% to 2.75% for ABR-based loans or at specified margins over LIBOR of 2.75% to 3.75% for Eurodollar-based loans. These margins fluctuate based on the Company's utilization of the facility. The Company may elect, at its option, to prepay any borrowings outstanding under the Senior Credit Agreement without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the terms of the Senior Credit Agreement). Amounts outstanding under the Senior Credit Agreement are guaranteed by certain of the Company's direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.

        The Senior Credit Agreement contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy. The Senior Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Consolidated Total Net Debt to EBITDA Ratio (each as defined in the Senior Credit Agreement) and (ii) a Current Ratio (as defined in the Senior Credit Agreement) not to be less than 1.00 to 1.00.

        On May 9, 2019, the Company entered into the Eighth Amendment, Consent and Waiver to Amended and Restated Senior Secured Credit Agreement (the Eighth Amendment) which, among other things, (i) temporarily waived any default or event of default directly resulting from the potential Leverage Ratio Default (as defined in the Eighth Amendment) for the fiscal quarter ended March 31, 2019, (ii) increased interest margins to 1.75% to 2.75% for ABR-based loans and 2.75% to 3.75% for Eurodollar-based loans, (iii) reduced the Company's Consolidated Cash Balance (as defined in the Eighth Amendment) to $5.0 million, and (iv) provided for periodic reporting of projected cash flows and accounts payable agings to the lenders. Under the Eighth Amendment, the waiver would have terminated and an Event of Default (as defined in the Senior Credit Agreement) would have occurred on August 1, 2019. On July 31, 2019, the Company entered into the Waiver to Amended and Restated Senior Secured Credit Agreement, pursuant to which the termination date for the waiver granted by the Eighth Amendment was extended to August 8, 2019.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

        On February 15, 2019, the Company entered into the Seventh Amendment (the Seventh Amendment) to the Senior Credit Agreement which, among other things, provided for (i) the use of annualized financial data in determining EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending March 31, 2019, June 30, 2019 and September 30, 2019 and (ii) amended the ratio of Consolidated Total Net Debt (as defined in the Senior Credit Agreement) to EBITDA to be (a) 5.00 to 1.0 for the fiscal quarter ending March 31, 2019, (b) 4.75 to 1.0 for the fiscal quarter ending June 30, 2019, (c) 4.5 to 1.0 for the fiscal quarter ending September 30, 2019, (d) 4.25 to 1.0 for the fiscal quarter ending December 31, 2019, and (e) 4.0 to 1.0 for the fiscal quarter ending March 31, 2020 and any fiscal quarter thereafter.

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

        At June 30, 2019, the Company had $188.0 million of indebtedness outstanding and approximately $1.8 million letters of credit outstanding.

        The filing of the voluntary petitions for relief under chapter 11 of the Bankruptcy Code described in Note 1, "Financial Statement Presentation," constituted an event of default under the Senior Credit Agreement that accelerated the Company's obligations and terminated the lenders' commitments under the Senior Credit Agreement. During the chapter 11 proceedings, amounts outstanding under the Senior Credit Agreement will bear interest at a rate per annum equal to 2.0% plus the applicable interest rate in effect. Refer to Note 14, "Subsequent Events," for a discussion of the Company's debtor-in-possession and exit financing facilities.

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

        The remaining unamortized discount on the 2025 Notes was $6.7 million at June 30, 2019. The unamortized premium on the Additional 2025 Notes was $5.0 million at June 30, 2019.

        The filing of the voluntary petitions for relief under chapter 11 of the Bankruptcy Code described in Note 1, "Financial Statement Presentation," constituted an event of default under the February 2017 Indenture that accelerated the 2025 Notes and Additional 2025 Notes under the February 2017

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DEBT (Continued)

Indenture. Refer to Note 14, "Subsequent Events," for a discussion of the Company's debtor-in-possession and exit financing facilities.

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt. For the six months ended June 30, 2019, the Company expensed $0.2 million of debt issuance costs in conjunction with a decrease in the borrowing base under the Senior Credit Agreement. At June 30, 2019 and December 31, 2018, the Company had approximately $10.1 million and $11.1 million, respectively, of unamortized debt issuance costs. The debt issuance costs for the Company's Senior Credit Agreement are presented in "Prepaids and other" and "Funds in escrow and other" within total assets on the unaudited condensed consolidated balance sheets, and the debt issuance costs for the Company's senior unsecured debt are presented in "Current portion of long-term debt, net" and "Long-term debt, net" within total liabilities on the unaudited condensed consolidated balance sheets.

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

liabilities that were accounted for at fair value as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Receivables from derivative contracts	$—	$15,468	$—	$15,468

Liabilities
Liabilities from derivative contracts	$—	$16,062	$—	$16,062

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Receivables from derivative contracts	$—	$69,717	$—	$69,717

Liabilities
Liabilities from derivative contracts	$—	$12,907	$—	$12,907

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

        The Company's derivative contracts are with major financial and commodity hedging institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance. The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, accounts receivables and accounts payables approximate their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Credit Agreement approximates carrying value because the interest rates approximate current market rates. The following table presents the estimated fair values of the Company's fixed interest rate debt instruments as of June 30, 2019 and December 31, 2018 (excluding discounts, premiums and debt issuance costs) (in thousands):

	June 30, 2019		December 31, 2018
Debt	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
6.75% senior notes	$625,005	$193,095	$625,005	$458,210

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

        It is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of June 30, 2019, the Company did not post collateral under any of its derivative contracts as they are secured under the Company's Senior Credit Agreement or are uncollateralized trades.

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

		Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	June 30, 2019	December 31, 2018	Balance sheet location	June 30, 2019	December 31, 2018
Commodity contracts	Current assets—receivables from derivative contracts	$10,648	$57,280	Current liabilities—liabilities from derivative contracts	$(11,814)	$(3,768)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	4,820	12,437	Other noncurrent liabilities—liabilities from derivative contracts	(4,248)	(9,139)

Total derivatives not designated as hedging contracts under ASC 815		$15,468	$69,717		$(16,062)	$(12,907)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations (in thousands):

		Amount of gain or (loss) recognized in income on derivative contracts for the Three Months Ended June 30,		Amount of gain or (loss) recognized in income on derivative contracts for the Six Months Ended June 30,
	Location of gain or (loss) recognized in income on derivative contracts
Derivatives not designated as hedging contracts under ASC 815		2019	2018	2019	2018
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$10,764	$(37,874)	$(57,405)	$(26,761)
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	6,246	25,774	9,616	20,564

Total net gain (loss) on derivative contracts		$17,010	$(12,100)	$(47,789)	$(6,197)

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        At June 30, 2019 and December 31, 2018, the Company had the following open crude oil, natural gas liquids and natural gas derivative contracts:

			June 30, 2019
				Floors		Ceilings		Basis Differential
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
July 2019 - September 2019	Basis Swap	Crude Oil	184,000	$—	$—	$—	$—	$(6.20) - $(7.60)	$(6.90)
July 2019 - September 2019	Collars	Crude Oil	184,000	55.00	55.00	62.85 - 63.00	62.93
July 2019 - December 2019	Basis Swap	Crude Oil	736,000					(0.98) - (6.50)	(3.95)
July 2019 - December 2019	Basis Swap	Natural Gas	4,692,000					(1.05) - (1.40)	(1.18)
July 2019 - December 2019	Collars	Crude Oil	1,472,000	50.00 - 55.85	52.48	55.00 - 61.70	58.61
July 2019 - December 2019	Collars	Natural Gas	4,416,000	2.52 - 2.70	2.60	3.00 - 3.10	3.01
July 2019 - December 2019	Swap	Natural Gas Liquids	644,000	29.08 - 29.50	29.21
July 2019 - December 2019	WTI NYMEX ROLL	Crude Oil	920,000	0.35	0.35
October 2019 - December 2019	Basis Swap	Crude Oil	460,000					3.45 - 4.00	3.72
October 2019 - December 2019	Collars	Crude Oil	92,000	51.00	51.00	56.00	56.00
January 2020 - December 2020	Swap	Crude Oil	366,000	60.00	60.00
January 2020 - December 2020	Basis Swap	Crude Oil	3,294,000					2.00 - 4.00	2.95
January 2020 - December 2020	Collars	Crude Oil	549,000	50.00	50.00	70.00	70.00
January 2020 - December 2020	Calls	Crude Oil	2,342,400			70.00	70.00
January 2020 - December 2020	Puts	Crude Oil	915,000	55.00	55.00

			December 31, 2018
				Floors		Ceilings		Basis Differential
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2019 - March 2019	Calls	Crude Oil	1,350,000	$—	$—	$62.64	$62.64	$—	$—
January 2019 - March 2019	Calls	Crude Oil	(1,350,000)			58.64	58.64
January 2019 - March 2019	Collars	Crude Oil	90,000	46.75	46.75	51.75	51.75
January 2019 - June 2019	Collars	Crude Oil	181,000	51.00	51.00	56.00	56.00
January 2019 - September 2019	Basis Swap	Crude Oil	546,000					(6.20) - (7.60)	(6.90)
January 2019 - December 2019	Basis Swap	Crude Oil	2,448,000					(0.98) - (6.50)	(2.80)
January 2019 - December 2019	Basis Swap	Natural Gas	9,307,500					(1.05) - (1.40)	(1.18)
January 2019 - December 2019	Collars	Crude Oil	3,650,000	50.00 - 58.00	53.87	55.20 - 63.00	60.07
January 2019 - December 2019	Collars	Natural Gas	8,760,000	2.52 - 2.70	2.60	3.00 - 3.10	3.01
January 2019 - December 2019	Swap	Natural Gas Liquids	1,460,000	29.08 - 30.15	29.33
January 2019 - December 2019	WTI NYMEX ROLL	Crude Oil	1,825,000	0.35	0.35
April 2019 - June 2019	Collars	Crude Oil	91,000	50.00	50.00	55.00	55.00
April 2019 - December 2019	Collars	Crude Oil	275,000	55.00	55.00	62.85	62.85
July 2019 - December 2019	Basis Swap	Crude Oil	460,000					(2.40) - (6.50)	(5.68)
July 2019 - December 2019	Collars	Crude Oil	552,000	50.00 - 55.00	53.00	55.00 - 69.00	61.00
October 2019 - December 2019	Basis Swap	Crude Oil	460,000					3.45 - 4.00	3.72
October 2019 - December 2019	Collars	Crude Oil	92,000	51.00	51.00	56.00	56.00
October 2019 - December 2019	Swap	Natural Gas Liquids	92,000	32.50	32.50
January 2020 - December 2020	Basis Swap	Crude Oil	3,294,000					2.00 - 4.00	2.95
January 2020 - December 2020	Collars	Crude Oil	549,000	50.00	50.00	70.00	70.00
January 2020 - December 2020	Calls	Crude Oil	2,342,400			70.00	70.00
January 2020 - December 2020	Puts	Crude Oil	915,000	55.00	55.00

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts at June 30, 2019 and December 31, 2018 (in thousands):

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Gross Amounts Presented in the Consolidated Balance Sheet	$15,468	$69,717	$(16,062)	$(12,907)
Amounts Not Offset in the Consolidated Balance Sheet	(11,967)	(10,263)	11,967	10,263

Net Amount	$3,501	$59,454	$(4,095)	$(2,644)

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

        The filing of the voluntary petitions for relief under chapter 11 of the Bankruptcy Code described in Note 1, "Financial Statement Presentation," constituted an event of default under the Company's derivatives contracts that gives the counterparties the option to terminate such contracts. Certain parties elected to terminate their contracts in August 2019 and the Company received approximately $0.1 million to settle a portion of the outstanding positions while other positions were novated for fees totaling $0.5 million. The remaining derivative contracts, including the novated positions, are secured on a super-priority parri passu basis with the Company's Senior Credit Agreement during the bankruptcy process. These derivative contracts are expected to stay in place following the Company's chapter 11 proceedings.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ASSET RETIREMENT OBLIGATIONS (Continued)

        The Company recorded the following activity related to its ARO liability for the period indicated below (inclusive of the current portion) (in thousands):

Liability for asset retirement obligations as of December 31, 2018	$6,914
Liabilities settled and divested	(229)
Additions	198
Accretion expense	202

Liability for asset retirement obligations as of June 30, 2019	$7,085

10. COMMITMENTS AND CONTINGENCIES

Commitments

        As of June 30, 2019, the Company has the following rig termination commitment related to a historical rig contract (in thousands):

Remaining period in 2019	$—
2020	3,000
2021	—
2022	—
2023	—
Thereafter	—

Total	$3,000

        As of June 30, 2019, the Company has the following purchase commitments related to equipment (in thousands):

Remaining period in 2019	$7,272
2020	—
2021	—
2022	—
2023	—
Thereafter	—

Total	$7,272

        The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of June 30, 2019, the Company had in place three long-term crude oil contracts and eleven long-term natural gas contracts in this area and the sales price under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from these areas for periods ranging from one to twenty years from the date of first production.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

        On February 26, 2019, a subsidiary of the Company, Halcón Energy Properties, Inc. (HEPI), filed notice of appeal from a judgment entered by The Court of Common Pleas of Mercer County, Pennsylvania in a litigation matter captioned Vodenichar, et al., v. Halcón Energy Properties, Inc. et al., No. 2013-0512, arising from a dispute over whether the subsidiary complied with the terms of a letter of intent related to the leasing of acreage, pursuant to which HEPI was ordered to pay $9,107,053.57 (including interest and costs). Such appeal is currently pending in the Superior Court of Pennsylvania, Western District (Case No. 347 WDA 2019).

        On August 7, 2019, the Halcón Entities filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas to pursue a pre-packaged plan of reorganization. The Company expects to continue operations in the normal course during the pendency of the chapter 11 proceedings. Prior to filing the bankruptcy petitions, on August 2, 2019, the Halcón Entities entered into a Restructuring Support Agreement with the Unsecured Senior Noteholders. See Note 14, "Subsequent Events," for more information.

        In addition to the above, from time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of our business. While the outcome and impact of currently pending legal proceedings cannot be determined, the Company's management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material effect on the Company's consolidated operating results, financial position or cash flows.

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

Incentive Plans

        On September 9, 2016, the Company's Board adopted the 2016 Long-Term Incentive Plan (the Incentive Plan). An aggregate of 10.0 million shares of the Company's common stock were available for grant pursuant to awards under the Incentive Plan. On April 6, 2017, Amendment No. 1 to the Incentive Plan to increase, by 9.0 million shares, the maximum number of shares of common stock that may be issued thereunder, i.e., a maximum of 19.0 million shares, became effective, which was 20

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY (Continued)

calendar days following the date the Company mailed an information statement to all stockholders of record notifying them of approval of the amendment by written consent of holders of a majority of the Company's outstanding stock. As of June 30, 2019 and December 31, 2018, a maximum of 5.8 million and 4.9 million shares, respectively, of the Company's common stock remained reserved for issuance under the Incentive Plan.

        The Company accounts for stock-based payment accruals under authoritative guidance on stock compensation. The guidance requires all stock-based payments to employees and directors, including grants of stock options and restricted stock, to be recognized in the financial statements based on their fair values. The Company has elected to not apply a forfeiture estimate and will recognize a credit in compensation expense to the extent awards are forfeited. For the three and six months ended June 30, 2019, the Company recognized an expense of $1.0 million and a credit of $5.8 million, respectively, related to stock-based compensation. For the three and six months ended June 30, 2018, the Company recognized an expense of $4.2 million and $7.8 million, respectively, related to stock-based compensation. Stock-based compensation expense is recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

        During the six months ended June 30, 2019, four senior executives departed the Company. In accordance with the terms of these senior executives' employment agreements, unvested stock options and unvested shares of restricted stock were modified to vest immediately upon termination. For the six months ended June 30, 2019, the Company recognized an incremental reduction to stock-based compensation expense of $8.4 million associated with these modifications.

Stock Options

        From time to time, the Company grants stock options under the Incentive Plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. These awards typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant and expire ten years from the grant date.

        No stock options were granted during the six months ended June 30, 2019. At June 30, 2019, the Company had $0.9 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 0.6 years.

        During the six months ended June 30, 2018, the Company granted stock options under the Incentive Plan covering 1.2 million shares of common stock to employees of the Company. These stock options have an exercise price of $5.65. During the six months ended June 30, 2018, the Company received $0.3 million from the exercise of stock options. At June 30, 2018, the Company had $9.9 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.0 years.

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

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY (Continued)

        During the six months ended June 30, 2019, the Company granted 4.2 million shares of restricted stock under the Incentive Plan to employees and non-employee directors of the Company. These restricted shares were granted at prices ranging from $1.29 to $1.40 with a weighted average price of $1.29 per share. At June 30, 2019, the Company had $6.5 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.6 years.

        During the six months ended June 30, 2018, the Company granted 2.2 million shares of restricted stock under the Incentive Plan to employees and non-employee directors of the Company. These restricted shares were granted at prices ranging from $4.00 to $5.65 with a weighted average price of $5.53. At June 30, 2018, the Company had $11.0 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.5 years.

12. EARNINGS PER COMMON SHARE

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic:
Net income (loss)	$(640,844)	$(16,274)	$(977,403)	$(18,872)

Weighted average basic number of common shares outstanding	159,050	157,943	158,801	155,925

Basic net income (loss) per share of common stock	$(4.03)	$(0.10)	$(6.15)	$(0.12)

Diluted:
Net income (loss)	$(640,844)	$(16,274)	$(977,403)	$(18,872)

Weighted average basic number of common shares outstanding	159,050	157,943	158,801	155,925
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted shares	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive

Weighted average diluted number of common shares outstanding	159,050	157,943	158,801	155,925

Diluted net income (loss) per share of common stock	$(4.03)	$(0.10)	$(6.15)	$(0.12)

        Common stock equivalents, including stock options, restricted shares and warrants totaling 15.7 million and 15.3 million shares for the three and six months ended June 30, 2019, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EARNINGS PER COMMON SHARE (Continued)

        Common stock equivalents, including stock options, restricted shares and warrants totaling 14.9 million and 14.0 million shares for the three and six months ended June 30, 2018, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

13. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$25,208	$26,432
Joint interest accounts	5,512	7,369
Other	3,531	1,917

	$34,251	$35,718

Prepaids and other:
Prepaids	$3,493	$3,503
Income tax receivable	1,250	1,250
Funds in escrow	6,557	—
Other	775	35

	$12,075	$4,788

Funds in escrow and other:
Funds in escrow	$576	$570
Other	559	1,611

	$1,135	$2,181

Accounts payable and accrued liabilities:
Trade payables	$50,568	$68,959
Accrued oil and natural gas capital costs	13,339	41,461
Revenues and royalties payable	17,942	20,526
Accrued interest expense	19,310	16,971
Accrued employee compensation	2,713	3,421
Accrued lease operating expenses	7,859	6,292
Other	178	218

	$111,909	$157,848

14. SUBSEQUENT EVENTS

Restructuring Support Agreement

        On August 2, 2019, the Halcón Entities entered into a Restructuring Support Agreement with the Unsecured Senior Noteholders. On August 3, 2019, the Halcón Entities commenced a solicitation for acceptance of the Plan. On August 7, 2019, the Halcón Entities filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SUBSEQUENT EVENTS (Continued)

District of Texas to effect an accelerated pre-packaged bankruptcy restructuring as contemplated in the Restructuring Support Agreement.

        Pursuant to the terms of the Plan contemplated by the Restructuring Support Agreement, the Unsecured Senior Noteholders and other claim and interest holders will receive the following treatment in full and final satisfaction of their claims and interests:

  •
  borrowings outstanding under the Senior Credit Agreement, plus unpaid interest and fees, will be repaid in full, in cash, including by a refinancing;

  •
  the Unsecured Senior Noteholders will receive their pro rata share of 91% of the common stock of reorganized Halcón (New Common Shares) issued pursuant to the Plan and the right to participate in the Senior Noteholder Rights Offerings (defined below);

  •
  the Company's general unsecured claims are unimpaired; and

  •
  the existing common stockholders will receive their pro rata share of 9% of the New Common Shares issued pursuant to the Plan, together with Warrants (defined below) to purchase common stock of reorganized Halcón and the right to participate in the Existing Equity Interests Rights Offering (defined below and, collectively, the Existing Equity Total Consideration); provided, however, that registered holders of existing common stock with fewer than or equal to 2,000 shares of common stock will instead receive cash in an amount equal to the inherent value of such holder's pro rata share of the Existing Equity Total Consideration (the Existing Equity Cash Out).

        Each of the foregoing percentages of equity in the reorganized company is subject to dilution by New Common Shares issued in connection with (i) a management incentive plan, (ii) the Warrants, (iii) the Equity Rights Offerings (defined below), and (iv) the Backstop Commitment Premium (defined below).

        As a component of the Restructuring Support Agreement (i) each Unsecured Senior Noteholder will be offered the right to purchase its pro rata share of New Common Shares for an aggregate purchase price of $150,150,000 (the Senior Noteholder Rights Offering) and (ii) each existing common stockholder will be offered (subject to the Existing Equity Cash Out) the right to purchase its pro rata share of New Common Shares for an aggregate purchase price of up to $14,850,000 (the Existing Equity Interests Rights Offering, and together with the Senior Noteholder Rights Offering, the Equity Rights Offerings), in each case, at a price per share equal to a 26% discount to the value of the New Common Shares based on the lesser of the total enterprise value of the reorganized company as set forth in the Disclosure Statement and an assumed total enterprise value of $425 million. Certain of the Unsecured Senior Noteholders will backstop the Senior Noteholder Rights Offering and will receive as consideration (the Backstop Commitment Premium) either (i) New Common Shares equal to 6% of the aggregate amount of the Senior Noteholder Rights Offering subject to dilution by New Common Shares issued in connection with a management incentive plan and the Warrants or (ii) a cash payment equal to 6% of the aggregate amount of the Senior Noteholder Rights Offering if the backstop agreement is terminated. The proceeds of the Equity Rights Offerings will be used by the Company to (i) provide additional liquidity for working capital and general corporate purposes, (ii) pay all reasonable and documented restructuring expenses, and (iii) fund Plan distributions.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SUBSEQUENT EVENTS (Continued)

        Under the Restructuring Support Agreement, each existing common stockholder (subject to the Existing Equity Cash Out) will be issued a series of warrants exercisable in cash for a three year period subsequent to the effective date of the Plan (Warrants). The Warrants will be issued in three series with three distinct strike prices, which will be based upon stipulated rate-of-return levels achieved by the Unsecured Senior Noteholders. Each series of Warrants represents 10%, and cumulatively representing 30%, of the New Common Shares issued pursuant to the Plan.

Debtor-in-Possession Financing

        In connection with the chapter 11 proceedings and pursuant to an order of the Bankruptcy Court dated August 8, 2019 (the Interim Order), the Company anticipates that it will enter into a Junior Secured Debtor-In-Possession Credit Agreement (the DIP Credit Agreement) with the Unsecured Senior Noteholders party thereto from time to time as lenders (the DIP Lenders) and Wilmington Trust, National Association, as administrative agent.

        Under the DIP Credit Agreement, the DIP Lenders will make available a $35.0 million debtor-in-possession junior secured term credit facility (the DIP Facility, and the loans thereunder, the DIP Loans), of which $25.0 million will be available as an initial draw and the remainder of which will be available to the Company as a single delayed draw term loan following the entry of the final DIP orders of the Bankruptcy Court. The DIP Loans will, subject to the terms set forth in the DIP Credit Agreement and the Exit Credit Agreement (as defined below), be rolled over or converted into, or otherwise refinanced with a $750.0 million exit senior secured reserve-based revolving credit facility (the Exit Facility), which will be evidenced by a senior secured revolving credit agreement (the Exit Credit Agreement), by and among the Company, as borrower, the lenders party thereto from time to time, and BMO Harris Bank N.A., as administrative agent.

        The Company anticipates using the proceeds of the DIP Facility to, among other things, (i) provide working capital and other general corporate purposes, including to finance capital expenditures and the making of certain interest payments as and to the extent set forth in the Interim Order and/or the final order, as applicable, of the Bankruptcy Court and in accordance with the Company's budget delivered pursuant to the DIP Credit Agreement, (ii) pay fees and expenses related to the transactions contemplated by the DIP Credit Agreement in accordance with such budget and (iii) cash collateralize any letters of credit.

        The maturity date of the DIP Facility will be the earlier of (i) six months from the date of execution and (ii) the effective date of a plan of reorganization that is confirmed pursuant to an order entered by the Bankruptcy Court.

        The DIP Loans will bear interest at a rate per annum equal to (i) adjusted LIBOR plus an applicable margin of 5.50% or (ii) an alternative base rate plus an applicable margin of 4.50%, in each case, as selected by the Company. Any undrawn delayed draw term loans will be subject to an undrawn fee at a rate per annum equal to 1.00%.

        The DIP Facility will be secured by (i) a junior secured perfected security interest on all assets that secure the Senior Credit Facility and (ii) a senior secured perfected security interest on all unencumbered assets of the Company and any subsidiary guarantors. The security interests and liens will be further subject to certain carve-outs and permitted liens, as set forth in the DIP Credit Agreement.

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SUBSEQUENT EVENTS (Continued)

        The DIP Credit Agreement will contain certain customary (i) representations and warranties; (ii) affirmative and negative covenants, including delivery of financial statements; conduct of business; reserve reports; title information; indebtedness; liens; dividends and distributions; investments; sale or discount of receivables; mergers; sale of properties; termination of swap agreements; transactions with affiliates; negative pledges; dividend restrictions; gas imbalances; take-or-pay or other prepayments and swap agreements; and (iii) events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; dismissal (or conversion to chapter 7) of the chapter 11 proceedings; and failure to satisfy certain bankruptcy milestones.

        A hearing before the Bankruptcy Court to consider approval of the DIP Facility on a final basis will be scheduled for a later date.

Exit Financing

        In connection with the Restructuring Support Agreement and the chapter 11 proceedings, the Company has received an underwritten commitment from BMO Harris Bank, N.A. for a $750 million Exit Facility, effective upon the Company's emergence from the chapter 11 proceedings, which will be arranged by BMO Capital Markets Corp. The Exit Facility will have an expected initial borrowing base of $275 million. A portion of the Exit Facility, in the amount of $50 million, will be available for the issuance of letters of credit. The proceeds of the Exit Facility will be used to refinance indebtedness that the Company incurs during the pendency of the chapter 11 proceedings under the DIP Facility, for working capital and other general corporate purposes, to issue letters of credit, for transaction fees and expenses and for fees related to the Company's emergence from the chapter 11 proceedings.

        Loans extended under the Exit Credit Agreement will bear interest at a rate per annum equal to (i) adjusted LIBOR plus an applicable margin of 2.00% to 3.00% or (ii) an alternative base rate plus an applicable margin of 1.00% to 2.00%, in each case, at the election of the Company and based on the borrowing base utilization percentage under the Exit Facility. Any undrawn amounts under the Exit Facility will be subject to a commitment fee at a rate per annum equal to 0.375% to 0.500%, based on the borrowing base utilization percentage.

        The maturity date of the Exit Facility will be five years from the date of execution of the Exit Credit Agreement. The Company will be able, at its option, to prepay any borrowing outstanding under the Exit Credit Agreement without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the terms of the Exit Credit Agreement). The Company may also be required to make mandatory prepayments of the loans under the Exit Facility in connection with certain borrowing base deficiencies.

        Amounts outstanding under the Exit Credit Agreement will be guaranteed by the Company's direct and indirect material domestic subsidiaries and secured by a security interest in substantially all of the assets of the Company and such guarantors.

        The Exit Credit Agreement will contain certain customary representations and warranties and affirmative and negative covenants.

        The Exit Credit Agreement will contain certain financial covenants, including the maintenance of (i) a Total Net Leverage Ratio (to be defined in the Exit Credit Agreement) not to exceed 4.00:1.00 and (ii) a Current Ratio (to be defined in the Exit Credit Agreement) not to be less than 1.00:1.00, in

HALCÓN RESOURCES CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SUBSEQUENT EVENTS (Continued)

each case commencing with the first full fiscal quarter ending after the date of the Exit Credit Agreement.

        The Exit Credit Agreement will also contain certain customary events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

        The Exit Facility is subject to customary closing conditions and approval by the Bankruptcy Court, which has not been obtained at this time.

        The terms of the Exit Facility are set forth in a senior secured revolving credit facility commitment letter (the Exit Commitment Letter), and the foregoing description of the Exit Facility is qualified by reference to the full text of the Exit Commitment Letter, a copy of which was filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on August 5, 2019, and is incorporated herein by reference.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the three and six months ended June 30, 2019 and 2018 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

        During the first six months of 2019, production averaged 17,575 Boe/d compared to average daily production of 11,873 Boe/d during the first six months of 2018. Our average daily oil and natural gas production increased in the first six months of 2019 when compared to the same period in the prior year due to the acquisition of properties in West Quito Draw and our drilling activities in Monument Draw and West Quito Draw. For the six months ended June 30, 2019, we drilled 12 gross (11.2 net) wells, completed 9 gross (8.7 net) wells, and put online 11 gross (10.7 net) wells.

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

        Oil and natural gas prices are inherently volatile and sustained lower commodity prices could have a material impact upon our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the crude oil price for July 1, 2019 of $59.09 per barrel, and holding it constant for two months to create a trailing 12-month period of average prices, that is more reflective of recent price trends, our ceiling test limitation would have generated an additional impairment of $62.3 million ($49.2 million after taxes, before valuation allowance), holding all other inputs and factors constant. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Recent Developments

Restructuring Support Agreement

        On August 2, 2019, we entered into a restructuring support agreement (the Restructuring Support Agreement) with certain holders of our 6.75% senior unsecured notes due 2025 (the Unsecured Senior Noteholders). On August 3, 2019, we commenced a solicitation for acceptance of a pre-packaged plan of reorganization (the Plan). On August 7, 2019, we filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the Bankruptcy Court) to effect an accelerated pre-packaged bankruptcy restructuring as contemplated in the Restructuring Support Agreement.

        Pursuant to the terms of the the Plan contemplated by the Restructuring Support Agreement, the Unsecured Senior Noteholders and other claim and interest holders will receive the following treatment in full and final satisfaction of their claims and interests:

  •
  borrowings outstanding under the Senior Credit Agreement, plus unpaid interest and fees, will be repaid in full, in cash, including by a refinancing;

  •
  the Unsecured Senior Noteholders will receive their pro rata share of 91% of the common stock of reorganized Halcón (New Common Shares) issued pursuant to the Plan and the right to participate in the Senior Noteholder Rights Offerings (defined below);

  •
  our general unsecured claims are unimpaired; and

  •
  the existing common stockholders will receive their pro rata share of 9% of the New Common Shares issued pursuant to the Plan, together with Warrants (defined below) to purchase common stock of reorganized Halcón and the right to participate in the Existing Equity Interests Rights Offering (defined below and, collectively, the Existing Equity Total Consideration); provided, however, that registered holders of existing common stock with fewer than or equal to 2,000 shares of common stock will instead receive cash in an amount equal to the inherent value of such holder's pro rata share of the Existing Equity Total Consideration (the Existing Equity Cash Out).

        Each of the foregoing percentages of equity in the reorganized company is subject to dilution by New Common Shares issued in connection with (i) a management incentive plan, (ii) the Warrants, (iii) the Equity Rights Offerings (defined below), and (iv) the Backstop Commitment Premium (defined below).

        As a component of the Restructuring Support Agreement (i) each Unsecured Senior Noteholder will be offered the right to purchase its pro rata share of New Common Shares for an aggregate purchase price of $150,150,000 (the Senior Noteholder Rights Offering) and (ii) each existing common stockholder will be offered (subject to the Existing Equity Cash Out) the right to purchase its pro rata share of New Common Shares for an aggregate purchase price of up to $14,850,000 (the Existing Equity Interests Rights Offering, and together with the Senior Noteholder Rights Offering, the Equity Rights Offerings), in each case, at a price per share equal to a 26% discount to the value of the New Common Shares based on the lesser of the total enterprise value of the reorganized company as set forth in the Disclosure Statement and an assumed total enterprise value of $425 million. Certain of the Unsecured Senior Noteholders will backstop the Senior Noteholder Rights Offering and will receive as consideration (the Backstop Commitment Premium) either (i) New Common Shares equal to 6% of the aggregate amount of the Senior Noteholder Rights Offering subject to dilution by New Common Shares issued in connection with a management incentive plan and the Warrants or (ii) a cash payment equal to 6% of the aggregate amount of the Senior Noteholder Rights Offering if the backstop agreement is terminated. We will use the proceeds of the Equity Rights Offerings to (i) provide additional liquidity for working capital and general corporate purposes, (ii) pay all reasonable and documented restructuring expenses, and (iii) fund Plan distributions.

        Under the Restructuring Support Agreement, each existing common stockholder (subject to the Existing Equity Cash Out) will be issued a series of warrants exercisable in cash for a three year period subsequent to the effective date of the Plan (Warrants). The Warrants will be issued in three series with three distinct strike prices, which will be based upon stipulated rate-of-return levels achieved by the Unsecured Senior Noteholders. Each series of Warrants represents 10%, and cumulatively representing 30%, of the New Common Shares issued pursuant to the Plan.

Senior Revolving Credit Facility

        On May 9, 2019, we entered into the Eighth Amendment, Consent and Waiver to Amended and Restated Senior Secured Credit Agreement (the Eighth Amendment) which, among other things, (i) temporarily waived any default or event of default directly resulting from the potential Leverage Ratio Default (as defined in the Eighth Amendment) for the fiscal quarter ended March 31, 2019, (ii) increased interest margins to 1.75% to 2.75% for ABR-based loans and 2.75% to 3.75% for Eurodollar-based loans, (iii) reduced our Consolidated Cash Balance (as defined in the Eighth Amendment) to $5.0 million, and (iv) provided for periodic reporting of projected cash flows and accounts payable agings to the lenders. Under the Eighth Amendment, the waiver would have terminated and an Event of Default (as defined in the Senior Credit Agreement) would have occurred on August 1, 2019. On July 31, 2019, we entered into the Waiver to Amended and Restated Senior Secured Credit Agreement, pursuant to which the termination date for the waiver granted by the Eighth Amendment was extended to August 8, 2019.

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

        On February 15, 2019, we entered into the Seventh Amendment (the Seventh Amendment) to the Senior Credit Agreement which, among other things, provided for (i) the use of annualized financial data in determining EBITDA (as defined in the Senior Credit Agreement) for the fiscal quarters ending March 31, 2019, June 30, 2019 and September 30, 2019 and (ii) amended the ratio of Consolidated Total Net Debt (as defined in the Senior Credit Agreement) to EBITDA to be (a) 5.00 to 1.0 for the fiscal quarter ending March 31, 2019, (b) 4.75 to 1.0 for the fiscal quarter ending June 30, 2019, (c) 4.5 to 1.0 for the fiscal quarter ending September 30, 2019, (d) 4.25 to 1.0 for the fiscal quarter ending December 31, 2019, and (e) 4.0 to 1.0 for the fiscal quarter ending March 31, 2020 and any fiscal quarter thereafter.

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

        The filing of the voluntary petitions for relief under chapter 11 of the Bankruptcy Code described above constituted an event of default under the Senior Credit Agreement that accelerated our obligations and terminated the lenders' commitments under the Senior Credit Agreement. During the chapter 11 proceedings, amounts outstanding under the Senior Credit Agreement will bear interest at a rate per annum equal to 2.0% plus the applicable interest rate in effect.

Debtor-in-Possession Financing

        In connection with the chapter 11 proceedings and pursuant to an order of the Bankruptcy Court dated August 8, 2019 (the Interim Order), we anticipate that we will enter into a Junior Secured Debtor-In-Possession Credit Agreement (the DIP Credit Agreement) with the Unsecured Senior Noteholders party thereto from time to time as lenders (the DIP Lenders) and Wilmington Trust, National Association, as administrative agent.

        Under the DIP Credit Agreement, the DIP Lenders will make available a $35.0 million debtor-in-possession junior secured term credit facility (the DIP Facility, and the loans thereunder, the DIP Loans), of which $25.0 million will be available as an initial draw and the remainder of which will be availabe to us as a single delayed draw term loan following the entry of the final DIP orders of the Bankruptcy Court. The DIP Loans will, subject to the terms set forth in the DIP Credit Agreement and the Exit Credit Agreement (as defined below), be rolled over or converted into, or otherwise refinanced with a $750 million exit senior secured reserve-based revolving credit facility (the Exit Facility), which will be evidenced by a senior secured revolving credit agreement (the Exit Credit Agreement), by and among us, as borrower, the lenders party thereto from time to time, and BMO Harris Bank N.A., as administrative agent.

        We anticipate using the proceeds of the DIP Facility to, among other things, (i) provide working capital and other general corporate purposes, including to finance capital expenditures and the making of certain interest payments as and to the extent set forth in the Interim Order and/or the final order, as applicable, of the Bankruptcy Court and in accordance with our budget delivered pursuant to the DIP Credit Agreement, (ii) pay fees and expenses related to the transactions contemplated by the DIP Credit Agreement in accordance with such budget and (iii) cash collateralize any letters of credit.

        The maturity date of the DIP Facility will be the earlier of (i) six months from the date of execution and (ii) the effective date of a plan of reorganization that is confirmed pursuant to an order entered by the Bankruptcy Court.

        The DIP Loans will bear interest at a rate per annum equal to (i) adjusted LIBOR plus an applicable margin of 5.50% or (ii) an alternative base rate plus an applicable margin of 4.50%, in each case, as selected by us. Any undrawn delayed draw term loans will be subject to an undrawn fee at a rate per annum equal to 1.00%.

        The DIP Facility will be secured by (i) a junior secured perfected security interest on all assets that secure the Senior Credit Facility and (ii) a senior secured perfected security interest on all unencumbered assets of us and any subsidiary guarantors. The security interests and liens will be further subject to certain carve-outs and permitted liens, as set forth in the DIP Credit Agreement.

        The DIP Credit Agreement will contain certain customary (i) representations and warranties; (ii) affirmative and negative covenants, including delivery of financial statements; conduct of business; reserve reports; title information; indebtedness; liens; dividends and distributions; investments; sale or discount of receivables; mergers; sale of properties; termination of swap agreements; transactions with affiliates; negative pledges; dividend restrictions; gas imbalances; take-or-pay or other prepayments and swap agreements; and (iii) events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; dismissal (or conversion to chapter 7) of the chapter 11 proceedings; and failure to satisfy certain bankruptcy milestones.

        A hearing before the Bankruptcy Court to consider approval of the DIP Facility on a final basis will be scheduled for a later date.

Exit Financing

        In connection with the Restructuring Support Agreement and the chapter 11 proceedings, we have received an underwritten commitment from BMO Harris Bank, N.A. for a $750 million Exit Facility, effective upon our emergence from the chapter 11 proceedings, which will be arranged by BMO Capital Markets Corp. The Exit Facility will have an expected initial borrowing base of $275 million. A portion of the Exit Facility, in the amount of $50 million, will be available for the issuance of letters of credit. The proceeds of the Exit Facility will be used to refinance indebtedness that we incur during the pendency of the chapter 11 proceedings under the DIP Facility, for working capital and other general corporate purposes, to issue letters of credit, for transaction fees and expenses and for fees related to our emergence from the chapter 11 proceedings.

        Loans extended under the Exit Credit Agreement will bear interest at a rate per annum equal to (i) adjusted LIBOR plus an applicable margin of 2.00% to 3.00% or (ii) an alternative base rate plus an applicable margin of 1.00% to 2.00%, in each case, at the election of us and based on the borrowing base utilization percentage under the Exit Facility. Any undrawn amounts under the Exit Facility will be subject to a commitment fee at a rate per annum equal to 0.375% to 0.500%, based on the borrowing base utilization percentage.

        The maturity date of the Exit Facility will be five years from the date of execution of the Exit Credit Agreement. We will be able, at our option, to prepay any borrowing outstanding under the Exit Credit Agreement without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the terms of the Exit Credit Agreement). We may also be required to make mandatory prepayments of the loans under the Exit Facility in connection with certain borrowing base deficiencies.

        Amounts outstanding under the Exit Credit Agreement will be guaranteed by our direct and indirect material domestic subsidiaries and secured by a security interest in substantially all of the assets of us and such guarantors.

        The Exit Credit Agreement will contain certain customary representations and warranties and affirmative and negative covenants.

        The Exit Credit Agreement will contain certain financial covenants, including the maintenance of (i) a Total Net Leverage Ratio (to be defined in the Exit Credit Agreement) not to exceed 4.00:1.00 and (ii) a Current Ratio (to be defined in the Exit Credit Agreement) not to be less than 1.00:1.00, in each case commencing with the first full fiscal quarter ending after the date of the Exit Credit Agreement.

        The Exit Credit Agreement will also contain certain customary events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

Restructuring Activities

        In July 2019, we, in an effort to improve efficiencies and go forward costs, made the decision to consolidate into one corporate office to be located in Houston, Texas. The transition includes both severance and relocation costs as well as incremental costs associated with hiring new employees to replace key positions. The plan includes ultimately closing the office in Denver, Colorado. The timing of the transition is anticipated to happen before the end of the year.

Sale of Water Infrastructure Assets

        On December 20, 2018, we sold our water infrastructure assets located in the Delaware Basin (the Water Assets) to WaterBridge Resources LLC (the Purchaser) for an adjusted purchase price of $211.0 million in cash (the Water Infrastructure Divestiture) at closing. The effective date of the transaction was October 1, 2018. Additional incentive payments of up to $25.0 million per year for the years from 2019 to 2023 were available subject to our ability to meet certain annual incentive thresholds relating to the number of wells connected to the Water Assets per year. In August 2019, we and the purchaser agreed to terminate the incentive payments.

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

Capital Resources and Liquidity

        Our near-term capital spending requirements are expected to be funded with cash and cash equivalents on hand, cash flows from operations, borrowings under our Senior Credit Agreement, which has been drawn to approximately $223.2 million as of July 29, 2019, and our DIP and Exit Facilities, subject to their finalization and Bankruptcy Court approval. As noted above, the filing of the voluntary petitions for relief under chapter 11 of the Bankruptcy Code constituted an event of default under the Senior Credit Agreement that accelerated our obligations and terminated the lenders' commitments under the Senior Credit Agreement.

        Our strategic decision to transform into a pure-play, single basin company focused on the Delaware Basin in West Texas resulted in us divesting our producing properties located in other areas and acquiring primarily undeveloped acreage in the Delaware Basin. Our drilling activities since acquiring the assets required significant capital expenditure outlays to replace lost production and related EBITDA. These and other factors adversely impacted our ability to comply with our debt covenants under the Senior Credit Agreement by reducing our production, reserves and EBITDA on a current and a pro forma historical basis. Our strategy makes us more susceptible to fluctuations in performance and compliance with these covenants more challenging. In addition, we have encountered certain operational challenges that have impacted our ability to comply, including recently, elevated levels of hydrogen sulfide in the natural gas produced from our Monument Draw wells and severance payments associated with personnel changes.

        We have in the past obtained amendments to the covenants under our Senior Credit Agreement under circumstances where we anticipated that it might be challenging for us to comply with our financial covenants for a particular period of time. The basis for these amendment and waiver requests is similar to those described above, i.e., the potential for us to fall out of compliance as a result of our strategic decisions. As part of our plan to manage liquidity risks, we have scaled back our capital expenditures budget, focused our drilling program on our highest return projects, continued to explore opportunities to divest non-core properties, entered into a Restructuring Support Agreement to restructure our indebtedness and, on August 7, 2019, filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas to pursue a pre-packaged plan of reorganization. However, we may not be able to obtain confirmation of the Plan in the Restructuring Support Agreement because there can be no assurance that the Plan (or any other plan of reorganization) will be approved by the Bankruptcy Court. Additionally, although the Plan is designed to minimize the length of our chapter 11 proceedings, it is impossible to predict the amount of time that we may spend in bankruptcy. If protracted, the chapter 11 proceedings will involve additional expenses, require significant time and effort of management, and may negatively impact our relationships with vendors, suppliers, employees and customers, all of which may adversely affect our liquidity, financial condition and results of operations.

        Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Cash is required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. We therefore continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources, acquisition opportunities and drilling successes. We strive to maintain financial flexibility while pursuing our drilling plans and may access capital markets, pursue joint ventures, sell assets and engage in other transactions as necessary to, among other things, maintain adequate borrowing capacity, facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position and infrastructure projects while sustaining sufficient operating cash levels. Our ability to complete such transactions and maintain or increase our borrowing base is subject to a number of variables, including our level of oil and natural gas production, proved reserves and commodity prices, the amount and cost of our other indebtedness, as well as various economic and market conditions that have historically affected the oil and natural gas industry. Even if we are otherwise successful in growing our proved reserves and production, if oil and natural gas prices decline for a sustained period of time, our ability to fund our capital expenditures, complete acquisitions, reduce debt, meet our financial obligations and become profitable may be materially impacted.

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

Cash Flow

        During the six months ended June 30, 2019, cash and cash equivalents on hand supplemented with borrowings under our Senior Credit Agreement were used to fund our drilling and completion program. During the six months ended June 30, 2018, cash generated by financing activities was used to fund the acquisitions of acreage in our Monument Draw and West Quito Draw areas, as well as our drilling and completion program. See "Results of Operations" for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash and cash equivalents is summarized as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash flows provided by (used in) operating activities	$(26,898)	$43,578
Cash flows provided by (used in) investing activities	(205,303)	(634,271)
Cash flows provided by (used in) financing activities	187,573	262,492

Net increase (decrease) in cash and cash equivalents	$(44,628)	$(328,201)

        Operating Activities.    Net cash flows used in operating activities for the six months ended June 30, 2019 were $26.9 million. Net cash flows provided by operating activities were $43.6 million for the six months ended June 30, 2018.

        Operating cash flows for the six months ended June 30, 2019 decreased from the comparable prior year period due to increases in our operating expenses, primarily severances paid to executives, natural gas treating costs, and third party water hauling and disposal costs, which were slightly offset by increased oil and natural gas revenues due to an increase in our production.

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

        Investing Activities.    Net cash flows used in investing activities were approximately $205.3 million and $634.3 million for the six months ended June 30, 2019 and 2018, respectively.

        During the six months ended June 30, 2019, we spent $139.2 million on oil and natural gas expenditures, of which $131.7 million related to drilling and completion costs. We also spent approximately $64.6 million on capital expenditures related to our other operating property and equipment, primarily to develop our natural gas treating equipment and our oil and natural gas gathering infrastructure.

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

        Financing Activities.    Net cash flows provided by financing activities were $187.6 million and $262.5 million for the six months ended June 30, 2019 and 2018, respectively.

        During the six months ended June 30, 2019, net borrowings of $188.0 million under our Senior Credit Agreement were used to fund our drilling and completions program, as well as the development of our natural gas treating infrastructure and our oil and natural gas gathering infrastructure.

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

Income Taxes

        We utilized the discrete effective tax rate method as allowed by ASC 740, Income Taxes, to calculate our interim income tax provision for the three and six months ended June 30, 2019. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation," for details.

Results of Operations

Three Months Ended June 30, 2019 and 2018

        We reported a net loss of $640.8 million $16.3 million for the three months ended June 30, 2019 and 2018, respectively. The table included below sets forth financial information for the periods presented.

	Three Months Ended June 30,
In thousands (except per unit and per Boe amounts)	2019	2018	Change
Net income (loss)	$(640,844)	$(16,274)	$(624,570)
Operating revenues:
Oil	53,232	48,756	4,476
Natural gas	(1,655)	1,560	(3,215)
Natural gas liquids	4,297	4,991	(694)
Other	504	108	396
Operating expenses:
Production:
Lease operating	13,473	5,314	8,159
Workover and other	1,368	1,956	(588)
Taxes other than income	3,308	3,226	82
Gathering and other	11,041	5,956	5,085
Restructuring	654	27	627
General and administrative:
General and administrative	11,494	10,018	1,476
Stock-based compensation	1,025	4,237	(3,212)
Depletion, depreciation and accretion:
Depletion—Full cost	38,221	14,288	23,933
Depreciation—Other	2,102	1,740	362
Accretion expense	102	68	34
Full cost ceiling impairment	664,383	—	664,383
(Gain) loss on sale of oil and natural gas properties	—	2,225	(2,225)
(Gain) loss on sale of Water Assets	2,897	—	2,897
Other income (expenses):
Net gain (loss) on derivative contracts	17,010	(12,100)	29,110
Interest expense and other	(14,470)	(10,534)	(3,936)
Income tax benefit (provision)	(50,306)	—	(50,306)
Production:
Oil—MBbls	939	795	144
Natural Gas—Mmcf	2,516	1,083	1,433
Natural gas liquids—MBbls	285	187	98
Total MBoe(1)	1,643	1,162	481
Average daily production—Boe/d(1)	18,055	12,769	5,286
Average price per unit(2):
Oil price—Bbl	$56.69	$61.33	$(4.64)
Natural gas price—Mcf	(0.66)	1.44	(2.10)
Natural gas liquids price—Bbl	15.08	26.69	(11.61)
Total per Boe(1)	34.01	47.60	(13.59)
Average cost per Boe:
Production:
Lease operating	$8.20	$4.57	$3.63
Workover and other	0.83	1.68	(0.85)
Taxes other than income	2.01	2.78	(0.77)
Gathering and other	6.72	5.13	1.59
Restructuring	0.40	0.02	0.38
General and administrative:
General and administrative	7.00	8.62	(1.62)
Stock-based compensation	0.62	3.65	(3.03)
Depletion	23.26	12.30	10.96

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

        Oil, natural gas and natural gas liquids revenues were $55.9 million and $55.3 million for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, production averaged 18,055 Boe/d and 12,769 Boe/d, respectively. Our average daily oil and natural gas production increased in the three months ended June 30, 2019 when compared to the same period in the prior year due to the acquisition of properties in West Quito Draw and our drilling activities in Monument Draw and West Quito Draw. Average realized prices (excluding the effects of hedging arrangements) were $34.01 per Boe and $47.60 per Boe for the three months ended June 30, 2019 and 2018, respectively. The amount we realized for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

        Lease operating expenses were $13.5 million and $5.3 million for the three months ended June 30, 2019 and 2018, respectively. On a per unit basis, lease operating expenses were $8.20 per Boe and $4.57 per Boe for the three months ended June 30, 2019 and 2018, respectively. The increase in lease operating expenses from 2018 levels results from higher third party water hauling and disposal costs resulting from our Water Infrastructure Divestiture and an increase in our inventory of wells due to our drilling and acquisition activities.

        Workover and other expenses were $1.4 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively. On a per unit basis, workover and other expenses were $0.83 per Boe and $1.68 per Boe for the three months ended June 30, 2019 and 2018, respectively. The decrease in workover expenses in 2019 as compared to the prior period relate to recent strides in improving well and completion designs and a decrease in the number of workovers performed.

        Taxes other than income were $3.3 million and $3.2 million for the three months ended June 30, 2019 and 2018, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.01 per Boe and $2.78 per Boe for the three months ended June 30, 2019 and 2018, respectively.

        Gathering and other expenses were $11.0 million and $6.0 million for the three months ended June 30, 2019 and 2018, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production, operating expenses of our Company owned oil and gas gathering infrastructure, gas treating fees, rig stacking charges and other. Approximately $3.3 million and $1.4 million of expenses incurred for the three months ended June 30, 2019 and 2018, respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Approximately $7.6 million and $4.4 million of expenses for the three months ended June 30, 2019 and 2018, respectively, relate to operating expenses on our oil and gas gathering infrastructure and in the 2018 period, on our water recycling and disposal facilities. Included in the three months ended June 30, 2019 and 2018 are $1.9 million and $0.3 million, respectively, of wellhead-level costs to remove hydrogen sulfide from natural gas produced from our Monument Draw properties. In April 2019, we installed an H2S treating plant that more efficiently removes hydrogen sulfide from our produced natural gas and reduces our reliance on expensive wellhead-level treating. Also included are $0.1 million of rig stacking charges for the three months ended June 30, 2018.

        Restructuring expense was approximately $0.7 million and $27,000 during the three months ended June 30, 2019 and 2018, respectively. During 2019, we incurred costs to fill executive positions as a result of resignations earlier in the year and we had a reduction in our workforce due to a decrease in drilling and developmental activities planned for the year. Costs in 2018 represent severance costs and accelerated stock-based compensation expense related to the termination of certain employees in conjunction with our divestitures.

        General and administrative expense was approximately $11.5 million and $10.0 million for the three months ended June 30, 2019 and 2018, respectively. The increase in general and administrative expenses results from increases in professional fees associated with the efforts to restructure our indebtedness totaling $2.5 million, offset by a reduction in our payroll and employee related benefits costs of $0.7 million due to a reduction in our workforce. On a per unit basis, general and administrative expenses were $7.00 per Boe and $8.62 per Boe for the three months ended June 30, 2019 and 2018, respectively.

        Stock-based compensation expense was $1.0 million and $4.2 million for the three months ended June 30, 2019 and 2018, respectively. Stock-based compensation expense decreased in the current period due to a reduction in our workforce.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $38.2 million and $14.3 million for the three months ended June 30, 2019 and 2018, respectively. On a per unit basis, depletion expense was $23.26 per Boe and $12.30 per Boe for the three months ended June 30, 2019 and 2018, respectively. The increase in the depletion rate per Boe from the 2018 level is primarily attributable to increases in our depletable base as a result of our transfers of unevaluated property to the full cost pool.

        Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling", based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment charge of $664.4 million for the three months ended June 30, 2019. The ceiling test impairment at June 30, 2019 was primarily driven by our continued focus on our most economic area, Monument Draw. Accordingly, we transferred approximately $481.7 million of unevaluated property costs to the full cost pool as of June 30, 2019, the majority of which is associated with our Hackberry Draw area. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the Williston Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves at the time of the transaction. Accordingly, we recognized a gain on the sale of the oil and natural gas properties associated with the Williston Divestiture of $2.2 million during the three months ended June 30, 2018, as a result of customary post-closing adjustments. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.

        On December 20, 2018, we sold our water infrastructure assets located in the Delaware Basin for a total adjusted purchase price of $211.0 million. During the year ended December 31, 2018, we recognized an initial $119.0 million gain on the sale. This gain on the sale was reduced during the three months ended June 30, 2019 and March 31, 2019 by approximately $2.9 million and $0.9 million, respectively, as a result of customary post-closing adjustments.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At June 30, 2019, we had a $15.5 million derivative asset, $10.6 million of which was classified as current and we had a $16.1 million derivative liability, $11.8 million of which was classified as current associated with these contracts. We recorded a net derivative gain of $17.0 million ($10.8 million net unrealized gain and $6.2 million net realized gain on settled and early terminated contracts) for the three months ended June 30, 2019 compared to a net derivative loss of $12.1 million ($37.9 million net unrealized loss and $25.8 million net realized gain on settled and early terminated contracts), in the same period in 2018.

        Interest expense and other was $14.5 million and $10.5 million for the three months ended June 30, 2019 and 2018, respectively. Interest expense increased during the three months ended June 30, 2019 as compared to the prior year period due to higher outstanding borrowings under our Senior Credit Agreement, as well as fees paid in 2019 associated with consents and amendments to our Senior Credit Agreement.

        We recorded an income tax benefit of $50.3 million using the discrete effective rate method for the three months ended June 30, 2019, resulting from the reduction to the deferred tax liability generated by the impact of the ceiling test impairment on oil and natural gas properties and the deferred tax asset created by the tax loss from operations. The 7.3% effective tax rate for the three months ended June 30, 2019 differs from the 21% statutory rate because of non-deductible executive compensation, non-deductible realized built in losses, and valuation allowances on deferred tax assets.

Six Months Ended June 30, 2019 and 2018

        We reported a net loss of $977.4 million and $18.9 million for the six months ended June 30, 2019 and 2018, respectively. The table included below sets forth financial information for the periods presented.

	Six Months Ended June 30,
In thousands (except per unit and per Boe amounts)	2019	2018	Change
Net income (loss)	$(977,403)	$(18,872)	$(958,531)
Operating revenues:
Oil	98,749	91,825	6,924
Natural gas	(194)	3,879	(4,073)
Natural gas liquids	9,242	8,703	539
Other	497	263	234
Operating expenses:
Production:
Lease operating	27,659	10,229	17,430
Workover and other	4,014	3,317	697
Taxes other than income	6,201	6,255	(54)
Gathering and other	25,910	12,378	13,532
Restructuring	11,925	128	11,797
General and administrative:
General and administrative	22,884	21,647	1,237
Stock-based compensation	(5,757)	7,818	(13,575)
Depletion, depreciation and accretion:
Depletion—Full cost	66,543	28,750	37,793
Depreciation—Other	3,655	3,206	449
Accretion expense	202	131	71
Full cost ceiling impairment	939,622	—	939,622
(Gain) loss on sale of oil and natural gas properties	—	5,904	(5,904)
(Gain) loss on sale of Water Assets	3,782	—	3,782
Other income (expenses):
Net gain (loss) on derivative contracts	(47,789)	(6,197)	(41,592)
Interest expense and other	(27,059)	(17,582)	(9,477)
Income tax benefit (provision)	95,791	—	95,791
Production:
Oil—MBbls	1,860	1,488	372
Natural Gas—Mmcf	4,457	1,969	2,488
Natural gas liquids—MBbls	578	333	245
Total MBoe(1)	3,181	2,149	1,032
Average daily production—Boe(1)	17,575	11,873	5,702
Average price per unit(2):
Oil price—Bbl	$53.09	$61.71	$(8.62)
Natural gas price—Mcf	(0.04)	1.97	(2.01)
Natural gas liquids price—Bbl	15.99	26.14	(10.15)
Total per Boe(1)	33.89	48.58	(14.69)
Average cost per Boe:
Production:
Lease operating	$8.70	$4.76	$3.94
Workover and other	1.26	1.54	(0.28)
Taxes other than income	1.95	2.91	(0.96)
Gathering and other	8.15	5.76	2.39
Restructuring	3.75	0.06	3.69
General and administrative:
General and administrative	7.19	10.07	(2.88)
Stock-based compensation	(1.81)	3.64	(5.45)
Depletion	20.92	13.38	7.54

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

        Oil, natural gas and natural gas liquids revenues were $107.8 million and $104.4 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, production averaged 17,575 Boe/d and 11,873 Boe/d, respectively. Our average daily oil and natural gas production increased in the first six months of 2019 when compared to the same period in the prior year due to the acquisition of properties in West Quito Draw and our drilling activities in Monument Draw and West Quito Draw. Average realized prices (excluding the effects of hedging arrangements) were $33.89 per Boe and $48.58 per Boe for the six months ended June 30, 2019 and 2018, respectively. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

        Lease operating expenses were $27.7 million and $10.2 million for the six months ended June 30, 2019 and 2018, respectively. On a per unit basis, lease operating expenses were $8.70 per Boe and $4.76 per Boe for the six months ended June 30, 2019 and 2018, respectively. The increase in lease operating expenses from 2018 levels results from higher third party water hauling and disposal costs resulting from our Water Infrastructure Divestiture and an increase in our inventory of wells due to our drilling and acquisition activities.

        Workover and other expenses were $4.0 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively. The increased costs in 2019 relate to an increase in our inventory of wells due to our drilling and acquisition activities. On a per unit basis, workover and other expenses were $1.26 per Boe and $1.54 per Boe for the six months ended June 30, 2019 and 2018, respectively.

        Taxes other than income were $6.2 million and $6.3 million for the six months ended June 30, 2019 and 2018, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $1.95 per Boe and $2.91 per Boe for the three months ended June 30, 2019 and 2018, respectively.

        Gathering and other expenses were $25.9 million and $12.4 million for the six months ended June 30, 2019 and 2018, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production, operating expenses of our Company owned oil and gas gathering infrastructure, gas treating fees, rig stacking charges and other. Approximately $7.0 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively, relate to gathering and market fees paid to third parties on our oil and natural gas production. Approximately $17.5 million and $8.9 million of expenses for the six months ended June 30, 2019 and 2018, respectively, relate to operating expenses on our oil and gas gathering infrastructure and in the 2018 period, on our water recycling and disposal facilities. Included in the six months ended June 30, 2019 and 2018 are $11.1 million and $0.3 million, respectively, of wellhead-level costs to remove hydrogen sulfide from natural gas produced from our Monument Draw properties. In April 2019, we installed an H2S treating plant that more efficiently removes hydrogen sulfide from our produced natural gas and reduces our reliance on expensive wellhead-level treating. Also included are $0.8 million and $1.1 million of rig stacking charges for the six months ended June 30, 2019 and 2018, respectively.

        Restructuring expense was approximately $11.9 million and $0.1 million during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, four senior executives resigned from their positions. These were considered terminations without cause under their respective employment agreements, which entitled them to certain benefits. Additionally, during the period, we incurred costs to fill executive positions created by these resignations and we had reductions in our workforce due to a decrease in drilling and developmental activities planned for 2019. During the six months ended June 30, 2018, we terminated certain employees in conjunction with our divestitures.

        General and administrative expense was $22.9 million and $21.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in general and administrative expenses results from increases in professional fees associated with the efforts to restructure our indebtedness totaling $2.9 million, offset by a reduction in our payroll and employee related benefits costs of $1.5 million due to a reduction in our workforce. On a per unit basis, general and administrative expenses were $7.19 per Boe and $10.07 per Boe for the six months ended June 30, 2019 and 2018, respectively.

        Stock-based compensation expense was a credit of $5.8 million and expense of $7.8 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, four senior executives resigned from their positions. In accordance with the terms of these senior executives' employment agreements, unvested stock options and unvested shares of restricted stock were modified to vest immediately upon termination. For the six months ended June 30, 2019, we recognized an incremental reduction to stock-based compensation expense of $8.4 million associated with these modifications. Stock-based compensation expense also decreased in the current period due to a reduction in our workforce.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $66.5 million and $28.8 million for the six months ended June 30, 2019 and 2018, respectively. On a per unit basis, depletion expense was $20.92 per Boe and $13.38 per Boe for the six months ended June 30, 2019 and 2018, respectively. The increase in the depletion rate per Boe from 2018 levels is primarily attributable to increases in our depletable base as a result of our transfers of unevaluated property to the full cost pool.

        Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling", based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment charge of $939.6 million for the six months ended June 30, 2019. The ceiling test impairment at June 30, 2019 was primarily driven by our continued focus on our most economic area, Monument Draw. Accordingly, we transferred approximately $481.7 million of unevaluated property costs to the full cost pool as of June 30, 2019, the majority of which is associated with our Hackberry Draw area. At March 31, 2019, we recorded a full cost ceiling impairment of $275.2 million. The ceiling test impairment at March 31, 2019 was driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation and our intent to expend capital only on our most economic areas. As such, we identified certain leases in the Hackberry Draw area with near-term expirations and transferred approximately $51.0 million of associated unevaluated property costs to the full cost pool during the three months ended March 31, 2019. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the Willison Divestiture was accounted for an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves at the time of the transaction. Accordingly, we recognized a gain on the sale of the oil and natural gas properties associated with the Williston Divestiture of $5.9 million during the six months ended June 30, 2018, as a result of customary post-closing adjustments. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.

        On December 20, 2018, we sold our water infrastructure assets located in the Delaware Basin for a total adjusted purchase price of $211.0 million. During the year ended December 31, 2018, we recognized an initial $119.0 million gain on the sale. This gain on the sale was reduced during the six months ended June 30, 2019 by approximately $3.8 million as a result of customary post-closing adjustments.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At June 30, 2019, we had a $15.5 million derivative asset, $10.6 million of which was classified as current and we had a $16.1 million derivative liability, $11.8 million of which was classified as current associated with these contracts. We recorded a net derivative loss of $47.8 million ($57.4 million net unrealized loss and $9.6 million net realized gain on settled and early terminated contracts) for the six months ended June 30, 2019 compared to a net derivative loss of $6.2 million ($26.8 million net unrealized gain and $20.6 million net realized gain on settled and early terminated contracts), in the same period in 2018.

        Interest expense and other was $27.1 million and $17.6 million for the six months ended June 30, 2019 and 2018, respectively. Interest expense increased during the six months ended June 30, 2019 as compared to the prior year period due to the issuance of additional 6.75% senior notes in February 2018 as well as fees paid in 2019 associated with consents and amendments to our Senior Credit Agreement.

        We recorded an income tax benefit of $95.8 million using the discrete effective rate method for the six months ended June 30, 2019, resulting from the reduction to the deferred tax liability generated by the impact of the ceiling test impairment on oil and natural gas properties and the deferred tax asset created by the tax loss from operations. The 8.9% effective tax rate for the six months ended June 30, 2019 differs from the 21% statutory rate because of non-deductible executive compensation, non-deductible realized built in losses, and valuation allowances on deferred tax assets.

Recently Issued Accounting Pronouncements

        We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments and Hedging Activity

        We are exposed to various risks, including energy commodity price risk, including price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil, natural gas and natural gas liquids prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable; therefore, we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil, natural gas and natural gas liquids prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include costless collars, fixed-price swaps and basis swaps. The total volumes that we hedge through the use of derivative instruments varies from period to period, however, generally our objective is to hedge approximately 70% to 80% of our anticipated production for the next 18 to 24 months, when derivative contracts are available at terms (or prices) acceptable to us. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

        We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of June 30, 2019, we did not post collateral under any of our derivative contracts as they are secured under our Senior Credit Agreement or are uncollateralized trades. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Please refer to Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 8, "Derivative and Hedging Activities," for additional information.

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

        At June 30, 2019, the principal amount of our debt was $813.0 million, of which approximately 77% bears interest at a weighted average fixed interest rate of 6.75% per year. The remaining 23% of our total debt at June 30, 2019 bears interest at floating and variable interest rates that, at our option, are tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At June 30, 2019, the weighted average interest rate on our variable rate debt was 8.0% per year. If the balance of our variable interest rate at June 30, 2019 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $1.5 million per year.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2019. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 10, "Commitments and Contingencies," which is incorporated herein by reference.

Item 1A.    Risk Factors

        There have been no changes to the risk factors described in our 2018 Annual Report on Form 10-K, for the fiscal year ended December 31, 2018, except as described below.

The Restructuring Support Agreement is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

        The Restructuring Support Agreement sets forth certain conditions we must satisfy, including the timely satisfaction of milestones in the chapter 11 proceedings, such as confirmation of the plan of reorganization (the Plan) and effectiveness of the Plan, and obtaining a new or amended exit revolving credit facility, the form and substance of which is reasonably satisfactory to the Requisite Creditors (as defined therein). Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. The Restructuring Support Agreement gives the Requisite Creditors the ability to terminate the Restructuring Support Agreement under certain circumstances, including the failure of certain conditions to be satisfied. Should a termination event occur, all obligations of the parties to the Restructuring Support Agreement will terminate. A termination of the Restructuring Support Agreement may result in the loss of support for the Plan, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan and our chapter 11 proceedings could become protracted, which could significantly and detrimentally impact our relationships with vendors, suppliers, employees, and customers.

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

        The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in the Plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. We might receive official objections to confirmation of the Plan from the various stakeholders in the chapter 11 proceedings. We cannot predict the impact that any objection might have on the Plan or on a Bankruptcy Court's decision to confirm the Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

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

We depend on the continued presence of key personnel for critical management decisions.

        Retaining and understanding historical knowledge from our key personnel is critical to allowing the new management team to more effectively progress our business plan. As part of the restructuring, there were a number of positions that were consolidated and/or replaced. While it is important to have the new team focused on the future, retaining and understanding the decisions that were made in the past allows for a more seamless transition into the future. Anytime personnel are replaced, there is a risk that there may be a loss of service, albeit temporary, that could result in an adverse effect on the business.

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

  •
  blowouts, fires, adverse weather events, pollution and equipment failures that may result in damage to or destruction of wells, producing formations, production facilities and equipment;

  •
  accidental leaks of natural gas, including gas with high levels of hydrogen sulfide (H2S), and other hydrocarbons or toxic or hazardous materials in the environment as a result of human error or the malfunction of equipment or facilities, which can result in personal injury and loss of life, pollution, damage to equipment and suspension of operations;

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

        Some of these risks may be exacerbated by other risks that we face. For instance, certain of our wells produce high levels of H2S, a highly toxic, naturally-occurring gas frequently associated with oil and natural gas production. Safely handling H2S gas requires highly skilled operations and field personnel as well as specialized infrastructure, treating facilities, disposal facilities, and/or third party sour gas takeaway. If we are unable to attract and retain qualified and highly skilled personnel, whether as a result of uncertainty associated with our restructuring in bankruptcy or otherwise, our ability to effectively manage this and other risks may be adversely impacted. Additionally, if we are unable to obtain specialized infrastructure and/or successfully operate treating facilities or obtain regulatory approvals for new disposal facilities or secure adequate sour gas takeaway capacity from third parties, our ability to effectively manage the H2S levels we see in our gas production may be adversely impacted. As a result, our production, revenues, operating costs and liabilities and expenses may be materially and adversely affected and may differ materially from those anticipated by us.

Trading in our securities is highly speculative and poses substantial risks. Under the Plan, the holders of our existing common stock will receive their pro rata share of 9% of our common stock following effectiveness of the Plan, subject to certain exceptions, which interest would be further diluted by the Warrants, management incentive plan and equity offerings contemplated in the Plan.

        The Plan, as contemplated in the Restructuring Support Agreement, provides that our outstanding unsecured notes will be converted into common stock of the reorganized Company and that the holders of our existing common stock will receive their pro rata share of 9% of the common stock of the reorganized Company upon the our emergence from chapter 11 subject to the Existing Equity Cash Out. If the Plan as contemplated in the Restructuring Support Agreement is confirmed, another 7.5% - 10% of the common stock in the reorganized Company will be reserved for issuance as awards under a post-restructuring management incentive plan, another 10% per series of Warrants, cumulateively representing 30%, of the common stock in the reorganized Company will be reserved for the issuance of Warrants and for the Backstop Commitment Premium. Issuances of common stock (or securities convertible into or exercisable for common stock) in connection with the foregoing will dilute the voting power of the outstanding common stock and may adversely affect the trading price of such common stock.

Upon our emergence from bankruptcy, the composition of our Board of Directors may change significantly.

        Under the Plan, the composition of our Board of Directors may change significantly. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine our future. As a result, our future strategy and plans may differ materially from those of the past.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

        The holders of Senior Note Claims are expected to acquire a significant ownership interest in the New Common Shares pursuant to the Prepackaged Plan, the Rights Offerings and the Backstop Commitment Agreement. If such holders were to act as a group, such holders would be in a position to control the outcome of all actions requiring stockholder approval, including the election of directors, without the approval of other stockholders. This concentration of ownership could also facilitate or hinder a negotiated change of control of the Reorganized Debtors and, consequently, have an impact upon the value of the New Common Shares and the Warrants.

Notice of NYSE delisting our common stock, which could materially impair the liquidity and value of our common stock.

        On July 22, 2019, we were notified by the New York Stock Exchange (NYSE) that due to "abnormally low" trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, the NYSE has determined to commence delisting proceedings to delist our common stock and warrants exercisable for common stock. Trading in our securities was suspended on July 22, 2019. The NYSE will apply to the Securities and Exchange Commission to delist the common stock upon completion of all applicable procedures.

        As of July 23, 2019, our common stock and warrants commenced trading on the OTC Pink marketplace under the symbols "HKRS" and "HKRSW", respectively. The OTC Pink is a significantly more limited market than the NYSE, and quotation on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade the common stock and warrants and could further depress the trading price of the common stock. We can provide no assurance that our common stock or warrants will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock and warrants on this market, whether the trading volume of our common stock and warrants will be sufficient to provide for an efficient trading market or whether quotes for our common stock and warrants may be blocked by OTC Markets Group in the future.

Transfers of our equity, or issuances of equity before or in connection with our chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards and other tax attributes during the current year and in future years.

        Under federal income tax law, a corporation is generally permitted to offset net taxable income in a given year with net operating losses carried forward from prior years. We had net operating loss carryforwards (NOLs) of approximately $2.6 billion as of December 31, 2018; as previously reported, and subject to the following, we believe that only $975 million of the net operating loss carryforwards may be available for use, considering section 382 limitations currently asserted to be in effect, subject to our continued analysis.

        Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income and to reduce our federal income tax liability is subject to certain requirements and restrictions. If we experienced an "ownership change" or if we do experience an "ownership change"

during or in connection with the restructuring process, as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards and other tax attributes may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an "ownership change" if one or more stockholders owning 5% or more of a corporation's common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over a prescribed testing period. Under section 382 and section 383 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an "ownership change", the amount of its net operating losses and other tax attributes that may be utilized to offset future taxable income generally is subject to an annual limitation. Based on information collected to date, we believe we may have experienced an "ownership change" as of December 31, 2018, which would result in significant impairment in our ability to utilize our NOLs and tax attributes. We are, however, continuing to assess relevant information to determine whether we did, in fact, experience such an ownership change.

        Whether or not the net operating loss carryforwards and other tax attributes are subject to limitation under section 382, our net operating losses and other tax attributes are expected to be further reduced by the amount of discharge of indebtedness arising in our chapter 11 case under section 108 of the Internal Revenue Code.

        We have requested the Bankruptcy Court approve potential restrictions on certain transfers of our stock to limit the risk of an "ownership change" prior to our emergence from restructuring in our chapter 11 proceedings. We anticipate that the implementation of our plan of reorganization will result in an "ownership change." If so, our NOLs and other tax attributes may become further impaired, depending on our determination as to whether an ownership change has already occurred and depending on the impact of special tax law rules under section 382(l)(5) and section 382(l)(6), applicable to an "ownership change" that occurs as part of a chapter 11 plan. Given those special rules, in connection with our chapter 11 filing, we put holders of claims against us on notice that we plan to analyze whether we can qualify for the special rule of section 382(l)(5) and whether qualification under that rule would yield significant additional value, and if so that we would request the bankruptcy court to order, if and to the extent necessary, the divestiture of claims acquired after the chapter 11 petition was filed.

Item 2.    Unregistered Sales of Equity Securities and the Use of Proceeds

        The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2019	7,479	$1.41	—	—
May 2019	34,569	0.29	—	—
June 2019	148	0.21	—	—

(1)
All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

Item 3.    Defaults Upon Senior Securities

        See Part I, Item 1, Note 1 to the Company's unaudited condensed consolidated financial statements entitled "Financial Statement Presentation" under the heading "Ability to Continue as a Going Concern," which is incorporated in this item by reference.

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

2.1		Joint Prepackaged Chapter 11 Plan (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed August 7, 2019).

2.2		Disclosure Statement for Joint Prepackaged Chapter 11 Plan (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed August 7, 2019).

3.1		Amended and Restated Certificate of Incorporation of Halcón Resources Corporation dated September 9, 2016 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed September 9, 2016).

3.2		Fifth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed May 7, 2015).

3.2.1		Amendment No. 1 to the Fifth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed September 9, 2016).

10.1		Eighth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 9, 2019, by and among Halcón Resources Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. (Incorporated by reference to Exhibit 10.1.7 of our Quarterly Report on Form 10-Q filed May 9, 2019).

10.2	*	Offer letter with Richard H. Little dated June 10, 2019.

10.3		Restructuring Support Agreement with certain noteholders dated August 2, 2019 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 5, 2019).

10.4		Backstop Commitment Agreement with certain noteholders dated August 2, 2019 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 5, 2019).

10.5		Exit Commitment Letter with BMO Harris Bank, N.A., and BMO Capital Markets Corp. dated August 2, 2019 (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed August 5, 2019).

10.6		Waiver to Amended and Restated Senior Secured Credit Agreement dated as of July 31, 2019 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 1, 2019).

31.1	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer

31.2	*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer

32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached hereto.

†
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HALCÓN RESOURCES CORPORATION
August 8, 2019	By:	/s/ RICHARD H. LITTLE
		Name:	Richard H. Little
		Title:	Chief Executive Officer
August 8, 2019	By:	/s/ QUENTIN R. HICKS
		Name:	Quentin R. Hicks
		Title:	Executive Vice President, Chief Financial Officer and Treasurer