Form 10-Q
period 2019-09-30
HALCON RESOURCES CORP
filed 2019-11-12
CIK 1282648

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

1000 Louisiana Street, Suite 6600, Houston, TX 77002
(Address of principal executive offices)

(832) 538-0300
(Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

         At November 7, 2019, 16,203,940 shares of the Registrant's Common Stock were outstanding.

		Page
PART I—FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited) (Debtor-in-Possession)	4
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 2019 and 2018	4
	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2019 and December 31, 2018	5
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the Three and Nine Months Ended September 30, 2019 and the Year Ended December 31, 2018	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2019 and 2018	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	42
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	60
ITEM 4.	Controls and Procedures	61
PART II—OTHER INFORMATION
ITEM 1.	Legal Proceedings	62
ITEM 1A.	Risk Factors	62
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
ITEM 3.	Defaults Upon Senior Securities	66
ITEM 4.	Mine Safety Disclosures	66
ITEM 5.	Other Information	66
ITEM 6.	Exhibits	66
Signatures		68

Special note regarding forward-looking statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, are forward-looking statements, and include statements concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. Forward-looking statements may sometimes be identified by their use of terms and phrases such as "may," "expect," "estimate," "project," "plan," "objective," "believe," "predict," "intend," "achievable," "anticipate," "will," "continue," "potential," "should," "could" and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the "Risk Factors" section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in the forward-looking statements, including, but not limited to, the following factors:

  •
  our ability to realize the projections in the disclosure statement that we filed with the bankruptcy court;

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

  •
  drilling and operating risks, including accidents, equipment failures, fires, and leaks of toxic or hazardous materials which can result in injury, loss of life, pollution, property damage and suspension of operations;

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

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$46,275	$53,918	$145,024	$145,743
Natural gas	301	1,407	107	5,286
Natural gas liquids	3,987	5,920	13,229	14,623

Total oil, natural gas and natural gas liquids sales	50,563	61,245	158,360	165,652
Other	246	350	743	613

Total operating revenues	50,809	61,595	159,103	166,265

Operating expenses:
Production:
Lease operating	11,958	5,275	39,617	15,504
Workover and other	1,566	1,478	5,580	4,795
Taxes other than income	3,012	3,557	9,213	9,812
Gathering and other	10,147	18,404	36,057	30,782
Restructuring	3,223	—	15,148	128
General and administrative	19,423	19,731	36,550	49,196
Depletion, depreciation and accretion	20,512	20,310	90,912	52,397
Full cost ceiling impairment	45,568	—	985,190	—
(Gain) loss on sale of oil and natural gas properties	—	1,331	—	7,235
(Gain) loss on sale of Water Assets	(164)	—	3,618	—

Total operating expenses	115,245	70,086	1,221,885	169,849

Income (loss) from operations	(64,436)	(8,491)	(1,062,782)	(3,584)
Other income (expenses):
Net gain (loss) on derivative contracts	13,457	(60,406)	(34,332)	(66,603)
Interest expense and other	(10,547)	(12,940)	(37,606)	(30,522)
Reorganization items	(1,758)	—	(1,758)	—

Total other income (expenses)	1,152	(73,346)	(73,696)	(97,125)

Income (loss) before income taxes	(63,284)	(81,837)	(1,136,478)	(100,709)
Income tax benefit (provision)	—	—	95,791	—

Net income (loss)	$(63,284)	$(81,837)	$(1,040,687)	$(100,709)

Net income (loss) per share of common stock:
Basic	$(0.40)	$(0.52)	$(6.55)	$(0.64)

Diluted	$(0.40)	$(0.52)	$(6.55)	$(0.64)

Weighted average common shares outstanding:
Basic	159,143	158,011	158,916	156,628

Diluted	159,143	158,011	158,916	156,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$17,009	$46,866
Accounts receivable	37,826	35,718
Receivables from derivative contracts	15,310	57,280
Prepaids and other	14,642	4,788

Total current assets	84,787	144,652

Oil and natural gas properties (full cost method):
Evaluated	2,155,288	1,470,509
Unevaluated	438,365	971,918

Gross oil and natural gas properties	2,593,653	2,442,427
Less—accumulated depletion	(1,709,719)	(639,951)

Net oil and natural gas properties	883,934	1,802,476

Other operating property and equipment:
Other operating property and equipment	203,373	130,251
Less—accumulated depreciation	(14,416)	(8,388)

Net other operating property and equipment	188,957	121,863

Other noncurrent assets:
Receivables from derivative contracts	4,120	12,437
Operating lease right of use assets	3,694	—
Funds in escrow and other	1,138	2,181

Total assets	$1,166,630	$2,083,609

Current liabilities:
Accounts payable and accrued liabilities	$112,578	$157,848
Liabilities from derivative contracts	6,829	3,768
Current portion of long-term debt	258,234	—
Operating lease liabilities	1,337	—
Asset retirement obligations	—	126

Total current liabilities	378,978	161,742

Long-term debt, net	—	613,105
Liabilities subject to compromise	625,005	—
Other noncurrent liabilities:
Liabilities from derivative contracts	1,625	9,139
Asset retirement obligations	10,153	6,788
Operating lease liabilities	2,438	—
Deferred income taxes	—	95,791
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock: 1,000,000,000 shares of $0.0001 par value authorized; 162,217,095 and 160,612,852 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	16	16
Additional paid-in capital	1,087,441	1,095,367
Retained earnings (accumulated deficit)	(939,026)	101,661

Total stockholders' equity	148,431	1,197,044

Total liabilities and stockholders' equity	$1,166,630	$2,083,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(In thousands)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Stockholders' Equity
	Shares	Amount
Balances at December 31, 2018	160,613	$16	$1,095,367	$101,661	$1,197,044
Net income (loss)	—	—	—	(336,559)	(336,559)
Long-term incentive plan grants	4,153	—	—	—	—
Long-term incentive plan forfeitures	(193)	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	(253)	—	(406)	—	(406)
Stock-based compensation	—	—	(6,416)	—	(6,416)

Balances at March 31, 2019	164,320	16	1,088,545	(234,898)	853,663
Net income (loss)	—	—	—	(640,844)	(640,844)
Long-term incentive plan grants	11	—	—	—	—
Long-term incentive plan forfeitures	(166)	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	(42)	—	(20)	—	(20)
Stock-based compensation	—	—	1,358	—	1,358

Balances at June 30, 2019	164,123	16	1,089,883	(875,742)	214,157
Net income (loss)	—	—	—	(63,284)	(63,284)
Long-term incentive plan forfeitures	(1,742)	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	(164)	—	(14)	—	(14)
Stock-based compensation	—	—	(2,428)	—	(2,428)

Balances at September 30, 2019	162,217	$16	$1,087,441	$(939,026)	$148,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

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

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,040,687)	$(100,709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and accretion	90,912	52,397
Full cost ceiling impairment	985,190	—
(Gain) loss on sale of oil and natural gas properties	—	7,235
(Gain) loss on sale of Water Assets	3,618	—
Deferred income tax provision (benefit)	(95,791)	—
Stock-based compensation, net	(8,035)	12,241
Unrealized loss (gain) on derivative contracts	45,834	77,524
Amortization and write-off of deferred loan costs	1,859	1,022
Amortization of discount and premium	134	235
Reorganization items	(283)	—
Other income (expense)	535	1,314
Change in assets and liabilities:
Accounts receivable	3,781	(7,498)
Prepaids and other	(9,854)	(341)
Accounts payable and accrued liabilities	(10,446)	(6,711)

Net cash provided by (used in) operating activities	(33,233)	36,709

Cash flows from investing activities:
Oil and natural gas capital expenditures	(167,235)	(369,304)
Proceeds received from sale of oil and natural gas properties	1,247	1,647
Acquisition of oil and natural gas properties	(2,809)	(333,470)
Other operating property and equipment capital expenditures	(85,613)	(79,389)
Proceeds received from sale of other operating property and equipment	—	2,236
Funds held in escrow and other	(7)	153

Net cash provided by (used in) investing activities	(254,417)	(778,127)

Cash flows from financing activities:
Proceeds from borrowings	315,234	293,000
Repayments of borrowings	(57,000)	(32,000)
Debt issuance costs	—	(4,013)
Common stock issued	—	63,480
Offering costs and other	(441)	(2,983)

Net cash provided by (used in) financing activities	257,793	317,484

Net increase (decrease) in cash and cash equivalents	(29,857)	(423,934)
Cash and cash equivalents at beginning of period	46,866	424,071

Cash and cash equivalents at end of period	$17,009	$137

Supplemental cash flow information:
Cash paid for reorganization items	$2,041	$—
Disclosure of non-cash investing and financing activities:
Asset retirement obligations	$2,932	$2,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

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

Emergence From Voluntary Reorganization Under Chapter 11

        On August 7, 2019 (the Petition Date), the Company and its subsidiaries (the Halcón Entities) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the Bankruptcy Court) to pursue a prepackaged plan of reorganization (the Plan). The Halcón Entities' chapter 11 proceedings were administered under the caption In re Halcón Resources Corporation, et al. (Case No. 19-34446). On September 24,

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

2019, the Bankruptcy Court entered an order confirming the Plan and on October 8, 2019, the Plan became effective (the Effective Date) and the Halcón Entities emerged from chapter 11 bankruptcy. Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession for the three months ended September 30, 2019. As such, the Company's chapter 11 proceedings and related matters have been summarized below. See Note 2, "Reorganization," for further details on the Company's chapter 11 bankruptcy and the Plan and Note 15, "Subsequent Events" for further details on emergence.

Accounting During Bankruptcy

        The Company has applied Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852, Reorganizations (ASC 852), in the preparation of these unaudited condensed consolidated financial statements. For periods subsequent to the chapter 11 filings, ASC 852 requires the financial statements to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that are realized or incurred during the chapter 11 proceedings, including adjustments to the carrying value of certain indebtedness are recorded as "Reorganization items" in the unaudited condensed consolidated statements of operations. In addition, prepetition obligations that may be impacted by the chapter 11 proceedings have been classified as "Liabilities subject to compromise" on the unaudited condensed consolidated balance sheet as of September 30, 2019.

Liabilities Subject to Compromise

        The accompanying unaudited condensed consolidated balance sheet as of September 30, 2019 includes amounts classified as liabilities subject to compromise, which represent liabilities that were allowed as claims by the Bankruptcy Court in the chapter 11 proceedings. These amounts represent the Company's obligations that were adjudicated in connection with the chapter 11 proceedings.

        The following table summarizes the components of liabilities subject to compromise included on the unaudited condensed consolidated balance sheet as of September 30, 2019 (in thousands):

September 30, 2019
6.75% senior notes due 2025	$625,005

Liabilities subject to compromise	$625,005

        As of September 30, 2019, the principal and accrued interest associated with the Senior Credit Agreement and the Junior Secured Debtor-In-Possession Credit Agreement (the DIP Credit Agreement) were not classified as liabilities subject to compromise as a result of the adequate protection approved by the Bankruptcy Court. See Note 7, "Debt," for more information.

Reorganization Items

        The Company has incurred significant expenses associated with the Chapter 11 proceedings subsequent to the Petition Date as a direct result of the Plan. These costs, which are expensed when

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

incurred, are recorded in "Reorganization items" in the Company's unaudited condensed consolidated statements of operations. The following table summarizes the net reorganization items (in thousands):

Three Months Ended September 30, 2019
Accrued interest	$20,274
Write-off debt discount/premium and debt issuance costs	(10,953)
Reorganization professional fees and other	(11,079)

Gain (loss) on reorganization items	$(1,758)

Interest Expense

        The Company has discontinued recording interest on debt instruments classified as liabilities subject to compromise as of the Petition Date. The contractual interest expense on liabilities subject to compromise not accrued or recorded in the unaudited condensed consolidated statement of operations was approximately $6.2 million, representing interest expense from the Petition Date through September 30, 2019.

Cash and Cash Equivalents

        The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company's accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. As of September 30, 2019 and December 31, 2018, allowances for doubtful accounts were approximately $0.1 million and $0.2 million, respectively.

Other Operating Property and Equipment

        Other operating property and equipment additions are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives: oil and gas gathering systems, thirty years; gas treating systems and buildings, twenty years; automobiles and computers, three years; computer software, fixtures, furniture and equipment, the lesser of lease term or five years; trailers, seven years; heavy equipment, eight to ten years and leasehold improvements, lease term. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life or productive capacity of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

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

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

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

Restructuring

        During the nine months ended September 30, 2019, senior executives of the Company resigned from their positions. These were considered terminations without cause under their respective employment agreements, which entitled them to certain benefits. Additionally during the period, the Company made the decision to consolidate into one corporate office located in Houston, Texas in an effort to improve efficiencies and go forward costs. The transition includes both severance and relocation costs as well as incremental costs associated with hiring new employees to replace key positions. Consequently, for the three and nine months ended September 30, 2019, the Company incurred $3.2 million and approximately $15.1 million, respectively, in costs which were recorded in "Restructuring" on the unaudited condensed consolidated statements of operations.

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

Income Taxes

        For the three and nine months ended September 30, 2019, the Company utilized the discrete effective tax rate method, as allowed by ASC 740, Income Taxes, to calculate its interim income tax provision. The discrete method is applied when it is not possible to reliably estimate the annual effective tax rate. The Company believes the use of the discrete method is more appropriate than the annual effective tax rate method at this time because of the uncertainties caused by the Company's filing of a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. The uncertainties include, but are not limited to, the 1) level of capital spending in future periods and its impact on production and future ceiling impairment analysis, 2) the expected allocation of income for the year between the pre- and post-emergence periods, and 3) the expected level of interest expense and restructuring expenses for the year.

Related Party Transactions

Crude Oil Gathering Agreement

        On July 27, 2018, a subsidiary of the Company entered into a crude oil gathering agreement with SCM Crude, LLC (SCM) pursuant to which the Company agreed to dedicate, for a term of 15 years, production of crude oil from its currently owned, or later acquired acreage in designated areas in Ward and Winkler Counties, Texas (excluding certain specific wells) for the receipt, gathering and transportation on a gathering system to be designed, engineered and constructed by SCM. In the fourth quarter of 2018, the Company began selling its crude oil to SCM while the gathering system was under construction. The gathering system was completed and placed into service in March 2019. For the three and nine months ended September 30, 2019, the Company recorded revenue of $24.7 million and $101.6 million, respectively, from SCM under the crude oil gathering agreement and had no receivables outstanding from SCM.

        Certain funds under the control of Ares Management LLC (Ares) are the majority owners and controlling parties of SCM. Ares also controls other funds which owned in excess of ten percent (10%) of the common stock of the Company prior to the Effective Date of the Plan. No Ares fund that is a stockholder of the Company has an interest in SCM but one of the Company's former directors, who is employed by Ares, also serves on the board of directors of SCM's parent company.

Gas Purchase and Processing Agreement

        On November 16, 2017, a subsidiary of the Company entered into a gas purchase and processing agreement with Salt Creek Midstream, LLC (Salt Creek) pursuant to which the Company agreed to dedicate, for a term of 15 years, all production from its acreage in Ward County, Texas (that is not otherwise previously dedicated) and certain sections in Winkler County, Texas to a natural gas gathering pipeline and processing facilities to be constructed by Salt Creek. The facilities were completed and placed into service in May 2018. For the three and nine months ended September 30, 2019, the Company recorded revenue of $2.9 million and $6.0 million, respectively, from Salt Creek under the gas purchase and processing agreement. As of September 30, 2019, the Company recorded a $1.5 million receivable from Salt Creek for its natural gas sales.

        Certain funds under the control of Ares are the majority owners and controlling parties of Salt Creek. Ares also controls other funds which owned in excess of ten percent (10%) of the stock of the

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. FINANCIAL STATEMENT PRESENTATION (Continued)

Company prior to the Effective Date of the Plan. No Ares fund that is a stockholder of the Company has an interest in Salt Creek but one of the Company's former directors, who is employed by Ares, also serves on the board of directors of Salt Creek.

Pipeline Testing Services

        In February 2019, the Company entered into an agreement with Cima Inspection LLC (Cima), a company specializing in advanced, non-destructive methods of testing pipes and tubing, pursuant to which Cima will inspect various Company gathering and transportation assets. One of the Company's former directors (as of the Effective Date of the Plan) owns a minority interest in Cima and currently serves as its chief executive officer. For the three and nine months ended September 30, 2019, the Company incurred charges of approximately $0.3 million and $0.9 million, respectively, for services provided by Cima. As of September 30, 2019, the Company recorded a less than $0.1 million payable to Cima.

Charter of Aircraft

        In the ordinary course of business, Halcón occasionally chartered a private aircraft for business use. Floyd C. Wilson, Halcón's former Chairman, Chief Executive Officer and President, indirectly owns an aircraft which the Company chartered from time to time. During 2018, fees for the use of Mr. Wilson's aircraft by the Company were based upon comparable costs that the Company would have incurred in chartering the same type and size of aircraft from an independent third party utilizing data from several independent third party aircraft leasing companies. The terms for this use were evaluated and approved by the Audit Committee, and subsequently by the disinterested members of the Company's board upon the recommendation of the Audit Committee, in accordance with the Company's procedures for the review and approval of transactions with related parties. In the first quarter of 2019, the Company terminated all charter arrangements with Mr. Wilson relating to the use of his aircraft. During the nine months ended September 30, 2019, the Company paid approximately $0.2 million, related to use of the aircraft indirectly owned by Mr. Wilson during 2018.

Recently Issued Accounting Pronouncements

        In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02). For public business entities, ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective approach as of the adoption date. See "Leases" above and Note 3, "Leases," below for further details.

2. REORGANIZATION

        On August 2, 2019, the Halcón Entities entered into a Restructuring Support Agreement (the Restructuring Support Agreement) with certain holders of the Company's 6.75% senior unsecured notes due 2025 (the Unsecured Senior Noteholders). On August 7, 2019, the Halcón Entities filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas to effect an accelerated prepackaged bankruptcy

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. REORGANIZATION (Continued)

restructuring as contemplated in the Restructuring Support Agreement. The Halcón Entities continued to operate its businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the United States Bankruptcy Code and orders of the Bankruptcy Court. On September 24, 2019, the Bankruptcy Court entered an order confirming the Company's plan of reorganization and on October 8, 2019, the Halcón Entities emerged from chapter 11 bankruptcy. See Note 15, "Subsequent Events" for further details on emergence.

        Pursuant to the terms of the Plan contemplated by the Restructuring Support Agreement, the Unsecured Senior Noteholders and other claim and interest holders received the following treatment in full and final satisfaction of their claims and interests:

  •
  borrowings outstanding under the Senior Credit Agreement, plus unpaid interest and fees, were repaid in full, in cash, including by a refinancing (refer to Note 7, "Debt" for credit agreement definitions and further details regarding the credit agreement);

  •
  the Unsecured Senior Noteholders received their pro rata share of 91% of the common stock of reorganized Halcón (New Common Shares), subject to dilution, issued pursuant to the Plan and the right to participate in the Senior Noteholder Rights Offering (defined below);

  •
  the Company's general unsecured claims were unimpaired and paid in full in the ordinary course; and

  •
  all of the predecessor company's outstanding shares of common stock were cancelled and the existing common stockholders received their pro rata share of 9% of the New Common Shares issued pursuant to the Plan, subject to dilution, together with Warrants (defined below) to purchase common stock of reorganized Halcón and the right to participate in the Existing Equity Interests Rights Offering (defined below and, collectively, the Existing Equity Total Consideration); provided, however, that registered holders of existing common stock with 2,000 shares or fewer of common stock received cash in an amount equal to the inherent value of such holder's pro rata share of the Existing Equity Total Consideration (the Existing Equity Cash Out).

        Each of the foregoing percentages of equity in the reorganized Company were as of October 8, 2019 and are subject to dilution by New Common Shares issued in connection with (i) a management incentive plan, (ii) the Warrants (defined below), (iii) the Equity Rights Offerings (defined below), and (iv) the Backstop Commitment Premium (defined below).

        As a component of the Restructuring Support Agreement (i) each Unsecured Senior Noteholder was offered the right to purchase its pro rata share of New Common Shares for an aggregate purchase price of $150,150,000 (the Senior Noteholder Rights Offering) and (ii) each existing common stockholder was offered (subject to the Existing Equity Cash Out) the right to purchase its pro rata share of New Common Shares for an aggregate purchase price of up to $14,850,000 (the Existing Equity Interests Rights Offering, and together with the Senior Noteholder Rights Offering, the Equity Rights Offerings), in each case, at a price per share equal to a 26% discount to the value of the New Common Shares based on an assumed total enterprise value of $425 million. Certain of the Unsecured Senior Noteholders backstopped the Senior Noteholder Rights Offering and received as consideration (the Backstop Commitment Premium) New Common Shares equal to 6% of the aggregate amount of the Senior Noteholder Rights Offering, subject to dilution by New Common Shares issued in connection with a management incentive plan and the Warrants. If the backstop agreement had been

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. REORGANIZATION (Continued)

terminated, the Company would have been obligated to a cash payment equal to 6% of the aggregate amount of the Senior Noteholder Rights Offering. The proceeds of the Equity Rights Offerings were used by the Company to (i) provide additional liquidity for working capital and general corporate purposes, (ii) pay all reasonable and documented restructuring expenses, and (iii) fund Plan distributions.

        Under the Restructuring Support Agreement, each existing common stockholder (subject to the Existing Equity Cash Out) will be issued a series of warrants exercisable in cash for a three year period subsequent to the effective date of the Plan (Warrants). The Warrants were issued with strike prices based upon stipulated rate-of-return levels achieved by the Unsecured Senior Noteholders. The Warrants cumulatively represent 30% of the New Common Shares issued pursuant to the Plan.

3. LEASES

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

Leases

        The Company leases equipment and office space under operating leases. The operating leases have initial lease terms ranging from 1 to 5 years, some of which include options to extend or renew the

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LEASES (Continued)

leases for one year. Payments due under the lease contracts include fixed payments plus, in some instances, variable payments. The table below summarizes the Company's leases for the nine months ended September 30, 2019 (in thousands, except years and discount rate):

Nine Months Ended September 30, 2019
Lease cost
Operating lease costs	$1,932
Short-term lease costs	12,262
Variable lease costs	1,210

Total lease costs	$15,404

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,936
Right-of-use assets obtained in exchange for new operating lease liabilities	5,462
Weighted-average remaining lease term—operating leases	3.7 years
Weighted-average discount rate—operating leases	4.83%

        Future minimum lease payments associated with the Company's non-cancellable operating leases for office space and equipment as of September 30, 2019, are presented in the table below (in thousands):

September 30, 2019
Remaining period in 2019	$380
2020	1,360
2021	876
2022	574
2023	585
Thereafter	345

Total operating lease payments	4,120

Less: discount to present value	345

Total operating lease liabilities	3,775

Less: current operating lease liabilities	1,337

Noncurrent operating lease liabilities	$2,438

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. LEASES (Continued)

        Prior to the adoption of ASC 842, future obligations, including variable nonlease components, associated with the Company's non-cancellable operating leases for office space and equipment as of December 31, 2018, are presented in the table below (in thousands):

December 31, 2018
2019	$3,792
2020	2,350
2021	1,899
2022	968
2023	999
Thereafter	599

Total operating lease payments	$10,607

4. OPERATING REVENUES

Revenue Recognition

        Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of the commodity to the customer. Because the Company's performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $26.6 million and $26.4 million as of September 30, 2019 and December 31, 2018, respectively, as "Accounts receivable" on the unaudited condensed consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$46,275	$53,918	$145,024	$145,743
Natural gas	301	1,407	107	5,286
Natural gas liquids	3,987	5,920	13,229	14,623

Total oil, natural gas and natural gas liquids sales	50,563	61,245	158,360	165,652
Other	246	350	743	613

Total operating revenues	$50,809	$61,595	$159,103	$166,265

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. OPERATING REVENUES (Continued)

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

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITIONS AND DIVESTITURES

Acquisitions

West Quito Draw Properties

        On February 6, 2018, a wholly owned subsidiary of the Company entered into a Purchase and Sale Agreement (the Shell PSA) with SWEPI LP (Shell), an affiliate of Shell Oil Company, pursuant to which the Company purchased acreage and related assets in the Delaware Basin located in Ward County, Texas (the West Quito Draw Properties) for a total adjusted purchase price of $198.5 million. The effective date of the acquisition was February 1, 2018, and the Company closed the transaction on April 4, 2018. The Company funded the cash consideration for the acquisition of the West Quito Draw Properties with the net proceeds from the issuance of additional 6.75% senior notes due 2025 and common stock, which are discussed in Note 7, "Debt," and Note 12, "Stockholders' Equity," respectively.

Monument Draw Assets (Ward and Winkler Counties, Texas)

        On January 9, 2018, the Company purchased acreage in the Monument Draw area of the Delaware Basin, located in Ward and Winkler Counties, Texas (the Ward County Assets) that is prospective for the Wolfcamp and Bone Spring formations from a private company for $108.2 million in cash.

Divestitures

Water Infrastructure Assets

        On December 20, 2018, the Company sold its water infrastructure assets located in the Delaware Basin (the Water Assets) to WaterBridge Resources LLC (the Purchaser) for a total adjusted purchase price of $210.9 million in cash (the Water Infrastructure Divestiture). The effective date of the transaction was October 1, 2018. Additional incentive payments of up to $25.0 million per year for the years from 2019 to 2023 were available based on the Company's ability to meet certain annual incentive thresholds relating to the number of wells connected to the Water Assets per year. In August 2019, the Company and the Purchaser agreed to terminate the incentive payments provision.

        Upon closing, the Company dedicated all of the produced water from its oil and natural gas wells within its Monument Draw, Hackberry Draw and West Quito Draw operating areas to the Purchaser. There are no drilling or throughput commitments associated with the Water Infrastructure Divestiture. The Purchaser will receive a market price, subject to annual adjustments for inflation, in exchange for the transportation, disposal and treatment of such produced water, and the Purchaser will receive a market price for the supply of freshwater and recycled produced water to the Company.

        During the three months ended December 31, 2018, the Company recognized a gain of $119.0 million on the sale of the Water Assets on the unaudited condensed consolidated statements of operations in "(Gain) loss on sale of Water Assets." The gain on the sale was reduced during the nine months ended September 30, 2019 by approximately $3.6 million as a result of customary post-closing adjustments.

6. OIL AND NATURAL GAS PROPERTIES

        The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. OIL AND NATURAL GAS PROPERTIES (Continued)

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

        At September 30, 2019, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2019 of the West Texas Intermediate (WTI) crude oil spot price of $57.69 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended September 30, 2019 of the Henry Hub natural gas price of $2.87 per million British thermal units (MMBtu), adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company's net book value of oil and natural gas properties at September 30, 2019 exceeded the ceiling amount by $45.6 million which resulted in a ceiling test impairment charge of that amount for the quarter. The ceiling test impairment at September 30, 2019 was driven by decreases in the first-day-of-the-month 12-month average prices for crude oil used in the ceiling test calculation since June 30, 2019, when the first-day-of-month 12-month average price for crude oil was $61.45 per barrel. At June 30, 2019, the Company recorded a full cost ceiling impairment of $664.4 million. The ceiling test impairment at June 30, 2019 was primarily driven by the Company's continued focus on its most economic area, Monument Draw. Accordingly, the Company transferred approximately $481.7 million of unevaluated property costs to the full cost pool as of June 30, 2019, the majority of which were associated with the Company's Hackberry Draw area. At March 31, 2019, the Company recorded a full cost ceiling impairment of $275.2 million. The ceiling test impairment at March 31, 2019 was driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation and the Company's intent to expend capital only on its most economic areas. As such, the Company identified certain leases in the Hackberry Draw area with near-term expirations and transferred approximately $51.0 million of associated unevaluated property costs to the full cost pool during the three months ended March 31, 2019. The impairments were recorded in "Full cost ceiling test impairment" on the unaudited condensed consolidated statements of operations.

        At September 30, 2018, the ceiling test value of the Company's reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2018 of the WTI crude oil spot price of $63.43 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended September 30, 2018 of the Henry Hub natural gas price of $2.91 per MMBtu, adjusted by lease or field for energy content,

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. OIL AND NATURAL GAS PROPERTIES (Continued)

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

7. DEBT

        As of September 30, 2019 and December 31, 2018, the Company's debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Debtor-in-possession credit facility(1)	$35,000	$—
Senior revolving credit facility(1)	223,234	—
6.75% senior notes due 2025(2)	—	613,105

	$258,234	$613,105

(1)
Borrowings under the Company's credit facilities as of September 30, 2019 were classified as current liabilities. See Note 2, "Reorganization," for more details.

(2)
The Company's 6.75% senior notes due 2025 were classified as "Liabilities subject to compromise" and the remaining unamortized discount, premium and debt issuance costs were written off to "Reorganization items" as of the Petition Date. Amount includes a $7.2 million unamortized discount at December 31, 2018 associated with the 2025 Notes. Amount includes a $5.4 million unamortized premium at December 31, 2018 associated with the Additional 2025 Notes. Additionally, these amounts are net of $10.1 million unamortized debt issuance

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

  costs at December 31, 2018. Refer to Note 1, "Financial Statement Presentation" and "6.75% Senior Notes" below for further details.

Debtor-in-Possession Financing

        In connection with the chapter 11 proceedings and pursuant to an order of the Bankruptcy Court dated August 9, 2019 (the Interim Order), the Company entered into a Junior Secured Debtor-In-Possession Credit Agreement (the DIP Credit Agreement) with the Unsecured Senior Noteholders party thereto from time to time as lenders (the DIP Lenders) and Wilmington Trust, National Association, as administrative agent.

        Under the DIP Credit Agreement, the DIP Lenders made available a $35.0 million debtor-in-possession junior secured term credit facility (the DIP Facility), of which $25.0 million was extended as an initial loan and the remainder of which was drawn on September 5, 2019. The DIP Facility was refinanced with a $750.0 million exit senior secured reserve-based revolving credit facility (the Exit Facility) on October 8, 2019. At September 30, 2019, the Company had $35.0 million of indebtedness outstanding under the DIP Facility.

        The Company used the proceeds of the DIP Facility to, among other things, (i) provide working capital and other general corporate purposes, including to finance capital expenditures and make certain interest payments as and to the extent set forth in the Interim Order and/or the final order, as applicable, of the Bankruptcy Court and in accordance with the Company's budget delivered pursuant to the DIP Credit Agreement, (ii) pay fees and expenses related to the transactions contemplated by the DIP Credit Agreement in accordance with such budget and (iii) cash collateralize any letters of credit.

        The DIP Loans bore interest at a rate per annum equal to (i) adjusted LIBOR plus an applicable margin of 5.50% or (ii) an alternative base rate plus an applicable margin of 4.50%, in each case, as selected by the Company.

        The DIP Facility was secured by (i) a junior secured perfected security interest on all assets that secure the Senior Credit Agreement (defined below) and (ii) a senior secured perfected security interest on all unencumbered assets of the Company and any subsidiary guarantors. The security interests and liens were further subject to certain carve-outs and permitted liens, as set forth in the DIP Credit Agreement.

        The DIP Credit Agreement contained certain customary (i) representations and warranties; (ii) affirmative and negative covenants, including delivery of financial statements; conduct of business; reserve reports; title information; indebtedness; liens; dividends and distributions; investments; sale or discount of receivables; mergers; sale of properties; termination of swap agreements; transactions with affiliates; negative pledges; dividend restrictions; gas imbalances; take-or-pay or other prepayments and swap agreements; and (iii) events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; dismissal (or conversion to chapter 7) of the chapter 11 proceedings; and failure to satisfy certain bankruptcy milestones.

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

Senior Revolving Credit Facility

        On September 7, 2017, the Company entered into an Amended and Restated Senior Secured Revolving Credit Agreement (the Senior Credit Agreement) by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. Pursuant to the Senior Credit Agreement, the lenders party thereto agreed to provide the Company with a $1.0 billion senior secured reserve-based revolving credit facility with a borrowing base of $225.0 million as of September 30, 2019. The maturity date of the Senior Credit Agreement was September 7, 2022. The borrowing base was redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base took into account the estimated value of the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bore interest at specified margins over the base rate of 1.75% to 2.75% for ABR-based loans or at specified margins over LIBOR of 2.75% to 3.75% for Eurodollar-based loans. These margins fluctuated based on the Company's utilization of the facility. During the chapter 11 proceedings, amounts outstanding under the Senior Credit Agreement bore interest at a rate per annum equal to 2.0% plus the applicable interest rate in effect.

        Amounts outstanding under the Senior Credit Agreement were guaranteed by certain of the Company's direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.

        The Senior Credit Agreement contained certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy. The Senior Credit Agreement also contained certain financial covenants, including the maintenance of (i) a Consolidated Total Net Debt to EBITDA Ratio (each as defined in the Senior Credit Agreement) and (ii) a Current Ratio (as defined in the Senior Credit Agreement) not to be less than 1.00 to 1.00.

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

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

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

        At September 30, 2019, the Company had $223.2 million of indebtedness outstanding and approximately $1.8 million letters of credit outstanding. On October 8, 2019, borrowings outstanding under the Senior Credit Agreement were repaid and refinanced with proceeds from the Equity Rights Offerings and borrowings under the Exit Facility.

6.75% Senior Notes

        On February 16, 2017, the Company issued $850.0 million aggregate principal amount of new 6.75% senior unsecured notes due 2025 (the 2025 Notes) in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act), Rule 144A and Regulation S, and applicable state securities laws. The 2025 Notes were issued at par and bear interest at a rate of 6.75% per annum, payable semi-annually on February 15 and August 15 of each year. The maturity date of the 2025 Notes was February 15, 2025. Proceeds from the private placement were approximately $834.1 million after deducting initial purchasers' discounts and commissions and offering expenses. The Company used a portion of the net proceeds from the private placement to fund the repurchase and redemption of the then outstanding 8.625% senior secured second lien notes, and for general corporate purposes. The 2025 Notes were governed by an Indenture, dated as of February 16, 2017 (as supplemented, the February 2017 Indenture) by and among the Company, the Guarantors and U.S. Bank National Association, as Trustee, which contained affirmative and negative covenants that, among other things, limit the ability of the Company and the Guarantors to incur indebtedness; purchase or redeem stock or subordinated indebtedness; make investments; create liens; enter into transactions with affiliates; sell assets; refinance certain indebtedness; merge with or into other companies or transfer substantially all of their assets; and, in certain circumstances, to pay dividends or make other distributions on stock. The February 2017 Indenture also contained customary events of default. Upon the occurrence of certain events of default, the Trustee or the holders of the 2025 Notes may declare all outstanding 2025 Notes to be due and payable immediately. The 2025 Notes were jointly and severally, fully and unconditionally guaranteed on a senior unsecured

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

basis by the Company's existing wholly-owned subsidiaries. Halcón, the issuer of the 2025 Notes, has no material independent assets or operations apart from the assets and operations of its subsidiaries.

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

        On February 15, 2018, the Company issued an additional $200.0 million aggregate principal amount of its 2025 Notes at a price to the initial purchasers of 103.0% of par (the Additional 2025 Notes). The net proceeds from the sale of the Additional 2025 Notes were approximately $202.4 million after deducting initial purchasers' premiums, commissions and estimated offering expenses. The proceeds were used to fund the cash consideration for the acquisition of the West Quito Draw Properties, discussed further in Note 4, "Acquisitions and Divestitures," and for general corporate purposes, including to fund the Company's 2018 drilling program. These notes were issued under the February 2017 Indenture. The Additional 2025 Notes were treated as a single class with, and have the same terms as, the 2025 Notes.

        On the Petition Date, the 2025 Notes represented "Liabilities subject to compromise" and the corresponding discount of $6.6 million and premium of $4.9 million were written-off to "Reorganization items" on the unaudited condensed consolidated statements of operations. See Note 1, "Financial Statement Presentation" for more details on liabilities subject to compromise. On the Effective Date, the 2025 Notes were cancelled. See Note 2, "Reorganization" for further details.

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

Debt Issuance Costs

        The Company capitalizes certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt. For the nine months ended September 30, 2019, the Company wrote off to "Reorganization items" $9.3 million of debt issuance costs in conjunction with its liabilities subject to compromise and expensed to "Interest expense and other" $0.7 million of debt issuance costs in conjunction with refinancing the Senior Credit Agreement and a decrease in the borrowing base under the Senior Credit Agreement. At September 30, 2019 and December 31, 2018, the Company had zero and approximately $11.1 million, respectively, of unamortized debt issuance costs. The debt issuance costs for the Company's Senior Credit Agreement were presented in "Funds in escrow and other" within total assets on the unaudited condensed consolidated balance sheet, and the debt issuance costs for the Company's senior unsecured debt were presented in "Long-term debt, net" within total liabilities on the unaudited condensed consolidated balance sheet.

8. FAIR VALUE MEASUREMENTS

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

        As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company's financial assets and

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE MEASUREMENTS (Continued)

liabilities that were accounted for at fair value as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Receivables from derivative contracts	$—	$19,430	$—	$19,430

Liabilities
Liabilities from derivative contracts	$—	$8,454	$—	$8,454

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Receivables from derivative contracts	$—	$69,717	$—	$69,717

Liabilities
Liabilities from derivative contracts	$—	$12,907	$—	$12,907

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

        The Company's derivative contracts are with major financial and commodity hedging institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance. The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, accounts receivables and accounts payables approximate their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Credit Agreement and DIP Credit Agreement approximate carrying value because the interest rates approximate current market rates. The following table presents the estimated fair value of the Company's fixed interest rate debt

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FAIR VALUE MEASUREMENTS (Continued)

instrument as of September 30, 2019 and December 31, 2018 (excluding discounts, premiums and debt issuance costs) (in thousands):

	September 30, 2019		December 31, 2018
Debt	Principal Amount	Estimated Fair Value	Principal Amount	Estimated Fair Value
6.75% senior notes(1)	$625,005	$60,963	$625,005	$458,210

(1)
The Company's 6.75% senior notes due 2025 were cancelled on the Effective Date. See Note 2, "Reorganization," for further details.

        The fair value of the Company's fixed interest rate debt instrument was calculated using Level 1 criteria. The fair value of the Company's senior notes is based on quoted market prices from trades of such debt.

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

        It is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of September 30, 2019, the Company did not post collateral under any of its derivative contracts as they are secured under the Company's Senior Credit Agreement or are uncollateralized trades.

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

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

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

        All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (ASC 815) and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets (in thousands):

		Asset derivative contracts			Liability derivative contracts
Derivatives not designated as hedging contracts under ASC 815	Balance sheet location	September 30, 2019	December 31, 2018	Balance sheet location	September 30, 2019	December 31, 2018
Commodity contracts	Current assets—receivables from derivative contracts	$15,310	$57,280	Current liabilities—liabilities from derivative contracts	$(6,829)	$(3,768)
Commodity contracts	Other noncurrent assets—receivables from derivative contracts	4,120	12,437	Other noncurrent liabilities—liabilities from derivative contracts	(1,625)	(9,139)

Total derivatives not designated as hedging contracts under ASC 815		$19,430	$69,717		$(8,454)	$(12,907)

        The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited condensed consolidated statements of operations (in thousands):

		Amount of gain or (loss) recognized in income on derivative contracts for the		Amount of gain or (loss) recognized in income on derivative contracts for the
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging contracts under ASC 815	Location of gain or (loss) recognized in income on derivative contracts
		2019	2018	2019	2018
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	$11,571	$(50,763)	$(45,834)	$(77,524)
Realized gain (loss) on commodity contracts	Other income (expenses)—net gain (loss) on derivative contracts	1,886	(9,643)	11,502	10,921

Total net gain (loss) on derivative contracts		$13,457	$(60,406)	$(34,332)	$(66,603)

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        At September 30, 2019 and December 31, 2018, the Company had the following open crude oil, natural gas liquids and natural gas derivative contracts:

			September 30, 2019
				Floors		Ceilings		Basis Differential
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
October 2019 - December 2019	Basis Swap	Crude Oil	828,000	$—	$—	$—	$—	$(6.50) - $4.00	$0.31
October 2019 - December 2019	Collars	Crude Oil	736,000	50.00 - 55.85	52.61	55.00 - 60.85	57.89
October 2019 - December 2019	Basis Swap	Natural Gas	2,346,000					(1.05) - (1.40)	(1.18)
October 2019 - December 2019	Collars	Natural Gas	1,978,000	2.52 - 2.70	2.60	3.00 - 3.10	3.01
October 2019 - December 2019	Swap	Natural Gas Liquids	322,000	29.08 - 29.50	29.21
October 2019 - December 2019	WTI NYMEX ROLL	Crude Oil	460,000	0.35	0.35
January 2020 - December 2020	Swap	Crude Oil	366,000	60.00	60.00
January 2020 - December 2020	Basis Swap	Crude Oil	3,294,000					2.00 - 4.00	2.95
January 2020 - December 2020	Collars	Crude Oil	549,000	50.00	50.00	70.00	70.00
January 2020 - December 2020	Calls	Crude Oil	2,342,400			70.00	70.00
January 2020 - December 2020	Puts	Crude Oil	915,000	55.00	55.00

			December 31, 2018
				Floors		Ceilings		Basis Differential
Period	Instrument	Commodity	Volume in Mmbtu's/ Bbl's	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price	Price / Price Range	Weighted Average Price
January 2019 - March 2019	Calls	Crude Oil	1,350,000	$—	$—	$62.64	$62.64	$—	$—
January 2019 - March 2019	Calls	Crude Oil	(1,350,000)			58.64	58.64
January 2019 - March 2019	Collars	Crude Oil	90,000	46.75	46.75	51.75	51.75
January 2019 - June 2019	Collars	Crude Oil	181,000	51.00	51.00	56.00	56.00
January 2019 - September 2019	Basis Swap	Crude Oil	546,000					(6.20) - (7.60)	(6.90)
January 2019 - December 2019	Basis Swap	Crude Oil	2,448,000					(0.98) - (6.50)	(2.80)
January 2019 - December 2019	Basis Swap	Natural Gas	9,307,500					(1.05) - (1.40)	(1.18)
January 2019 - December 2019	Collars	Crude Oil	3,650,000	50.00 - 58.00	53.87	55.20 - 63.00	60.07
January 2019 - December 2019	Collars	Natural Gas	8,760,000	2.52 - 2.70	2.60	3.00 - 3.10	3.01
January 2019 - December 2019	Swap	Natural Gas Liquids	1,460,000	29.08 - 30.15	29.33
January 2019 - December 2019	WTI NYMEX ROLL	Crude Oil	1,825,000	0.35	0.35
April 2019 - June 2019	Collars	Crude Oil	91,000	50.00	50.00	55.00	55.00
April 2019 - December 2019	Collars	Crude Oil	275,000	55.00	55.00	62.85	62.85
July 2019 - December 2019	Basis Swap	Crude Oil	460,000					(2.40) - (6.50)	(5.68)
July 2019 - December 2019	Collars	Crude Oil	552,000	50.00 - 55.00	53.00	55.00 - 69.00	61.00
October 2019 - December 2019	Basis Swap	Crude Oil	460,000					3.45 - 4.00	3.72
October 2019 - December 2019	Collars	Crude Oil	92,000	51.00	51.00	56.00	56.00
October 2019 - December 2019	Swap	Natural Gas Liquids	92,000	32.50	32.50
January 2020 - December 2020	Basis Swap	Crude Oil	3,294,000					2.00 - 4.00	2.95
January 2020 - December 2020	Collars	Crude Oil	549,000	50.00	50.00	70.00	70.00
January 2020 - December 2020	Calls	Crude Oil	2,342,400			70.00	70.00
January 2020 - December 2020	Puts	Crude Oil	915,000	55.00	55.00

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE AND HEDGING ACTIVITIES (Continued)

        The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts at September 30, 2019 and December 31, 2018 (in thousands):

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Gross Amounts Presented in the Consolidated Balance Sheet	$19,430	$69,717	$(8,454)	$(12,907)
Amounts Not Offset in the Consolidated Balance Sheet	(8,454)	(10,263)	8,454	10,263

Net Amount	$10,976	$59,454	$—	$(2,644)

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

        The filing of the voluntary petitions for relief under chapter 11 of the Bankruptcy Code described in Note 2, "Reorganization," constituted an event of default under the Company's derivatives contracts that gave the counterparties the option to terminate such contracts. Certain parties elected to terminate their contracts in August 2019 and the Company received approximately $0.1 million to settle a portion of the outstanding positions while other positions were novated for fees totaling $0.5 million. The remaining derivative contracts, including the novated positions, were secured on a super-priority pari passu basis with the Company's Senior Credit Agreement during the bankruptcy process and remain in place following the Company's chapter 11 proceedings.

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

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ASSET RETIREMENT OBLIGATIONS (Continued)

        The Company recorded the following activity related to its ARO liability for the period indicated below (inclusive of the current portion) (in thousands):

Liability for asset retirement obligations as of December 31, 2018	$6,914
Liabilities settled and divested	(229)
Additions	354
Accretion expense	307
Revisions in estimated cash flows	2,807

Liability for asset retirement obligations as of September 30, 2019	$10,153

11. COMMITMENTS AND CONTINGENCIES

Commitments

        As of September 30, 2019, the Company has the following rig termination commitment related to a historical rig contract (in thousands):

Remaining period in 2019	$—
2020	3,000
2021	—
2022	—
2023	—
Thereafter	—

Total	$3,000

        As of September 30, 2019, the Company has the following purchase commitments related to equipment (in thousands):

Remaining period in 2019	$389
2020	—
2021	—
2022	—
2023	—
Thereafter	—

Total	$389

        The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of September 30, 2019, the Company had in place three long-term crude oil contracts and eleven long-term natural gas contracts in this area and the sales price under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from these areas for periods ranging from one to twenty years from the date of first production.

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

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

        On the Effective Date, all shares of the predecessor company were cancelled, see Note 15, "Subsequent Events" for further details related to the impact of emergence from chapter 11 bankruptcy on the Company's equity and common stock outstanding.

Warrants

        On September 9, 2016, the Company issued 4.7 million new warrants. The warrants could be exercised to purchase 4.7 million shares of the Company's common stock at an exercise price of $14.04 per share. The holders were entitled to exercise the warrants in whole or in part at any time prior to expiration on September 9, 2020. On the Effective Date, all warrants of the predecessor company were cancelled, see Note 15, "Subsequent Events" for further details related to the impact of emergence from chapter 11 bankruptcy on the Company's warrants.

Incentive Plans

        On September 9, 2016, the Company's Board adopted the 2016 Long-Term Incentive Plan (the Incentive Plan). An aggregate of 10.0 million shares of the Company's common stock were available for grant pursuant to awards under the Incentive Plan. On April 6, 2017, Amendment No. 1 to the Incentive Plan to increase, by 9.0 million shares, the maximum number of shares of common stock that may be issued thereunder, i.e., a maximum of 19.0 million shares, became effective, which was 20 calendar days following the date the Company mailed an information statement to all stockholders of

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

record notifying them of approval of the amendment by written consent of holders of a majority of the Company's outstanding stock. As of September 30, 2019 and December 31, 2018, a maximum of 8.0 million and 4.9 million shares, respectively, of the Company's common stock remained reserved for issuance under the Incentive Plan. Immediately prior to the Effective Date, all outstanding stock-based compensation awards granted thereunder were either vested or cancelled, see Note 15, "Subsequent Events" for further details related to the impact of emergence from chapter 11 bankruptcy.

        The Company accounts for stock-based payment accruals under authoritative guidance on stock compensation. The guidance requires all stock-based payments to employees and directors, including grants of stock options and restricted stock, to be recognized in the financial statements based on their fair values. The Company has elected to not apply a forfeiture estimate and will recognize a credit in compensation expense to the extent awards are forfeited. For the three and nine months ended September 30, 2019, the Company recognized a credit of $2.3 million and $8.0 million, respectively, related to stock-based compensation recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2019, senior executives departed the Company. In accordance with the terms of these senior executives' employment agreements, unvested stock options and unvested shares of restricted stock were modified to vest immediately upon termination or approval by the Bankruptcy Court. For the three and nine months ended September 30, 2019, the Company recognized incremental reductions to stock-based compensation expense of $1.1 million and $9.5 million, respectively, associated with these modifications.

        For the three and nine months ended September 30, 2018, the Company recognized an expense of $4.4 million and $12.2 million, respectively, related to stock-based compensation recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

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

        No stock options were granted during the nine months ended September 30, 2019. At September 30, 2019, the Company had $0.2 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 0.8 years.

        During the nine months ended September 30, 2018, the Company granted stock options under the Incentive Plan covering 1.2 million shares of common stock to employees of the Company. These stock options have an exercise price of $5.65. During the nine months ended September 30, 2018, the Company received $0.3 million from the exercise of stock options. At September 30, 2018, the Company had $7.1 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.1 years.

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCKHOLDERS' EQUITY (Continued)

Restricted Stock

        From time to time, the Company grants shares of restricted stock to employees and non-employee directors of the Company. Employee shares typically vest over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vest six months from the date of grant.

        During the nine months ended September 30, 2019, the Company granted 4.2 million shares of restricted stock under the Incentive Plan to employees and non-employee directors of the Company. These restricted shares were granted at prices ranging from $1.29 to $1.40 with a weighted average price of $1.29 per share. At September 30, 2019, the Company had $2.7 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.3 years.

        During the nine months ended September 30, 2018, the Company granted 2.3 million shares of restricted stock under the Incentive Plan to employees and non-employee directors of the Company. These restricted shares were granted at prices ranging from $3.75 to $5.65 with a weighted average price of $5.47. At September 30, 2018, the Company had $8.6 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.2 years.

13. EARNINGS PER COMMON SHARE

        The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic:
Net income (loss)	$(63,284)	$(81,837)	$(1,040,687)	$(100,709)

Weighted average basic number of common shares outstanding	159,143	158,011	158,916	156,628

Basic net income (loss) per share of common stock	$(0.40)	$(0.52)	$(6.55)	$(0.64)

Diluted:
Net income (loss)	$(63,284)	$(81,837)	$(1,040,687)	$(100,709)

Weighted average basic number of common shares outstanding	159,143	158,011	158,916	156,628
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted shares	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive

Weighted average diluted number of common shares outstanding	159,143	158,011	158,916	156,628

Diluted net income (loss) per share of common stock	$(0.40)	$(0.52)	$(6.55)	$(0.64)

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EARNINGS PER COMMON SHARE (Continued)

        Common stock equivalents, including stock options, restricted shares and warrants totaling 11.8 million and 14.1 million shares for the three and nine months ended September 30, 2019, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

        Common stock equivalents, including stock options, restricted shares and warrants totaling 14.9 million and 14.3 million shares for the three and nine months ended September 30, 2018, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

        On the Effective Date, all shares of the predecessor company were cancelled, see Note 15, "Subsequent Events" for further details related to the impact of emergence from chapter 11 bankruptcy on the Company's common stock outstanding.

14. ADDITIONAL FINANCIAL STATEMENT INFORMATION

        Certain balance sheet amounts are comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable:
Oil, natural gas and natural gas liquids revenues	$26,584	$26,432
Joint interest accounts	9,556	7,369
Other	1,686	1,917

	$37,826	$35,718

Prepaids and other:
Prepaids	$6,625	$3,503
Income tax receivable	1,250	1,250
Funds in escrow	6,732	—
Other	35	35

	$14,642	$4,788

Funds in escrow and other:
Funds in escrow	$578	$570
Other	560	1,611

	$1,138	$2,181

Accounts payable and accrued liabilities:
Trade payables	$51,594	$68,959
Accrued oil and natural gas capital costs	25,445	41,461
Revenues and royalties payable	18,970	20,526
Accrued interest expense	3,480	16,971
Accrued employee compensation	2,621	3,421
Accrued lease operating expenses	10,029	6,292
Other	439	218

	$112,578	$157,848

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUBSEQUENT EVENTS

Emergence From Voluntary Reorganization Under Chapter 11

        On August 7, 2019, the Halcón Entities filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas to pursue the Plan. On September 24, 2019, the Bankruptcy Court entered an order confirming the Plan and on October 8, 2019, the Plan became effective and the Halcón Entities emerged from chapter 11 bankruptcy.

        Upon emergence from chapter 11 bankruptcy, the Company qualified for and adopted fresh-start accounting in accordance with the provisions set forth in ASC 852 as (i) the reorganization value of the Company's assets immediately prior to the date of confirmation was less than the postpetition liabilities and allowed claims, and (ii) the holders of the existing voting shares of the predecessor entity received less than 50% of the voting shares of the emerging entity. Fresh-start accounting requires the Company to present its assets, liabilities, and equity as if it were a new entity upon emergence from bankruptcy. The new entity will be referred to as "successor" or "successor company." However, the Company will continue to present financial information for any periods before adoption of fresh-start accounting for the predecessor company. The predecessor and successor companies may lack comparability, as required in ASC 205, Presentation of Financial Statements (ASC 205). ASC 205 states financial statements are required to be presented comparably from year to year, with any exceptions to comparability clearly disclosed. Therefore, "black-line" financial statements are required to be presented to distinguish between the predecessor and successor companies.

        Adopting fresh-start accounting results in a new financial reporting entity with no beginning retained earnings or deficit as of the fresh-start reporting date. Upon the application of fresh-start accounting, the Company will allocate the reorganization value (the fair value of the successor company's total assets) to its individual assets based on their estimated fair values. The reorganization value is intended to represent the approximate amount a willing buyer would value the Company's assets immediately after the reorganization. Reorganization value is derived from an estimate of enterprise value, or the fair value of the Company's long-term debt and stockholders' equity less cash. The process of estimating the fair value of the Company's assets, liabilities and equity upon emergence is currently ongoing and, therefore, such amounts have not yet been finalized. In support of the Plan, the enterprise value of the successor company was estimated and approved by the Bankruptcy Court to be in the range of $425.0 million and $475.0 million.

Exit Financing

        On the Effective Date, the Company entered into a senior secured revolving credit agreement with Bank of Montreal, as administrative agent, and certain other financial institutions party thereto, as lenders, which refinanced the DIP Facility and Senior Credit Agreement. The Exit Facility provides for a $750.0 million senior secured reserve-based revolving credit facility. The Exit Facility has an initial borrowing base of $275.0 million and on the Effective Date, the Company made an initial draw of $130.0 million. A portion of the Exit Facility, in the amount of $50 million, is available for the issuance of letters of credit. The maturity date of the Exit Facility is October 8, 2024. The first redetermination will be in the spring of 2020 and redeterminations will occur semi-annually thereafter, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUBSEQUENT EVENTS (Continued)

factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Exit Facility bear interest at specified margins over the base rate of 1.00% to 2.00% for ABR-based loans or at specified margins over LIBOR of 2.00% to 3.00% for Eurodollar-based loans, which margins may be increased one-time by not more than 50 basis points per annum if necessary in order to successfully syndicate the Exit Facility, which is currently in process. These margins fluctuate based on the Company's utilization of the facility.

        The Company may elect, at its option, to prepay any borrowings outstanding under the Exit Credit Agreement without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the terms of the Exit Credit Agreement). The Company may be required to make mandatory prepayments of the Loans under the Exit Facility in connection with certain borrowing base deficiencies, including deficiencies which may arise in connection with a borrowing base redetermination, an asset disposition or swap terminations attributable in the aggregate to more than ten percent (10%) of the then-effective borrowing base. Amounts outstanding under the Exit Credit Agreement are guaranteed by the Company's direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Company and its subsidiaries.

        The Exit Credit Agreement contains certain events of default, including non-payment; breaches of representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Exit Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Exit Credit Agreement) not to exceed 4.00:1.00, determined as of each four fiscal quarter periods and commencing with the fiscal quarter ending March 31, 2020 and (ii) a Current Ratio (as defined in the Exit Credit Agreement) not to be less than 1.00:1.00, commencing with the fiscal quarter ending March 31, 2020.

Common Stock

        On the Effective Date, pursuant to the terms of the Plan, all shares of the predecessor company were cancelled and the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State and adopted amended and restated bylaws. Pursuant to the amended and restated certificate of incorporation, the number of authorized shares of common stock which the Company has the authority to issue was reduced from 1,001,000,000 to 101,000,000. Of the 101,000,000 authorized shares, 100,000,000 are common stock, par value $0.0001 per share and 1,000,000 are preferred stock, par value $0.0001 per share.

        On the Effective Date, pursuant to the terms of the Plan and the confirmation order, the Company issued:

  •
  421,827 shares of New Common Shares pursuant to the Existing Equity Interests Rights Offering; 8,059,111 shares of New Common Shares pursuant to the Senior Noteholder Rights Offering; and 3,558,334 shares of New Common Shares in connection with the Backstop Commitment, which includes 657,590 shares of New Common Shares issued as the Backstop Commitment Premium;

  •
  3,790,247 shares of New Common Shares to the Senior Noteholders pursuant to a mandatory exchange; and

HALCÓN RESOURCES CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUBSEQUENT EVENTS (Continued)

  •
  374,421 shares of New Common Shares, 1,798,322 Series A Warrants (defined below), 2,247,985 Series B Warrants (defined below) and 2,890,271 Series C Warrants (defined below), to the holders of pre-emergence stockholders pursuant to a mandatory exchange.

Warrant Agreement

        On the Effective Date, by operation of the Plan and the confirmation order, all warrants of the predecessor company were cancelled and the Company entered into a warrant agreement (the Warrant Agreement) with Broadridge Corporate Issuer Solutions, Inc., pursuant to which the Company issued three series of warrants (the Series A Warrants, the Series B Warrants and the Series C Warrants and together, the Warrants, and the holders thereof, the Warrant Holders), on a pro rata basis to pre-emergence holders of the Company's Existing Equity Interests pursuant to the Plan.

        Each Warrant represents the right to purchase one share of New Common Shares at the applicable exercise price, subject to adjustment as provided in the Warrant Agreement and as summarized below. On the Effective Date, the Company issued (i) Series A Warrants to purchase an aggregate of 1,798,322 shares of New Common Stock, with an initial exercise price of $40.17 per share, (ii) Series B Warrants to purchase an aggregate of 2,247,985 shares of New Common Stock, with an initial exercise price of $48.28 per share and (iii) Series C Warrants to purchase an aggregate of 2,890,271shares of New Common Stock, with an initial exercise price of $60.45 per share. Each series of Warrants issued under the Warrant Agreement has a three-year term, expiring on October 8, 2022. The strike price of each series of Warrants issued under the Warrant Agreement increases monthly, as provided in the Warrant Agreement.

        The Warrants do not grant the Warrant Holder any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the Company's business.

Registration Rights Agreement

        On the Effective Date, the Company and the other signatories thereto (the Demand Stockholders), entered into a registration rights agreement (the Registration Rights Agreement), pursuant to which, subject to certain conditions and limitations, the Company agreed to file with the SEC a registration statement concerning the resale of the registrable shares of New Common Shares of the Company held by Demand Stockholders (the Registrable Securities), as soon as reasonably practicable but in no event later than the later to occur of (i) ninety (90) days after the Effective Date and (ii) a date specified by a written notice to the Company by Demand Stockholders holding at least a majority of the Registerable Securities, and thereafter to use its commercially reasonable best efforts to cause to be declared effective by the SEC as soon as reasonably practicable. In addition, from time to time, the Demand Stockholders may request that additional Registrable Securities be registered for resale by the Company. Subject to certain limitations, the Demand Stockholders also have the right to request that the Company facilitate the resale of Registrable Securities pursuant to firm commitment underwritten public offerings.

        The Registration Rights Agreement contains other customary terms and conditions, including, without limitation, provisions with respect to suspensions of the Company's registration obligations pursuant to the Registration Rights Agreement and indemnification.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our results of operations for the three and nine months ended September 30, 2019 and 2018 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

        During the first nine months of 2019, production averaged 17,209 Boe/d compared to average daily production of 12,795 Boe/d during the first nine months of 2018. Our average daily oil and natural gas production increased in the first nine months of 2019 when compared to the same period in the prior year due to the acquisition of properties in West Quito Draw and our drilling activities in Monument Draw and West Quito Draw. For the nine months ended September 30, 2019, we drilled and cased 15 gross (13.8 net) wells, completed 15 gross (13.9 net) wells, and put online 14 gross (13.5 net) wells.

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

        Oil and natural gas prices are inherently volatile and sustained lower commodity prices could have a material impact upon our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the crude oil price for October 1, 2019 of $53.98 per barrel, and holding it constant for two months to create a trailing 12-month period of average prices, that is more reflective of recent price trends, our ceiling test limitation would have generated an additional impairment of $45.0 million holding all other inputs and factors constant. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Recent Developments

Reorganization

        On August 2, 2019, we entered into a Restructuring Support Agreement (the Restructuring Support Agreement) with certain holders of our 6.75% senior unsecured notes due 2025 (the Unsecured Senior Noteholders). On August 7, 2019, we filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the Bankruptcy Court) to effect a prepackaged plan of reorganization (the Plan) as contemplated in the Restructuring Support Agreement. On September 24, 2019, the Bankruptcy Court entered an order confirming the Company's Plan and on October 8, 2019, we emerged from chapter 11 bankruptcy.

        Pursuant to the terms of the Plan contemplated by the Restructuring Support Agreement, the Unsecured Senior Noteholders and other claim and interest holders received the following treatment in full and final satisfaction of their claims and interests:

  •
  borrowings outstanding under the Senior Credit Agreement, plus unpaid interest and fees, were repaid in full, in cash, including by a refinancing (see below for credit agreement definitions and further details regarding the credit agreement);

  •
  the Unsecured Senior Noteholders received their pro rata share of 91% of the common stock of reorganized Halcón (New Common Shares), subject to dilution, issued pursuant to the Plan and the right to participate in the Senior Noteholder Rights Offering (defined below);

  •
  our general unsecured claims were unimpaired and paid in full in the ordinary course; and

  •
  all of our predecessor company's outstanding shares of common stock were cancelled and the existing common stockholders received their pro rata share of 9% of the New Common Shares issued pursuant to the Plan, subject to dilution, together with Warrants (defined below) to purchase common stock of reorganized Halcón and the right to participate in the Existing Equity Interests Rights Offering (defined below and, collectively, the Existing Equity Total Consideration); provided, however, that registered holders of existing common stock with 2,000 shares or fewer of common stock received cash in an amount equal to the inherent value of such holder's pro rata share of the Existing Equity Total Consideration (the Existing Equity Cash Out).

        Each of the foregoing percentages of equity in the reorganized Company were as of October 8, 2019 and are subject to dilution by New Common Shares issued in connection with (i) a management incentive plan, (ii) the Warrants (defined below), (iii) the Equity Rights Offerings (defined below), and (iv) the Backstop Commitment Premium (defined below).

        As a component of the Restructuring Support Agreement (i) each Unsecured Senior Noteholder was offered the right to purchase its pro rata share of New Common Shares for an aggregate purchase price of $150,150,000 (the Senior Noteholder Rights Offering) and (ii) each existing common stockholder was offered (subject to the Existing Equity Cash Out) the right to purchase its pro rata share of New Common Shares for an aggregate purchase price of up to $14,850,000 (the Existing Equity Interests Rights Offering, and together with the Senior Noteholder Rights Offering, the Equity Rights Offerings), in each case, at a price per share equal to a 26% discount to the value of the New Common Shares based an assumed total enterprise value of $425.0 million. Certain of the Unsecured Senior Noteholders backstopped the Senior Noteholder Rights Offering and received as consideration (the Backstop Commitment Premium) New Common Shares equal to 6% of the aggregate amount of the Senior Noteholder Rights Offering subject to dilution by New Common Shares issued in connection with a management incentive plan and the Warrants. If the backstop agreement had been terminated, we would have been obligated to a cash payment equal to 6% of the aggregate amount of the Senior

Noteholder Rights Offering. We used the proceeds of the Equity Rights Offerings to (i) provide additional liquidity for working capital and general corporate purposes, (ii) pay all reasonable and documented restructuring expenses, and (iii) fund Plan distributions.

        Under the Restructuring Support Agreement, each existing common stockholder (subject to the Existing Equity Cash Out) will be issued a series of warrants exercisable in cash for a three year period subsequent to the effective date of the Plan (Warrants). The Warrants were issued with strike prices based upon stipulated rate-of-return levels achieved by the Unsecured Senior Noteholders. The Warrants represents cumulatively represent 30% of the New Common Shares issued pursuant to the Plan.

Common Stock

        On the Effective Date, pursuant to the terms of the Plan, all shares of our predecessor company were cancelled and we filed an amended and restated certificate of incorporation with the Delaware Secretary of State and adopted amended and restated bylaws. Pursuant to the amended and restated certificate of incorporation, the number of authorized shares of common stock which we have the authority to issue was reduced from 1,001,000,000 to 101,000,000. Of the 101,000,000 authorized shares, 100,000,000 are common stock, par value $0.0001 per share and 1,000,000 are preferred stock, par value $0.0001 per share.

        On the Effective Date, pursuant to the terms of the Plan and the confirmation order, we issued:

  •
  421,827 shares of New Common Shares pursuant to the Existing Equity Interests Rights Offering; 8,059,111 shares of New Common Shares pursuant to the Senior Noteholder Rights Offering; and 3,558,334 shares of New Common Shares in connection with the Backstop Commitment, which includes 657,590 shares of New Common Shares issued as the Backstop Commitment Premium;

  •
  3,790,247 shares of New Common Shares to the Senior Noteholders pursuant to a mandatory exchange; and

  •
  374,421 shares of New Common Shares, 1,798,322 Series A Warrants (defined below), 2,247,985 Series B Warrants (defined below) and 2,890,271 Series C Warrants (defined below), to the holders of pre-emergence stockholders pursuant to a mandatory exchange.

Listing of our Common Stock on a National Securities Exchange

        Our common stock was previously listed on the New York Stock Exchange (NYSE) under the symbol "HK." As a result of our failure to satisfy the continued listing requirements of the NYSE, on July 22, 2019, our common stock was delisted from the NYSE. We are not currently listed on a national securities exchange; however, we endeavor to be relisted and commence trading on a national securities exchange prior to December 31, 2019.

Warrant Agreement

        On the Effective Date, by operation of the Plan and the confirmation order, all warrants of our predecessor company were cancelled and we entered into a warrant agreement (the Warrant Agreement) with Broadridge Corporate Issuer Solutions, Inc., pursuant to which we issued three series of warrants (the Series A Warrants, the Series B Warrants and the Series C Warrants and together, the Warrants, and the holders thereof, the Warrant Holders), on a pro rata basis to pre-emergence holders of our Existing Equity Interests pursuant to the Plan.

        Each Warrant represents the right to purchase one share of New Common Shares at the applicable exercise price, subject to adjustment as provided in the Warrant Agreement and as summarized below.

On the Effective Date, we issued (i) Series A Warrants to purchase an aggregate of 1,798,322 shares of New Common Stock, with an initial exercise price of $40.17 per share, (ii) Series B Warrants to purchase an aggregate of 2,247,985 shares of New Common Stock, with an initial exercise price of $48.28 per share and (iii) Series C Warrants to purchase an aggregate of 2,890,271 shares of New Common Stock, with an initial exercise price of $60.45 per share. Each series of Warrants issued under the Warrant Agreement has a three-year term, expiring on October 8, 2022. The strike price of each series of Warrants issued under the Warrant Agreement increases monthly, as provided in the Warrant Agreement.

        The Warrants do not grant the Warrant Holder any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of our business.

Registration Rights Agreement

        On the Effective Date, we and the other signatories thereto (the Demand Stockholders), entered into a registration rights agreement (the Registration Rights Agreement), pursuant to which, subject to certain conditions and limitations, we agreed to file with the SEC a registration statement concerning the resale of the registrable shares of our New Common Shares held by Demand Stockholders (the Registrable Securities), as soon as reasonably practicable but in no event later than the later to occur of (i) ninety (90) days after the Effective Date and (ii) a date specified by a written notice to us by Demand Stockholders holding at least a majority of the Registerable Securities, and thereafter to use its commercially reasonable best efforts to cause to be declared effective by the SEC as soon as reasonably practicable. In addition, from time to time, the Demand Stockholders may request that additional Registrable Securities be registered for resale by us. Subject to certain limitations, the Demand Stockholders also have the right to request that we facilitate the resale of Registrable Securities pursuant to firm commitment underwritten public offerings.

        The Registration Rights Agreement contains other customary terms and conditions, including, without limitation, provisions with respect to suspensions of our registration obligations pursuant to the Registration Rights Agreement and indemnification.

Fresh-start Accounting

        Upon emergence from chapter 11 bankruptcy, we qualified for and adopted fresh-start accounting in accordance with the provisions set forth in ASC 852 as (i) the reorganization value of our assets immediately prior to the date of confirmation was less than the post-petition liabilities and allowed claims, and (ii) the holders of the existing voting shares of the predecessor entity received less than 50% of the voting shares of the emerging entity. Refer to "Reorganization" above for the terms of the Plan. Fresh-start accounting requires us to present our assets, liabilities, and equity as if we were a new entity upon emergence from bankruptcy. Our new entity will be referred to as "successor" or "successor company." However, we will continue to present financial information for any periods before adoption of fresh-start accounting for our predecessor company. Our predecessor and successor companies may lack comparability, as required in ASC 205, Presentation of Financial Statements (ASC 205). ASC 205 states financial statements are required to be presented comparably from year to year, with any exceptions to comparability clearly disclosed. Therefore, "black-line" financial statements are required to be presented to distinguish between the predecessor and successor companies.

        Adopting fresh-start accounting results in a new financial reporting entity with no beginning retained earnings or deficit as of the fresh-start reporting date. Upon the application of fresh-start accounting, we will allocate the reorganization value (the fair value of our successor company's total assets) to our individual assets based on their estimated fair values. The reorganization value is intended to represent the approximate amount a willing buyer would value our assets immediately after the reorganization. Reorganization value is derived from an estimate of enterprise value, or the fair value of our long-term debt and stockholders' equity less cash. The process of estimating the fair value of our assets, liabilities and equity upon emergence is currently ongoing and, therefore, such amounts have not yet been finalized. In support of the Plan, the enterprise value of our successor company was estimated and approved by the Bankruptcy Court to be in the range of $425.0 million and $475.0 million.

Exit Financing

        On the Effective Date, we entered into a senior secured revolving credit agreement with Bank of Montreal, as administrative agent, and certain other financial institutions party thereto, as lenders, which refinanced the DIP Facility and Senior Credit Agreement. The Exit Facility provides for a $750.0 million senior secured reserve-based revolving credit facility. The Exit Facility has an initial borrowing base of $275.0 million and on the Effective Date, we made an initial draw of $130.0 million. A portion of the Exit Facility, in the amount of $50 million, is available for the issuance of letters of credit. The maturity date of the Exit Facility is October 8, 2024. The first redetermination will be in the spring of 2020 and redeterminations will occur semi-annually thereafter, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Exit Facility bear interest at specified margins over the base rate of 1.00% to 2.00% for ABR-based loans or at specified margins over LIBOR of 2.00% to 3.00% for Eurodollar-based loans, which margins may be increased one-time by not more than 50 basis points per annum if necessary in order to successfully syndicate the Exit Facility, which is currently in process. These margins fluctuate based on the Company's utilization of the facility.

        We may elect, at our option, to prepay any borrowings outstanding under the Exit Credit Agreement without premium or penalty (except with respect to any break funding payments which may be payable pursuant to the terms of the Exit Credit Agreement). We may be required to make mandatory prepayments of the Loans under the Exit Facility in connection with certain borrowing base deficiencies, including deficiencies which may arise in connection with a borrowing base redetermination, an asset disposition or swap terminations attributable in the aggregate to more than ten percent (10%) of the then-effective borrowing base. Amounts outstanding under the Exit Credit Agreement are guaranteed by our direct and indirect subsidiaries and secured by a security interest in substantially all of our assets and the assets of our subsidiaries.

        The Exit Credit Agreement contains certain events of default, including non-payment; breaches of representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Exit Credit Agreement also contains certain financial covenants, including the maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Exit Credit Agreement) not to exceed 4.00:1.00, determined as of each four fiscal quarter periods and commencing with the fiscal quarter ending March 31, 2020 and (ii) a Current Ratio (as defined in the Exit Credit Agreement) not to be less than 1.00:1.00, commencing with the fiscal quarter ending March 31, 2020.

Debtor-in-Possession Financing

        In connection with the chapter 11 proceedings and pursuant to an order of the Bankruptcy Court dated August 9, 2019 (the Interim Order), we entered into a Junior Secured Debtor-In-Possession Credit Agreement (the DIP Credit Agreement) with the Unsecured Senior Noteholders party thereto from time to time as lenders (the DIP Lenders) and Wilmington Trust, National Association, as administrative agent.

        Under the DIP Credit Agreement, the DIP Lenders made available a $35.0 million debtor-in-possession junior secured term credit facility (the DIP Facility), of which $25.0 million was extended as an initial loan and the remainder of which was drawn on September 5, 2019. The DIP Facility was refinanced with a $750.0 million exit senior secured reserve-based revolving credit facility on October 8, 2019. At September 30, 2019, we had $35.0 million of indebtedness outstanding under the DIP Facility.

        We used the proceeds of the DIP Facility to, among other things, (i) provide working capital and other general corporate purposes, including to finance capital expenditures and make certain interest payments as and to the extent set forth in the Interim Order and/or the final order, as applicable, of the Bankruptcy Court and in accordance with our budget delivered pursuant to the DIP Credit Agreement, (ii) pay fees and expenses related to the transactions contemplated by the DIP Credit Agreement in accordance with such budget and (iii) cash collateralize any letters of credit.

        The DIP Loans bore interest at a rate per annum equal to (i) adjusted LIBOR plus an applicable margin of 5.50% or (ii) an alternative base rate plus an applicable margin of 4.50%, in each case, as selected by us.

        The DIP Facility was secured by (i) a junior secured perfected security interest on all assets that secure the Senior Credit Agreement and (ii) a senior secured perfected security interest on all our unencumbered assets and any subsidiary guarantors. The security interests and liens were further subject to certain carve-outs and permitted liens, as set forth in the DIP Credit Agreement.

        The DIP Credit Agreement contained certain customary (i) representations and warranties; (ii) affirmative and negative covenants, including delivery of financial statements; conduct of business; reserve reports; title information; indebtedness; liens; dividends and distributions; investments; sale or discount of receivables; mergers; sale of properties; termination of swap agreements; transactions with affiliates; negative pledges; dividend restrictions; gas imbalances; take-or-pay or other prepayments and swap agreements; and (iii) events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; dismissal (or conversion to chapter 7) of the chapter 11 proceedings; and failure to satisfy certain bankruptcy milestones.

Senior Revolving Credit Facility

        On October 8, 2019, borrowings outstanding under the Senior Credit Agreement were repaid and refinanced with proceeds from the Equity Rights Offerings and borrowings under the Exit Facility. During the chapter 11 proceedings, amounts outstanding under the Senior Credit Agreement bore interest at a rate per annum equal to 2.0% plus the applicable interest rate in effect.

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

Sale of Water Infrastructure Assets

        On December 20, 2018, we sold our water infrastructure assets located in the Delaware Basin (the Water Assets) to WaterBridge Resources LLC (the Purchaser) for an adjusted purchase price of $210.9 million in cash (the Water Infrastructure Divestiture) at closing. The effective date of the transaction was October 1, 2018. Additional incentive payments of up to $25.0 million per year for the years from 2019 to 2023 were available subject to our ability to meet certain annual incentive thresholds relating to the number of wells connected to the Water Assets per year. In August 2019, we and the Purchaser agreed to terminate the incentive payments.

        Upon closing, we dedicated all of the produced water from our oil and natural gas wells within our Monument Draw, Hackberry Draw and West Quito Draw operating areas to the Purchaser. There are no drilling or throughput commitments associated with the Water Infrastructure Divestiture. The Purchaser will receive a market price, subject to annual adjustments for inflation, in exchange for the transportation, disposal and treatment of such produced water, and the Purchaser will receive a market price for the supply of freshwater and recycled produced water provided to us.

Capital Resources and Liquidity

        Our near-term capital spending requirements are expected to be funded with cash and cash equivalents on hand, cash flows from operations, and borrowings under our Exit Facility. On the Effective Date, we entered into a senior secured revolving credit agreement with Bank of Montreal, as administrative agent, and certain other financial institutions party thereto, as lenders, which refinanced the DIP Facility and Senior Credit Agreement. The Exit Facility provides for a $750 million senior secured reserve-based revolving credit facility, with an initial borrowing base of $275 million. On the Effective Date, we made an initial draw on the Exit Facility of $130.0 million. The first redetermination will be in the spring of 2020 and redeterminations will occur semi-annually thereafter, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The effect of these and other factors may result in an increase or a decrease in the amount of our borrowing base. A significant reduction in our borrowing base as a result of a redetermination or otherwise may negatively impact our liquidity and our ability to fund our operations. The Exit Credit Agreement contains certain financial covenants, including the maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Exit Credit Agreement) not to exceed 4.00:1.00, determined as of each four fiscal quarter periods and commencing with the fiscal quarter ending March 31, 2020 and (ii) a Current Ratio (as defined in the Exit Credit Agreement) not to be less than 1.00:1.00, commencing with the fiscal quarter ending March 31, 2020.

        Our strategic decision to transform into a pure-play, single basin company focused on the Delaware Basin in West Texas resulted in us divesting our producing properties located in other areas and acquiring primarily undeveloped acreage in the Delaware Basin. Our drilling activities since acquiring the assets required significant capital expenditure outlays to replace lost production and related EBITDA. These and other factors adversely impacted our ability to comply with our debt covenants under the Senior Credit Agreement by reducing our production, reserves and EBITDA on a current and a pro forma historical basis, while making us more susceptible to fluctuations in performance and compliance more challenging. In addition, we encountered certain operational challenges that impacted our ability to comply, including recently, elevated levels of hydrogen sulfide in the natural gas produced from our Monument Draw wells, limited and expensive treatment and transportation options, as well as severance payments associated with personnel changes.

        We have in the past obtained amendments to the covenants under our credit agreements under circumstances where we anticipated that it might be challenging for us to comply with our financial covenants for a particular period of time. As part of our plan to manage liquidity risks, we scaled back our capital expenditures budget, focused our drilling program on our highest return projects, continued to explore opportunities to divest non-core properties, entered into a Restructuring Support Agreement to restructure our indebtedness and, on August 7, 2019, filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas to pursue a prepackaged plan of reorganization. On September 24, 2019, the Bankruptcy Court entered an order confirming the Company's plan of reorganization and on October 8, 2019, we emerged from chapter 11 bankruptcy.

        Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Cash is required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. We therefore continuously monitor our liquidity and evaluate our development plans in light of a variety of factors, including, but not limited to, our cash flows, capital resources, acquisition opportunities and drilling successes. We strive to maintain financial flexibility while pursuing our drilling plans and may access capital markets, pursue joint ventures, sell assets and engage in other transactions as necessary to, among other things, maintain borrowing capacity, facilitate drilling on our undeveloped acreage position and permit us to selectively expand our acreage. Our ability to complete such transactions and maintain or increase our borrowing base is subject to a number of variables, including our level of oil and natural gas production, proved reserves and commodity prices, the amount and cost of our other indebtedness, as well as various economic and market conditions that have historically affected the oil and natural gas industry. Even if we are otherwise successful in growing our proved reserves and production, if oil and natural gas prices decline for a sustained period of time, our ability to fund our capital expenditures, complete acquisitions, reduce debt, meet our financial obligations and become profitable may be materially impacted. While we use derivative instruments to provide partial protection against declines in oil and natural gas prices, the total volumes we hedge varies from period to period based on our view of current and future market conditions. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

Cash Flow

        During the nine months ended September 30, 2019, cash and cash equivalents on hand supplemented with borrowings under our Senior Credit Agreement and DIP Facility were used to fund our drilling and completion program. During the nine months ended September 30, 2018, cash generated by financing activities was used to fund the acquisitions of acreage in our Monument Draw and West Quito Draw areas, as well as our drilling and completion program. See "Results of Operations" for a review of the impact of prices and volumes on sales.

        Net increase (decrease) in cash and cash equivalents is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by (used in) operating activities	$(33,233)	$36,709
Cash flows provided by (used in) investing activities	(254,417)	(778,127)
Cash flows provided by (used in) financing activities	257,793	317,484

Net increase (decrease) in cash and cash equivalents	$(29,857)	$(423,934)

        Operating Activities.    Net cash flows used in operating activities for the nine months ended September 30, 2019 were $33.2 million. Net cash flows provided by operating activities were $36.7 million for the nine months ended September 30, 2018.

        Operating cash flows for the nine months ended September 30, 2019 decreased from the comparable prior year period due to increases in our operating expenses, primarily severances paid to executives, reorganization costs, and third party water hauling and disposal costs.

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

        Investing Activities.    Net cash flows used in investing activities were approximately $254.4 million and $778.1 million for the nine months ended September 30, 2019 and 2018, respectively.

        During the nine months ended September 30, 2019, we spent $167.2 million on oil and natural gas expenditures, of which $158.6 million related to drilling and completion costs. We also spent approximately $85.6 million on capital expenditures related to our other operating property and equipment, primarily to develop our natural gas treating equipment and our oil and natural gas gathering infrastructure.

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

        Financing Activities.    Net cash flows provided by financing activities were $257.8 million and $317.5 million for the nine months ended September 30, 2019 and 2018, respectively.

        During the nine months ended September 30, 2019, net borrowings of $35.0 million under our DIP Facility and $223.2 million under our Senior Credit Agreement were used to fund our drilling and completions program, as well as the development of our natural gas treating infrastructure and our oil and natural gas gathering infrastructure.

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

Income Taxes

        We utilized the discrete effective tax rate method as allowed by ASC 740, Income Taxes, to calculate our interim income tax provision for the three and nine months ended September 30, 2019. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation," for details.

Results of Operations

Three Months Ended September 30, 2019 and 2018

        We reported a net loss of $63.3 million and $81.8 million for the three months ended September 30, 2019 and 2018, respectively. The table included below sets forth financial information for the periods presented.

	Three Months Ended September 30,
In thousands (except per unit and per Boe amounts)	2019	2018	Change
Net income (loss)	$(63,284)	$(81,837)	$18,553
Operating revenues:
Oil	46,275	53,918	(7,643)
Natural gas	301	1,407	(1,106)
Natural gas liquids	3,987	5,920	(1,933)
Other	246	350	(104)
Operating expenses:
Production:
Lease operating	11,958	5,275	6,683
Workover and other	1,566	1,478	88
Taxes other than income	3,012	3,557	(545)
Gathering and other	10,147	18,404	(8,257)
Restructuring	3,223	—	3,223
General and administrative:
General and administrative	21,701	15,308	6,393
Stock-based compensation	(2,278)	4,423	(6,701)
Depletion, depreciation and accretion:
Depletion—Full cost	18,036	18,170	(134)
Depreciation—Other	2,371	2,046	325
Accretion expense	105	94	11
Full cost ceiling impairment	45,568	—	45,568
(Gain) loss on sale of oil and natural gas properties	—	1,331	(1,331)
(Gain) loss on sale of Water Assets	(164)	—	(164)
Other income (expenses):
Net gain (loss) on derivative contracts	13,457	(60,406)	73,863
Interest expense and other	(10,547)	(12,940)	2,393
Reorganization items	(1,758)	—	(1,758)
Production:
Oil—MBbls	863	980	(117)
Natural Gas—MMcf	1,924	1,040	884
Natural gas liquids—MBbls	333	190	143
Total MBoe(1)	1,517	1,344	173
Average daily production—Boe/d(1)	16,489	14,609	1,880
Average price per unit(2):
Oil price—Bbl	$53.62	$55.02	$(1.40)
Natural gas price—Mcf	0.16	1.35	(1.19)
Natural gas liquids price—Bbl	11.97	31.16	(19.19)
Total per Boe(1)	33.33	45.57	(12.24)
Average cost per Boe:
Production:
Lease operating	$7.88	$3.92	$3.96
Workover and other	1.03	1.10	(0.07)
Taxes other than income	1.99	2.65	(0.66)
Gathering and other	6.69	13.69	(7.00)
Restructuring	2.12	—	2.12
General and administrative:
General and administrative	14.31	11.39	2.92
Stock-based compensation	(1.50)	3.29	(4.79)
Depletion	11.89	13.52	(1.63)

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

        Oil, natural gas and natural gas liquids revenues were $50.6 million and $61.2 million for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, production averaged 16,489 Boe/d and 14,609 Boe/d, respectively. Our average daily oil and natural gas production increased in the three months ended September 30, 2019 when compared to the same period in the prior year due to the acquisition of properties in West Quito Draw and our drilling activities in Monument Draw and West Quito Draw. Average realized prices (excluding the effects of hedging arrangements) were $33.33 per Boe and $45.57 per Boe for the three months ended September 30, 2019 and 2018, respectively. The amount we realized for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

        Lease operating expenses were $12.0 million and $5.3 million for the three months ended September 30, 2019 and 2018, respectively. On a per unit basis, lease operating expenses were $7.88 per Boe and $3.92 per Boe for the three months ended September 30, 2019 and 2018, respectively. The increase in lease operating expenses from 2018 levels results from higher third party water hauling and disposal costs resulting from our Water Infrastructure Divestiture and an increase in our inventory of wells due to our drilling and acquisition activities.

        Workover and other expenses were $1.6 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively. On a per unit basis, workover and other expenses were $1.03 per Boe and $1.10 per Boe for the three months ended September 30, 2019 and 2018, respectively.

        Taxes other than income were $3.0 million and $3.6 million for the three months ended September 30, 2019 and 2018, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $1.99 per Boe and $2.65 per Boe for the three months ended September 30, 2019 and 2018, respectively.

        Gathering and other expenses were $10.1 million and $18.4 million for the three months ended September 30, 2019 and 2018, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production, operating expenses of our oil and gas gathering infrastructure, gas treating fees, rig stacking charges and other. Approximately $2.5 million and $1.4 million of expenses incurred for the three months ended September 30, 2019 and 2018, respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Approximately $7.3 million and $17.4 million of expenses for the three months ended September 30, 2019 and 2018, respectively, relate to operating expenses on our oil and gas gathering infrastructure and in the 2018 period, on our water recycling and disposal facilities. Included in the three months ended September 30, 2018 are $13.7 million of wellhead-level costs to remove hydrogen sulfide from natural gas produced from our Monument Draw properties. In April 2019, we installed a hydrogen sulfide (H2S) treating plant that more efficiently removes hydrogen sulfide from our produced natural gas and reduces our reliance on expensive wellhead-level treating. Also included are $0.9 million of rig stacking charges for the three months ended September 30, 2018.

        Restructuring expense was approximately $3.2 million and zero during the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, senior executives resigned from their positions. These were considered terminations without cause under their respective employment agreements, which entitled them to certain benefits. Additionally during the period, we made the decision to consolidate into one corporate office located in Houston, Texas in an effort to improve efficiencies and go forward costs. The transition includes both severance and relocation costs as well as incremental costs associated with hiring new employees to replace key positions.

        General and administrative expense was approximately $21.7 million and $15.3 million for the three months ended September 30, 2019 and 2018, respectively. The increase in general and administrative expenses results from increases in professional fees associated with the efforts to restructure our indebtedness. On a per unit basis, general and administrative expenses were $14.31 per Boe and $11.39 per Boe for the three months ended September 30, 2019 and 2018, respectively.

        Stock-based compensation expense was a credit of $2.3 million and expense of $4.4 million for the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, senior executives resigned from their positions. In accordance with the terms of these senior executives' employment agreements, unvested stock options and unvested shares of restricted stock were modified to vest immediately upon termination. For the three months ended September 30, 2019, we recognized an incremental reduction to stock-based compensation expense of $1.1 million associated with these modifications. Stock-based compensation expense also decreased in the current period due to a reduction in our workforce.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $18.0 million and $18.2 million for the three months ended September 30, 2019 and 2018, respectively. On a per unit basis, depletion expense was $11.89 per Boe and $13.52 per Boe for the three months ended September 30, 2019 and 2018, respectively. The decrease in the depletion rate per Boe from 2018 levels is primarily attributable to decreases in our depletable base due to the full cost ceiling impairments.

        Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling", based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment charge of $45.6 million for the three months ended September 30, 2019. The ceiling test impairment at September 30, 2019 was driven by decreases in the first-day-of-the-month 12-month average price for crude oil used in the ceiling test calculation since June 30, 2019, when the first-day-of-month 12-month average price for crude oil was $61.45 per barrel. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the Williston Divestiture was accounted for as an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves at the time of the transaction. Accordingly, we recognized a reduction to the gain on the sale of the oil and natural gas properties associated with the Williston Divestiture of $1.3 million during the three months ended September 30, 2018, as a result of customary post-closing adjustments. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.

        On December 20, 2018, we sold our water infrastructure assets located in the Delaware Basin for a total adjusted purchase price of $210.9 million. We recognized a cumulative $115.4 million gain on the sale which includes the $0.2 million increase in the three months ended September 30, 2019 due to customary closing adjustments.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At September 30, 2019, we had a $19.4 million derivative asset, $15.3 million of which was classified as current and we had a $8.5 million derivative liability, $6.8 million of which was classified as current associated with these contracts. We recorded a net derivative gain of $13.5 million ($11.6 million net unrealized gain and $1.9 million net realized gain on settled and early terminated contracts) for the three months ended September 30, 2019 compared to a net derivative loss of $60.4 million ($50.8 million net unrealized loss and $9.6 million net realized loss on settled and early terminated contracts), in the same period in 2018.

        Interest expense and other was $10.5 million and $12.9 million for the three months ended September 30, 2019 and 2018, respectively. Interest expense increased during the three months ended September 30, 2019 as compared to the prior year period due to higher outstanding borrowings and interest rates under our Senior Credit Agreement and DIP Facility, as well as fees paid in 2019 associated with consents and amendments to our Senior Credit Agreement.

        We recorded a net loss on reorganization items of $1.8 million for the three months ended September 30, 2019 which includes the following:

Three Months Ended September 30, 2019
Accrued interest	$20,274
Write-off debt discount/premium and debt issuance costs	(10,953)
Reorganization professional fees and other	(11,079)

Gain (loss) on reorganization items	$(1,758)

Nine Months Ended September 30, 2019 and 2018

        We reported a net loss of $1.0 billion and $100.7 million for the nine months ended September 30, 2019 and 2018, respectively. The table included below sets forth financial information for the periods presented.

	Nine Months Ended September 30,
In thousands (except per unit and per Boe amounts)	2019	2018	Change
Net income (loss)	$(1,040,687)	$(100,709)	$(939,978)
Operating revenues:
Oil	145,024	145,743	(719)
Natural gas	107	5,286	(5,179)
Natural gas liquids	13,229	14,623	(1,394)
Other	743	613	130
Operating expenses:
Production:
Lease operating	39,617	15,504	24,113
Workover and other	5,580	4,795	785
Taxes other than income	9,213	9,812	(599)
Gathering and other	36,057	30,782	5,275
Restructuring	15,148	128	15,020
General and administrative:
General and administrative	44,585	36,955	7,630
Stock-based compensation	(8,035)	12,241	(20,276)
Depletion, depreciation and accretion:
Depletion—Full cost	84,579	46,920	37,659
Depreciation—Other	6,026	5,252	774
Accretion expense	307	225	82
Full cost ceiling impairment	985,190	—	985,190
(Gain) loss on sale of oil and natural gas properties	—	7,235	(7,235)
(Gain) loss on sale of Water Assets	3,618	—	3,618
Other income (expenses):
Net gain (loss) on derivative contracts	(34,332)	(66,603)	32,271
Interest expense and other	(37,606)	(30,522)	(7,084)
Reorganization items	(1,758)	—	(1,758)
Income tax benefit (provision)	95,791	—	95,791
Production:
Oil—MBbls	2,723	2,468	255
Natural Gas—MMcf	6,381	3,009	3,372
Natural gas liquids—MBbls	911	523	388
Total MBoe(1)	4,698	3,493	1,205
Average daily production—Boe(1)	17,209	12,795	4,414
Average price per unit(2):
Oil price—Bbl	$53.26	$59.05	$(5.79)
Natural gas price—Mcf	0.02	1.76	(1.74)
Natural gas liquids price—Bbl	14.52	27.96	(13.44)
Total per Boe(1)	33.71	47.42	(13.71)
Average cost per Boe:
Production:
Lease operating	$8.43	$4.44	$3.99
Workover and other	1.19	1.37	(0.18)
Taxes other than income	1.96	2.81	(0.85)
Gathering and other	7.67	8.81	(1.14)
Restructuring	3.22	0.04	3.18
General and administrative:
General and administrative	9.49	10.58	(1.09)
Stock-based compensation	(1.71)	3.50	(5.21)
Depletion	18.00	13.43	4.57

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

        Oil, natural gas and natural gas liquids revenues were $158.4 million and $165.7 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, production averaged 17,209 Boe/d and 12,795 Boe/d, respectively. Our average daily oil and natural gas production increased in the first nine months of 2019 when compared to the same period in the prior year due to the acquisition of properties in West Quito Draw and our drilling activities in Monument Draw and West Quito Draw. Average realized prices (excluding the effects of hedging arrangements) were $33.71 per Boe and $47.42 per Boe for the nine months ended September 30, 2019 and 2018, respectively. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

        Lease operating expenses were $39.6 million and $15.5 million for the nine months ended September 30, 2019 and 2018, respectively. On a per unit basis, lease operating expenses were $8.43 per Boe and $4.44 per Boe for the nine months ended September 30, 2019 and 2018, respectively. The increase in lease operating expenses from 2018 levels results from higher third party water hauling and disposal costs resulting from our Water Infrastructure Divestiture and an increase in our inventory of wells due to our drilling and acquisition activities.

        Workover and other expenses were $5.6 million and $4.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increased costs in 2019 relate to an increase in our inventory of wells due to our drilling and acquisition activities. On a per unit basis, workover and other expenses were $1.19 per Boe and $1.37 per Boe for the nine months ended September 30, 2019 and 2018, respectively.

        Taxes other than income were $9.2 million and $9.8 million for the nine months ended September 30, 2019 and 2018, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $1.96 per Boe and $2.81 per Boe for the nine months ended September 30, 2019 and 2018, respectively.

        Gathering and other expenses were $36.1 million and $30.8 million for the nine months ended September 30, 2019 and 2018, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production, operating expenses of our oil and gas gathering infrastructure, gas treating fees, rig stacking charges and other. Approximately $9.6 million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Approximately $24.8 million and $26.2 million of expenses for the nine months ended September 30, 2019 and 2018, respectively, relate to operating expenses on our oil and gas gathering infrastructure and in the 2018 period, on our water recycling and disposal facilities. Included in the nine months ended September 30, 2019 and 2018 are $10.9 million and $14.0 million, respectively, of wellhead-level costs to remove hydrogen sulfide from natural gas produced from our Monument Draw properties. In April 2019, we installed an H2S treating plant that more efficiently removes hydrogen sulfide from our produced natural gas and reduces our reliance on expensive wellhead-level treating. Also included are $0.8 million and $1.9 million of rig stacking charges for the nine months ended September 30, 2019 and 2018, respectively.

        Restructuring expense was approximately $15.1 million and $0.1 million during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, senior executives resigned from their positions. These were considered terminations without cause under their respective employment agreements, which entitled them to certain benefits. Additionally during the period, we made the decision to consolidate into one corporate office located in Houston, Texas in an effort to improve efficiencies and go forward costs. The transition includes both severance and relocation costs as well as incremental costs associated with hiring new employees to replace key positions.

        General and administrative expense was $44.6 million and $37.0 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in general and administrative expenses results from increases in professional fees associated with the efforts to restructure our indebtedness totaling $9.9 million, offset by a reduction in our payroll and employee related benefits costs of $2.1 million due to a reduction in our workforce. On a per unit basis, general and administrative expenses were $9.49 per Boe and $10.58 per Boe for the nine months ended September 30, 2019 and 2018, respectively.

        Stock-based compensation expense was a credit of $8.0 million and expense of $12.2 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, senior executives resigned from their positions. In accordance with the terms of these senior executives' employment agreements, unvested stock options and unvested shares of restricted stock were modified to vest immediately upon termination. For the nine months ended September 30, 2019, we recognized an incremental reduction to stock-based compensation expense of $9.5 million associated with these modifications. Stock-based compensation expense also decreased in the current period due to a reduction in our workforce.

        Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $84.6 million and $46.9 million for the nine months ended September 30, 2019 and 2018, respectively. On a per unit basis, depletion expense was $18.00 per Boe and $13.43 per Boe for the nine months ended September 30, 2019 and 2018, respectively. The increase in the depletion rate per Boe from 2018 levels is attributed to decreases in our proved reserves, partially offset by decreases in our depletable base due to the full cost ceiling impairments in 2019.

        Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the "ceiling", based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. We recorded a full cost ceiling test impairment charge of $985.2 million for the nine months ended September 30, 2019. The ceiling test impairment at September 30, 2019 was driven by decreases in the first-day-of-the-month 12-month average price for crude oil used in the ceiling test calculation since June 30, 2019, when the first-day-of-month 12-month average price for crude oil was $61.45 per barrel. At June 30, 2019, we recorded a full cost ceiling impairment of $664.4 million. The ceiling test impairment at June 30, 2019 was primarily driven by our continued focus on our most economic area, Monument Draw. Accordingly, we transferred approximately $481.7 million of unevaluated property costs to the full cost pool as of June 30, 2019, the majority of which is associated with our Hackberry Draw area. At March 31, 2019, we recorded a full cost ceiling impairment of $275.2 million. The ceiling test impairment at March 31, 2019 was driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation and our intent to expend capital only on our most economic areas. As such, we identified certain leases in the Hackberry Draw area with near-term expirations and transferred approximately $51.0 million of associated unevaluated property costs to the full cost pool during the three months ended March 31, 2019. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

        Under the full cost method of accounting, sales of oil and gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless the adjustment significantly alters the relationship between capitalized costs and proved reserves. If the Willison Divestiture was accounted for an adjustment of capitalized costs with no gain or loss recognized, the adjustment would have significantly altered the relationship between capitalized costs and proved reserves at the time of the transaction. Accordingly, we recognized a reduction to the gain on the sale of the oil and natural gas properties associated with the Williston Divestiture of $7.2 million during the nine months ended September 30, 2018, as a result of customary post-closing adjustments. The carrying value of the properties sold was determined by allocating total capitalized costs within the full cost pool between properties sold and properties retained based on their relative fair values.

        On December 20, 2018, we sold our water infrastructure assets located in the Delaware Basin for a total adjusted purchase price of $210.9 million. We recognized a cumulative $115.4 million gain on the sale which includes the $3.6 million reduction in the nine months ended September 30, 2019 due to customary closing adjustments.

        We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in our unaudited condensed consolidated statements of operations. At September 30, 2019, we had a $19.4 million derivative asset, $15.3 million of which was classified as current and we had a $8.5 million derivative liability, $6.8 million of which was classified as current associated with these contracts. We recorded a net derivative loss of $34.3 million ($45.8 million net unrealized loss and $11.5 million net realized gain on settled and early terminated contracts) for the nine months ended September 30, 2019 compared to a net derivative loss of $66.6 million ($77.5 million net unrealized loss and $10.9 million net realized gain on settled and early terminated contracts), in the same period in 2018.

        Interest expense and other was $37.6 million and $30.5 million for the nine months ended September 30, 2019 and 2018, respectively. Interest expense increased during the nine months ended September 30, 2019 as compared to the prior year period due to the issuance of additional 6.75% senior notes in February 2018, fees paid in 2019 associated with consents and amendments to our Senior Credit Agreement, and increased borrowings and interest rates under our Senior Credit Agreement and DIP Facility.

        We recorded a net loss on reorganization items of $1.8 million for the nine months ended September 30, 2019 which includes the following:

Nine Months Ended September 30, 2019
Accrued interest	$20,274
Write-off debt discount/premium and debt issuance costs	(10,953)
Reorganization professional fees and other	(11,079)

Gain (loss) on reorganization items	$(1,758)

        We recorded an income tax benefit of $95.8 million using the discrete effective rate method for the nine months ended September 30, 2019, resulting from the reduction to the deferred tax liability generated by the impact of the full cost ceiling impairment on oil and natural gas properties and the deferred tax asset created by the tax loss from operations. The 8.4% effective tax rate for the nine months ended September 30, 2019 differs from the 21% statutory rate because of non-deductible executive compensation, non-deductible realized built in losses, and valuation allowances on deferred tax assets.

Recently Issued Accounting Pronouncements

        We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, "Financial Statement Presentation."

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments and Hedging Activity

        We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil, natural gas and natural gas liquids prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable; therefore, we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil, natural gas and natural gas liquids prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include costless collars, fixed-price swaps and basis swaps. The total volumes that we hedge through the use of derivative instruments varies from period to period, however, generally our objective is to hedge approximately 70% to 80% of our anticipated production for the next 18 to 24 months, when derivative contracts are available at terms (or prices) acceptable to us. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

        We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of September 30, 2019, we did not post collateral under any of our derivative contracts as they are secured under our Senior Credit Agreement or are uncollateralized trades. The filing of the voluntary petitions for relief under chapter 11 of the Bankruptcy Code described in in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 2, "Reorganization," constituted an event of default under our derivatives contracts that gave the counterparties the option to terminate such contracts. Certain parties elected to terminate their contracts in August 2019 and we received approximately $0.1 million to settle a portion of the outstanding positions while other positions were novated for fees totaling $0.5 million. The remaining derivative contracts, including the novated positions, were secured on a super-priority pari passu basis with our Senior Credit Agreement during the bankruptcy process and remain in place following our chapter 11 proceedings. We account for our derivative activities under the provisions of Accounting Standards Codification 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. Please refer to Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, "Derivative and Hedging Activities," for additional information.

Fair Market Value of Financial Instruments

        The estimated fair values for financial instruments under Accounting Standards Codification 825, Financial Instruments (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 8, "Fair Value Measurements," for additional information.

Interest Rate Sensitivity

        We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and ABR based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

        At September 30, 2019, the principal amount of our debt was $258.2 million, all of which bears interest at floating and variable interest rates that, at our option, are tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At September 30, 2019, the weighted average interest rate on our variable rate debt was 9.47% per year. If the balance of our variable interest rate at September 30, 2019 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.4 million per year.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2019. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

        We did not have any change in our internal controls over financial reporting during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 11, "Commitments and Contingencies," which is incorporated herein by reference.

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

        Our capital structure will be significantly altered under the Plan. Under fresh-start reporting rules that will apply to us upon the effective date of the Plan, our assets and liabilities will be adjusted to fair values and our accumulated deficit will be restated to zero. Further, as a result of the implementation of our plan of reorganization and the transactions contemplated thereby, our historical financial information may not be indicative of our future financial performance. In support of the Plan, our enterprise value was estimated and approved by the Bankruptcy Court to be in the range of $425.0 million and $475.0 million and upon emergence from the chapter 11 proceedings, we made an initial draw under the Exit Facility of $130.0 million. Accordingly, our financial condition and results of operations following our emergence from chapter 11 will not be comparable to the financial condition and results of operations reflected in our historical financial statements.

Upon our emergence from bankruptcy, the composition of our Board of Directors changed significantly.

        Under the Plan, the composition of our Board of Directors (the Board) changed significantly from an eight member Board with three classes with terms of three years to, upon emergence, a seven member Board, structured into two classes with the first class serving until the 2020 Annual Meeting and the second class serving until the 2021 Annual Meeting. Commencing with the 2021 Annual Meeting, each nominee for director shall stand for election to a one-year term expiring at the next annual meeting of stockholders. None of our current directors served on our Board pre-emergence from bankruptcy. Our new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

        Funds advised by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC currently hold approximately 40.5%, 24.6% and 16.3%, respectively, of our post-reorganization common stock as of October 8, 2019. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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

  •
  accidental leaks of natural gas, including gas with high levels of H2S, and other hydrocarbons or toxic or hazardous materials in the environment as a result of human error or the malfunction of equipment or facilities, which can result in personal injury and loss of life, pollution, damage to equipment and suspension of operations;

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

        We are currently authorized to issue 100.0 million shares of common stock and 1.0 million shares of preferred stock, with such designations, rights, preferences, privileges and restrictions as determined by our board of directors. As of October 8, 2019, we had outstanding approximately 16.2 million shares of common stock and warrants to purchase an aggregate of 6.9 million shares of our common stock. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock.

        We may issue common stock or other equity securities senior to our common stock in the future for a number of reasons, including to finance acquisitions, to adjust our leverage ratio, and to satisfy our obligations upon the exercise of warrants, or for other reasons. We cannot predict the effect, if any, that future sales or issuances of shares of our common stock or other equity securities, or the availability of shares of common stock or such other equity securities for future sale or issuance, will have on the trading price of our common stock.

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

        Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income and to reduce our federal income tax liability is subject to certain requirements and restrictions. If we experience an "ownership change" during or in connection with the restructuring process, as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards and other tax attributes may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an "ownership change" if one or more stockholders owning 5% or more of a corporation's common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over a prescribed testing period. Under section 382 and section 383 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an "ownership change", the amount of its net operating losses and other tax attributes that may be utilized to offset future taxable income generally is subject to an annual limitation. Based on information collected to date, we believe we may have experienced an "ownership change" as of December 31, 2018, which would result in significant impairment in our ability to utilize our NOLs and tax attributes.

        Whether or not the net operating loss carryforwards and other tax attributes are subject to limitation under section 382, our net operating losses and other tax attributes are expected to be further reduced by the amount of discharge of indebtedness arising in our chapter 11 case under section 108 of the Internal Revenue Code.

        The Bankruptcy Court approved restrictions on certain transfers of our stock to limit the risk of an "ownership change" prior to our emergence from restructuring in our chapter 11 proceedings. We anticipate that the implementation of our plan of reorganization will result in an "ownership change." If so, our NOLs and other tax attributes may become further impaired.

Item 2.    Unregistered Sales of Equity Securities and the Use of Proceeds

        The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	5,251	$0.12	—	—
August 2019	2,836	0.13	—	—
September 2019	152,674	0.07	—	—

(1)
All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

Item 3.    Defaults Upon Senior Securities

        See Part I, Item 1, Note 2 to the Company's unaudited condensed consolidated financial statements entitled "Reorganization," which is incorporated in this item by reference.

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

2.1	Order of the Bankruptcy Court, dated September 24, 2019, confirming the Debtors' Joint Prepackaged Plan of Reorganization, together with such Joint Prepackaged Plan of Reorganization (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed September 25, 2019).
2.2	Disclosure Statement for Joint Prepackaged Chapter 11 Plan (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed August 7, 2019).
3.1
Amended and Restated Certificate of Incorporation of Halcón Resources Corporation dated October 8, 2019 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed October 8, 2019).
3.2	Sixth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed October 8, 2019).
3.2.1	Amendment No. 1 to the Fifth Amended and Restated Bylaws of Halcón Resources Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed September 9, 2016).
10.1
Eighth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 9, 2019, by and among Halcón Resources Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and certain other financial institutions party thereto, as lenders. (Incorporated by reference to Exhibit 10.1.7 of our Quarterly Report on Form 10-Q filed May 9, 2019).
10.2	Offer letter with Richard H. Little dated June 10, 2019 (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed August 9, 2019).
10.3	Restructuring Support Agreement with certain noteholders dated August 2, 2019 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 5, 2019).
10.4	Backstop Commitment Agreement with certain noteholders dated August 2, 2019 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 5, 2019).

10.5		Exit Commitment Letter with BMO Harris Bank, N.A., and BMO Capital Markets Corp. dated August 2, 2019 (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed August 5, 2019).
10.6		Waiver to Amended and Restated Senior Secured Credit Agreement dated as of July 31, 2019 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 1, 2019).
10.7
Senior Secured Revolving Credit Agreement dated as of October 8, 2019, by and among Halcón Resources Corporation, as borrower, Bank of Montreal, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 8, 2019).
10.8
Warrant Agreement, between Halcón Resources Corporation, as Issuer, and Broadridge Corporate Issuer Solutions, Inc., as Warrant Agent, dated October 8, 2019 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 8, 2019).
10.9
Registration Rights Agreement, between Halcón Resources Corporation and the rights holders thereto, dated October 8, 2019 (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 8, 2019).
10.10		Joint Secured Debtor-In-Possession Credit Agreement (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 9, 2019).
10.11
Amended and Restated Employment Agreement, dated September 3, 2019, by and between Halcón Resources Corporation and Jon Wright (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 27, 2019).
10.12
Amended and Restated Employment Agreement, dated September 3, 2019, by and between Halcón Resources Corporation and David S. Elkouri (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 27, 2019).
10.13	*	Offer letter with Ragan Altizer dated July 22, 2019.
10.14	*	Offer letter with Daniel Rohling dated July 22, 2019.
10.15	*	Retention Bonus Agreement with Jon Wright dated July 12, 2019.
10.16	*	Retention Bonus Agreement with David Elkouri dated July 12, 2019.
31.1	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer
31.2	*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer
32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Attached hereto.

†
Indicates management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HALCÓN RESOURCES CORPORATION
November 12, 2019	By:	/s/ RICHARD H. LITTLE
		Name:	Richard H. Little
		Title:	Chief Executive Officer
November 12, 2019	By:	/s/ RAGAN T. ALTIZER
		Name:	Ragan T. Altizer
		Title:	Executive Vice President, Chief Financial Officer and Treasurer