Form 10-Q
period 2020-03-31
BATTALION OIL CORP
filed 2020-05-12
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001‑35467

Battalion Oil Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	1311 (Primary Standard Industrial Classification Code Number)	20‑0700684 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	BATL	NYSE American

At May 8, 2020,  16,203,967 shares of the Registrant’s Common Stock were outstanding.

Special note regarding forward‑looking statements

This Quarterly Report on Form 10‑Q contains forward‑looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations, are forward‑looking statements. These forward‑looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward‑looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward‑looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward‑looking statements, including, but not limited to, the following factors:

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

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$41,917	$45,517
Natural gas	354	1,461
Natural gas liquids	4,753	4,945
Total oil, natural gas and natural gas liquids sales	47,024	51,923
Other	375	(7)
Total operating revenues	47,399	51,916

Operating expenses:
Production:
Lease operating	12,489	14,186
Workover and other	1,323	2,646
Taxes other than income	2,915	2,893
Gathering and other	10,547	14,869
Restructuring	418	11,271
General and administrative	3,856	4,608
Depletion, depreciation and accretion	18,030	29,975
Full cost ceiling impairment	—	275,239
(Gain) loss on sale of Water Assets	—	885
Total operating expenses	49,578	356,572
Income (loss) from operations	(2,179)	(304,656)

Other income (expenses):
Net gain (loss) on derivative contracts	118,299	(64,799)
Interest expense and other	(1,629)	(12,589)
Total other income (expenses)	116,670	(77,388)
Income (loss) before income taxes	114,491	(382,044)
Income tax benefit (provision)	—	45,485
Net income (loss)	$114,491	$(336,559)

Net income (loss) per share of common stock:
Basic	$7.07	$(2.12)
Diluted	$7.07	$(2.12)
Weighted average common shares outstanding:
Basic	16,204	158,549
Diluted	16,204	158,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	Successor
	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$938	$5,701
Accounts receivable, net	30,260	48,504
Assets from derivative contracts	71,353	4,995
Restricted cash	—	4,574
Prepaids and other	6,341	7,379
Total current assets	108,892	71,153
Oil and natural gas properties (full cost method):
Evaluated	485,813	420,609
Unevaluated	104,923	105,009
Gross oil and natural gas properties	590,736	525,618
Less - accumulated depletion	(37,075)	(19,474)
Net oil and natural gas properties	553,661	506,144
Other operating property and equipment:
Other operating property and equipment	3,655	3,655
Less - accumulated depreciation	(659)	(378)
Net other operating property and equipment	2,996	3,277
Other noncurrent assets:
Assets from derivative contracts	37,766	224
Operating lease right of use assets	2,932	3,165
Other assets	6,148	703
Total assets	$712,395	$584,666

Current liabilities:
Accounts payable and accrued liabilities	$92,585	$97,333
Liabilities from derivative contracts	3,972	8,069
Operating lease liabilities	935	923
Asset retirement obligations	225	109
Total current liabilities	97,717	106,434
Long-term debt, net	170,000	144,000
Other noncurrent liabilities:
Liabilities from derivative contracts	473	4,854
Asset retirement obligations	10,619	10,481
Operating lease liabilities	2,009	2,247
Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,203,967 and 16,203,940 shares issued and outstanding as of
March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	327,544	327,108
Retained earnings (accumulated deficit)	104,031	(10,460)
Total stockholders' equity	431,577	316,650
Total liabilities and stockholders' equity	$712,395	$584,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2019 (Successor)	16,204	$2	$327,108	$(10,460)	$316,650
Net income (loss)	—	—	—	114,491	114,491
Equity issuance costs and other	—	—	(13)	—	(13)
Stock-based compensation	—	—	449	—	449
Balances at March 31, 2020 (Successor)	16,204	$2	$327,544	$104,031	$431,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2018 (Predecessor)	160,613	$16	$1,095,367	$101,661	$1,197,044
Net income (loss)	—	—	—	(336,559)	(336,559)
Long-term incentive plan grants	4,153	—	—	—	—
Long-term incentive plan forfeitures	(193)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	(253)	—	(406)	—	(406)
Stock-based compensation	—	—	(6,416)	—	(6,416)
Balances at March 31, 2019 (Predecessor)	164,320	16	1,088,545	(234,898)	853,663

Net income (loss)	—	—	—	(640,844)	(640,844)
Long-term incentive plan grants	11	—	—	—	—
Long-term incentive plan forfeitures	(166)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	(42)	—	(20)	—	(20)
Stock-based compensation	—	—	1,358	—	1,358
Balances at June 30, 2019 (Predecessor)	164,123	16	1,089,883	(875,742)	214,157

Net income (loss)	—	—	—	(63,284)	(63,284)
Long-term incentive plan forfeitures	(1,742)	—	—	—	—
Reduction in shares to cover individuals' tax withholding	(164)	—	(14)	—	(14)
Stock-based compensation	—	—	(2,428)	—	(2,428)
Balances at September 30, 2019 (Predecessor)	162,217	16	1,087,441	(939,026)	148,431

Net income (loss)	—	—	—	(115,366)	(115,366)
Reduction in shares to cover individuals' tax withholding	(715)	—	(54)	—	(54)
Stock-based compensation	—	—	(2,534)	—	(2,534)
Balances at October 1, 2019 (Predecessor)	161,502	16	1,084,853	(1,054,392)	30,477
Cancellation of Predecessor equity	(161,502)	(16)	(1,084,853)	1,054,392	(30,477)
Balances at October 1, 2019 (Predecessor)	—	$—	$—	$—	$—

Issuance of Successor common stock	16,204	$2	$322,294	$—	$322,296
Issuance of Successor warrants	—	—	7,336	—	7,336
Equity issuance costs	—	—	(2,503)	—	(2,503)
Balances at October 1, 2019 (Successor)	16,204	2	327,127	—	327,129
Net income (loss)	—	—	—	(10,460)	(10,460)
Equity issuance costs	—	—	(19)	—	(19)
Balances at December 31, 2019 (Successor)	16,204	$2	$327,108	$(10,460)	$316,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income (loss)	$114,491	$(336,559)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and accretion	18,030	29,975
Full cost ceiling impairment	—	275,239
(Gain) loss on sale of Water Assets	—	885
Deferred income tax provision (benefit)	—	(45,485)
Stock-based compensation, net	387	(6,782)
Unrealized loss (gain) on derivative contracts	(112,378)	68,169
Amortization and write-off of deferred loan costs	—	404
Amortization of discount and premium	—	55
Reorganization items, net	(4,984)	—
Accrued settlements on derivative contracts	(4,923)	1,020
Other income (expense)	7	388
Change in assets and liabilities:
Accounts receivable	18,919	(3,414)
Prepaids and other	1,038	(2,876)
Accounts payable and accrued liabilities	(18,244)	(17,853)
Net cash provided by (used in) operating activities	12,343	(36,834)

Cash flows from investing activities:
Oil and natural gas capital expenditures	(48,157)	(81,068)
Acquisition of oil and natural gas properties	—	(2,809)
Other operating property and equipment capital expenditures	—	(30,553)
Funds held in escrow and other	509	(1)
Net cash provided by (used in) investing activities	(47,648)	(114,431)

Cash flows from financing activities:
Proceeds from borrowings	51,000	124,000
Repayments of borrowings	(25,000)	(19,000)
Equity issuance costs and other	(32)	(406)
Net cash provided by (used in) financing activities	25,968	104,594

Net increase (decrease) in cash, cash equivalents and restricted cash	(9,337)	(46,671)

Cash, cash equivalents and restricted cash at beginning of period	10,275	46,866
Cash, cash equivalents and restricted cash at end of period	$938	$195

Supplemental cash flow information:
Cash paid for reorganization items	$4,984	$—

Disclosure of non-cash investing and financing activities:
Asset retirement obligations	$105	$(43)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Battalion is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids‑rich oil and natural gas assets in the United States. The consolidated financial statements include the accounts of all majority‑owned, controlled subsidiaries. The Company operates in one segment which focuses on oil and natural gas acquisition, production, exploration and development. Allocation of capital is made across the Company’s entire portfolio without regard to operating area. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Battalion follows the accounting policies disclosed in its Annual Report on Form 10‑K, as filed with the United States Securities and Exchange Commission (SEC) on March 25, 2020. Please refer to the notes in the 2019 Annual Report on Form 10‑K when reviewing interim financial results.

Risk and Uncertainties

     The Company is closely monitoring the current and potential impacts of the novel coronavirus (COVID-19) pandemic on its business, including how it has and may impact its operations, financial results, liquidity, contractors, customers, employees and vendors, and taking appropriate actions in response, including reducing capital expenditures, temporarily shutting-in producing wells, and implementing various measures to ensure the continued operation of its business in a safe and secure manner. Governmental actions to contain the COVID-19 pandemic have contributed to an economic downturn, reduced demand for oil and natural gas and, together with a price war between the Organization of Petroleum Exporting Countries (OPEC)/Saudi Arabia and Russia, have depressed oil and natural gas prices to historically low levels. Although OPEC and Russia agreed in April to reduce production, downward pressure on prices has continued and could continue for the foreseeable future, particularly given concerns over available storage capacity and the impacts of the current economic downturn on demand. The Company is unable to predict the impact that these events will have on it due to numerous uncertainties, including the severity and duration of the COVID-19 outbreak and the effects that governmental or other actions taken to limit the extent and duration of the outbreak, in conjunction with worsening economic conditions, will have on its business, demand for oil and natural gas, and oil and natural gas prices. The health of the Company’s employees, contractors and vendors, and its ability to meet staffing needs in its operations and critical functions cannot be predicted, nor can the impact on the Company’s customers, vendors and contractors. Any material effect on these parties could adversely impact the Company. These and other factors could affect the Company’s operations, earnings and cash flows and could cause its results to not be comparable to those of the same period in previous years. For example, as a result of commodity price declines, the Company realized lower revenue in March 2020 (Successor). The results presented in this Form 10-Q are not necessarily indicative of future operating results. For further information regarding the actual and potential impacts of COVID-19 on the Company, see “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Upon the adoption of fresh-start accounting, the Company’s assets and liabilities were recorded at their fair values as of the fresh-start reporting date. As a result of the adoption of fresh-start accounting, the Company’s unaudited condensed consolidated financial statements subsequent to October 1, 2019 are not comparable to its consolidated financial statements prior to, and including, October 1, 2019. See Note 3, “Fresh-start Accounting,” for further details on the impact of fresh-start accounting on the Company’s unaudited condensed consolidated financial statements.

References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Company subsequent to October 1, 2019. References to “Predecessor” or “Predecessor Company” relate to the financial position and results of operations of the Company prior to, and including, October 1, 2019.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Estimates and assumptions that, in the opinion of management of the Company, are significant include oil and natural gas revenue accruals, capital and operating expense accruals, oil and natural gas reserves, depletion relating to oil and natural gas properties, asset retirement obligations, fair value estimates, including estimates of Reorganization Value, Enterprise Value and the fair value of assets and liabilities recorded as a result of the adoption of fresh-start accounting. The Company bases its estimates and judgments on historical experience and on various other assumptions and information believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company’s unaudited condensed consolidated financial statements.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Amounts in the unaudited condensed consolidated balance sheets included in “Cash, cash equivalents” and “Restricted cash” reconcile to the Company’s unaudited condensed consolidated statement of cash flows as follows:

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Successor
	March 31, 2020	December 31, 2019

Cash and cash equivalents	$938	$5,701
Restricted cash	—	4,574
Total cash, cash equivalents and restricted cash	$938	$10,275

      Restricted Cash consisted of funds related to payments prescribed under the Plan that were held in an interest-bearing escrow account.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. As of March 31, 2020 (Successor) and December 31, 2019 (Successor), allowances for doubtful accounts were approximately $0.1 million for both periods.

 Other Operating Property and Equipment

Other operating property and equipment was recorded at fair value as a result of fresh-start accounting on October 1, 2019 and additions are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives: buildings, twenty years; automobiles and computers,  three years; computer software, fixtures, furniture and equipment, the lesser of lease term or five years; trailers, seven years; heavy equipment, eight to ten years and leasehold improvements, lease term. Land and artwork are not depreciated. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life or productive capacity of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

Refer to Note 6, “Divestitures,” for a discussion of other operating property and equipment divested.

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

Restructuring

During the three months ended March 31, 2020 (Successor), the Company incurred approximately $0.4 million in restructuring charges related to the consolidation into one corporate office and reductions in its workforce due to efforts to improve efficiencies and go forward costs.

In May 2020, in furtherance of the consolidation into one corporate office, the Company terminated its office lease in Denver, Colorado and paid a $1.3 million termination fee.  Pursuant to the agreement provision under the lease

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

agreement, the Company will incur monthly rent payments from June 2020 through March 2021 totaling approximately $0.8 million.

During the three months ended March 31, 2019 (Predecessor), senior executives of the Company resigned from their positions. These were considered terminations without cause under their respective employment agreements, which entitled them to certain benefits. Additionally during the three months ended March 31, 2019 (Predecessor), the Company had reductions in its workforce due to a decrease in drilling and developmental activities planned for 2019. Consequently, for the three months ended March 31, 2019 (Predecessor), the Company incurred approximately $11.3 million in restructuring charges.

These costs were recorded in “Restructuring” on the unaudited condensed consolidated statements of operations.

Concentrations of Credit Risk

As of March 31, 2020, the Company’s primary concentrations of credit risk are the risks of uncollectible accounts receivable and of nonperformance by counterparties under the Company’s derivative contracts. Each reporting period, the Company assesses the recoverability of material receivables using historical data, current market conditions and reasonable and supportable forecasts of future economic conditions to determine expected collectability of its material receivables.

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers.  The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts from its oil and natural gas purchasers.  The Company operates a substantial portion of its oil and natural gas properties. As the operator of a property, the Company makes full payments for costs associated with the property and seeks reimbursement from the other working interest owners in the property for their share of those costs.  Joint operating agreements govern the operations of an oil or natural gas well and, in most instances, provide for offsetting of amounts payable or receivable between the Company and its joint interest owners. The Company’s joint interest partners consist primarily of independent oil and natural gas producers. If the oil and natural gas exploration and production industry in general was adversely affected, the ability of the Company’s joint interest partners to reimburse the Company could be adversely affected.

The Company’s exposure to credit risk under its derivative contracts is diversified among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based an assessment of their financial strength and/or credit ratings. At March 31, 2020, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Senior Credit Agreement.

Change in Estimate

     In late March 2020, due to changes in market conditions and decreased commodity prices, the Company determined discretionary cash incentives related to 2019 would not be paid, causing a $1.6 million reduction to “General and administrative” on the unaudited condensed consolidated statement of operations for the three months ended March 31, 2020.

Recently Issued Accounting Pronouncements

In April 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848) (ASU 2020-04), in response to the risk of cessation of the London Interbank Offered Rate (LIBOR). This

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

amendment provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging arrangements, and other transactions that reference LIBOR. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating ASU 2020-04 and the impact it will have on its operating results, financial position and disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (ASU 2019-12) as part of their simplification initiative. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and by clarifying and amending existing guidance. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the effects of ASU 2019-12, but does not believe that it will have a material impact on its operating results, financial position or disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13), which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost.    The Company adopted ASU 2016-13 effective January 1, 2020 using the modified retrospective approach as of the adoption date. Based the Company’s assessment of its applicable financial assets, which are primarily receivables from joint interest owners and oil and natural gas purchasers, and various potential remedies ensuring collection from those parties, the adoption of ASU 2016-13 did not have a material impact on the Company’s operating results or financial position.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company’s principal assets are its oil and natural gas properties. For purposes of estimating the fair value of the Company’s proved reserves, an income approach was used which estimated fair value based on the anticipated cash flows associated with the Company’s reserves, risked by reserve category and discounted using a weighted average cost of capital rate of 10.0%. The proved reserve locations were limited to wells expected to be drilled in the Company’s five year development plan. Weighted average commodity prices utilized in the determination of the fair value of oil and natural gas properties were $71.51 per barrel of oil, $3.37 per million British thermal units (MMBtu) of natural gas and $29.50 per barrel of oil equivalent of natural gas liquids. Base pricing was derived from an average of forward strip prices and analysts’ estimated prices. In estimating the fair value of the Company’s unproved acreage, a market approach was used in which a review of recent transactions involving properties in the same geographical location indicated the fair value of the Company’s unproved acreage from a market participant perspective. See further discussion below in the “Fresh-start accounting adjustments” for the specific assumptions used in the valuation of the Company’s various other assets.

Although the Company believes the assumptions and estimates used to develop Enterprise Value and Reorganization Value are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions. The assumptions used in estimating these values are inherently uncertain and require

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Condensed Consolidated Balance Sheet

The following illustrates the effects on the Company’s unaudited condensed consolidated balance sheet due to the reorganization and fresh-start accounting adjustments. The explanatory notes following the table below provide further details on the adjustments, including the Company’s assumptions and methods used to determine fair value for its assets, liabilities, and warrants. Amounts included in the table below are rounded to thousands.

	As of October 1, 2019
	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company
Current assets:
Cash and cash equivalents	$17,009	$(1,463)	(1)	$—		$15,546
Accounts receivable, net	37,826	—		—		37,826
Assets from derivative contracts	15,310	—		—		15,310
Restricted cash	—	13,839	(2)	—		13,839
Prepaids and other	14,642	7,110	(3)	(11,462)	(11)	10,290
Total current assets	84,787	19,486		(11,462)		92,811
Oil and natural gas properties (full cost method):
Evaluated	2,155,288	—		(1,774,924)	(12)(13)	380,364
Unevaluated	438,365	—		(329,411)	(13)	108,954
Gross oil and natural gas properties	2,593,653	—		(2,104,335)		489,318
Less - accumulated depletion	(1,709,719)	—		1,709,719	(13)	—
Net oil and natural gas properties	883,934	—		(394,616)		489,318
Other operating property and equipment:
Other operating property and equipment	203,373	—		(199,718)	(12)(14)	3,655
Less - accumulated depreciation	(14,416)	—		14,416	(14)	—
Net other operating property and equipment	188,957	—		(185,302)		3,655
Other noncurrent assets:
Assets from derivative contracts	4,120	—		—		4,120
Operating lease right of use assets	3,694	—		(300)	(15)	3,394
Funds in escrow and other	1,138	—		—		1,138
Total assets	$1,166,630	$19,486		$(591,680)		$594,436

Current liabilities:
Accounts payable and accrued liabilities	$112,578	$2,727	(4)	$—		$115,305
Liabilities from derivative contracts	6,829	—		—		6,829
Current portion of long-term debt, net	258,234	(258,234)	(5)	—		—
Operating lease liabilities	1,337	—		(424)	(15)	913
Total current liabilities	378,978	(255,507)		(424)		123,047
Long-term debt, net	—	130,000	(6)	—		130,000
Liabilities subject to compromise	625,005	(625,005)	(7)	—		—
Other noncurrent liabilities:
Liabilities from derivative contracts	1,625	—		—		1,625
Asset retirement obligations	10,153	—		—		10,153
Operating lease liabilities	2,438	—		44	(15)	2,482
Commitments and contingencies
Stockholders' equity:
Common Stock (Predecessor)	16	(16)	(8)	—		—
Common Stock (Successor)	—	2	(9)	—		2
Additional paid-in capital (Predecessor)	1,087,441	(1,087,441)	(8)	—		—
Additional paid-in capital (Successor)	—	327,127	(9)	—		327,127
Retained earnings (accumulated deficit)	(939,026)	1,530,326	(10)	(591,300)	(16)	—
Total stockholders' equity	148,431	769,998		(591,300)		327,129
Total liabilities and stockholders' equity	$1,166,630	$19,486		$(591,680)		$594,436

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reorganization adjustments

1)	The table below details cash payments as of October 1, 2019, pursuant to the terms of the Plan described in Note 2, “Reorganization,” (in thousands):

Sources:
Proceeds from Senior Noteholder Rights Offering	$150,150
Proceeds from Senior Credit Agreement	130,000
Proceeds from Existing Equity Interests Rights Offering	5,779
Total Sources	$285,929

Uses:
Payment of Predecessor Credit Agreement principal, accrued interest, and fees	$(226,580)
Payment of debtor-in-possession junior secured term credit facility principal and accrued interest	(35,174)
Funding of professional fee escrow and cash collateral account	(13,839)
Payment of debt issuance costs on Senior Credit Agreement	(8,764)
Payment of professional fees and other	(3,035)
Total Uses	$(287,392)

Total Sources and Uses	$(1,463)

2)	Reflects the funding of an escrow account for professional fees associated with the chapter 11 bankruptcy and an account to cash collateralize the Predecessor Company’s outstanding letters of credit.
3)

Represents $10.2 million in debt issuance costs related to the Senior Credit Agreement, partially offset by the release of $3.1 million in fees paid to the Company’s restructuring advisors prior to the emergence from chapter 11 bankruptcy.

4)

Represents $7.7 million in fees to be paid to the Company’s restructuring advisors subsequent to the Company’s emergence from chapter 11 bankruptcy, partially offset by payments of i) payments of accrued interest and fees on the Predecessor Credit Agreement and the debtor-in-possession junior secured term credit facility of $3.5 million and ii) professional fees associated with the chapter 11 bankruptcy of $1.5 million.

5)

On the Emergence Date, in accordance with the Plan, the Company repaid the principal outstanding on the Predecessor Credit Agreement of $223.2 million and the debtor-in-possession junior secured term credit facility of $35.0 million using proceeds from the Equity Rights Offerings and borrowings under the Senior Credit Agreement.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

10)	The table below reflects the cumulative effect of the adjustments discussed above (in thousands):

Gain on settlement of liabilities subject to compromise	$481,777
Success fees incurred upon emergence	(8,376)
Fair value of equity issued to Predecessor common stockholders	(7,449)
Fair value of warrants issued to Predecessor common stockholders	(7,336)
Issuance of common stock to backstop commitment parties	(13,079)
Other	(2,668)
Cancellation of Predecessor equity	1,087,457
Net impact to retained earnings (accumulated deficit)	$1,530,326

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

4. LEASES

The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of an identified asset for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset, and (2) the customer has the right to control the use of the identified asset.

The Company leases equipment and office space pursuant to net operating leases. Operating leases where the Company is the lessee are included in “Operating lease right of use assets” and “Operating lease liabilities” on the unaudited condensed consolidated balance sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.

Key estimates and judgments include how the Company determined (1) the discount rate used to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments. ASC 842, Leases (ASC 842) requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Additionally, the Company applies a portfolio approach to determine the discount rate (the incremental borrowing rate for leases with similar characteristics). The Company uses the implicit rate when readily determinable. The lease term includes the noncancellable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Lease payments included in the measurement of the lease asset or liability comprise the following, when applicable: fixed payments (including in‑substance fixed payments), variable payments that depend on

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

an index or rate, and the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.

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

Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments, when applicable, are presented as “Gathering and other” or “General and administrative” in the unaudited condensed consolidated statements of operations in the same line item as the expense arising from the fixed lease payments on the operating leases.

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

 The Company leases equipment and office space under operating leases. The Company has no leases that meet the criteria for classification as a finance lease. The operating leases outstanding as of March 31, 2020 and December 31, 2019 (Successor) have initial lease terms ranging from 2 to 5 years. Payments due under the lease contracts include fixed payments plus, in some instances, variable payments. The table below summarizes the Company’s leases for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor) (in thousands, except years and discount rate):

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Successor		Predecessor
	Three Months		Three Months
	Ended		Ended
	March 31, 2020		March 31, 2019
Lease cost
Operating lease costs	$260		$644
Short-term lease costs	12,258		5,718
Variable lease costs	210		425
Total lease costs	$12,728		$6,787

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$254		$1,229
Right-of-use assets obtained in exchange for new operating lease liabilities	—		5,462
Weighted-average remaining lease term - operating leases	3.3	years	3.6	years
Weighted-average discount rate - operating leases	3.70%		4.83%

Refer to Note 3, “Fresh-start Accounting,” for a discussion of the valuation approach used to record the right of use asset at fair value as of October 1, 2019.

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space and equipment as of March 31, 2020 and December 31, 2019 (Successor), are presented in the table below (in thousands):

Operating Leases	Successor
	March 31, 2020	December 31, 2019
Remaining period in 2020	$768	$1,022
2021	876	876
2022	574	574
2023	585	585
2024	345	345
Thereafter	—	—
Total operating lease payments	3,148	3,402
Less: discount to present value	204	232
Total operating lease liabilities	2,944	3,170
Less: current operating lease liabilities	935	923
Noncurrent operating lease liabilities	$2,009	$2,247

5. OPERATING REVENUES

Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of the commodity to the customer. Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $19.3 million and $36.4 million as of March 31, 2020 and December 31, 2019 (Successor), respectively, as “Accounts receivable” on the unaudited condensed consolidated balance sheets.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$41,917	$45,517
Natural gas	354	1,461
Natural gas liquids	4,753	4,945
Total oil, natural gas and natural gas liquids sales	47,024	51,923
Other	375	(7)
Total operating revenues	$47,399	$51,916

Oil Sales

The Company generally markets its crude oil production directly to the customer using two methods. Under the first method, crude oil is sold at the wellhead at an index price adjusted for pricing differentials and other deductions. Revenue is recognized at the wellhead, where control of the crude oil transfers to the customer, at the net price received. Under the second method, crude oil is delivered to the customer at a contractual delivery point at which the customer takes custody, title and risk of loss of the product. The Company receives a specified index price from the customer, averaged over the daily settlement prices for a production month, and net of applicable market-related adjustments. Revenue is recognized when control of the crude oil transfers at the delivery point at the net price received.

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

Natural Gas and Natural Gas Liquids Sales

The Company evaluates its natural gas gathering and processing arrangements in place with midstream companies to determine when control of the natural gas is transferred. Under contracts where it is determined that control of the natural gas transfers at the wellhead, any fees incurred to gather or process the unprocessed natural gas are treated as a reduction of the sales price of unprocessed natural gas, and therefore revenues from such transactions are presented on a net basis. Under contracts where it is determined that control of the natural gas transfers at the tailgate of the midstream entity’s processing plant, revenues are presented on a gross basis for amounts expected to be received from the midstream company or third party purchasers through the gathering and treating process and presented as "Natural gas" or "Natural gas liquids" and any fees incurred to gather or process the natural gas are presented separately as “Gathering and other " on the unaudited condensed consolidated statements of operations.

Under certain contracts, the Company may elect to take its residue gas and/or natural gas liquids in-kind at the tailgate of the midstream entity’s processing plant. The Company then sells the products to a customer at contractual delivery points at prices based on an index. In these instances, revenues are presented on a gross basis and any fees

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

incurred to gather, process or transport the commodities are presented separately as “Gathering and other "  on the unaudited condensed consolidated statements of operations.

Settlement statements for the Company’s natural gas and natural gas liquids production are typically received 30 days after the date of production and therefore the Company estimates the amount of production delivered to the customer and the price that will be received for that production. The majority of the Company’s natural gas and natural gas liquids prices are based on daily average pricing for the month. Historically, differences between the Company’s estimates and the actual revenue received have not been material. Payment under the Company’s natural gas gathering and processing contracts is typically due on or before the fifth day of the second month following the delivery month.

6. DIVESTITURES

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

During the three months ended March 31, 2019 (Predecessor), the Company recorded a gain of $0.9 million on the sale of the Water Assets on the unaudited condensed consolidated statements of operations in “(Gain) loss on sale of Water Assets.”

7. OIL AND NATURAL GAS PROPERTIES

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

The Successor Company’s policy of accounting for its treating equipment and gathering support facilities identifies these assets as part of the Company’s full cost pool due to their supporting nature to the Company’s oil and natural gas operations. The Company’s treating equipment and gathering support facilities were included in “Oil and natural gas properties, evaluated” on the unaudited condensed consolidated balance sheet as of the Emergence Date. Refer to Note 3, “Fresh-start Accounting,” for a discussion of the valuation approaches used.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At March 31, 2020 (Successor), the ceiling test value of the Company’s reserves was calculated based on the first‑day‑of‑the‑month average for the 12‑months ended March 31, 2020 of the West Texas Intermediate (WTI) crude oil spot price of $55.96 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first‑day‑of‑the‑month average for the 12‑months ended March 31, 2020 of the Henry Hub natural gas price of $2.30 MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties at March 31, 2020 did not exceed the ceiling amount.

At March 31, 2019 (Predecessor), the ceiling test value of the Company’s reserves was calculated based on the first‑day‑of‑the‑month average for the 12‑months ended March 31, 2019 of the WTI crude oil spot price of $63.06 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first‑day‑of‑the‑month average for the 12‑months ended March 31, 2019 of the Henry Hub natural gas price of $3.07 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties at March 31, 2019 exceeded the ceiling amount by $275.2 million ($217.4 million after taxes) which resulted in a ceiling test impairment charge of that amount for the quarter. The impairment was recorded in “Full cost ceiling test impairment” on the unaudited condensed consolidated statements of operations. The ceiling test impairment was driven by a decrease in the first‑day‑of‑the‑month average price for crude oil used in the ceiling test calculation and the Company’s intent to expend capital only on its most economic areas. As such, the Company identified certain leases in the Hackberry Draw area with near‑term expirations and transferred approximately $51.0 million of associated unevaluated property costs to the full cost pool during the three months ended March 31, 2019 (Predecessor).

Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties to the full cost pool, capital spending, and other factors will determine the Company’s ceiling test calculation and impairment analyses in future periods.

8. LONG‑TERM DEBT

Long‑term debt as of March 31, 2020 and December 31, 2019 (Successor) consisted of the following (in thousands):

Successor
	March 31, 2020	December 31, 2019
Senior revolving credit facility	$ 170,000	$ 144,000

Senior Revolving Credit Facility

On the Effective Date, the Company entered into a senior secured revolving credit agreement, as amended, (the Senior Credit Agreement) with Bank of Montreal, as administrative agent, and certain other financial institutions party thereto, as lenders, which refinanced the Predecessor Company’s Amended and Restated Senior Secured Revolving Credit Agreement (the Predecessor Credit Agreement). The Senior Credit Agreement provides for a $750.0 million senior secured reserve‑based revolving credit facility with a current borrowing base of $200.0 million. At March 31,

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2020 (Successor), the Company had $170.0 million indebtedness outstanding and approximately $4.4 million letters of credit outstanding.  Under the current borrowing base of $200.0 million, the Company would have approximately $25.6 million of borrowing capacity available under the Senior Credit Agreement as of March 31, 2020 (Successor).

A portion of the Senior Credit Agreement, in the amount of $50.0 million, is available for the issuance of letters of credit. The maturity date of the Senior Credit Agreement is October 8, 2024. Redeterminations will occur semi-annually on May 1 and November 1, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company’s oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 1.50% to 2.50% for ABR-based loans or at specified margins over LIBOR of 2.50% to 3.50% for Eurodollar-based loans, which margins may be increased one-time by not more than 50 basis points per annum if necessary in order to successfully syndicate the Senior Credit Agreement. These margins fluctuate based on the Company’s utilization of the facility.

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

The Senior Credit Agreement contains certain events of default, including non-payment; breaches of representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Credit Agreement also contains certain financial covenants, including maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) of not greater than 3.50 to 1.00 and (ii) a Current Ratio (as defined in the Senior Credit Agreement) of not less than 1.00 to 1.00, both commencing with the fiscal quarter ending March 31, 2020. As of March 31, 2020 (Successor), the Company was in compliance with the financial covenants under the Senior Credit Agreement.

On April 30, 2020 (Successor), the Company entered into the Second Amendment to the Senior Credit Agreement (Second Amendment) which among other things, (i) reduced the borrowing base to $200.0 million effective from April 30, 2020, which shall then be reduced by $5.0 million monthly starting September 1, 2020 until November 1, 2020, so that the borrowing base is scheduled to be $185.0 million on November 1, 2020, provided the borrowing base redetermination scheduled for November 1, 2020 shall occur pursuant to the terms of the Senior Credit Agreement, (ii) increased interest margins to 1.50% to 2.50% for ABR-based loans and 2.50% to 3.50% for Eurodollar-based loans, (iii) provided that should the Company’s Consolidated Cash Balance (as defined pursuant to the Second Amendment) exceed $10.0 million, such amounts shall be used to prepay any borrowings under the Senior Credit Agreement and thereafter, to the extent of any uncollateralized letters of credit exposure, shall be cash collateralized in accordance with the Senior Credit Agreement and (iv) allowed for a replacement benchmark rate to the London Interbank Offered Rate (which may include SOFR, Compounded SOFR or Term SOFR).

The Second Amendment also added provisions related a loan (PPP Loan) incurred by the Company from the U.S. Small Business Administration, under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent,

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and utilities. The Company intends to use, and the Second Amendment requires the Company to use, the PPP Loan proceeds for CARES Forgivable Uses under the CARES Act.

Additionally, the Second Amendment waived, for the fiscal quarter ended June 30, 2020, that the Company comply with the requirement under the Senior Credit Agreement that the Company unwind certain swap agreements for which settlement payments are calculated in such fiscal quarter to exceed 100% of actual production.

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

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2020 and December 31, 2019 (Successor) (in thousands):

	Successor
	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	109,119	$—	109,119

Liabilities
Liabilities from derivative contracts	$—	4,445	$—	4,445

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, restricted cash, accounts receivable, noncurrent accounts receivable and accounts payable approximates their carrying value due to their short‑term nature. The estimated fair value of the Company’s Senior Credit Agreement approximates carrying value because the interest rates approximate current market rates.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company’s hedge policies and objectives may change significantly as its operational profile changes. The Company does not enter into derivative contracts for speculative trading purposes.

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of March 31, 2020 (Successor), the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Senior Credit Agreement or are uncollateralized trades.

The Company’s crude oil, natural gas and natural gas liquids derivative positions at any point in time may consist of fixed-price swaps, costless put/call collars, basis swaps and WTI NYMEX rolls. Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. Basis swaps effectively lock in a price differential between regional prices (i.e. Midland) where the product is sold and the relevant pricing index under which the oil production is hedged (i.e. Cushing). WTI NYMEX roll agreements account for pricing adjustments to the trade month versus the delivery month for contract pricing. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations.

All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 (Successor) (in thousands):

		Successor			Successor
Derivatives not designated as		Asset derivative contracts			Liability derivative contracts
hedging contracts under ASC 815	Balance sheet location	March 31, 2020	December 31, 2019	Balance sheet location	March 31, 2020	December 31, 2019
Commodity contracts	Current assets - assets from derivative contracts	$71,353	$4,995	Current liabilities - liabilities from derivative contracts	$(3,972)	$(8,069)
Commodity contracts	Other noncurrent assets - assets from derivative contracts	37,766	224	Other noncurrent liabilities - liabilities from derivative contracts	(473)	(4,854)
Total derivatives not designated as hedging contracts under ASC 815		$109,119	$5,219		$(4,445)	$(12,923)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

		Amount of gain or (loss) recognized in income on derivative contracts for the
		Successor	Predecessor
		Three Months	Three Months
Derivatives not designated as	Location of gain or (loss) recognized in	Ended	Ended
hedging contracts under ASC 815	income on derivative contracts	March 31, 2020	March 31, 2019
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	$112,378	$(68,169)
Realized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	5,921	3,370
Total net gain (loss) on derivative contracts		$118,299	$(64,799)

At March 31, 2020 and December 31, 2019 (Successor), the Company had the following open crude oil and natural gas derivative contracts:

			Successor
			March 31, 2020
				Floors		Ceilings		Basis Differential
			Volume in		Weighted		Weighted		Weighted
			Mmbtu's/	Price /	Average	Price /	Average	Price /	Average
Period	Instrument	Commodity	Bbl's	Price Range	Price	Price Range	Price	Price Range	Price
April 2020 - June 2020	Fixed-Price Swap	Crude Oil	91,000	$55.74	$55.74	$—	$—	$-	$-
April 2020 - June 2020	Basis Swap	Crude Oil	182,000					0.75	0.75
April 2020 - June 2020	WTI NYMEX Roll	Crude Oil	182,000	0.61	0.61
April 2020 - September 2020	Fixed-Price Swap	Natural Gas	640,000	2.61	2.61
April 2020 - December 2020	Fixed-Price Swap	Crude Oil	550,000	55.68 - 60.00	57.84
April 2020 - December 2020	Collar	Crude Oil	412,500	50.00	50.00	70.00	70.00
April 2020 - December 2020	Call	Crude Oil	1,760,000			70.00	70.00
April 2020 - December 2020	Put	Crude Oil	687,500	55.00	55.00
April 2020 - December 2020	Basis Swap	Crude Oil	1,375,000					0.67 - 0.85	0.72
April 2020 - December 2020	WTI NYMEX Roll	Crude Oil	1,375,000	0.37 - 0.54	0.43
April 2020 - December 2020	Fixed-Price Swap	Natural Gas	2,200,000	2.55 - 2.57	2.56
July 2020 - September 2020	Fixed-Price Swap	Crude Oil	92,000	58.20	58.20
July 2020 - September 2020	Basis Swap	Crude Oil	92,000					0.90	0.90
July 2020 - September 2020	WTI NYMEX Roll	Crude Oil	92,000	0.63	0.63
July 2020 - December 2020	Fixed-Price Swap	Crude Oil	184,000	32.60	32.60
July 2020 - December 2020	Basis Swap	Crude Oil	368,000					(2.20) - 0.95	(0.63)
July 2020 - December 2020	WTI NYMEX Roll	Crude Oil	368,000	(1.10) - 0.64	(0.23)
October 2020 - December 2020	Fixed-Price Swap	Crude Oil	92,000	56.80	56.80
October 2020 - December 2020	Basis Swap	Crude Oil	92,000					0.95	0.95
October 2020 - December 2020	WTI NYMEX Roll	Crude Oil	92,000	0.51	0.51
January 2021 - March 2021	Fixed-Price Swap	Crude Oil	180,000	55.55 - 56.08	55.82
January 2021 - March 2021	Basis Swap	Crude Oil	180,000					1.00 - 1.05	1.03
January 2021 - March 2021	WTI NYMEX Roll	Crude Oil	180,000	0.42 - 0.48	0.45
January 2021 - June 2021	Fixed-Price Swap	Crude Oil	181,000	32.60	32.60
January 2021 - June 2021	Basis Swap	Crude Oil	181,000					(2.20)	(2.20)
January 2021 - June 2021	WTI NYMEX Roll	Crude Oil	181,000	(1.10)	(1.10)
April 2021 - June 2021	Fixed-Price Swap	Crude Oil	91,000	54.60	54.60
April 2021 - June 2021	Basis Swap	Crude Oil	91,000					1.05	1.05
April 2021 - June 2021	WTI NYMEX Roll	Crude Oil	91,000	0.32	0.32
January 2021 - December 2021	Fixed-Price Swap	Crude Oil	1,460,000	50.70 - 52.80	51.91
January 2021 - December 2021	Basis Swap	Crude Oil	1,460,000					0.82 - 0.95	0.85
January 2021 - December 2021	WTI NYMEX Roll	Crude Oil	1,460,000	0.13 - 0.14	0.14
January 2021 - December 2021	Fixed-Price Swap	Natural Gas	2,190,000	2.47 - 2.48	2.47
January 2022 - December 2022	Fixed-Price Swap	Crude Oil	1,460,000	51.50	51.50
January 2022 - December 2022	Basis Swap	Crude Oil	1,460,000					0.85 - 0.95	0.88
January 2022 - December 2022	WTI NYMEX Roll	Crude Oil	1,460,000	-	-

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at March 31, 2020 and December 31, 2019 (Successor) (in thousands):

	Successor		Successor
	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019

Gross Amounts Presented in the Consolidated Balance Sheet	$109,119	$5,219	$(4,445)	$(12,923)
Amounts Not Offset in the Consolidated Balance Sheet	(4,445)	(4,557)	4,445	4,557
Net Amount	$104,674	$662	$—	$(8,366)

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

In response to changing market conditions, the Company plans to temporarily shut-in a portion of its production, which resulted in the Company terminating certain derivative contracts in April 2020 (Successor). The Company terminated 217,000 Bbls of its crude oil fixed-price swaps, collars and put positions for the month of May 2020 (Successor). A portion of the positions were entered into after March 31, 2020 (Successor). The Company received approximately $4.8 million for these terminations.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded the following activity related to its ARO liability (inclusive of the current portion) (in thousands):

Liability for asset retirement obligations as of December 31, 2019 (Successor)	$10,590
Additions	105
Accretion expense	149
Liability for asset retirement obligations as of March 31, 2020 (Successor)	$10,844

12. COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2020 (Successor), the Company has an active drilling rig commitment of approximately $1.2 million that will be incurred during 2020. Termination of the active drilling rig commitment would require an early termination penalty of $1.0 million, which would be in lieu of paying the active drilling rig commitment of $1.2 million.

As of March 31, 2020 (Successor), the Company has purchase commitments related to equipment of approximately $1.6 million that will be incurred during 2020.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of March 31, 2020 (Successor), the Company had in place three long-term crude oil contracts and 14 long-term natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Each Warrant represents the right to purchase one share of common stock at the applicable exercise price, subject to adjustment as provided in the Warrant Agreement and as summarized below. On the Effective Date, the Company issued (i) Series A Warrants to purchase an aggregate of 1,798,322 shares of common stock, with an initial exercise price of $40.17 per share, (ii) Series B Warrants to purchase an aggregate of 2,247,985 shares of common stock, with an initial exercise price of $48.28 per share and (iii) Series C Warrants to purchase an aggregate of 2,890,271 shares of common stock, with an initial exercise price of $60.45 per share. Each series of Warrants issued under the Warrant Agreement has a three-year term, expiring on October 8, 2022. The strike price of each series of Warrants issued under the Warrant Agreement increases monthly at an annualized rate of 6.75%, compounding monthly, as provided in the Warrant Agreement. As of March 31, 2020 (Successor),  the Company had 1.8 million Series A, 2.2 million Series B and 2.9 million Series C warrants outstanding with corresponding exercise prices of $41.03,  $49.37 and $61.89, respectively.

The Warrants do not grant the Warrant Holder any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of our business.  Refer to Note 2 “Reorganization” for further details.

On September 9, 2016, the Predecessor Company issued 4.7 million warrants. The warrants could be exercised to purchase 4.7 million shares of the Predecessor Company's common stock at an exercise price of $14.04 per share. The holders were entitled to exercise the warrants in whole or in part at any time prior to expiration on September 9, 2020. Upon emergence from chapter 11 bankruptcy, all outstanding warrants were cancelled. Refer to Note 2, “Reorganization,” for further details.

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

On January 29, 2020, the Successor Company’s board of directors adopted the 2020 Long-Term Incentive Plan (the 2020 Plan). An aggregate of approximately 1.5 million shares of the Successor Company’s common stock were available for grant pursuant to awards under the 2020 Plan. As of March 31, 2020 (Successor), a maximum of 0.2 million shares of the Successor Company’s common stock remained reserved for issuance under the 2020 Plan.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

For the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), the Company recognized expense of $0.4 million and a credit of $6.8 million, respectively, related to stock-based-compensation recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations. During the three months ended March 31, 2019 (Predecessor), senior executives departed the Company. In accordance with the terms of these senior executives' employment agreements, unvested stock options and unvested shares of restricted stock were modified to vest immediately upon termination. For the three months ended March 31, 2019 (Predecessor), the Company recognized an incremental reduction to stock-based compensation expense of $8.4 million, respectively, associated with these modifications.

Stock Options

From time to time, the Company grants stock options under the 2020 Plan covering shares of common stock to employees of the Successor Company and granted stock options under the 2016 Plan covering shares of common stock to employees of the Predecessor Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. Awards granted under the 2020 Plan typically vest over a four year period at a rate of one-fourth on the annual anniversary date of the grant and expire seven years from the date of grant.  Awards granted under the 2016 Plan typically vested over a three year period at a rate of one-third on the annual anniversary date of the grant and expired ten years from the grant date.

During the three months ended March 31, 2020 (Successor), the Company granted stock options under the 2020 Plan covering 0.5 million shares of common stock to employees of the Company.  These stock options have exercise prices ranging from $18.91 to $37.83 with a weighted exercise price of $28.32 per share. At March 31, 2020 (Successor), the Company had $1.5 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 2.4 years.

No stock options were granted during the three months ended March 31, 2019 (Predecessor). At March 31, 2019 (Predecessor), the Company had $1.5 million of unrecognized compensation expense related to non‑vested stock options to be recognized over a weighted‑average period of 0.8 years. Immediately prior to emergence from chapter 11 bankruptcy, all outstanding stock options under the 2016 Plan were cancelled. Refer to Note 2, “Reorganization,” for further details.

Restricted Stock

From time to time, the Company grants shares of restricted stock units (RSUs) under the 2020 Plan to employees of the Successor Company and granted shares of restricted stock under the 2016 Plan to employees and non-employee directors of the Predecessor Company. Under the 2020 Plan, employee RSUs will vest and convert to shares typically over a four year period at a rate of one-fourth on the annual anniversary date of the grant or when the performance or market conditions described below occur. Under the 2016 Plan, employee shares typically vested over a three year period at a rate of one-third on the annual anniversary date of the grant, and the non-employee directors' shares vested six months from the date of grant.

During the three months ended March 31, 2020 (Successor), the Company granted 0.9 million shares of RSUs with the vesting conditions and fair values described below under the 2020 Plan to employees of the Company.  At March 31, 2020 (Successor), the Company had $6.4 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted-average period of 3.2 years.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	0.4 million RSUs granted will vest over four years at a rate one-fourth on the annual anniversary of date of the grant. These RSUs were granted at a fair value of $11.89 per share.
•

0.2 million RSUs granted will vest in full only upon achievement of certain business combination goals, as defined in the award agreements. These RSUs were granted at a fair value of $11.89 per share.  As of March 31, 2020, a business combination, as defined in the awards agreement, had not been consummated and was not considered probable. As such, no expense has been recognized for the RSUs with business combination vesting conditions.

•

0.3 million RSUs granted will vest in full or in part or may terminate based on the Company’s total shareholder return relative to the total shareholder return of certain of its peer companies over the four year period ending on February 20, 2024 as defined in the award agreements.  These RSUs were granted at a fair value of $6.48 per share.

During the three months ended March 31, 2019 (Predecessor), the Company granted 4.2 million shares of restricted stock under the 2016 Plan to employees of the Company. These restricted shares were granted at $1.29 per share. At March 31, 2019 (Predecessor), the Company had $8.2 million of unrecognized compensation expense related to non‑vested restricted stock awards to be recognized over a weighted‑average period of 1.8 years. Immediately prior to emergence from chapter 11 bankruptcy, all outstanding unvested restricted stock granted under the 2016 Plan was vested. Refer to Note 2, "Reorganization," for further details.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. EARNINGS PER SHARE

On October 8, 2019, upon emergence from chapter 11 bankruptcy, the Predecessor Company’s equity was cancelled and new equity was issued. Refer to Note 2, “Reorganization,” for further details.

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Basic:
Net income (loss)	$114,491	$(336,559)
Weighted average basic number of common shares outstanding	16,204	158,549
Basic net income (loss) per share of common stock	$7.07	$(2.12)
Diluted:
Net income (loss)	114,491	(336,559)

Weighted average basic number of common shares outstanding	16,204	158,549
Common stock equivalent shares representing shares issuable upon:
Exercise of Predecessor stock options	—	Anti-dilutive
Exercise of Predecessor warrants	—	Anti-dilutive
Vesting of Predecessor restricted shares	—	Anti-dilutive
Exercise of Successor Series A Warrants	Anti-dilutive	—
Exercise of Successor Series B Warrants	Anti-dilutive	—
Exercise of Successor Series C Warrants	Anti-dilutive	—
Exercise of Successor stock options	Anti-dilutive	—
Vesting of Successor restricted share units	Anti-dilutive	—
Weighted average diluted number of common shares outstanding	16,204	158,549
Diluted net income (loss) per share of common stock	$7.07	$(2.12)

Common stock equivalents, including warrants, options and restricted stock units, totaling 7.3 million shares for the three months ended March 31, 2020 (Successor) were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

Common stock equivalents, including stock options, restricted shares and warrants, totaling 14.9 million shares for the three months ended March 31, 2019 (Predecessor) were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net loss.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	Successor
	March 31, 2020	December 31, 2019
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$19,321	$36,367
Joint interest accounts	6,042	10,145
Other	4,897	1,992
	$30,260	$48,504
Prepaids and other:
Prepaids	$1,057	$2,093
Income tax receivable	1,250	1,250
Funds in escrow	4,000	4,000
Other	34	36
	$6,341	$7,379
Other assets:
Joint interest accounts	$5,442	$—
Funds in escrow	581	580
Other	125	123
	$6,148	$703
Accounts payable and accrued liabilities:
Trade payables	$23,501	$36,038
Accrued oil and natural gas capital costs	41,202	22,781
Revenues and royalties payable	16,606	25,457
Accrued interest expense	335	604
Accrued employee compensation	141	2,947
Accrued lease operating expenses	10,563	9,230
Other	237	276
	$92,585	$97,333

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor) and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Successor).

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

Statements in this discussion may be forward‑looking. These forward‑looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. For more information, see “Special note regarding forward‑looking statements.”

Overview

We are an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. During 2017 (Predecessor), we acquired certain properties in the Delaware Basin and divested our assets located in the Williston Basin in North Dakota and in the El Halcón area of East Texas. As a result, our properties and drilling activities are currently focused in the Delaware Basin, where we have an extensive drilling inventory that we believe offers attractive long-term economics.

During the first three months of 2020 (Successor), production averaged 18,791 Boe/d compared to our average production of 17,089 Boe/d during the first three months of 2019 (Predecessor). Our average daily oil and natural gas production increased in the first three months of 2020 (Successor) when compared to the same period in the prior year due to our drilling activities in Monument Draw and West Quito Draw. For the three months ended March 31, 2020 (Successor), we drilled and cased 3.0 gross (3.0 net) operated wells, completed 5.0 gross (4.3 net) operated wells, and put online 6.0 gross (5.3 net) operated wells.

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

Oil and natural gas prices are inherently volatile and sustained lower commodity prices could have a material impact upon our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the crude oil price for April 2020 of $20.31 per barrel, and holding it constant for two months to create a trailing 12-month period of average prices, that is more reflective of recent price trends, our ceiling amount related to the net book value of our oil and natural gas properties would have been reduced and would have generated an impairment of $205.5 million, holding all other inputs and factors constant. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Recent Developments

Risk and Uncertainties

      We are closely monitoring the current and potential impacts of the novel coronavirus (COVID-19) pandemic on our business, including how it has and may impact our operations, financial results, liquidity, contractors, customers, employees and vendors, and taking appropriate actions in response, including reducing capital expenditures, temporarily shutting-in producing wells, and implementing various measures to ensure the continued operation of our business in a safe and secure manner. Governmental actions to contain the COVID-19 pandemic have contributed to an economic downturn, reduced demand for oil and natural gas and, together with a  price war between the Organization of Petroleum Exporting Countries (OPEC)/Saudi Arabia and Russia, have depressed oil and natural gas prices to historically low levels. Although OPEC and Russia agreed in April to reduce production, downward pressure on prices has continued and could continue for the foreseeable future, particularly given concerns over available storage capacity and the impacts of the current economic downturn on demand. We are unable to predict the impact that these events will have on us due to numerous uncertainties, including the severity and duration of the COVID-19 outbreak and the effects that governmental or other actions taken to limit the extent and duration of the outbreak, in conjunction with worsening economic conditions, will have on our business, demand for oil and natural gas, and oil and natural gas prices. The health of our employees, contractors and vendors, and our ability to meet staffing needs in our operations and critical functions cannot be predicted, nor can the impact on our customers, vendors and contractors. Any material effect on these parties could adversely impact us. These and other factors could affect the Company’s operations, earnings and cash flows and could cause our results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results. For further information regarding the actual and potential impacts of COVID-19 on us, see “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q.

Acid Gas Injection Well Permit

During the three months ended March 31, 2020 (Successor), we received permits from the Texas Railroad Commission and the Texas Commission on Environmental Quality to construct and operate an acid gas injection well by converting an existing producing gas well.  Acid gas injection provides a more cost effective alternative to sour gas treating, and offers the opportunity for lower operating costs in the future.

Successor Senior Revolving Credit Facility

On April 30, 2020 (Successor), we entered into the Second Amendment to the Senior Credit Agreement (Second Amendment) which among other things, (i) reduced the borrowing base to $200.0 million effective from April 30, 2020, which shall then be reduced by $5.0 million monthly starting September 1, 2020 until November 1, 2020, so that the borrowing base is scheduled to be $185.0 million on November 1, 2020, provided the borrowing base redetermination scheduled for November 1, 2020 shall occur pursuant to the terms of the Senior Credit Agreement, (ii) increased interest margins to 1.50% to 2.50% for ABR-based loans and 2.50% to 3.50% for Eurodollar-based loans, (iii) provided that should our Consolidated Cash Balance (as defined pursuant to the Second Amendment) exceed $10.0 million, such amounts shall be used to prepay any borrowings under the Senior Credit Agreement and thereafter, to the extent of any uncollateralized letters of credit exposure, shall be cash collateralized in accordance with the Senior Credit Agreement and (iv) allowed for a replacement benchmark rate to the London Interbank Offered Rate (which may include SOFR, Compounded SOFR or Term SOFR).

The Second Amendment also added provisions related a loan (PPP Loan) incurred by us from the U.S. Small Business Administration, under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. We intend to use, and the Second Amendment requires us to use, the PPP Loan proceeds for CARES Forgivable Uses under the CARES Act.

Additionally, the Second Amendment waived, for the fiscal quarter ended June 30, 2020, that we comply with the requirement under the Senior Credit Agreement that we unwind certain swap agreements for which settlement payments are calculated in such fiscal quarter to exceed 100% of actual production.

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

Capital Resources and Liquidity

     In March 2020 (Successor), the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 outbreak and associated government restrictions have significantly impacted economic activity and markets and have dramatically reduced current and anticipated demand for oil and natural gas, adversely impacting the prices we receive for our production.  As a result of commodity price declines, we realized lower revenue in March 2020 (Successor).  Also in response to current market conditions, we have scaled back our operations, including temporary shut-ins of a portion of our production.

      Continued actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from current efforts to contain the COVID-19 coronavirus or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price received for oil and natural gas production, inhibiting our lenders from funding borrowings under our Senior Credit Agreement or resulting in our lenders reducing the borrowing base under our Senior Credit Agreement.  Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations, cash flows and, potentially, the borrowing capacity under our Senior Credit Agreement.

Our 2020 drilling and completion budget, approved by our board in December 2019, contemplated running one operated rig in the Delaware Basin during the year. That budget contemplated spending approximately $123 million to $138 million in capital expenditures, including drilling, completions, support infrastructure and other capital costs, to drill seven to ten gross operated wells and to put online 12 to 14 gross operated wells during the year. We continuously monitor changes in market conditions and adapt our operational plans as necessary in order to maintain financial flexibility, preserve acreage, and meet our contractual obligations. As a result of changes in market conditions and commodity prices in March 2020, we have scaled back our capital operations and currently expect that our expenditures for the remainder of 2020 will decline significantly from the levels incurred during the three months ended March 31, 2020 and that we maintain the upper end of our anticipated full year 2020 capital expenditures to be approximately $76 million, subject to our continuing evaluation in light of market conditions and the risks and uncertainties detailed elsewhere in this report.

Our near‑term capital spending requirements are expected to be funded with cash and cash equivalents on hand, cash flows from operations, and borrowings under our Senior Credit Agreement, which has a current borrowing base of $200.0 million. At March 31, 2020 (Successor), we had $170.0 million of indebtedness outstanding and approximately $4.4 million letters of credit outstanding. Under the current borrowing base of $200.0 million, we would have $25.6 million of borrowing capacity available under the Senior Credit Agreement as of March 31, 2020 (Successor). Amounts

borrowed under the Senior Credit Agreement will mature on October 8, 2024. Our borrowing base is redetermined on a semi-annual basis (with us and the lenders each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations) and adjusted based on the estimated value of our oil and natural gas reserves and other relevant factors.

The Senior Credit Agreement contains certain financial covenants, including maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) of not greater than 3.50 to 1.00 and (ii) a Current Ratio (as defined in the Senior Credit Agreement) of not less than 1.00:1.00, both commencing with the fiscal quarter ending March 31, 2020. As of March 31, 2020 (Successor), we were in compliance with the financial covenants under the Senior Credit Agreement.

When commodity prices decline significantly, as they have recently, our ability to finance our capital budget and operations may be adversely impacted. While we use derivative instruments to provide partial protection against declines in oil, natural gas and natural gas liquids prices, the total volumes we hedge are less than our expected production, varies from period to period based on our view of current and future market conditions and generally extends up to approximately 36 months. This variation in hedged volumes may result in our liquidity being susceptible to commodity price declines. As of October 8, 2019, the Senior Credit Agreement contained minimum hedging requirements. Specifically, for the first twelve months and for months 13 to 24 following October 8, 2019, that 75% and 50%, respectively, of anticipated production from proved developed producing reserves be covered by hedges. While production volumes naturally decrease over time, we currently have approximately 90%, 100%, and 75% of remaining 2020, 2021, and 2022 anticipated production from proved developed producing reserves hedged at weighted average prices of $52.21, $45.51 and $52.38 per barrel, respectively. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

We have in the past obtained amendments to the covenants under our Predecessor Credit Agreements under circumstances where we anticipated that it might be challenging for us to comply with our financial covenants for a particular period of time. As part of our plan to manage liquidity risks, we scaled back our capital expenditures budget, focused our drilling program on our highest return projects, continued to explore opportunities to divest non-core properties, entered into a Restructuring Support Agreement to restructure our indebtedness and, on August 7, 2019, filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas to pursue a prepackaged plan of reorganization. On September 24, 2019, the Bankruptcy Court entered an order confirming our plan of reorganization and on October 8, 2019, we emerged from chapter 11 bankruptcy. Our strategic decision to transform into a pure-play, single basin company focused on the Delaware Basin in West Texas resulted in us divesting our producing properties located in other areas and acquiring primarily undeveloped acreage in the Delaware Basin. Our drilling activities since acquiring the assets required significant capital expenditure outlays to replenish production and related EBITDA. These and other factors adversely impacted our ability to comply with our debt covenants under the Predecessor Credit Agreement by reducing our production, reserves and EBITDA on a current and a pro forma historical basis, while making us more susceptible to fluctuations in performance and compliance more challenging. In addition, we encountered certain operational challenges that impacted our ability to comply, including, elevated levels of hydrogen sulfide in the natural gas produced from our Monument Draw wells, and limited and expensive treatment and transportation options. Severance payments to executives in 2019 also impacted our ability to comply with our financial covenants.

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

Cash Flow

During the three months ended March 31, 2020 (Successor), cash on hand supplemented with borrowings under our Senior Credit Agreement were used to fund our drilling and completion program. During the three months ended March 31, 2019 (Predecessor), cash on hand supplemented with borrowings under our Predecessor Credit Agreement were used to fund our drilling and completion program. See “Results of Operations” for a review of the impact of prices and volumes on operating revenues.

Net increase (decrease) in cash,  cash equivalents and restricted cash is summarized as follows (in thousands):

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019

Cash flows provided by (used in) operating activities	$12,343	$(36,834)
Cash flows provided by (used in) investing activities	(47,648)	(114,431)
Cash flows provided by (used in) financing activities	25,968	104,594
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,337)	$(46,671)

Operating Activities. Net cash flows provided by operating activities for the three months ended March 31, 2020 (Successor) and net cash flows used in operating activities for the three months ended March 31, 2019 (Predecessor) were $12.3 million and $36.8 million, respectively.

Operating cash flows for the three months ended March 31, 2020 (Successor) increased from the comparable prior year period due to decreases in our operating expenses associated with our focus on efficiencies and cost savings and a decrease in interest expense associated with lower outstanding debt due to our chapter 11 bankruptcy.  These decreases in expenditures were partially offset by decreased oil and natural gas revenues as a result of lower realized commodity prices.

Operating cash flows for the three months ended March 31, 2019 (Predecessor) decreased from the comparable prior year period due to increases in our operating expenses, primarily severances paid to executives, natural gas treating costs, and third party water hauling and disposal costs, which were partially offset by increased oil and natural gas revenues and realized settlements on our derivative contracts.

Investing Activities.    Net cash flows used in investing activities for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor) were approximately $47.6 million and $114.4 million, respectively.

During the three months ended March 31, 2020 (Successor), we spent $48.2 million on oil and natural gas capital expenditures, of which $26.0 million related to drilling and completion costs and $21.8 million related to the development of our treating equipment and our gathering support infrastructure.  In addition, we received $0.5 million in insurance proceeds associated with a casualty loss on our support infrastructure.

During the three months ended March 31, 2019 (Predecessor), we spent $81.1 million on oil and natural gas capital expenditures, of which $76.7 million related to drilling and completion costs. We also spent approximately $30.6 million on capital expenditures related to the development of our natural gas treating equipment and our gathering support infrastructure.

Financing Activities. Net cash flows provided by financing activities for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor) were $26.0 million and $104.6 million, respectively.

During the three months ended March 31, 2020 (Successor), net borrowings of $26.0 million under our Senior Credit Agreement were used to fund our drilling and completions program and the development of our treating equipment and gathering support facilities.

During the three months ended March 31, 2019 (Predecessor), net borrowings of $105.0 million under our Predecessor Credit Agreement were used to fund our drilling and completions program, as well as the development of our treating infrastructure and our gathering support infrastructure.

Senior Revolving Credit Facility

On the Effective Date, we entered into the Senior Credit Agreement with Bank of Montreal, as administrative agent, and certain other financial institutions party thereto, as lenders. The Senior Credit Agreement, as amended, provides for a $750.0 million senior secured reserve-based revolving credit facility with a current borrowing base of $200.0 million. A portion of the Senior Credit Agreement, in the amount of $50.0 million, is available for the issuance of letters of credit. The maturity date of the Senior Credit Agreement is October 8, 2024. Redeterminations will occur semi-annually on May 1 and November 1, with the lenders and us each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of our oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 1.50% to 2.50% for ABR-based loans or at specified margins over LIBOR of 2.50% to 3.50% for Eurodollar-based loans, which margins may be increased one-time by not more than 50 basis points per annum if necessary in order to successfully syndicate the Senior Credit Agreement. These margins fluctuate based on our utilization of the facility.

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

On April 30, 2020 (Successor), we entered into the Second Amendment to the Senior Credit Agreement (Second Amendment) which among other things, (i) reduced the borrowing base to $200.0 million effective from April 30, 2020, which shall then be reduced by $5.0 million monthly starting September 1, 2020 until November 1, 2020, so that the borrowing base is scheduled to be $185.0 million on November 1, 2020, provided the borrowing base redetermination scheduled for November 1, 2020 shall occur pursuant to the terms of the Senior Credit Agreement, (ii) increased interest margins to 1.50% to 2.50% for ABR-based loans and 2.50% to 3.50% for Eurodollar-based loans, (iii) provided that should our Consolidated Cash Balance (as defined pursuant to the Second Amendment) exceed $10.0 million, such amounts shall be used to prepay any borrowings under the Senior Credit Agreement and thereafter, to the extent of any uncollateralized letters of credit exposure, shall be cash collateralized in accordance with the Senior Credit Agreement and (iv) allowed for a replacement benchmark rate to the London Interbank Offered Rate (which may include SOFR, Compounded SOFR or Term SOFR).

The Second Amendment also added provisions related a loan (PPP Loan) incurred by us from the U.S. Small Business Administration, under the Paycheck Protection Program (PPP) of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. We intend to use, and the Second Amendment requires us to use, the PPP Loan proceeds for CARES Forgivable Uses under the CARES Act.

 Additionally, the Second Amendment waived, for the fiscal quarter ended June 30, 2020, that we comply with the requirement under the Senior Credit Agreement that we unwind certain swap agreements for which settlement payments are calculated in such fiscal quarter to exceed 100% of actual production.

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

As of March 31, 2020 (Successor), we were in compliance with the financial covenants under the Senior Credit Agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019.

Results of Operations

Three Months Ended March 31, 2020 (Successor) and 2019 (Predecessor)

We reported net income of $114.5 million and a net loss $336.6 million for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. The table included below sets forth financial information for the periods presented.

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
In thousands (except per unit and per Boe amounts)	March 31, 2020	March 31, 2019
Net income (loss)	$114,491	$(336,559)
Operating revenues:
Oil	41,917	45,517
Natural gas	354	1,461
Natural gas liquids	4,753	4,945
Other	375	(7)
Operating expenses:
Production:
Lease operating	12,489	14,186
Workover and other	1,323	2,646
Taxes other than income	2,915	2,893
Gathering and other	10,547	14,869
Restructuring	418	11,271
General and administrative:
General and administrative	3,469	11,390
Stock-based compensation	387	(6,782)
Depletion, depreciation and accretion:
Depletion – Full cost	17,600	28,322
Depreciation – Other	281	1,553
Accretion expense	149	100
Full cost ceiling impairment	—	275,239
(Gain) loss on sale of Water Assets	—	885
Other income (expenses):
Net gain (loss) on derivative contracts	118,299	(64,799)
Interest expense and other	(1,629)	(12,589)
Income tax benefit (provision)	—	45,485

Production:
Oil – MBbls	937	921
Natural Gas - MMcf	2,539	1,941
Natural gas liquids – MBbls	350	293
Total MBoe(1)	1,710	1,538
Average daily production – Boe/d(1)	18,791	17,089

Average price per unit (2):
Oil price - Bbl	$44.74	$49.42
Natural gas price - Mcf	0.14	0.75
Natural gas liquids price - Bbl	13.58	16.88
Total per Boe(1)	27.50	33.76

Average cost per Boe:
Production:
Lease operating	$7.30	$9.22
Workover and other	0.77	1.72
Taxes other than income	1.70	1.88
Gathering and other	6.17	9.67
Restructuring	0.24	7.33
General and administrative:
General and administrative	2.03	7.41
Stock-based compensation	0.23	(4.41)
Depletion	10.29	18.41

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

Oil, natural gas and natural gas liquids revenues were $47.0 million and $51.9 million for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. For the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), production averaged 18,791 Boe/d and 17,089 Boe/d, respectively. Our average daily oil, natural gas and natural gas liquids production increased in the first three months of 2020 when compared to the same period in the prior year due to our drilling activities in Monument Draw and West Quito Draw. Average realized prices (excluding the effects of hedging arrangements) were $27.50 per Boe and $33.76 per Boe for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Lease operating expenses were $12.5 million and $14.2 million for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. On a per unit basis, lease operating expenses were $7.30 per Boe and $9.22 per Boe for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. The decrease in lease operating expenses in 2020 results from our focus on optimization of production operations and decreased salt water disposal costs.

Workover and other expenses were $1.3 million and $2.6 million for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. On a per unit basis, workover and other expenses were $0.77 per Boe and $1.72 per Boe for the months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. The decreased costs in 2020 relate to recent strides in improving well and completion designs and fewer workovers performed.

Taxes other than income were $2.9 million for both the three months ended March 31, 2020 (Successor) and 2019 (Predecessor). Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $1.70 per Boe and $1.88 per Boe for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively.

Gathering and other expenses were $10.5 million and $14.9 million for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production, operating expenses of our gathering support infrastructure, gas treating fees, rig stacking charges and other. Approximately $2.9 million and $3.8 million for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Approximately $7.6 million and $9.9 million for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively, relate to operating expenses on our treating equipment and gathering support facilities. Included in the three months ended March 31, 2019 (Predecessor) are $8.2 million of wellhead-level costs to remove hydrogen sulfide from natural gas produced from our Monument Draw properties. In April 2019 (Predecessor), we installed a hydrogen sulfide treating plant that more efficiently removes hydrogen sulfide from our produced natural gas and reduces our reliance on expensive wellhead-level treating. Also included are $0.8 million of rig stacking charges for the three months ended March 31, 2019 (Predecessor).

Restructuring expense was approximately $0.4 million and $11.3 million for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. During the three months ended March 31, 2020 (Successor), we incurred restructuring charges related to the consolidation into one corporate office and had reductions in our workforce due to efforts to improve efficiencies and go forward costs. During the three months ended March 31, 2019 (Predecessor), senior executives resigned from their positions. These were considered terminations without cause under their respective employment agreements, which entitled them to certain benefits.

General and administrative expense was $3.5 million and $11.4 million for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. The decrease in general and administrative expense primarily results from a reduction in our payroll and employee-related benefits.  In late March 2020, due to changes in market conditions and decreased commodity prices, we determined discretionary cash incentives related to 2019 would not be paid, causing a $1.6 million reduction to general and administrative expense for the period. Payroll and employee-related benefits also decreased due to a reduction in our workforce since the prior year period. The decrease in general and administrative costs also results from other administrative cost reductions as part of our continued focus on efficiencies and cost savings. On a per unit basis, general and administrative expenses were $2.03 per Boe and $7.41 per Boe for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively.

Stock-based compensation expense was $0.4 million and a credit of $6.8 million for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. During the three months ended March 31, 2019 (Predecessors), senior executives resigned from their positions. In accordance with the terms of these senior executives’ employment agreements, unvested stock options and unvested shares of restricted stock were modified to vest immediately upon termination. For the three months ended March 31, 2019 (Predecessor), we recognized an incremental reduction to stock-based compensation expense of $8.4 million associated with these modifications.

Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $17.6 million and $28.3 million for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. On a per unit basis, depletion expense was $10.29 per Boe and $18.41 per Boe for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. The lower depletion rate in the Successor period is attributable to the change in our depletable base as a result of the adoption of fresh-start accounting.

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

On December 20, 2018 (Predecessor), we sold our water infrastructure assets located in the Delaware Basin for a total adjusted purchase price of $210.9 million. We recognized a cumulative $115.9 million gain on the sale. The gain was reduced during the three months ended March 31, 2019 (Predecessor) by approximately $0.9 million as a result of customary post‑closing adjustments.

We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At March 31, 2020 (Successor), we had a $109.1 million derivative asset, $71.4 million of which was classified as current, and we had a $4.4 million derivative liability, $4.0 million of which was classified as current. We recorded a net derivative gain of $118.3 million ($112.4 million net unrealized gain and $5.9 million net realized gain on settled and early terminated contracts) for the three months ended March 31, 2020 (Successor) compared to a net derivative loss of $64.8 million ($68.2 million net unrealized loss and $3.4 million net realized gain on settled and early terminated contracts) for the three months ended March 31, 2019 (Predecessor).

Interest expense and other was $1.6 million and $12.6 million for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively. Interest expense for the Successor period represents interest associated with borrowings under the Senior Credit Agreement. Interest expense in the Predecessor period represents interest associated with the Predecessor Credit Agreement and the 6.75% senior notes. In addition to interest expense, during the three months ended March 31, 2019 (Predecessor), we paid fees associated with consents and amendments to our Predecessor Credit Agreement.

We recorded an income tax benefit of $45.5 million for the three months ended March 31, 2019 (Predecessor), resulting from the reduction to the deferred tax liability generated by the impact of the ceiling test impairment on oil and gas properties and the deferred tax asset created by the tax loss from operations. The 12% effective tax rate for the three months ended March 31, 2019 (Predecessor) differs from the 21% statutory rate because of non‑deductible executive compensation and non‑deductible realized built in losses.

Recently Issued Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, “Financial Statement Presentation.”

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of March 31, 2020  (Successor), we did not post collateral under any of our derivative contracts as they are secured under our Senior Credit Agreement or are uncollateralized trades. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 1.  Condensed Consolidated Financial Statements (Unaudited)—Note 10,  “Derivative and Hedging Activities,” for more details.

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying value due to their short‑term nature. See Item 1.  Condensed Consolidated Financial Statements (Unaudited)—Note 9, “Fair Value Measurements,” for additional information.

Interest Rate Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and ABR based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At March 31, 2020 (Successor), the principal amount of our debt was $170.0 million, all of which bears interest at floating and variable interest rates that, at our option, are tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At March 31, 2020 (Successor), the weighted average interest rate on our variable rate debt was 3.43% per year. If the balance of our variable interest rate at March 31, 2020 (Successor) were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $0.6 million per year.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2020 (Successor). On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the three months ended March 31, 2020 (Successor) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 12, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no changes to the risk factors described in our 2019 Annual Report on Form 10‑K, for the fiscal year ended December 31, 2019, except as described below.

Events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating and financial results.

In response to the novel coronavirus (COVID-19) pandemic governments around the world, including U.S. federal and state governments, have imposed restrictions intended to limit the extent and spread of the virus, including travel restrictions, quarantines and business closures. These and other actions could, among other things, impact the ability of our employees and contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting and lead to disruptions in our permitting activities and critical business relationships. Additionally, the COVID-19 outbreak and governmental restrictions have significantly impacted economic activity and markets and have dramatically reduced current and anticipated demand for oil and natural gas, adversely impacting the prices we receive for our production. The severity and duration of the current COVID-19 outbreak and the potential for future outbreaks are uncertain and difficult to predict.  COVID-19 or another similar outbreak may negatively impact our business in numerous ways, including, but not limited to, the following:

•	reducing our revenues if the outbreak results in a substantial or prolonged decrease in demand for oil and natural gas due to an economic downturn or recession;

•

disrupting our operations if our employees or contractors are unable to work due to illness or if our field operations are suspended or temporarily shut-down or restricted due to measures designed to contain the outbreak;

•

disrupting the operations of our midstream service providers, on whom we rely for the gathering, processing and transportation of our production, due to measures designed to contain the outbreak, and/or the difficult economic environment may lead to capital spending constraints, bankruptcy, the closing of facilities or inability to maintain infrastructure, which may adversely affect our ability to market our production, increase our costs, lower the prices we receive, or result in the shut-in of our producing wells or a delay or discontinuation of our development plans; and

•

the disruption and instability in the financial markets and the uncertainty in the general business environment may affect our ability to access capital, monetize assets and successfully execute our plans.

The COVID-19 pandemic may also have the effect of heightening many of the other risks set forth in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Any of these factors could have a material adverse effect on our business, operations, financial results and liquidity. Currently, oil and natural gas have declined to historically low levels and we have reduced our planned capital expenditures, delayed our drilling and completion plans and have begun shutting-in some of our producing wells, among other responses. We are unable to predict the ultimate adverse impact of COVID-19 on our business, which will depend on numerous evolving factors and future developments, including the length of time that the pandemic continues, its ongoing effect on the demand for oil and natural gas and the response of the overall economy and the financial markets after governmental restrictions are eased.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following documents are included as exhibits to this Quarterly Report on Form 10‑Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

3.1

Amended and Restated Certificate of Incorporation of Battalion Oil Corporation (formerly Halcón Resources Corporation) dated October 8, 2019, as amended by the Certificate of Amendment, dated January 21, 2020 (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed March 25, 2020).

3.2	Seventh Amended and Restated Bylaws of Battalion Oil Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8‑K filed January 27, 2020).
10.1

Senior Secured Revolving Credit Agreement, dated as of October 8, 2019, by and among Battalion Oil Corporation (formerly Halcón Resources Corporation), as borrower, Bank of Montreal, as administrative agent, and certain other financial institutions party thereto, as lenders (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 8, 2019).

10.1.1

First Amendment to the Senior Secured Revolving Credit Agreement, dated as of November 21, 2019, by and among Battalion Oil Corporation (formerly Halcón Resources Corporation), as borrower, Bank of Montreal, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 27, 2019).

10.1.2

Second Amendment to the Senior Secured Revolving Credit Agreement and Limited Consent, dated as of April 30, 2020, by and among Battalion Oil Corporation, as borrower, Bank of Montreal, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 or our Current Report on Form 8-K filed May 6, 2020).

10.2

Warrant Agreement, dated as of October 8, 2019, by and between Battalion Oil Corporation (formerly Halcón Resources Corporation) as Issuer and Broadridge Corporate Issuer Solutions, Inc., as warrant agent (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 8, 2019).

10.3

Registration Rights Agreement, dated as of October 8, 2019, by and among Battalion Oil Corporation (formerly Halcón Resources Corporation and each of the parties thereto, as investors (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 8, 2019).

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

BATTALION OIL CORPORATION

May 11, 2020	By:	/s/ RICHARD H. LITTLE
		Name:	Richard H. Little
		Title:	Chief Executive Officer

May 11, 2020	By:	/s/ RAGAN T. ALTIZER
		Name:	Ragan T. Altizer
		Title:	Executive Vice President, Chief Financial Officer and Treasurer