Form 10-Q
period 2020-06-30
BATTALION OIL CORP
filed 2020-08-10
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ⌧ No ◻

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ⌧ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	BATL	NYSE American

At August 6, 2020, 16,203,967 shares of the Registrant’s Common Stock were outstanding.

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 2020 and 2019	5
	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2020 and December 31, 2019	6
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30 2020 and the Year Ended December 31, 2019	7
	Condensed Consolidated Statement of Cash Flows (Unaudited) for the Six Months Ended June 30, 2020 and 2019	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	54
ITEM 4.	Controls and Procedures	55

PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	55
ITEM 1A.	Risk Factors	56
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
ITEM 3.	Defaults Upon Senior Securities	56
ITEM 4.	Mine Safety Disclosures	56
ITEM 5.	Other Information	57
ITEM 6.	Exhibits	58
Signatures		59

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, concerning, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. These forward-looking statements are identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, including, but not limited to, the following factors:

●	volatility in commodity prices for oil, natural gas and natural gas liquids;
●	impacts, and potential risks, related to actual or anticipated pandemics, such as the recent novel coronavirus (COVID-19) pandemic;
●	any impact of the ongoing COVID-19 pandemic on the health and safety of our employees;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	we have historically had substantial indebtedness and we may incur more debt in the future;
●	higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	drilling and operating risks, including accidents, equipment failures, fires, and leaks of toxic or hazardous materials which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	our ability to retain key members of senior management, the board of directors, and key technical employees;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand, and other treatment materials to carry out fracture stimulations in our completion operations;
●	our ability to secure adequate sour gas treating and/or sour gas take-away capacity in our Monument Draw area sufficient to handle production volumes;
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;

●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;
●	environmental risks;
●	exploration and development risks;
●	the possibility that the industry may be subject to future regulatory or legislative actions (including additional taxes and changes in environmental regulations);
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions in the United States will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access capital;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, such as the Middle East, and armed conflict or acts of terrorism or sabotage;
●	other economic, competitive, governmental, regulatory, legislative, including federal and state regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;
●	our insurance coverage may not adequately cover all losses that we may sustain; and
●	title to the properties in which we have an interest may be impaired by title defects.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$15,758	$53,232	$57,675	$98,749
Natural gas	836	(1,655)	1,190	(194)
Natural gas liquids	1,437	4,297	6,190	9,242
Total oil, natural gas and natural gas liquids sales	18,031	55,874	65,055	107,797
Other	463	504	838	497
Total operating revenues	18,494	56,378	65,893	108,294

Operating expenses:
Production:
Lease operating	10,300	13,473	22,789	27,659
Workover and other	539	1,368	1,862	4,014
Taxes other than income	1,493	3,308	4,408	6,201
Gathering and other	15,228	11,041	25,775	25,910
Restructuring	2,162	654	2,580	11,925
General and administrative	5,270	12,519	9,126	17,127
Depletion, depreciation and accretion	14,382	40,425	32,412	70,400
Full cost ceiling impairment	60,107	664,383	60,107	939,622
(Gain) loss on sale of Water Assets	—	2,897	—	3,782
Total operating expenses	109,481	750,068	159,059	1,106,640
Income (loss) from operations	(90,987)	(693,690)	(93,166)	(998,346)

Other income (expenses):
Net gain (loss) on derivative contracts	(34,761)	17,010	83,538	(47,789)
Interest expense and other	(1,568)	(14,470)	(3,197)	(27,059)
Total other income (expenses)	(36,329)	2,540	80,341	(74,848)
Income (loss) before income taxes	(127,316)	(691,150)	(12,825)	(1,073,194)
Income tax benefit (provision)	—	50,306	—	95,791
Net income (loss)	$(127,316)	$(640,844)	$(12,825)	$(977,403)

Net income (loss) per share of common stock:
Basic	$(7.86)	$(4.03)	$(0.79)	$(6.15)
Diluted	$(7.86)	$(4.03)	$(0.79)	$(6.15)
Weighted average common shares outstanding:
Basic	16,204	159,050	16,204	158,801
Diluted	16,204	159,050	16,204	158,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	Successor
	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$401	$5,701
Accounts receivable, net	23,792	48,504
Assets from derivative contracts	27,229	4,995
Restricted cash	—	4,574
Prepaids and other	3,911	7,379
Total current assets	55,333	71,153
Oil and natural gas properties (full cost method):
Evaluated	496,489	420,609
Unevaluated	104,408	105,009
Gross oil and natural gas properties	600,897	525,618
Less - accumulated depletion	(111,188)	(19,474)
Net oil and natural gas properties	489,709	506,144
Other operating property and equipment:
Other operating property and equipment	3,529	3,655
Less - accumulated depreciation	(816)	(378)
Net other operating property and equipment	2,713	3,277
Other noncurrent assets:
Assets from derivative contracts	24,322	224
Operating lease right of use assets	538	3,165
Other assets	5,976	703
Total assets	$578,591	$584,666

Current liabilities:
Accounts payable and accrued liabilities	$66,365	$97,333
Liabilities from derivative contracts	8,466	8,069
Current portion of long-term debt	1,031	—
Operating lease liabilities	877	923
Asset retirement obligations	—	109
Total current liabilities	76,739	106,434
Long-term debt, net	180,178	144,000
Other noncurrent liabilities:
Liabilities from derivative contracts	5,631	4,854
Asset retirement obligations	10,794	10,481
Operating lease liabilities	78	2,247
Commitments and contingencies (Note 12)

Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,203,967 and 16,203,940 shares issued and outstanding as of
June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	328,454	327,108
Retained earnings (accumulated deficit)	(23,285)	(10,460)
Total stockholders' equity	305,171	316,650
Total liabilities and stockholders' equity	$578,591	$584,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2019 (Successor)	16,204	$2	$327,108	$(10,460)	$316,650
Net income (loss)	—	—	—	114,491	114,491
Equity issuance costs and other	—	—	(13)	—	(13)
Stock-based compensation	—	—	449	—	449
Balances at March 31, 2020 (Successor)	16,204	2	327,544	104,031	431,577
Net income (loss)	—	—	—	(127,316)	(127,316)
Stock-based compensation	—	—	910	—	910
Balances at June 30, 2020 (Successor)	16,204	$2	$328,454	$(23,285)	$305,171

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

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income (loss)	$(12,825)	$(977,403)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and accretion	32,412	70,400
Full cost ceiling impairment	60,107	939,622
(Gain) loss on sale of Water Assets	—	3,782
Deferred income tax provision (benefit)	—	(95,791)
Stock-based compensation, net	1,173	(5,757)
Unrealized loss (gain) on derivative contracts	(45,157)	57,405
Amortization and write-off of deferred loan costs	—	977
Amortization of discount and premium	—	111
Reorganization items, net	(5,723)	—
Accrued settlements on derivative contracts	349	(406)
Other income (expense)	464	371
Change in assets and liabilities:
Accounts receivable	17,618	5,874
Prepaids and other	3,468	(6,547)
Accounts payable and accrued liabilities	(8,782)	(19,536)
Net cash provided by (used in) operating activities	43,104	(26,898)

Cash flows from investing activities:
Oil and natural gas capital expenditures	(91,164)	(139,160)
Proceeds received from sale of oil and natural gas properties	500	1,247
Acquisition of oil and natural gas properties	—	(2,809)
Other operating property and equipment capital expenditures	—	(64,576)
Funds held in escrow and other	509	(5)
Net cash provided by (used in) investing activities	(90,155)	(205,303)

Cash flows from financing activities:
Proceeds from borrowings	81,209	244,000
Repayments of borrowings	(44,000)	(56,000)
Equity issuance costs and other	(32)	(427)
Net cash provided by (used in) financing activities	37,177	187,573

Net increase (decrease) in cash, cash equivalents and restricted cash	(9,874)	(44,628)

Cash, cash equivalents and restricted cash at beginning of period	10,275	46,866
Cash, cash equivalents and restricted cash at end of period	$401	$2,238

Supplemental cash flow information:
Cash paid for reorganization items	$5,723	$—

Disclosure of non-cash investing and financing activities:
Asset retirement obligations	$(90)	$(31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

Basis of Presentation and Principles of Consolidation

Battalion Oil Corporation (Battalion or the Company) was formerly named Halcón Resources Corporation (Halcón). On January 21, 2020, Battalion filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect a change of the Company’s corporate name from Halcón Resources Corporation to Battalion Oil Corporation.

Battalion is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. The consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. The Company operates in one segment which focuses on oil and natural gas acquisition, production, exploration and development. Allocation of capital is made across the Company’s entire portfolio without regard to operating area. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Battalion follows the accounting policies disclosed in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC) on March 25, 2020. Please refer to the notes in the 2019 Annual Report on Form 10-K when reviewing interim financial results.

Risk and Uncertainties

The Company is continuously monitoring the current and potential impacts of the novel coronavirus (COVID-19) pandemic on its business, including how it has and may continue to impact its operations, financial results, liquidity, contractors, customers, employees and vendors, and taking appropriate actions in response, including reducing capital expenditures, temporarily shutting-in producing wells, and implementing various measures to ensure the continued operation of its business in a safe and secure manner. COVID-19 and governmental actions to contain the pandemic have contributed to an economic downturn, reduced demand for oil and natural gas and, together with a price war between the Organization of Petroleum Exporting Countries (OPEC)/Saudi Arabia and Russia, depressed oil and natural gas prices to historically low levels. Although OPEC and Russia agreed in April to reduce production, downward pressure on prices has continued and could continue for the foreseeable future, particularly given concerns over the impacts of the current economic downturn on demand. The Company is unable to predict the effect that these events will have on its business and financial condition due to numerous uncertainties, including the severity and duration of the COVID-19 outbreak and the impacts that governmental or other actions taken to limit the extent and duration of the outbreak, in conjunction with economic conditions, will have on its business, demand for oil and natural gas, and oil and natural gas prices. The health of the Company’s employees, contractors and vendors, and its ability to meet staffing needs in its operations and critical functions cannot be predicted, nor can the impact on the Company’s customers, vendors and contractors. Any material effect on these parties could adversely impact the Company. These and other factors could affect the Company’s operations, earnings and cash flows and could cause its results to not be comparable to those of the same period in previous years. For example, as a result of commodity price declines, the Company realized lower revenue beginning in March 2020 and through June 2020, temporarily shut-in producing wells in May and June 2020, and incurred a ceiling test impairment for the three months ended June 30, 2020. The results presented in this Form 10-Q are not necessarily indicative of future operating results. For further information regarding the actual and potential impacts of COVID-19 on the Company, see “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q.

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

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Estimates and assumptions that, in the opinion of management of the Company, are significant include oil and natural gas revenue accruals, capital and operating expense accruals, oil and natural gas reserves, depletion relating to oil and natural gas properties, asset retirement obligations, fair value estimates, including estimates of Reorganization Value, Enterprise Value and the fair value of assets, liabilities and warrants recorded as a result of the adoption of fresh-start accounting. The Company bases its estimates and judgments on historical experience and on various other assumptions and information believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company’s unaudited condensed consolidated financial statements.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Amounts in the unaudited condensed consolidated balance sheets included in “Cash and cash equivalents” and “Restricted cash” reconcile to the Company’s unaudited condensed consolidated statements of cash flows as follows:

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Successor
	June 30, 2020	December 31, 2019

Cash and cash equivalents	$401	$5,701
Restricted cash	—	4,574
Total cash, cash equivalents and restricted cash	$401	$10,275

Restricted cash consisted of funds related to payments prescribed under the Plan that were held in an interest-bearing escrow account.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. As of June 30, 2020 (Successor) and December 31, 2019 (Successor), allowances for doubtful accounts were approximately $0.2 million and $0.1 million, respectively.

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

Restructuring

During the three and six months ended June 30, 2020 (Successor), the Company incurred approximately $2.2 million and $2.6 million in restructuring charges, respectively, related to the consolidation into one corporate office and reductions in its workforce due to efforts to improve efficiencies and go forward costs. In May 2020 (Successor), in furtherance of the consolidation into one corporate office, the Company exercised a one-time early termination option under the lease agreement for the Company’s office space in Denver, Colorado. Refer to Note 4, “Leases,” for further details.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the six months ended June 30, 2019 (Predecessor), several senior executives of the Company resigned from their positions. These were considered terminations without cause under their respective employment agreements, which entitled them to certain benefits. Additionally during the six months ended June 30, 2019 (Predecessor), the Company incurred costs to fill certain executive positions created by these resignations and had reductions in its workforce due to a decrease in drilling and developmental activities planned for 2019. Consequently, for the three and six months ended June 30, 2019 (Predecessor), the Company incurred approximately $0.7 million and $11.9 million in restructuring charges.

These costs were recorded in “Restructuring” on the unaudited condensed consolidated statements of operations.

Concentrations of Credit Risk

As of June 30, 2020 (Successor), the Company’s primary concentrations of credit risk are the risks of uncollectible accounts receivable and of nonperformance by counterparties under the Company’s derivative contracts. Each reporting period, the Company assesses the recoverability of material receivables using historical data, current market conditions and reasonable and supportable forecasts of future economic conditions to determine expected collectability of its material receivables.

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

The Company’s exposure to credit risk under its derivative contracts is diversified among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based an assessment of their financial strength and/or credit ratings. At June 30, 2020 (Successor), the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Senior Credit Agreement.

Change in Estimate

In late March 2020 (Successor), due to changes in market conditions and decreased commodity prices, the Company determined discretionary cash incentives related to 2019 would not be paid, causing a $1.6 million reduction to “General and administrative” on the unaudited condensed consolidated statement of operations for the six months ended June 30, 2020 (Successor).

Recently Issued Accounting Pronouncements

In April 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848) (ASU 2020-04), in response to the risk of cessation of the London Interbank Offered Rate (LIBOR). This amendment provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging arrangements, and other transactions that reference LIBOR. ASU 2020-04 is effective as of March 12,

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2020 through December 31, 2022. The Company is currently evaluating ASU 2020-04 and the impact it will have on its operating results, financial position and disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13), which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the previously required incurred loss approach with an expected loss model for instruments measured at amortized cost. The Company adopted ASU 2016-13 effective January 1, 2020 using the modified retrospective approach as of the adoption date. Based the Company’s assessment of its applicable financial assets, which are receivables from joint interest owners and oil and natural gas purchasers with various potential remedies ensuring collection from those parties, as well as assets from derivative contracts outstanding with major financial institutions, the adoption of ASU 2016-13 did not have a material impact on the Company’s operating results or financial position.

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

Pursuant to the terms of the Plan contemplated by the Restructuring Support Agreement, the Unsecured Senior Noteholders and other claim and interest holders received the following treatment in full and final satisfaction of their claims and interests:

●	borrowings outstanding under the Predecessor Credit Agreement, plus unpaid interest and fees, were repaid in full, in cash, including by a refinancing (refer to Note 8, “Debt” for further details regarding the credit agreement);
●	the Unsecured Senior Noteholders received their pro rata share of 91% of the common stock of reorganized Battalion (New Common Shares), subject to dilution, issued pursuant to the Plan and participated in the Senior Noteholder Rights Offering (defined below);
●	the Company’s general unsecured claims were unimpaired and paid in full in the ordinary course; and
●	all of the Predecessor Company’s outstanding shares of common stock were cancelled and the existing common stockholders received their pro rata share of 9% of the New Common Shares issued pursuant to the Plan, subject to dilution, together with Warrants (defined below) to purchase common stock of reorganized Battalion and participated in the Existing Equity Interests Rights Offering (defined below and, collectively, the Existing

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Under the Restructuring Support Agreement, the existing common stockholders (subject to the Existing Equity Cash Out) were issued a series of warrants exercisable for cash for a three year period subsequent to the effective date of the Plan (Warrants). The Warrants were issued with strike prices based upon stipulated rate-of-return levels achieved by the Unsecured Senior Noteholders. The Warrants cumulatively represented 30% of the New Common Shares issued pursuant to the Plan.

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

The Registration Rights Agreement contains other customary terms and conditions, including, without limitation, provisions with respect to suspensions of the Company’s registration obligations and indemnification.

3. FRESH-START ACCOUNTING

Upon the Company’s emergence from chapter 11 bankruptcy, the Company qualified for and adopted fresh-start accounting in accordance with the provisions set forth in ASC 852 as (i) the Reorganization Value of the Company’s

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Although the Company believes the assumptions and estimates used to develop Enterprise Value and Reorganization Value were reasonable and appropriate, different assumptions and estimates would materially impact the analysis and resulting conclusions. The assumptions used in estimating these values are inherently uncertain and require

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

judgment. The following table reconciles the Company’s Enterprise Value to the estimated fair value of the Successor’s common stock as of October 1, 2019 (in thousands):

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

	As of October 1, 2019
	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company
Current assets:
Cash and cash equivalents	$17,009	$(1,463)	(1)	$—		$15,546
Accounts receivable, net	37,826	—		—		37,826
Assets from derivative contracts	15,310	—		—		15,310
Restricted cash	—	13,839	(2)	—		13,839
Prepaids and other	14,642	7,110	(3)	(11,462)	(11)	10,290
Total current assets	84,787	19,486		(11,462)		92,811
Oil and natural gas properties (full cost method):
Evaluated	2,155,288	—		(1,774,924)	(12)(13)	380,364
Unevaluated	438,365	—		(329,411)	(13)	108,954
Gross oil and natural gas properties	2,593,653	—		(2,104,335)		489,318
Less - accumulated depletion	(1,709,719)	—		1,709,719	(13)	—
Net oil and natural gas properties	883,934	—		(394,616)		489,318
Other operating property and equipment:
Other operating property and equipment	203,373	—		(199,718)	(12)(14)	3,655
Less - accumulated depreciation	(14,416)	—		14,416	(14)	—
Net other operating property and equipment	188,957	—		(185,302)		3,655
Other noncurrent assets:
Assets from derivative contracts	4,120	—		—		4,120
Operating lease right of use assets	3,694	—		(300)	(15)	3,394
Funds in escrow and other	1,138	—		—		1,138
Total assets	$1,166,630	$19,486		$(591,680)		$594,436

Current liabilities:
Accounts payable and accrued liabilities	$112,578	$2,727	(4)	$—		$115,305
Liabilities from derivative contracts	6,829	—		—		6,829
Current portion of long-term debt, net	258,234	(258,234)	(5)	—		—
Operating lease liabilities	1,337	—		(424)	(15)	913
Total current liabilities	378,978	(255,507)		(424)		123,047
Long-term debt, net	—	130,000	(6)	—		130,000
Liabilities subject to compromise	625,005	(625,005)	(7)	—		—
Other noncurrent liabilities:
Liabilities from derivative contracts	1,625	—		—		1,625
Asset retirement obligations	10,153	—		—		10,153
Operating lease liabilities	2,438	—		44	(15)	2,482
Commitments and contingencies
Stockholders' equity:
Common Stock (Predecessor)	16	(16)	(8)	—		—
Common Stock (Successor)	—	2	(9)	—		2
Additional paid-in capital (Predecessor)	1,087,441	(1,087,441)	(8)	—		—
Additional paid-in capital (Successor)	—	327,127	(9)	—		327,127
Retained earnings (accumulated deficit)	(939,026)	1,530,326	(10)	(591,300)	(16)	—
Total stockholders' equity	148,431	769,998		(591,300)		327,129
Total liabilities and stockholders' equity	$1,166,630	$19,486		$(591,680)		$594,436

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reorganization adjustments

1)	The table below details cash payments as of October 1, 2019, pursuant to the terms of the Plan described in Note 2, “Reorganization,” (in thousands):

Sources:
Proceeds from Senior Noteholder Rights Offering	$150,150
Proceeds from Senior Credit Agreement	130,000
Proceeds from Existing Equity Interests Rights Offering	5,779
Total Sources	$285,929

Uses:
Payment of Predecessor Credit Agreement principal, accrued interest, and fees	$(226,580)
Payment of debtor-in-possession junior secured term credit facility principal and accrued interest	(35,174)
Funding of professional fee escrow and cash collateral account	(13,839)
Payment of debt issuance costs on Senior Credit Agreement	(8,764)
Payment of professional fees and other	(3,035)
Total Uses	$(287,392)

Total Sources and Uses	$(1,463)

2)	Reflects the funding of an escrow account for professional fees associated with the chapter 11 bankruptcy and an account to cash collateralize the Predecessor Company’s outstanding letters of credit.
3)	Represents $10.2 million in debt issuance costs related to the Senior Credit Agreement, partially offset by the release of $3.1 million in fees paid to the Company’s restructuring advisors prior to the emergence from chapter 11 bankruptcy.
4)	Represents $7.7 million in fees to be paid to the Company’s restructuring advisors subsequent to the Company’s emergence from chapter 11 bankruptcy, partially offset by payments of i) payments of accrued interest and fees on the Predecessor Credit Agreement and the debtor-in-possession junior secured term credit facility of $3.5 million and ii) professional fees associated with the chapter 11 bankruptcy of $1.5 million.
5)	On the Emergence Date, in accordance with the Plan, the Company repaid the principal outstanding on the Predecessor Credit Agreement of $223.2 million and the debtor-in-possession junior secured term credit facility of $35.0 million using proceeds from the Equity Rights Offerings and borrowings under the Senior Credit Agreement.
6)	Reflects the initial borrowing on the Senior Credit Agreement.
7)	Liabilities subject to compromise were as follows (in thousands):

6.75% senior notes due 2025	$625,005
Liabilities subject to compromise	625,005
Discount on shares issued per the Senior Noteholder Subscription Rights Offering	(67,840)
Issuance of common stock to Class 4 claimholders	(75,388)
Gain on settlement of liabilities subject to compromise	$481,777

8)	Reflects the cancellation of Predecessor common stock and additional paid-in capital.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9)	The following table reconciles reorganization adjustments made to Successor common stock and additional paid-in capital (in thousands):

Par value of 16,203,940 shares of new common stock issued to holders of senior note claims and existing equity interest claims (valued at $19.74 per share)	$2
Fair value of warrants issued to holder of the Existing Equity Interests (1)	7,336
Additional paid-in-capital (Successor)	322,294
Equity issuance costs associated with Equity Rights Offering	(2,503)
Total change in Successor common stock and additional paid-in capital	$327,129

(1)	The fair value of the warrants was estimated using a Binomial Lattice model with the following assumptions: implied stock price of the Successor Company of $19.74; initial strike price per share of $40.17, $48.28, and $60.45, for Series A, B, and C warrants, respectively, increased each month at an annualized rate of 6.75%; expected volatility of 45%; and risk free interest rate using the USD Yield Curve at each time-step in the lattice.
10)	The table below reflects the cumulative effect of the adjustments discussed above (in thousands):

Gain on settlement of liabilities subject to compromise	$481,777
Success fees incurred upon emergence	(8,376)
Fair value of equity issued to Predecessor common stockholders	(7,449)
Fair value of warrants issued to Predecessor common stockholders	(7,336)
Issuance of common stock to backstop commitment parties	(13,079)
Other	(2,668)
Cancellation of Predecessor equity	1,087,457
Net impact to retained earnings (accumulated deficit)	$1,530,326

Fresh-start accounting adjustments

11)	Adjustment reflects the write-off of debt issuance costs associated with the Senior Credit Agreement of $10.2 million and the write-off of prepaid expenses related to $1.2 million of premiums for the Predecessor Company’s directors’ and officers’ insurance policy.

12)	Includes the reclassification of treating equipment and gathering support facilities from “Other operating property and equipment” to “Oil and natural gas properties, evaluated.” The Successor Company’s policy of accounting for its treating equipment and gathering support facilities identifies these assets as part of the Company’s full cost pool due to their supporting nature to the Company’s oil and natural gas operations.

13)	Reflects the adjustment to fair value of the Company’s oil and natural gas properties and unproved acreage, as well as the elimination of accumulated depletion.

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

Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments, when applicable, are presented as “Gathering and other,” “Restructuring” or “General and administrative” in the unaudited condensed consolidated statements of operations in the same line item as the expense arising from the fixed lease payments on the operating leases.

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

The Company leases equipment and office space under operating leases. The Company has no leases that meet the criteria for classification as a finance lease. The operating leases outstanding as of June 30, 2020 and December 31, 2019 (Successor) have initial lease terms ranging from 2 to 5 years. Payments due under the lease contracts include fixed payments plus, in some instances, variable payments. The table below summarizes the Company’s leases for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor) (in thousands, except years and discount rate):

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Successor		Predecessor
	Six Months		Six Months
	Ended		Ended
	June 30, 2020		June 30, 2019
Lease cost
Operating lease costs	$1,797		$1,288
Short-term lease costs	16,094		9,666
Variable lease costs	682		771
Total lease costs	$18,573		$11,725

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,790		$1,290
Right-of-use assets obtained in exchange for new operating lease liabilities	—		5,462
Weighted-average remaining lease term - operating leases	1.0	years	3.6	years
Weighted-average discount rate - operating leases	3.70%		4.83%

Refer to Note 3, “Fresh-start Accounting,” for a discussion of the valuation approach used to record the right of use asset at fair value as of October 1, 2019.

As described in Note 1, “Financial Statement Presentation,” the Company exercised a one-time early termination option under the lease agreement for the Company’s office space in Denver, Colorado in May 2020 (Successor) and paid a $1.3 million termination fee. The early termination option was deemed probable in May 2020 (Successor) and was recognized in the Company’s operating lease right of use asset and operating lease liability during the three months ended June 30, 2020 (Successor). This reduced the Company’s operating lease liability to $0.5 million, representing the remaining lease cost to be incurred from June 2020 through March 2021. The Company’s abandonment of its office lease in Denver resulted in a $0.5 million impairment to its operating lease right of use asset presented as “Restructuring” in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 (Successor).

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space and equipment as of June 30, 2020 and December 31, 2019 (Successor), are presented in the table below (in thousands):

Operating Leases	Successor
	June 30, 2020	December 31, 2019
Remaining period in 2020	$513	$1,022
2021	453	876
2022	—	574
2023	—	585
2024	—	345
Thereafter	—	—
Total operating lease payments	966	3,402
Less: discount to present value	11	232
Total operating lease liabilities	955	3,170
Less: current operating lease liabilities	877	923
Noncurrent operating lease liabilities	$78	$2,247

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. OPERATING REVENUES

Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of the commodity to the customer. Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $18.4 million and $36.4 million as of June 30, 2020 and December 31, 2019 (Successor), respectively, as “Accounts receivable” and “Other assets” on the unaudited condensed consolidated balance sheets.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$15,758	$53,232	$57,675	$98,749
Natural gas	836	(1,655)	1,190	(194)
Natural gas liquids	1,437	4,297	6,190	9,242
Total oil, natural gas and natural gas liquids sales	18,031	55,874	65,055	107,797
Other	463	504	838	497
Total operating revenues	$18,494	$56,378	$65,893	$108,294

Oil Sales

The Company generally markets its crude oil production directly to the customer using two methods. Under the first method, crude oil is sold at the wellhead at an index price, averaged over the daily settlement prices for a production month, and adjusted for pricing differentials and other deductions. Revenue is recognized at the wellhead, where control of the crude oil transfers to the customer, at the net price received. Under the second method, crude oil is delivered to the customer at a contractual delivery point at which the customer takes custody, title and risk of loss of the product. The Company receives a specified index price from the customer, averaged over the daily settlement prices for a production month, and net of applicable market-related adjustments. Revenue is recognized when control of the crude oil transfers at the delivery point at the net price received.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the six months ended June 30, 2019 (Predecessor), the Company recorded a reduction of $3.8 million on the gain on sale of the Water Assets on the unaudited condensed consolidated statements of operations in “(Gain) loss on sale of Water Assets.”

7. OIL AND NATURAL GAS PROPERTIES

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, treating equipment and gathering support facilities

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At June 30, 2020 (Successor), the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2020 of the West Texas Intermediate (WTI) crude oil spot price of $47.37 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended June 30, 2020 of the Henry Hub natural gas price of $2.07 MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties at June 30, 2020 (Successor) exceeded the ceiling amount by $60.1 million which resulted in a ceiling test impairment charge of that amount for the quarter. The ceiling test impairment was primarily driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $55.96 per barrel at March 31, 2020 (Successor) to $47.37 per barrel at June 30, 2020 (Successor). This average price decline was partially offset by favorable differentials and lower operating expenses.

At June 30, 2019 (Predecessor), the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2019 of the WTI crude oil spot price of $61.45 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended June 30, 2019 of the Henry Hub natural gas price of $3.02 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties at June 30, 2019 (Predecessor) exceeded the ceiling amount by $664.4 million which resulted in a ceiling test impairment charge of that amount for the quarter. The ceiling test impairment at June 30, 2019 (Predecessor) was primarily driven by the Company’s continued focus on its most economic area, Monument Draw. Accordingly, the Company transferred approximately $481.7 million of unevaluated property costs to the full cost pool as of June 30, 2019 (Predecessor), the majority of which is associated with the Company’s Hackberry Draw area. At March 31, 2019 (Predecessor), the Company recorded a full cost ceiling impairment of $275.2 million. The ceiling test impairment was driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation and the Company’s intent to expend capital only on its most economic areas. As such, the Company identified certain leases in the Hackberry Draw area with near-term

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

expirations and transferred approximately $51.0 million of associated unevaluated property costs to the full cost pool during the three months ended March 31, 2019 (Predecessor).

The impairments were recorded in “Full cost ceiling test impairment” on the unaudited condensed consolidated statements of operations.

Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties to the full cost pool, capital spending, and other factors will determine the Company’s ceiling test calculation and impairment analyses in future periods.

8. DEBT

As of June 30, 2020 and December 31, 2019 (Successor), the Company’s debt consisted of the following (in thousands):

	Successor
	June 30, 2020	December 31, 2019
Senior revolving credit facility	$179,000	$144,000
Paycheck Protection Program loan(1)	2,209	-
	$181,209	$144,000

(1)	As of June 30, 2020 (Successor), $1.0 million of the Company’s Paycheck Protection Program loan was classified as “Current portion of long-term debt” on the unaudited condensed consolidated balance sheet.

Senior Revolving Credit Facility

On the Effective Date, the Company entered into a senior secured revolving credit agreement, as amended, (the Senior Credit Agreement) with Bank of Montreal, as administrative agent, and certain other financial institutions party thereto, as lenders, which refinanced the Predecessor Company’s Amended and Restated Senior Secured Revolving Credit Agreement (the Predecessor Credit Agreement). The Senior Credit Agreement provides for a $750.0 million senior secured reserve-based revolving credit facility with a current borrowing base of $200.0 million. At June 30, 2020 (Successor), the Company had $179.0 million indebtedness outstanding and approximately $5.0 million letters of credit outstanding under the Senior Credit Agreement, resulting in $16.0 million of borrowing capacity under the current borrowing base of $200.0 million. Pursuant to the Second Amendment to the Senior Credit Agreement, the borrowing base is subject to certain reductions beginning September 1, 2020 (Successor), which are discussed further below.

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

The Senior Credit Agreement contains certain events of default, including non-payment; breaches of representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Credit Agreement also contains certain financial covenants, including maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) of not greater than 3.50 to 1.00 and (ii) a Current Ratio (as defined in the Senior Credit Agreement) of not less than 1.00 to 1.00.

On July 31, 2020 (Successor), the Company entered into the Limited Waiver to Senior Secured Revolving Credit Agreement (the Waiver) in which the lenders consented to waive maintenance of a Current Ratio (as defined in the Senior Credit Agreement) of not less than 1.00 to 1.00 as of the fiscal quarter ended June 30, 2020.

As of June 30, 2020 (Successor), after giving effect to the Waiver, the Company was in compliance with the financial covenants under the Senior Credit Agreement.

On April 30, 2020 (Successor), the Company entered into the Second Amendment to the Senior Credit Agreement (Second Amendment) which among other things, (i) reduced the borrowing base to $200.0 million effective from April 30, 2020, which shall then be reduced by $5.0 million monthly starting September 1, 2020 until November 1, 2020, so that the borrowing base is scheduled to be $185.0 million on November 1, 2020, provided the borrowing base redetermination scheduled for November 1, 2020 shall occur pursuant to the terms of the Senior Credit Agreement, (ii) increased interest margins to 1.50% to 2.50% for ABR-based loans and 2.50% to 3.50% for Eurodollar-based loans, (iii) provided that should the Company’s Consolidated Cash Balance (as defined pursuant to the Second Amendment) exceed $10.0 million, such amounts shall be used to prepay any borrowings under the Senior Credit Agreement and thereafter, to the extent of any uncollateralized letters of credit exposure, shall be cash collateralized in accordance with the Senior Credit Agreement and (iv) allowed for a replacement benchmark rate to the London Interbank Offered Rate (which may include SOFR, Compounded SOFR or Term SOFR). The Second Amendment also added provisions related to a loan incurred by the Company under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). The Company used, and the Second Amendment required the Company to use, the loan proceeds for CARES Forgivable Uses under the CARES Act. Additionally, the Second Amendment waived, for the fiscal quarter ended June 30, 2020, that the Company comply with the requirement under the Senior Credit Agreement that the Company unwind certain swap agreements for which settlement payments are calculated in such fiscal quarter to exceed 100% of actual production.

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

Paycheck Protection Program Loan

On April 16, 2020 (Successor), the Company entered into a promissory note (the PPP Loan) for a principal amount of approximately $2.2 million from Bank of Montreal under the Paycheck Protection Program of the CARES Act, which is administered by the U.S. Small Business Administration. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The PPP Loan bears interest at a rate of

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.0% per annum. The Company is required to pay principal and interest installments of $0.1 million monthly beginning November 16, 2020. The maturity date of the PPP Loan is April 16, 2022.

The Company may elect, at its option, to prepay 20% or less of the borrowings outstanding under the PPP Loan without premium or penalty, and without notice. Prepayments of more than 20% of the outstanding borrowings require written advanced notice and payment of accrued interest. The PPP Loan contains certain events of default including non-payment, breach of representations and warranties, cross-defaults to other loans with the lender or to material indebtedness, voluntary or involuntary bankruptcy, judgments and change in control.

Under the terms of the CARES Act, the Company can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act during the eight week period after loan origination and the maintenance or achievement of certain employee levels. The Company believes it is eligible for, and is currently pursuing, forgiveness of the PPP Loan in accordance with the requirements and limitations under the CARES Act; however, no assurance can be provided that forgiveness of any portion of the PPP Loan will be obtained.

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

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2020 and December 31, 2019 (Successor) (in thousands):

	Successor
	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	51,551	$—	51,551

Liabilities
Liabilities from derivative contracts	$—	14,097	$—	14,097

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

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, noncurrent accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s Senior Credit Agreement approximates carrying value because the interest rates approximate current market rates.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of June 30, 2020 (Successor), the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Senior Credit Agreement.

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

All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 (Successor) (in thousands):

		Successor			Successor
Derivatives not designated as		Asset derivative contracts			Liability derivative contracts
hedging contracts under ASC 815	Balance sheet location	June 30, 2020	December 31 2019	Balance sheet location	June 30, 2020	December 31, 2019
Commodity contracts	Current assets - assets from derivative contracts	$27,229	$4,995	Current liabilities - liabilities from derivative contracts	$(8,466)	$(8,069)
Commodity contracts	Other noncurrent assets - assets from derivative contracts	24,322	224	Other noncurrent liabilities - liabilities from derivative contracts	(5,631)	(4,854)
Total derivatives not designated as hedging contracts under ASC 815		$51,551	$5,219		$(14,097)	$(12,923)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

		Amount of gain or (loss) recognized in income on derivative contracts for the		Amount of gain or (loss) recognized in income on derivative contracts for the
		Successor	Predecessor	Successor	Predecessor
Derivatives not designated	Location of gain or (loss)	Three Months	Three Months	Six Months	Six Months
as hedging contracts	recognized in income on	Ended	Ended	Ended	Ended
under ASC 815	derivative contracts	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	$(67,221)	$10,764	$45,157	$(57,405)
Realized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	32,460	6,246	38,381	9,616
Total net gain (loss) on derivative contracts		$(34,761)	$17,010	$83,538	$(47,789)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At June 30, 2020 and December 31, 2019 (Successor), the Company had the following open crude oil and natural gas derivative contracts:

			Successor
			June 30, 2020
				Floors		Ceilings		Basis Differential
			Volume in		Weighted		Weighted		Weighted
			Mmbtu's/	Price /	Average	Price /	Average	Price /	Average
Period	Instrument	Commodity	Bbl's	Price Range	Price	Price Range	Price	Price Range	Price
July 2020 - September 2020	Fixed-Price Swap	Crude Oil	414,000	$37.70	$37.70	$—	$—	$—	$—
July 2020 - September 2020	Fixed-Price Swap	Natural Gas	276,000	2.61	2.61
July 2020 - September 2020	Call	Crude Oil	138,000			70.00	70.00
July 2020 - September 2020	Put	Crude Oil	368,000	37.70	37.70
July 2020 - September 2020	Basis Swap	Crude Oil	92,000					0.90	0.90
July 2020 - December 2020	Fixed-Price Swap	Crude Oil	92,000	32.50	32.50
July 2020 - December 2020	Fixed-Price Swap	Natural Gas	1,472,000	2.55 - 2.57	2.56
July 2020 - December 2020	Call	Crude Oil	1,177,600			70.00	70.00
July 2020 - December 2020	Basis Swap	Crude Oil	1,472,000					(2.20) - 0.95	0.02
August 2020 - September 2020	WTI NYMEX Roll	Crude Oil	61,000	0.63	0.63
August 2020 - December 2020	WTI NYMEX Roll	Crude Oil	1,208,500	(1.56) - 0.64	0.05
October 2020 - December 2020	Fixed-Price Swap	Crude Oil	414,000	31.02 - 60.00	49.02
October 2020 - December 2020	Collar	Crude Oil	138,000	50.00	50.00	70.00	70.00
October 2020 - December 2020	Put	Crude Oil	230,000	55.00	55.00
October 2020 - December 2020	Basis Swap	Crude Oil	92,000					0.95	0.95
October 2020 - December 2020	WTI NYMEX Roll	Crude Oil	92,000	0.51	0.51
January 2021 - March 2021	Fixed-Price Swap	Crude Oil	180,000	55.55 - 56.08	55.82
January 2021 - March 2021	Basis Swap	Crude Oil	180,000					1.00 - 1.05	1.03
January 2021 - March 2021	WTI NYMEX Roll	Crude Oil	180,000	0.42 - 0.48	0.45
January 2021 - June 2021	Fixed-Price Swap	Crude Oil	271,500	31.02 - 32.60	32.07
January 2021 - June 2021	Basis Swap	Crude Oil	271,500					(2.20) - (2.15)	(2.18)
January 2021 - June 2021	WTI NYMEX Roll	Crude Oil	271,500	(1.56) - (1.10)	(1.25)
April 2021 - June 2021	Fixed-Price Swap	Crude Oil	91,000	54.60	54.60
April 2021 - June 2021	Basis Swap	Crude Oil	91,000					1.05	1.05
April 2021 - June 2021	WTI NYMEX Roll	Crude Oil	91,000	0.32	0.32
April 2021 - December 2021	Fixed-Price Swap	Crude Oil	551,500	32.50	32.50
April 2021 - December 2021	Basis Swap	Crude Oil	551,500					(2.20)	(2.20)
April 2021 - December 2021	WTI NYMEX Roll	Crude Oil	551,500	(1.28)	(1.28)
January 2021 - December 2021	Fixed-Price Swap	Crude Oil	1,460,000	50.70 - 52.80	51.91
January 2021 - December 2021	Fixed-Price Swap	Natural Gas	2,190,000	2.47 - 2.48	2.47
January 2021 - December 2021	Basis Swap	Crude Oil	1,460,000					0.82 - 0.95	0.85
January 2021 - December 2021	WTI NYMEX Roll	Crude Oil	1,460,000	0.13 - 0.14	0.14
January 2022 - December 2022	Fixed-Price Swap	Crude Oil	1,460,000	51.50	51.50
January 2022 - December 2022	Basis Swap	Crude Oil	1,460,000					0.85 -0.95	0.88
January 2022 - December 2022	WTI NYMEX Roll	Crude Oil	1,460,000	—	—

			Successor
			December 31, 2019
				Floors		Ceilings		Basis Differential
			Volume in		Weighted		Weighted		Weighted
			Mmbtu's/	Price /	Average	Price /	Average	Price /	Average
Period	Instrument	Commodity	Bbl's	Price Range	Price	Price Range	Price	Price Range	Price
January 2020 - June 2020	Fixed-Price Swap	Crude Oil	182,000	$55.74	$55.74	$—	$—	$—	$—
January 2020 - September 2020	Fixed-Price Swap	Natural Gas	1,186,000	2.61	2.61
January 2020 - December 2020	Fixed-Price Swap	Crude Oil	732,000	55.68 - 60.00	57.84
January 2020 - December 2020	Fixed-Price Swap	Natural Gas	2,928,000	2.55 - 2.57	2.56
January 2020 - December 2020	Collar	Crude Oil	549,000	50.00	50.00	70.00	70.00
January 2020 - December 2020	Call	Crude Oil	2,342,400			70.00	70.00
January 2020 - December 2020	Put	Crude Oil	915,000	55.00	55.00
January 2020 - December 2020	Basis Swap	Crude Oil	1,464,000					0.67 - 0.85	0.72
January 2020 - December 2020	WTI NYMEX Roll	Crude Oil	366,000	0.37	0.37
February 2020 - December 2020	WTI NYMEX Roll	Crude Oil	1,340,000	0.41 - 0.54	0.44
April 2020 - December 2020	Basis Swap	Crude Oil	275,000					0.75	0.75
January 2021 - December 2021	Fixed-Price Swap	Crude Oil	1,460,000	50.70 - 52.80	51.91
January 2021 - December 2021	Fixed-Price Swap	Natural Gas	2,190,000	2.47 - 2.48	2.47
January 2021 - December 2021	Basis Swap	Crude Oil	1,460,000					0.82 - 0.95	0.85
January 2021 - December 2021	WTI NYMEX Roll	Crude Oil	1,460,000	0.13 - 0.14	0.14
January 2022 - December 2022	Fixed-Price Swap	Crude Oil	1,460,000	51.50	51.50
January 2022 - December 2022	Basis Swap	Crude Oil	1,460,000					0.85 - 0.95	0.88
January 2022 - December 2022	WTI NYMEX Roll	Crude Oil	2,555,000	(0.02) - 0.00	(0.01)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at June 30, 2020 and December 31, 2019 (Successor) (in thousands):

	Successor		Successor
	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	June 30, 2020	December 31 2019	June 30, 2020	December 31, 2019

Gross Amounts Presented in the Consolidated Balance Sheet	$51,551	$5,219	$(14,097)	$(12,923)
Amounts Not Offset in the Consolidated Balance Sheet	(9,672)	(4,557)	9,672	4,557
Net Amount	$41,879	$662	$(4,425)	$(8,366)

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

During the six months ended June 30, 2020 (Successor), the Company terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds of approximately $16.3 million which were recorded in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations. Additionally, in July 2020 (Successor), the Company terminated 782,000 Bbls of its crude oil fixed price swap and put positions for the three months ended December 31, 2020 (Successor) and received $3.2 million for these early terminations. Concurrently, the Company entered into new positions covering 782,000 barrels of oil, comprised of put positions at $42.10 per barrel and collars with a floor price of $42.10 per barrel and ceiling price of $49.02 per barrel.

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

The Company recorded the following activity related to its ARO liability (inclusive of the current portion) (in thousands):

Liability for asset retirement obligations as of December 31, 2019 (Successor)	$10,590
Liabilities settled and divested	(227)
Additions	137
Accretion expense	294
Liability for asset retirement obligations as of June 30, 2020 (Successor)	$10,794

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of June 30, 2020 (Successor), the Company had in place three long-term crude oil contracts and 14 long-term natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

13. STOCKHOLDERS’ EQUITY

Common Stock

On October 8, 2019, upon emergence from chapter 11 bankruptcy, by operation of the Plan and the confirmation order, all existing shares of Predecessor common stock were cancelled and the Successor Company issued approximately 16.2 million shares of new common stock. Refer to Note 2, “Reorganization,” for further details.

On October 8, 2019, upon emergence from chapter 11 bankruptcy, the Successor Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State to provide for, among other things, (i) the total number of shares of all classes of capital stock that the Successor Company has the authority to issue is 101,000,000 of which 100,000,000 shares are common stock, par value $0.0001 per share and 1,000,000 shares are preferred stock, par value $0.0001 per share, (ii) a classified board structure until the 2021 Annual Meeting of Stockholders, and (iii) a restriction on the Successor Company from issuing any non-voting equity securities in violation of Section 1123(a)(6) of chapter 11 of title 11 of the United States Code. In addition, the amended and restated certificate of incorporation stipulates provisions for the right of removal of directors, specifically that prior to the 2021 Annual Meeting, any Group II Director (as defined in the certificate of incorporation) may be removed with or without cause by 85% of the shares then entitled to vote at an election of directors (which voting threshold has been increased solely with respect to such class of directors from a majority of shares then entitled to vote at an election of directors). Beginning at the 2021 Annual Meeting, any director of either class may be removed with or without cause by a majority of shares entitled to vote.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Each Warrant represents the right to purchase one share of common stock at the applicable exercise price, subject to adjustment as provided in the Warrant Agreement and as summarized below. On the Effective Date, the Company issued (i) Series A Warrants to purchase an aggregate of 1,798,322 shares of common stock, with an initial exercise price of $40.17 per share, (ii) Series B Warrants to purchase an aggregate of 2,247,985 shares of common stock, with an initial exercise price of $48.28 per share and (iii) Series C Warrants to purchase an aggregate of 2,890,271 shares of common stock, with an initial exercise price of $60.45 per share. Each series of Warrants issued under the Warrant Agreement has a three-year term, expiring on October 8, 2022. The strike price of each series of Warrants issued under the Warrant Agreement increases monthly at an annualized rate of 6.75%, compounding monthly, as provided in the Warrant Agreement. As of June 30, 2020 (Successor), the Company had 1.8 million Series A, 2.2 million Series B and 2.9 million Series C warrants outstanding with corresponding exercise prices of $41.56, $50.05 and $62.78, respectively.

The Warrants do not grant the Warrant Holder any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the Company’s business. Refer to Note 2 “Reorganization” for further details.

On September 9, 2016, the Predecessor Company issued 4.7 million warrants. The warrants could be exercised to purchase 4.7 million shares of the Predecessor Company's common stock at an exercise price of $14.04 per share. The holders were entitled to exercise the warrants in whole or in part at any time prior to expiration on September 9, 2020. Upon emergence from chapter 11 bankruptcy, all of these outstanding warrants were cancelled. Refer to Note 2, “Reorganization,” for further details.

Incentive Plans

On September 9, 2016, the Predecessor Company’s board of directors adopted the 2016 Long-Term Incentive Plan (the 2016 Plan). Immediately prior to emergence from chapter 11 bankruptcy, the 2016 Plan was cancelled and all outstanding stock-based compensation awards granted thereunder were either vested or cancelled.

On January 29, 2020, the Successor Company’s board of directors adopted the 2020 Long-Term Incentive Plan (the 2020 Plan). An aggregate of approximately 1.5 million shares of the Successor Company’s common stock were available for grant pursuant to awards under the 2020 Plan. As of June 30, 2020 (Successor), a maximum of 0.2 million shares of the Successor Company’s common stock remained reserved for issuance under the 2020 Plan.

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

For the three and six months ended June 30, 2020 (Successor), the Company recognized expense of $0.8 million and $1.2 million, respectively, related to stock-based-compensation. For the three and six months ended June 30, 2019 (Predecessor), the Company recognized an expense of $1.0 million and a credit of $5.8 million, respectively, related to stock-based-compensation. Stock-based compensation expense is recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations. During the six months ended June 30, 2019 (Predecessor), several senior executives departed the Company. In accordance with the terms of these senior executives' employment agreements, unvested stock options and unvested shares of restricted stock were modified to vest immediately upon termination. For the six months ended June 30, 2019 (Predecessor), the Company recognized an incremental reduction to stock-based compensation expense of $8.4 million, respectively, associated with these modifications.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the six months ended June 30, 2020 (Successor), the Company granted stock options under the 2020 Plan covering 0.5 million shares of common stock to employees of the Company. These stock options have exercise prices ranging from $18.91 to $37.83 with a weighted exercise price of $28.32 per share. At June 30, 2020 (Successor), the Company had $1.3 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 2.1 years.

No stock options were granted during the six months ended June 30, 2019 (Predecessor). At June 30, 2019 (Predecessor), the Company had $0.9 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 0.6 years. Immediately prior to emergence from chapter 11 bankruptcy, all outstanding stock options under the 2016 Plan were cancelled. Refer to Note 2, “Reorganization,” for further details.

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

During the six months ended June 30, 2020 (Successor), the Company granted 0.9 million shares of RSUs with the vesting conditions and fair values described below under the 2020 Plan to employees of the Company. At June 30, 2020 (Successor), the Company had $5.6 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted-average period of 3.0 years.

●	0.4 million RSUs granted will vest over four years at a rate one-fourth on the annual anniversary of date of the grant. These RSUs were granted at fair value prices ranging from $4.36 to $11.89 with a weighted average fair value price of $11.80 per share.
●	0.2 million RSUs granted will vest in full only upon achievement of certain business combination goals, as defined in the award agreements. These RSUs were granted at a fair value of $11.89 per share. As of June 30, 2020 (Successor), a business combination, as defined in the awards agreements, had not been consummated and was not considered probable. As such, no expense has been recognized for the RSUs with business combination vesting conditions.
●	0.3 million RSUs granted will vest in full or in part or may terminate based on the Company’s total shareholder return relative to the total shareholder return of certain of its peer companies as defined in the

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

award agreement over the four year period ending on February 20, 2024. These RSUs were granted at a fair value of $6.48 per share.

During the six months ended June 30, 2019 (Predecessor), the Company granted 4.2 million shares of restricted stock under the 2016 Plan to employees of the Company. These restricted shares were granted at prices ranging from $1.29 to $1.40 with a weighted average price of $1.29 per share. At June 30, 2019 (Predecessor), the Company had $6.5 million of unrecognized compensation expense related to non-vested restricted stock awards to be recognized over a weighted-average period of 1.6 years. Immediately prior to emergence from chapter 11 bankruptcy, all outstanding unvested restricted stock granted under the 2016 Plan was vested. Refer to Note 2, "Reorganization," for further details.

14. EARNINGS PER SHARE

On October 8, 2019, upon emergence from chapter 11 bankruptcy, the Predecessor Company’s equity was cancelled and new equity was issued. Refer to Note 2, “Reorganization,” for further details.

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Successor	Predecessor	Successor	Predecessor
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Basic:
Net income (loss)	$(127,316)	$(640,844)	$(12,825)	$(977,403)
Weighted average basic number of common shares outstanding	16,204	159,050	16,204	158,801
Basic net income (loss) per share of common stock	$(7.86)	$(4.03)	$(0.79)	$(6.15)
Diluted:
Net income (loss)	(127,316)	(640,844)	(12,825)	(977,403)

Weighted average basic number of common shares outstanding	16,204	159,050	16,204	158,801
Common stock equivalent shares representing shares issuable upon:
Exercise of Predecessor stock options	—	Anti-dilutive	—	Anti-dilutive
Exercise of Predecessor warrants	—	Anti-dilutive	—	Anti-dilutive
Vesting of Predecessor restricted shares	—	Anti-dilutive	—	Anti-dilutive
Exercise of Successor Series A Warrants	Anti-dilutive	—	Anti-dilutive	—
Exercise of Successor Series B Warrants	Anti-dilutive	—	Anti-dilutive	—
Exercise of Successor Series C Warrants	Anti-dilutive	—	Anti-dilutive	—
Exercise of Successor stock options	Anti-dilutive	—	Anti-dilutive	—
Vesting of Successor restricted stock units	Anti-dilutive	—	Anti-dilutive	—
Weighted average diluted number of common shares outstanding	16,204	159,050	16,204	158,801
Diluted net income (loss) per share of common stock	$(7.86)	$(4.03)	$(0.79)	$(6.15)

Common stock equivalents, including warrants, options and restricted stock units, totaling 7.8 million and 7.6 million shares for the three and six ended June 30, 2020 (Successor), respectively were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

Common stock equivalents, including stock options, restricted shares and warrants, totaling 15.7 million and 15.3 million shares for the three and six months ended June 30, 2019 (Predecessor), respectively were not included in the

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

15. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	Successor
	June 30, 2020	December 31, 2019
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$16,487	$36,367
Joint interest accounts	6,730	10,145
Other	575	1,992
	$23,792	$48,504
Prepaids and other:
Prepaids	$886	$2,093
Income tax receivable	1,250	1,250
Funds in escrow	1,740	4,000
Other	35	36
	$3,911	$7,379
Other assets:
Oil, natural gas and natural gas liquids revenues	$1,882	$—
Joint interest accounts	3,389	—
Funds in escrow	581	580
Other	124	123
	$5,976	$703
Accounts payable and accrued liabilities:
Trade payables	$39,708	$36,038
Accrued oil and natural gas capital costs	5,908	22,781
Revenues and royalties payable	14,163	25,457
Accrued interest expense	528	604
Accrued employee compensation	67	2,947
Accrued lease operating expenses	5,888	9,230
Other	103	276
	$66,365	$97,333

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three and six months ended June 30, 2020 (Successor) and 2019 (Predecessor) and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Successor).

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

Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. For more information, see “Special note regarding forward-looking statements.”

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

During the first six months of 2020 (Successor), production averaged 16,527 Boe/d compared to average production of 17,575 Boe/d during the first six months of 2019 (Predecessor). Our average daily oil and natural gas production decreased in the first six months of 2020 (Successor) when compared to the same period in the prior year primarily due to our temporary shut-in of a portion of producing wells across all our operating areas as a consequence of low oil prices. Estimated downtime associated with these temporary shut-ins was approximately 2,700 Boe/d for the first six months of 2020 (Successor). The production decline caused by temporary shut-ins in the current year period was partially offset by new wells put online since the prior year period. For the six months ended June 30, 2020 (Successor), we drilled and cased 4.0 gross (4.0 net) operated wells, completed 5.0 gross (4.3 net) operated wells, and put online 7.0 gross (6.3 net) operated wells.

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

Oil and natural gas prices are inherently volatile and sustained lower commodity prices could have a material impact upon our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the crude oil price for July 2020 of $39.81 per barrel, and holding it constant for two months to create a trailing 12-month period of average prices, that is more reflective of recent price trends, our ceiling amount related to the net book value of our oil and natural gas properties would have been reduced and would have generated an additional impairment of $148.9 million, holding all other inputs and factors constant. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Recent Developments

Risk and Uncertainties

We are continuously monitoring the current and potential impacts of the novel coronavirus (COVID-19) pandemic on our business, including how it has and may continue to impact our operations, financial results, liquidity, contractors, customers, employees and vendors, and taking appropriate actions in response, including reducing capital expenditures, temporarily shutting-in producing wells, and implementing various measures to ensure the continued operation of our business in a safe and secure manner. COVID-19 and governmental actions to contain the pandemic have contributed to an economic downturn, reduced demand for oil and natural gas and, together with a price war between the Organization of Petroleum Exporting Countries (OPEC)/Saudi Arabia and Russia, depressed oil and natural gas prices to historically low levels. Although OPEC and Russia agreed in April to reduce production, downward pressure on prices has continued and could continue for the foreseeable future, particularly given concerns over the impacts of the current economic downturn on demand. We are unable to predict the effect that these events will have on our business and financial condition due to numerous uncertainties, including the severity and duration of the COVID-19 outbreak and the impacts that governmental or other actions taken to limit the extent and duration of the outbreak, in conjunction with economic conditions, will have on our business, demand for oil and natural gas, and oil and natural gas prices. The health of our employees, contractors and vendors, and our ability to meet staffing needs in our operations and critical functions cannot be predicted, nor can the impact on our customers, vendors and contractors. Any material effect on these parties could adversely impact us. These and other factors could affect the Company’s operations, earnings and cash flows and could cause our results to not be comparable to those of the same period in previous years. For example, as a result of commodity price declines, we realized lower revenue beginning in March 2020 and through June 2020, temporarily shut-in producing wells in May and June 2020, and incurred a ceiling test impairment for the three months ended June 30, 2020. The results presented in this Form 10-Q are not necessarily indicative of future operating results. For further information regarding the actual and potential impacts of COVID-19 on us, see “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q.

Acid Gas Injection Well Permits

During the six months ended June 30, 2020 (Successor), we received permits from the Texas Railroad Commission and the Texas Commission on Environmental Quality to construct and operate an acid gas injection well by converting an existing producing gas well. Acid gas injection provides a more cost effective alternative to sour gas treating, and offers the opportunity for lower operating costs in the future.

Successor Senior Revolving Credit Facility

On July 31, 2020 (Successor), we entered into the Limited Waiver to Senior Secured Revolving Credit Agreement in which, the lenders consented to waive maintenance of a Current Ratio (as defined in the Senior Credit Agreement) of not less than 1.00 to 1.00 as of the fiscal quarter ended June 30, 2020. Our failure to comply with the Current Ratio for the current quarter was primarily the result of our decision to shut in certain production due to low oil prices coupled with capital spending required to maintain certain of our oil and gas leasehold interests.

On April 30, 2020 (Successor), we entered into the Second Amendment to the Senior Credit Agreement (Second Amendment) which among other things, (i) reduced the borrowing base to $200.0 million effective from April 30, 2020, which shall then be reduced by $5.0 million monthly starting September 1, 2020 until November 1, 2020, so that the borrowing base is scheduled to be $185.0 million on November 1, 2020, provided the borrowing base redetermination scheduled for November 1, 2020 shall occur pursuant to the terms of the Senior Credit Agreement, (ii) increased interest margins to 1.50% to 2.50% for ABR-based loans and 2.50% to 3.50% for Eurodollar-based loans, (iii) provided that should our Consolidated Cash Balance (as defined pursuant to the Second Amendment) exceed $10.0 million, such amounts shall be used to prepay any borrowings under the Senior Credit Agreement and thereafter, to the extent of any uncollateralized letters of credit exposure, shall be cash collateralized in accordance with the Senior Credit Agreement and (iv) allowed for a replacement benchmark rate to the London Interbank Offered Rate (which may include SOFR, Compounded SOFR or Term SOFR). The Second Amendment also added provisions related to a loan incurred by us under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). We used, and the Second Amendment required us to use, the loan proceeds for CARES Forgivable Uses under the CARES Act. Additionally, the Second Amendment waived, for the fiscal quarter ended June 30, 2020, that we comply with the requirement under the Senior Credit Agreement that we unwind certain swap agreements for which settlement payments are calculated in such fiscal quarter to exceed 100% of actual production.

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

Paycheck Protection Program Loan

On April 16, 2020 (Successor), we entered into a promissory note (the PPP Loan) for a principal amount of approximately $2.2 million from Bank of Montreal under the Paycheck Protection Program of the CARES Act, which is administered by the U.S. Small Business Administration. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The PPP Loan bears interest at a rate of 1.0% per annum. We are required to pay principal and interest installments of $0.1 million monthly beginning November 16, 2020. The maturity date of the PPP Loan is April 16, 2022.

We may elect, at our option, to prepay 20% or less of the borrowings outstanding under the PPP Loan without premium or penalty, and without notice. Prepayments of more than 20% of the outstanding borrowings require written advanced notice and payment of accrued interest. The PPP Loan contains certain events of default including non-payment, breach of representations and warranties, cross-defaults to other loans with the lender or to material indebtedness, voluntary or involuntary bankruptcy, judgments and change in control.

Under the terms of the CARES Act, we can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act during the eight week period after loan origination and the maintenance or achievement of certain employee levels. We believe we are eligible for, and are currently pursuing, forgiveness of the PPP Loan in accordance with the requirements and limitations under the CARES Act; however, no assurance can be provided that forgiveness of any portion of the PPP Loan will be obtained.

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

Capital Resources and Liquidity

In March 2020 (Successor), the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 outbreak and associated government restrictions significantly impacted economic activity and markets and dramatically reduced current and anticipated demand for oil and natural gas at the same time that supply was maintained at high levels due to a price and market share war involving the Organization of Petroleum Exporting Countries (OPEC)/Saudi Arabia and Russia, all of which adversely impacted the prices we received for our production during the six months ended June 30, 2020. As a result of commodity price declines, we realized lower revenue in March 2020 and through June 2020 (Successor), temporarily shut-in producing wells in May and June 2020, and incurred a ceiling test impairment for the three months ended June 30, 2020.

Continued actual or anticipated declines in domestic or foreign economic activity or growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from current efforts to contain the COVID-19 coronavirus or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price received for oil and natural gas production, adversely impacting our ability to comply with covenants in our Senior Credit Agreement or causing our lenders to reduce the borrowing base under our Senior Credit Agreement. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations, cash flows and, potentially, compliance with the covenant contained in, and borrowing capacity under, our Senior Credit Agreement.

Our 2020 drilling and completion budget, originally approved by our board in December 2019, contemplated running one operated rig in the Delaware Basin during the year. That budget contemplated spending approximately $123 million to $138 million in capital expenditures, including drilling, completions, support infrastructure and other capital costs, to drill seven to ten gross operated wells and to put online 12 to 14 gross operated wells during the year. We continuously monitor changes in market conditions and adapt our operational plans as necessary in order to maintain financial flexibility, preserve acreage, and meet our contractual obligations. Accordingly, in March 2020, as a result of changes in market conditions and commodity prices, we scaled back our capital operations and spending. We now expect that our expenditures will decline as we progress through the year and that the upper end of our anticipated full year 2020 capital expenditures will be approximately $76 million, subject to our continuing evaluation of market conditions and the risks and uncertainties affecting our business detailed elsewhere in this report.

Our near-term capital spending requirements are expected to be funded with cash and cash equivalents on hand, cash flows from operations, and borrowings under our Senior Credit Agreement, which has a current borrowing base of $200.0 million. Amounts borrowed under the Senior Credit Agreement will mature on October 8, 2024. At June 30, 2020 (Successor), we had $179.0 million of indebtedness outstanding and approximately $5.0 million letters of credit outstanding under the Senior Credit Agreement, resulting in $16.0 million of borrowing capacity under the current borrowing base of $200.0 million. However, pursuant to the Second Amendment to the Senior Credit Agreement, our borrowing base is subject to monthly $5.0 million reductions starting September 1, 2020 until November 1, 2020, and as a result the borrowing base is scheduled to be $185.0 million on November 1, 2020, when it will be further subject to redetermination based on the estimated value of our oil and natural gas reserves and other relevant factors. As a result of these scheduled borrowing base reductions, we currently expect availability under our Senior Credit Agreement to be severely limited through at least the second quarter of 2021. If our borrowing base is reduced upon a redetermination, our resulting liquidity could be insufficient to fund our business and operations and the reduction could result in a borrowing base deficiency, which would require us to repay any amount outstanding in excess of the borrowing base. As part of our ongoing efforts to manage our business and liquidity, we are in regular contact with our lenders regarding these and other matters relating to the Senior Credit Agreement and, in parallel, are exploring alternative means to maintain our access to sufficient capital to fund our business, including refinancings, asset sales, monetization of our derivative positions, and additional means to reduce our capital requirements. While we believe that alternatives to maintain compliance or to replace our Senior Credit Agreement are available to us should they become necessary, there can be no assurance in this regard.

The Senior Credit Agreement contains certain financial covenants, including maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) of not greater than 3.50 to 1.00 and (ii) a Current Ratio (as defined in the Senior Credit Agreement) of not less than 1.00:1.00. We have recently, and in the past, obtained amendments to the covenants under our revolving credit agreements in circumstances where we anticipated that it might be challenging for us to comply with the financial covenants for a particular period of time. Changes in the level and timing of our production, drilling and completion costs, the cost and availability of transportation for our production and other factors varying from our expectations can affect our ability to comply with the covenants under our Senior Credit Agreement. As a consequence, we endeavor to anticipate potential covenant compliance issues and work with the lenders under our Senior Credit Agreement to address any such issues ahead of time.

The current depression in oil and natural gas prices and our decision to temporarily shut-in a portion of our production in response to those market conditions adversely impacted our cash flows, which, combined with cash requirements associated with capital-intensive oil and gas development projects undertaken in late 2019 and early 2020, led to challenges in compliance with the Current Ratio under the Senior Credit Agreement for the fiscal quarter ended June 30, 2020. Thus, on July 31, 2020 (Successor), we entered into the Limited Waiver to Senior Secured Revolving Credit Agreement (the Waiver), in which the lenders consented to waive maintenance of a Current Ratio (as defined in the Senior Credit Agreement) of not less than 1.00 to 1.00 as of the fiscal quarter ended June 30, 2020. As of June 30, 2020 (Successor), after giving effect to the Waiver, we were in compliance with the financial covenants under the Senior Credit Agreement. However, there is no assurance that we will maintain compliance with the Current Ratio in future periods.  Accordingly, we intend to seek a waiver or amendment that resolves potential future conflicts with this covenant or, if and to the extent necessary, take action to maintain compliance, including, should it become necessary, monetizing all or a portion of our outstanding derivative positions not subject to restrictions by our lenders. The value associated with our derivatives is dependent upon forward market prices, which are volatile and unpredictable.

In prior years, we have also obtained waivers and amendments for optional covenant violations. For instance, our strategic decision to transform into a pure-play, single basin company focused on the Delaware Basin in West Texas resulted in us divesting our producing properties located in other areas and acquiring primarily undeveloped acreage in the Delaware Basin. Our drilling activities once we acquired these assets required significant capital expenditure outlays to replenish production and related EBITDA from the divested production properties. These and other factors adversely impacted our ability to comply with our debt covenants under the Predecessor Credit Agreement by reducing our production, reserves and EBITDA on a current and a pro forma historical basis, while making us more susceptible to fluctuations in performance and compliance more challenging. In addition, we encountered certain operational difficulties that impacted our ability to comply, including, elevated levels of hydrogen sulfide in the natural gas produced from our Monument Draw wells, and limited and expensive treatment and transportation options. Severance payments to executives in 2019 also impacted our ability to comply with our financial covenants.

While we have largely been successful in obtaining modifications of our covenants as needed, there can be no assurance that we will be successful in the future. In the event we are not successful, there is no assurance that we will be successful in implementing alternatives that allow us to maintain compliance with our covenants or that we will be successful in obtaining alternative financing that provides us with the liquidity that we need to operate our business. Even if successful, alternative sources of financing could prove more expensive than borrowing under our Senior Credit Agreement.

When commodity prices decline significantly, as they have recently, our ability to finance our capital budget and operations may be adversely impacted. We use derivative instruments to provide partial protection against declines in oil, natural gas and natural gas liquids prices, however, the total volumes we typically hedge are less than our expected production, vary from period to period based on our view of current and future market conditions and generally extend up to only approximately 36 months. These limitations result in our liquidity being susceptible to commodity price declines. Additionally, while intended to reduce the effects of volatile commodity prices, derivative transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the hedge. Our Senior Credit Agreement contains minimum hedging requirements. Specifically, for the first twelve months and for months 13 to 24 following October 8, 2019, that 75% and 50%, respectively, of anticipated production from proved developed producing reserves be hedged. While production volumes naturally decrease over time, we currently have approximately 93%, 97%, and 72% of remaining 2020, 2021, and 2022 anticipated production from proved developed producing reserves hedged at weighted average prices of $39.85, $45.51 and $52.38 per barrel, respectively. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

Our future capital resources and liquidity depend on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Cash is required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. We strive to maintain financial flexibility while pursuing our drilling plans and may access capital markets, pursue joint ventures, sell assets and engage in other transactions as necessary to, among other things, maintain borrowing capacity, facilitate drilling on our undeveloped acreage position and permit us to selectively expand our acreage. Our ability to complete such transactions and maintain or increase our borrowing base is subject to a number of variables, including our level of oil and natural gas production, proved reserves and commodity prices, the amount and cost of our indebtedness, as well as various economic and market conditions that have historically affected the oil and natural gas industry. Even if we are otherwise successful in growing our proved reserves and production, if oil and natural gas prices decline for a sustained period of time, our ability to fund our capital expenditures, complete acquisitions, reduce debt, meet our financial obligations and become profitable may be materially impacted.

Cash Flow

During the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), cash on hand supplemented with borrowings under our revolving credit agreement were used to fund our drilling and completion programs. See “Results of Operations” for a review of the impact of prices and volumes on operating revenues.

Net increase (decrease) in cash, cash equivalents and restricted cash is summarized as follows (in thousands):

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
	June 30, 2020	June 30, 2019

Cash flows provided by (used in) operating activities	$43,104	$(26,898)
Cash flows provided by (used in) investing activities	(90,155)	(205,303)
Cash flows provided by (used in) financing activities	37,177	187,573
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,874)	$(44,628)

Operating Activities. Net cash flows provided by operating activities for the six months ended June 30, 2020 (Successor) and net cash flows used in operating activities for the six months ended June 30, 2019 (Predecessor) were $43.1 million and $26.9 million, respectively.

Operating cash flows for the six months ended June 30, 2020 (Successor) increased from the comparable prior year period due to decreases in our operating expenses associated with our focus on efficiencies and cost savings and a decrease in interest expense associated with lower outstanding debt due to our chapter 11 bankruptcy. In addition, realized gains from derivative contracts were higher in the six months ended June 30, 2020, which included the early termination of certain derivative contracts. During the six months ended June 30, 2020 (Successor), we terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds of approximately $16.3 million during the period. These increases to operating cash flows in 2020 were partially offset by decreased oil and natural gas revenues as a result of lower realized commodity prices and lower production volumes than the comparable prior year period.

Operating cash flows for the six months ended June 30, 2019 (Predecessor) decreased from the comparable prior year period due to increases in our operating expenses, primarily severances paid to executives, natural gas treating costs, and third party water hauling and disposal costs, which were partially offset by increased oil and natural gas revenues and realized settlements on our derivative contracts.

Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor) were approximately $90.2 million and $205.3 million, respectively.

During the six months ended June 30, 2020 (Successor), we spent $91.2 million on oil and natural gas capital expenditures, of which $61.2 million related to drilling and completion costs and $29.0 million related to the development of our treating equipment and gathering support infrastructure. We received $0.5 million in proceeds from the sale of oil and natural gas properties. In addition, we received $0.5 million in insurance proceeds associated with a casualty loss on our support infrastructure.

During the six months ended June 30, 2019 (Predecessor), we spent $139.2 million on oil and natural gas capital expenditures, of which $131.7 million related to drilling and completion costs. We also spent approximately $64.6 million on capital expenditures related to the development of our natural gas treating equipment and our gathering support infrastructure.

Financing Activities. Net cash flows provided by financing activities for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor) were $37.2 million and $187.6 million, respectively.

During the six months ended June 30, 2020 (Successor), net borrowings of $35.0 million under our Senior Credit Agreement were used to fund our drilling and completions program and the development of our treating equipment and gathering support facilities. We also borrowed $2.2 million under the PPP Loan to fund payroll costs, rent and utilities.

During the six months ended June 30, 2019 (Predecessor), net borrowings of $188.0 million under our Predecessor Credit Agreement were used to fund our drilling and completions program, as well as the development of our treating infrastructure and our gathering support infrastructure.

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

On July 31, 2020 (Successor), we entered into the Waiver which waived maintenance of a Current Ratio (as defined in the Senior Credit Agreement) of not less than 1.00 to 1.00 for the fiscal quarter ended June 30, 2020.

On April 30, 2020 (Successor), we entered into the Second Amendment to the Senior Credit Agreement (Second Amendment) which among other things, (i) reduced the borrowing base to $200.0 million effective from April 30, 2020, which shall then be reduced by $5.0 million monthly starting September 1, 2020 until November 1, 2020, so that the borrowing base is scheduled to be $185.0 million on November 1, 2020, provided the borrowing base redetermination scheduled for November 1, 2020 shall occur pursuant to the terms of the Senior Credit Agreement, (ii) increased interest margins to 1.50% to 2.50% for ABR-based loans and 2.50% to 3.50% for Eurodollar-based loans, (iii) provided that should our Consolidated Cash Balance (as defined pursuant to the Second Amendment) exceed $10.0 million, such amounts shall be used to prepay any borrowings under the Senior Credit Agreement and thereafter, to the extent of any uncollateralized letters of credit exposure, shall be cash collateralized in accordance with the Senior Credit Agreement and (iv) allowed for a replacement benchmark rate to the London Interbank Offered Rate (which may include SOFR, Compounded SOFR or Term SOFR). The Second Amendment also added provisions related to a loan incurred by us under the Paycheck Protection Program of the CARES Act. We used, and the Second Amendment required us to use, the loan proceeds for CARES Forgivable Uses under the CARES Act. Additionally, the Second Amendment waived, for the fiscal quarter ended June 30, 2020, that we comply with the requirement under the Senior Credit Agreement that we unwind certain swap agreements for which settlement payments are calculated in such fiscal quarter to exceed 100% of actual production.

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

As of June 30, 2020 (Successor), after giving effect to the Waiver, we were in compliance with the financial covenants under the Senior Credit Agreement.

Paycheck Protection Program Loan

On April 16, 2020 (Successor), we entered into the PPP Loan for a principal amount of approximately $2.2 million from Bank of Montreal under the Paycheck Protection Program of the CARES Act, which is administered by the U.S. Small Business Administration. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The PPP Loan bears interest at a rate of 1.0% per annum. We are required to pay principal and interest installments of $0.1 million monthly beginning November 16, 2020. The maturity date of the PPP Loan is April 16, 2022.

We may elect, at our option, to prepay 20% or less of the borrowings outstanding under the PPP Loan without premium or penalty, and without notice. Prepayments of more than 20% of the outstanding borrowings require written advanced notice and payment of accrued interest. The PPP Loan contains certain events of default including non-payment, breach of representations and warranties, cross-defaults to other loans with the lender or to material indebtedness, voluntary or involuntary bankruptcy, judgments and change in control.

Under the terms of the CARES Act, we can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act during the eight week period after loan origination and the maintenance or achievement of certain employee levels. We believe we are eligible for, and are currently pursuing, forgiveness of the PPP Loan in accordance with the requirements and limitations under the CARES Act; however, no assurance can be provided that forgiveness of any portion of the PPP Loan will be obtained.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

Three Months Ended June 30, 2020 (Successor) and 2019 (Predecessor)

We reported a net loss of $127.3 million and $640.8 million for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. The table included below sets forth financial information for the periods presented.

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
In thousands (except per unit and per Boe amounts)	June 30, 2020	June 30, 2019
Net income (loss)	$(127,316)	$(640,844)
Operating revenues:
Oil	15,758	53,232
Natural gas	836	(1,655)
Natural gas liquids	1,437	4,297
Other	463	504
Operating expenses:
Production:
Lease operating	10,300	13,473
Workover and other	539	1,368
Taxes other than income	1,493	3,308
Gathering and other	15,228	11,041
Restructuring	2,162	654
General and administrative:
General and administrative	4,484	11,494
Stock-based compensation	786	1,025
Depletion, depreciation and accretion:
Depletion – Full cost	14,005	38,221
Depreciation – Other	232	2,102
Accretion expense	145	102
Full cost ceiling impairment	60,107	664,383
(Gain) loss on sale of Water Assets	—	2,897
Other income (expenses):
Net gain (loss) on derivative contracts	(34,761)	17,010
Interest expense and other	(1,568)	(14,470)
Income tax benefit (provision)	—	50,306

Production:
Oil – MBbls	775	939
Natural Gas - MMcf	1,632	2,516
Natural gas liquids – MBbls	251	285
Total MBoe(1)	1,298	1,643
Average daily production – Boe/d(1)	14,264	18,055

Average price per unit (2):
Oil price - Bbl	$20.33	$56.69
Natural gas price - Mcf	0.51	(0.66)
Natural gas liquids price - Bbl	5.73	15.08
Total per Boe(1)	13.89	34.01

Average cost per Boe:
Production:
Lease operating	$7.94	$8.20
Workover and other	0.42	0.83
Taxes other than income	1.15	2.01
Gathering and other	11.73	6.72
Restructuring	1.67	0.40
General and administrative:
General and administrative	3.45	7.00
Stock-based compensation	0.61	0.62
Depletion	10.79	23.26

(1)	Natural gas reserves are converted to oil reserves using a ratio of six Mcf to one Bbl of oil. This ratio is based on energy equivalency, not price equivalency. The price for a barrel of oil equivalent for natural gas is substantially lower than the price for a barrel of oil.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Oil, natural gas and natural gas liquids revenues were $18.0 million and $55.9 million for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. For the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), production averaged 14,264 Boe/d and 18,055 Boe/d, respectively. Our average daily oil, natural gas and natural gas liquids production decreased in the three months ended June 30, 2020 (Successor) when compared to the same period in the prior year due primarily to the temporary shut-in of a portion of producing wells across all our operating areas during the months of May and June 2020. Estimated downtime associated with these temporary shut-ins was approximately 5,400 Boe/d for the three months ended June 30, 2020 (Successor). The production decline caused by temporary shut-ins in the current year period was partially offset by new wells put online since the prior year period. Average realized prices (excluding the effects of hedging arrangements) were $13.89 per Boe and $34.01 per Boe for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Lease operating expenses were $10.3 million and $13.5 million for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. On a per unit basis, lease operating expenses were $7.94 per Boe and $8.20 per Boe for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. The decrease in lease operating expenses in 2020 results from our focus on optimization of production operations and decreased salt water disposal costs due to lower production volumes and less produced water.

Workover and other expenses were $0.5 million and $1.4 million for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. On a per unit basis, workover and other expenses were $0.42 per Boe and $0.83 per Boe for the months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. The decreased costs in 2020 relate to recent strides in improving well and completion designs and fewer workovers performed.

Taxes other than income were $1.5 million and $3.3 million for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $1.15 per Boe and $2.01 per Boe for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively.

Gathering and other expenses were $15.2 million and $11.0 million for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production, operating expenses of our gathering support infrastructure, gas treating fees, rig stacking charges and other. Approximately $2.3 million and $3.3 million for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Oil and natural gas production volumes were lower in the current period due to the temporary shut-in of a portion of producing wells during the months of May and June 2020. Approximately $9.5 million and $7.6 million for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively, relate to operating expenses on our treating equipment and gathering support facilities. While our overall production volumes were lower in the current year period, our produced natural gas in Monument Draw increased as compared to the prior year. These natural gas volumes are processed through our hydrogen sulfide treating plant in the area, which led to higher operating expenses, such as chemical costs, associated with our treating equipment during the current year period. Included in the three months ended June 30, 2019 (Predecessor) are $1.9 million of wellhead-level costs to remove hydrogen sulfide from natural gas produced from our Monument Draw properties. In April 2019 (Predecessor), we installed a hydrogen sulfide treating plant that more efficiently removes hydrogen sulfide from our produced natural gas and reduces our reliance on expensive wellhead-level treating. Also included are $3.4 million of rig stacking charges for the three months ended June 30, 2020 (Successor).

Restructuring expense was approximately $2.2 million and $0.7 million for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. During the three months ended June 30, 2020 (Successor), we incurred restructuring charges related to the consolidation into one corporate office and had reductions in our workforce due to efforts to improve efficiencies and go forward costs. In May 2020 (Successor), in furtherance of the consolidation into one corporate office, we exercised a one-time early termination option under the lease agreement for our office space in Denver, Colorado. During the three months ended June 30, 2019 (Predecessor), we incurred costs to fill certain executive positions as a result of resignations earlier in the year and we had reductions in our workforce due to a decrease in drilling and development activities planned for the year.

General and administrative expense was $4.5 million and $11.5 million for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. The decrease in general and administrative expense primarily results from a reduction in our payroll and employee-related benefits. Payroll and employee-related benefits decreased due to a reduction in our workforce since the prior year period. The decrease in general and administrative costs also results from other administrative cost reductions as part of our continued focus on efficiencies and cost savings. On a per unit basis, general and administrative expenses were $3.45 per Boe and $7.00 per Boe for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively.

Stock-based compensation expense was $0.8 million and $1.0 million for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. Stock-based compensation expense decreased in the current period due to a reduction in our workforce.

Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $14.0 million and $38.2 million for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. On a per unit basis, depletion expense was $10.79 per Boe and $23.26 per Boe for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. The lower depletion rate in the Successor period is attributable to the change in our depletable base as a result of the adoption of fresh-start accounting.

Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling”, based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. At June 30, 2020 (Successor), we recorded a full cost ceiling impairment of $60.1 million. The ceiling test impairment was primarily driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $55.96 per barrel at March 31, 2020 (Successor) to $47.37 per barrel at June 30, 2020 (Successor). This average price decline was partially offset by favorable differentials and lower operating expenses. At June 30, 2019 (Predecessor), we recorded a full cost ceiling impairment of $664.4 million. The ceiling test impairment at June 30, 2019 (Predecessor) was primarily driven by our continued focus on our most economic area, Monument Draw. Accordingly, we transferred approximately $481.7 million of unevaluated property costs to the full cost pool as of June 30, 2019 (Predecessor), the majority of which is associated with our Hackberry Draw area. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

On December 20, 2018 (Predecessor), we sold our water infrastructure assets located in the Delaware Basin for a total adjusted purchase price of $210.9 million. We recognized a cumulative $115.9 million gain on the sale. The gain was reduced during the three months ended June 30, 2019 and March 31, 2019 (Predecessor) by approximately $2.9 million and $0.9 million, respectively, as a result of customary post-closing adjustments.

We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At June 30, 2020 (Successor), we had a $51.6 million derivative asset, $27.2 million of which was classified as current, and we had a $14.1 million derivative liability, $8.5 million of which was classified as current. We recorded a net derivative loss of $34.8 million ($67.2 million net unrealized loss and $32.4 million net realized gain on settled and early terminated contracts) for the three months ended June 30, 2020 (Successor). During this period, we terminated certain derivative contracts in advance of their natural expiration dates and received proceeds of approximately $16.4 million, which were included in the $32.4 million net realized gains for the period. For the three months ended June 30, 2019 (Predecessor), we recorded a net derivative gain of $17.0 million ($10.8 million net unrealized gain and $6.2 million net realized gain on settled and early terminated contracts).

Interest expense and other was $1.6 million and $14.5 million for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. Interest expense for the Successor period represents interest associated with borrowings under the Senior Credit Agreement and the PPP Loan. Interest expense in the Predecessor period represents interest associated with the Predecessor Credit Agreement and the 6.75% senior notes. In addition to interest expense, during the three months ended June 30, 2019 (Predecessor), we paid fees associated with consents and amendments to our Predecessor Credit Agreement.

We recorded an income tax benefit of $50.3 million for the three months ended June 30, 2019 (Predecessor), resulting from the reduction to the deferred tax liability generated by the impact of the ceiling test impairment on oil and gas properties and the deferred tax asset created by the tax loss from operations. The 7.3% effective tax rate for the three months ended June 30, 2019 (Predecessor) differs from the 21% statutory rate because of non-deductible executive compensation and non-deductible realized built in losses, and valuation allowances on deferred tax assets.

Six Months Ended June 30, 2020 (Successor) and 2019 (Predecessor)

We reported a net loss of $12.8 million and $977.4 million for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. The table included below sets forth financial information for the periods presented.

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
In thousands (except per unit and per Boe amounts)	June 30, 2020	June 30, 2019
Net income (loss)	$(12,825)	$(977,403)
Operating revenues:
Oil	57,675	98,749
Natural gas	1,190	(194)
Natural gas liquids	6,190	9,242
Other	838	497
Operating expenses:
Production:
Lease operating	22,789	27,659
Workover and other	1,862	4,014
Taxes other than income	4,408	6,201
Gathering and other	25,775	25,910
Restructuring	2,580	11,925
General and administrative:
General and administrative	7,953	22,884
Stock-based compensation	1,173	(5,757)
Depletion, depreciation and accretion:
Depletion – Full cost	31,605	66,543
Depreciation – Other	513	3,655
Accretion expense	294	202
Full cost ceiling impairment	60,107	939,622
(Gain) loss on sale of Water Assets	—	3,782
Other income (expenses):
Net gain (loss) on derivative contracts	83,538	(47,789)
Interest expense and other	(3,197)	(27,059)
Income tax benefit (provision)	—	95,791

Production:
Oil – MBbls	1,712	1,860
Natural Gas - MMcf	4,171	4,457
Natural gas liquids – MBbls	601	578
Total MBoe(1)	3,008	3,181
Average daily production – Boe(1)	16,527	17,575

Average price per unit (2):
Oil price - Bbl	$33.69	$53.09
Natural gas price - Mcf	0.29	(0.04)
Natural gas liquids price - Bbl	10.30	15.99
Total per Boe(1)	21.63	33.89

Average cost per Boe:
Production:
Lease operating	$7.58	$8.70
Workover and other	0.62	1.26
Taxes other than income	1.47	1.95
Gathering and other	8.57	8.15
Restructuring	0.86	3.75
General and administrative:
General and administrative	2.64	7.19
Stock-based compensation	0.39	(1.81)
Depletion	10.51	20.92

(1)	Natural gas reserves are converted to oil reserves using a ratio of six Mcf to one Bbl of oil. This ratio is based on energy equivalency, not price equivalency. The price for a barrel of oil equivalent for natural gas is substantially lower than the price for a barrel of oil.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Oil, natural gas and natural gas liquids revenues were $65.1 million and $107.8 million for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. For the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), production averaged 16,527 Boe/d and 17,575 Boe/d, respectively. Our average daily oil, natural gas and natural gas liquids production decreased in the six months ended June 30, 2020 (Successor) when compared to the same period in the prior year primarily due to our temporary shut-in of a portion of producing wells across all our operating areas during the months of May and June 2020. Estimated downtime associated with these temporary shut-ins was approximately 2,700 Boe/d for the six months ended June 30, 2020 (Successor). The production decline caused by temporary shut-ins in the current year period was partially offset by new wells put online since the prior year period. Average realized prices (excluding the effects of hedging arrangements) were $21.63 per Boe and $33.89 per Boe for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Lease operating expenses were $22.8 million and $27.7 million for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. On a per unit basis, lease operating expenses were $7.58 per Boe and $8.70 per Boe for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. The decrease in lease operating expenses in 2020 results from our focus on optimization of production operations and decreased salt water disposal costs due to lower production volumes and less produced water.

Workover and other expenses were $1.9 million and $4.0 million for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. On a per unit basis, workover and other expenses were $0.62 per Boe and $1.26 per Boe for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. The decreased costs in 2020 relate to recent strides in improving well and completion designs and fewer workovers performed.

Taxes other than income were $4.4 million and $6.2 million for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $1.47 per Boe and $1.95 per Boe for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively.

Gathering and other expenses were $25.8 million and $25.9 million for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production, operating expenses of our gathering support infrastructure, gas treating fees, rig stacking charges and other. Approximately $5.2 million and $7.0 million for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Oil and natural gas production volumes were lower in the current period due to the temporary shut-in of a portion of producing wells during the months of May and June 2020. Approximately $17.2 million and $17.5 million for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively, relate to operating expenses on our treating equipment and gathering support facilities. In April 2019 (Predecessor), we installed a hydrogen sulfide treating plant that more efficiently removes hydrogen sulfide from our produced natural gas and reduces our reliance on expensive wellhead-level treating. Until the treating plant was operational, we incurred $11.1 million of wellhead-level costs to remove hydrogen sulfide from natural gas produced from our Monument Draw properties during the six months ended June 30, 2019 (Predecessor). Our produced natural gas from the Monument Draw area increased in the current year period, despite a decrease in our overall production volumes. These natural gas volumes are processed through our hydrogen sulfide treating plant in the area, which led to higher operating expenses, such as chemical costs, associated with our treating equipment during the current year period. Also included are $3.4 million and $0.8 million of rig stacking charges for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor).

Restructuring expense was approximately $2.6 million and $11.9 million for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. During the six months ended June 30, 2020 (Successor), we incurred restructuring charges related to the consolidation into one corporate office and had reductions in our workforce due to efforts to improve efficiencies and go forward costs. In May 2020 (Successor), in furtherance of the consolidation into one corporate office, we exercised a one-time early termination option under the lease agreement for our office space in Denver, Colorado. During the six months ended June 30, 2019 (Predecessor), several senior executives resigned from their positions. These were considered terminations without cause under their respective employment agreements, which entitled them to certain benefits. Additionally during 2019, we incurred costs to fill certain executive positions created by these resignations and we had reductions in our workforce due to a decrease in drilling and development activities planned for the year.

General and administrative expense was $8.0 million and $22.9 million for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. The decrease in general and administrative expense primarily results from a reduction in our payroll and employee-related benefits. Payroll and employee-related benefits decreased due to a reduction in our workforce since the prior year period. The decrease in general and administrative costs also results from other administrative cost reductions as part of our continued focus on efficiencies and cost savings. On a per unit basis, general and administrative expenses were $2.64 per Boe and $7.19 per Boe for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively.

Stock-based compensation expense was $1.2 million and a credit of $5.8 million for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. During the six months ended June 30, 2019 (Predecessor), several senior executives resigned from their positions. In accordance with the terms of these senior executives’ employment agreements, unvested stock options and unvested shares of restricted stock were modified to vest immediately upon terminations. For the six months ended June 30, 2019 (Predecessor), we recognized an incremental reduction to stock-based compensation expense of $8.4 million associated with these modifications. Stock-based compensation expense also decreased in the current period due to a reduction in our workforce.

Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $31.6 million and $66.5 million for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. On a per unit basis, depletion expense was $10.51 per Boe and $20.92 per Boe for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. The lower depletion rate in the Successor period is attributable to the change in our depletable base as a result of the adoption of fresh-start accounting.

Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling”, based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. At June 30, 2020 (Successor), we recorded a full cost ceiling impairment of $60.1 million. The ceiling test impairment was primarily driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $55.96 per barrel at March 31, 2020 (Successor) to $47.37 per barrel at June 30, 2020 (Successor). This average price decline was partially offset by favorable differentials and lower operating expenses. We recorded a full cost ceiling test impairment charge of $939.6 million for the six months ended June 30, 2019 (Predecessor). The ceiling test impairment at June 30, 2019 (Predecessor) was primarily driven by our continued focus on our most economic area, Monument Draw. Accordingly, we transferred approximately $481.7 million of unevaluated property costs to the full cost pool as of June 30, 2019 (Predecessor), the majority of which is associated with our Hackberry Draw area. At March 31, 2019 (Predecessor), we recorded a full cost ceiling impairment of $275.2 million. The ceiling test impairment at March 31, 2019 (Predecessor) was driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation and our intent to expend capital only on our most economic areas. As such, we identified certain leases in the Hackberry Draw area with near-term expirations and transferred approximately $51.0 million of associated unevaluated property costs to the full cost pool during the three months ended March 31, 2019 (Predecessor). Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties, and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

On December 20, 2018 (Predecessor), we sold our water infrastructure assets located in the Delaware Basin for a total adjusted purchase price of $210.9 million. We recognized a cumulative $115.9 million gain on the sale. The gain was reduced during the six months ended June 30, 2019 by approximately $3.8 million as a result of customary post-closing adjustments.

We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At June 30, 2020 (Successor), we had a $51.6 million derivative asset, $27.2 million of which was classified as current, and we had a $14.1 million derivative liability, $8.5 million of which was classified as current. We recorded a net derivative gain of $83.5 million ($45.2 million net unrealized gain and $38.3 million net realized gain on settled and early terminated contracts) for the six months ended June 30, 2020 (Successor). The net unrealized gain of $45.2 million for the period results from a net unrealized gain of $112.4 million for the three months ended March 31, 2020 (Successor) and a net unrealized loss of $67.2 million for the three months ended June 30, 2020 (Successor). During the six months ended June 30, 2020 (Successor), we terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds approximately $16.3 million, which were included in the $38.3 million net realized gain for the period. For the six months ended June 30, 2019 (Predecessor), we recorded a net derivative loss of $47.8 million ($57.4 million net unrealized loss and $9.6 million net realized gain on settled and early terminated contracts).

Interest expense and other was $3.2 million and $27.1 million for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively. Interest expense for the Successor period represents interest associated with borrowings under the Senior Credit Agreement and the PPP loan. Interest expense in the Predecessor period represents interest associated with the Predecessor Credit Agreement and the 6.75% senior notes. In addition to interest expense, during the six months ended June 30, 2019 (Predecessor), we paid fees associated with consents and amendments to our Predecessor Credit Agreement.

We recorded an income tax benefit of $95.8 million for the six months ended June 30, 2019 (Predecessor), resulting from the reduction to the deferred tax liability generated by the impact of the ceiling test impairment on oil and gas properties and the deferred tax asset created by the tax loss from operations. The 8.9% effective tax rate for the six months ended June 30, 2019 (Predecessor) differs from the 21% statutory rate because of non-deductible executive compensation and non-deductible realized built in losses, and valuation allowances on deferred tax assets.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of June 30, 2020 (Successor), we did not post collateral under any of our derivative contracts as they are secured under our Senior Credit Agreement. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 10, “Derivative and Hedging Activities,” for more details.

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable, noncurrent accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, “Fair Value Measurements,” for additional information.

Interest Rate Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and ABR based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At June 30, 2020 (Successor), the principal amount of our debt was $181.2 million, of which approximately 1.2% bears interest at a weighted average fixed interest rate of 1.0% per year. The remaining 98.8% of our total debt at June 30, 2020 bears interest at floating and variable interest rates that, at our option, are tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At June 30, 2020 (Successor), the weighted average interest rate on our variable rate debt was 3.9% per year. If the balance of our variable interest rate at June 30, 2020 (Successor) were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $0.7 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2020 (Successor). On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the three months ended June 30, 2020 (Successor) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 12, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in our 2019 Annual Report on Form 10-K, for the fiscal year ended December 31, 2019, except as described below.

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

In response to the novel coronavirus (COVID-19) pandemic governments around the world, including U.S. federal and state governments, have imposed restrictions intended to limit the extent and spread of the virus, including travel restrictions, quarantines and business closures. These and other actions could, among other things, impact the ability of our employees and contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting and lead to disruptions in our permitting activities and critical business relationships. Additionally, the COVID-19 outbreak and governmental restrictions have significantly impacted economic activity and markets and have dramatically reduced current and anticipated demand for oil and natural gas, adversely impacting the prices we receive for our production. The severity and duration of the current COVID-19 outbreak and the potential for future outbreaks are uncertain and difficult to predict. COVID-19 or another similar outbreak may negatively impact our business in numerous ways, including, but not limited to, the following:

●	reducing our revenues if the outbreak results in a substantial or prolonged decrease in demand for oil and natural gas due to an economic downturn or recession;

●	disrupting our operations if our employees or contractors are unable to work due to illness or if our field operations are suspended or temporarily shut-down or restricted due to measures designed to contain the outbreak;

●	disrupting the operations of our midstream service providers, on whom we rely for the gathering, processing and transportation of our production, due to measures designed to contain the outbreak, and/or the difficult economic environment may lead to capital spending constraints, bankruptcy, the closing of facilities or inability to maintain infrastructure, which may adversely affect our ability to market our production, increase our costs, lower the prices we receive, or result in the shut-in of our producing wells or a delay or discontinuation of our development plans; and

●	the disruption and instability in the financial markets and the uncertainty in the general business environment may affect our ability to access capital, monetize assets and successfully execute our plans.

The COVID-19 pandemic may also have the effect of heightening many of the other risks set forth in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Any of these factors could have a material adverse effect on our business, operations, financial results and liquidity. Recently, oil and natural gas prices declined to historically low levels and we reduced our planned capital expenditures, delayed our drilling and completion plans and temporarily shut-in some of our producing wells, among other responses. We are unable to predict the ultimate adverse impact of COVID-19 on our business, which will depend on numerous evolving factors and future developments, including the length of time that the pandemic continues, its ongoing effect on the demand for oil and natural gas and the response of the overall economy and the financial markets after governmental restrictions are eased.

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

3.2	Seventh Amended and Restated Bylaws of Battalion Oil Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 27, 2020).
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

BATTALION OIL CORPORATION

August 10, 2020	By:	/s/ RICHARD H. LITTLE
		Name:	Richard H. Little
		Title:	Chief Executive Officer

August 10, 2020	By:	/s/ RAGAN T. ALTIZER
		Name:	Ragan T. Altizer
		Title:	Executive Vice President, Chief Financial Officer and Treasurer