Form 10-Q
period 2021-06-30
BATTALION OIL CORP
filed 2021-08-09
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	BATL	NYSE American

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ⌧ No ◻

At August 5, 2021, 16,268,037 shares of the Registrant’s Common Stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$51,935	$15,758	$93,205	$57,675
Natural gas	5,317	836	14,404	1,190
Natural gas liquids	6,851	1,437	11,760	6,190
Total oil, natural gas and natural gas liquids sales	64,103	18,031	119,369	65,055
Other	263	463	515	838
Total operating revenues	64,366	18,494	119,884	65,893

Operating expenses:
Production:
Lease operating	10,169	10,300	19,636	22,789
Workover and other	767	539	1,327	1,862
Taxes other than income	2,912	1,493	6,104	4,408
Gathering and other	14,331	15,228	27,502	25,775
Restructuring	—	2,162	—	2,580
General and administrative	4,031	5,270	8,858	9,126
Depletion, depreciation and accretion	11,249	14,382	21,844	32,412
Full cost ceiling impairment	—	60,107	—	60,107
Total operating expenses	43,459	109,481	85,271	159,059
Income (loss) from operations	20,907	(90,987)	34,613	(93,166)

Other income (expenses):
Net gain (loss) on derivative contracts	(53,089)	(34,761)	(98,800)	83,538
Interest expense and other	(1,747)	(1,568)	(3,117)	(3,197)
Total other income (expenses)	(54,836)	(36,329)	(101,917)	80,341
Income (loss) before income taxes	(33,929)	(127,316)	(67,304)	(12,825)
Income tax benefit (provision)	—	—	—	—
Net income (loss)	$(33,929)	$(127,316)	$(67,304)	$(12,825)

Net income (loss) per share of common stock:
Basic	$(2.09)	$(7.86)	$(4.14)	$(0.79)
Diluted	$(2.09)	$(7.86)	$(4.14)	$(0.79)
Weighted average common shares outstanding:
Basic	16,268	16,204	16,250	16,204
Diluted	16,268	16,204	16,250	16,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$1,458	$4,295
Accounts receivable, net	37,098	32,242
Assets from derivative contracts	1,280	8,559
Prepaids and other	2,475	2,740
Total current assets	42,311	47,836
Oil and natural gas properties (full cost method):
Evaluated	544,418	509,274
Unevaluated	75,822	75,494
Gross oil and natural gas properties	620,240	584,768
Less - accumulated depletion	(316,519)	(295,163)
Net oil and natural gas properties	303,721	289,605
Other operating property and equipment:
Other operating property and equipment	3,367	3,535
Less - accumulated depreciation	(1,206)	(1,149)
Net other operating property and equipment	2,161	2,386
Other noncurrent assets:
Assets from derivative contracts	563	4,009
Operating lease right of use assets	78	310
Other assets	2,903	2,351
Total assets	$351,737	$346,497

Current liabilities:
Accounts payable and accrued liabilities	$65,297	$58,928
Liabilities from derivative contracts	71,443	22,125
Current portion of long-term debt	2,209	1,720
Operating lease liabilities	78	403
Total current liabilities	139,027	83,176
Long-term debt	163,000	158,489
Other noncurrent liabilities:
Liabilities from derivative contracts	15,117	4,291
Asset retirement obligations	10,945	10,583
Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,268,037 and 16,203,979 shares issued and outstanding as of
June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	331,117	330,123
Retained earnings (accumulated deficit)	(307,471)	(240,167)
Total stockholders' equity	23,648	89,958
Total liabilities and stockholders' equity	$351,737	$346,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2020	16,204	$2	$330,123	$(240,167)	$89,958
Net income (loss)	—	—	—	(33,375)	(33,375)
Long-term incentive plan vestings	87	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	(24)	—	(264)	—	(264)
Stock-based compensation	—	—	692	—	692
Balances at March 31, 2021	16,267	2	330,551	(273,542)	57,011
Net income (loss)	—	—	—	(33,929)	(33,929)
Long-term incentive plan vestings	1	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	—	—	(5)	—	(5)
Stock-based compensation	—	—	571	—	571
Balances at June 30, 2021	16,268	$2	$331,117	$(307,471)	$23,648

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

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(67,304)	$(12,825)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and accretion	21,844	32,412
Full cost ceiling impairment	—	60,107
Stock-based compensation, net	1,079	1,173
Unrealized loss (gain) on derivative contracts	70,869	(45,157)
Reorganization items, net	—	(5,723)
Accrued settlements on derivative contracts	6,972	349
Other income (expense)	(287)	464
Change in assets and liabilities:
Accounts receivable	(5,488)	17,618
Prepaids and other	(441)	3,468
Accounts payable and accrued liabilities	1,856	(8,782)
Net cash provided by (used in) operating activities	29,100	43,104

Cash flows from investing activities:
Oil and natural gas capital expenditures	(37,593)	(91,164)
Proceeds received from sale of oil and natural gas properties	926	500
Funds held in escrow and other	(2)	509
Net cash provided by (used in) investing activities	(36,669)	(90,155)

Cash flows from financing activities:
Proceeds from borrowings	82,000	81,209
Repayments of borrowings	(77,000)	(44,000)
Equity issuance costs and other	(268)	(32)
Net cash provided by (used in) financing activities	4,732	37,177

Net increase (decrease) in cash and cash equivalents	(2,837)	(9,874)

Cash and cash equivalents at beginning of period	4,295	10,275
Cash and cash equivalents at end of period	$1,458	$401

Supplemental cash flow information:
Cash paid for reorganization items	$—	$5,723

Disclosure of non-cash investing and financing activities:
Asset retirement obligations	$105	$(90)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

Basis of Presentation and Principles of Consolidation

Battalion is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. The consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. The Company operates in one segment which focuses on oil and natural gas acquisition, production, exploration and development. Allocation of capital is made across the Company’s entire portfolio without regard to operating area. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Battalion follows the accounting policies disclosed in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC) on March 8, 2021. Please refer to the notes in the Annual Report on Form 10-K for the year ended December 31, 2020 when reviewing interim financial results.

Risk and Uncertainties

The Company is continuously monitoring the current and potential impacts of the novel coronavirus (COVID-19) pandemic on its business, including how it has and may continue to impact its operations, financial results, liquidity, contractors, customers, employees and vendors, and taking appropriate actions in response, including implementing various measures to ensure the continued operation of its business in a safe and secure manner. In 2020, COVID-19 and governmental actions to contain the pandemic contributed to an economic downturn, reduced demand for oil and natural gas and, together with a price war involving the Organization of Petroleum Exporting Countries (OPEC)/Saudi Arabia and Russia, depressed oil and natural gas prices to historically low levels. Although OPEC and Russia subsequently agreed to reduce production, downward pressure on prices continued for several months, particularly given concerns over the impacts of the economic downturn on demand. As a consequence, beginning in March 2020, the Company realized lower revenue as a result of commodity price declines, resulting in the Company temporarily shutting in producing wells in May and June 2020, which further contributed to lower revenues that year. Additionally, the Company incurred ceiling test impairments, which were primarily driven by a decline in the average pricing used in the valuation of the Company’s reserves.

During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand for oil and natural gas and increases in oil and natural gas prices to pre-pandemic levels. Further, at present, OPEC and Russia have been coordinating production increases to maintain supply and demand balance, stabilize prices and avoid market disruptions. However, there remains the potential for such cooperation to fail and for demand for oil and natural gas to be adversely impacted by the economic effects of the ongoing COVID-19 pandemic, including as a consequence of the circulation of more infectious “variants” of the disease, vaccine hesitancy, waning vaccine effectiveness or other factors. As a consequence, the Company is unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by the same sorts of factors that negatively impacted prices during 2020. Furthermore, the health of the Company’s employees, contractors and vendors, and its ability to meet staffing needs in its operations and critical functions remain concerns and cannot be predicted, nor can the impact on the Company’s customers, vendors and contractors. Any material effect on these parties could adversely impact the Company. These and other factors could affect the Company’s operations, earnings and cash flows and could cause its results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results. For further information regarding the actual and potential impacts of COVID-19 on the Company, see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. As of June 30, 2021 and December 31, 2020, allowances for doubtful accounts were less than $0.1 million and approximately $0.2 million, respectively.

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

The Company’s exposure to credit risk under its derivative contracts is diversified among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At June 30, 2021, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Senior Credit Agreement.

Restructuring

During the three and six months ended June 30, 2020, the Company incurred approximately $2.2 million and $2.6 million in restructuring charges, respectively, related to the consolidation into one corporate office and reductions in its workforce due to efforts to improve efficiencies and go forward costs. In May 2020, in furtherance of the consolidation into one corporate office, the Company exercised a one-time early termination option under the lease agreement for the Company’s office space in Denver, Colorado. These costs were recorded in “Restructuring” on the unaudited condensed consolidated statements of operations. Refer to Note 2, “Leases,” for further details.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company leases equipment and office space under operating leases. The Company has no leases that meet the criteria for classification as a finance lease. The “Operating lease right of use assets” outstanding on the unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 have an initial lease term of 5 years. Payments due under the lease contracts include fixed payments plus, in some instances, variable payments. The table below summarizes the Company’s leases for the six months ended June 30, 2021 and 2020 (in thousands, except years and discount rate):

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended
	June 30,
	2021		2020
Lease cost
Operating lease costs	$235		$1,797
Short-term lease costs	1,889		16,094
Variable lease costs	229		682
Total lease costs	$2,353		$18,573

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$328		$1,790
Weighted-average remaining lease term - operating leases	0.2	years	1.0	years
Weighted-average discount rate - operating leases	3.70%		3.70%

As described in Note 1, “Financial Statement Presentation,” the Company exercised a one-time early termination option under the lease agreement for the Company’s office space in Denver, Colorado in May 2020 and paid a $1.3 million termination fee. The Company’s abandonment of its office lease in Denver resulted in a $0.5 million impairment to its operating lease right of use asset presented as “Restructuring” in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2020.

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space and equipment as of June 30, 2021, are presented in the table below (in thousands):

June 30, 2021
Remaining period in 2021	$78
2022	—
2023	—
2024	—
2025	—
Thereafter	—
Total operating lease payments	78
Less: discount to present value	—
Total operating lease liabilities	78
Less: current operating lease liabilities	78
Noncurrent operating lease liabilities	$—

3. OPERATING REVENUES

Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of the commodity to the customer. Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $33.9 million and $24.5 million as of June 30, 2021 and December 31, 2020, respectively, as “Accounts receivable” and “Other assets” on the unaudited condensed consolidated balance sheets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$51,935	$15,758	$93,205	$57,675
Natural gas	5,317	836	14,404	1,190
Natural gas liquids	6,851	1,437	11,760	6,190
Total oil, natural gas and natural gas liquids sales	64,103	18,031	119,369	65,055
Other	263	463	515	838
Total operating revenues	$64,366	$18,494	$119,884	$65,893

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

4. DIVESTITURES

Northern West Quito Assets

On December 18, 2020, the Company sold certain oil and gas properties and related assets located in Ward County, Texas (the North West Quito Assets) to Point Energy Partners Operating, LLC for a total adjusted sales price of $25.9 million in cash. The effective date of the transaction was October 1, 2020. Proceeds from the sale were recorded as a reduction to the carrying value of the Company’s full cost pool with no gain or loss recorded. The Company used the net proceeds from the sale to repay amounts outstanding under the Company’s Senior Credit Agreement and for general corporate purposes.

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

Additionally, the Company assesses all properties classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group, if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the full cost ceiling test limitation.

At June 30, 2021, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2021 of the West Texas Intermediate (WTI) crude oil spot price of $49.72 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended June 30, 2021 of the Henry Hub natural gas price of $2.43 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties at June 30, 2021 did not exceed the ceiling amount.

At June 30, 2020, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2020 of the WTI crude oil spot price of $47.37 per

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended June 30, 2020 of the Henry Hub natural gas price of $2.07 MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties at June 30, 2020 exceeded the ceiling amount by $60.1 million which resulted in a ceiling test impairment charge of that amount for the quarter. The ceiling test impairment was primarily driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $55.96 per barrel at March 31, 2020 to $47.37 per barrel at June 30, 2020. This average price decline was partially offset by favorable differentials and lower operating expenses.

Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties to the full cost pool, capital spending, and other factors will determine the Company’s ceiling test calculation and impairment analyses in future periods.

6. DEBT

As of June 30, 2021 and December 31, 2020, the Company’s debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Senior revolving credit facility	$163,000	$158,000
Paycheck Protection Program loan	2,209	2,209
Total debt	165,209	160,209
Current portion of Paycheck Protection Program loan	2,209	1,720
Total long-term debt	$163,000	$158,489

Senior Revolving Credit Facility

On October 8, 2019, the Company entered into a senior secured revolving credit agreement, as amended, (the Senior Credit Agreement) with Bank of Montreal, as administrative agent, and certain other financial institutions party thereto, as lenders. The Senior Credit Agreement provides for a $750.0 million senior secured reserve-based revolving credit facility with a current borrowing base of $185.0 million. At June 30, 2021, the Company had $163.0 million indebtedness outstanding and approximately $1.9 million letters of credit outstanding under the Senior Credit Agreement, resulting in $20.1 million of borrowing capacity under the current borrowing base of $185.0 million. Pursuant to the Fourth Amendment to the Senior Credit Agreement, the borrowing base is subject to a reduction on September 1, 2021, which is discussed further below.

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

The Senior Credit Agreement contains certain events of default, including non-payment; breaches of representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Credit Agreement also contains certain financial covenants, including maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) of not greater than 3.50 to 1.00 and (ii) a Current Ratio (as defined in the Senior Credit Agreement) of not less than 1.00 to 1.00. As of June 30, 2021, after giving effect to the Third Amendment, discussed below, the Company was in compliance with the financial covenants under the Senior Credit Agreement.

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

On May 10, 2021, the Company entered into the Fourth Amendment to Senior Secured Revolving Credit Agreement (the Fourth Amendment) which reduced the borrowing base to $185.0 million effective June 1, 2021 and further reduces the borrowing base to $175.0 million effective September 1, 2021. The Fourth Amendment also, among other things, (i) increased interest margins to 2.00% to 3.00% for ABR-based loans and 3.00% to 4.00% for Eurodollar-based loans, (ii) amended the covenant relating to the minimum mortgaged total value of proved borrowing base properties to increase the value from 90% to 95%, (iii) provides for direct reductions in the borrowing base in the event of asset dispositions in excess of $1.0 million per fiscal year or swap terminations and (iv) revised certain covenants and covenant-related baskets including, but not limited to, adding covenants prohibiting the designation of unrestricted subsidiaries and requiring prior consent from the lenders regarding asset dispositions or swap terminations in excess of the greater of $7.5 million or 3.5% of the then effective borrowing base.

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

Under the terms of the CARES Act, the Company can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act during the covered period after loan origination and the maintenance or achievement of certain employee levels. The Company believes it is eligible for, and is pursuing forgiveness of the PPP Loan in accordance with the requirements and limitations under the CARES Act; however, no assurance can be provided that forgiveness of any portion of the PPP Loan will be obtained.

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

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	1,843	$—	1,843

Liabilities
Liabilities from derivative contracts	$—	86,560	$—	86,560

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$12,568	$—	$12,568

Liabilities
Liabilities from derivative contracts	$—	$26,416	$—	$26,416

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of June 30, 2021, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Senior Credit Agreement.

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

All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

Derivatives not designated as		Asset derivative contracts			Liability derivative contracts
hedging contracts under ASC 815	Balance sheet location	June 30, 2021	December 31, 2020	Balance sheet location	June 30, 2021	December 31, 2020
Commodity contracts	Current assets - assets from derivative contracts	$1,280	$8,559	Current liabilities - liabilities from derivative contracts	$(71,443)	$(22,125)
Commodity contracts	Other noncurrent assets - assets from derivative contracts	563	4,009	Other noncurrent liabilities - liabilities from derivative contracts	(15,117)	(4,291)
Total derivatives not designated as hedging contracts under ASC 815		$1,843	$12,568		$(86,560)	$(26,416)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income on		recognized in income on
		derivative contracts for the		derivative contracts for the
Derivatives not designated	Location of gain or	Three Months Ended		Six Months Ended
as hedging contracts	(loss) recognized in income	June 30,		June 30,
under ASC 815	on derivative contracts	2021	2020	2021	2020
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	$(34,817)	$(67,221)	$(70,869)	$45,157
Realized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	(18,272)	32,460	(27,931)	38,381
Total net gain (loss) on derivative contracts		$(53,089)	$(34,761)	$(98,800)	$83,538

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the six months ended June 30, 2020, the Company terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds of approximately $16.3 million which were recorded in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations.

At June 30, 2021, the Company had the following open crude oil and natural gas derivative contracts:

			Volume in	Weighted
			Mmbtu's/	Average
Period	Instrument	Commodity	Bbl's	Price
2021	Fixed-Price Swap	Crude Oil	1,457,000	$43.65
2021	Fixed-Price Swap	Natural Gas	2,168,512	2.72
2021	Basis Swap	Crude Oil	1,457,000	(0.32)
2021	Basis Swap	Natural Gas	2,168,512	(0.24)
2021	WTI NYMEX Roll	Crude Oil	1,209,000	(0.41)
2022	Fixed-Price Swap	Crude Oil	2,368,434	48.81
2022	Fixed-Price Swap	Natural Gas	1,297,420	3.01
2022	Producer Collar (Ceiling)	Natural Gas	2,388,624	2.65
2022	Producer Collar (Floor)	Natural Gas	2,388,624	2.50
2022	Basis Swap	Crude Oil	2,368,434	0.47
2022	Basis Swap	Natural Gas	3,686,044	(0.30)
2022	WTI NYMEX Roll	Crude Oil	2,399,434	(0.03)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at June 30, 2021 and December 31, 2020 (in thousands):

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020

Gross Amounts Presented in the Consolidated Balance Sheet	$1,843	$12,568	$(86,560)	$(26,416)
Amounts Not Offset in the Consolidated Balance Sheet	(1,843)	(8,968)	1,843	8,968
Net Amount	$—	$3,600	$(84,717)	$(17,448)

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations as of December 31, 2020	$10,583
Additions	105
Accretion expense	257
Liability for asset retirement obligations as of June 30, 2021	$10,945

10. COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2021, the Company has a minimum volume commitment with a third party for the treating of sour gas production through June 30, 2022. The future payments associated with the minimum volume commitment are approximately $4.9 million and $4.8 million for the remainder of 2021 and for 2022, respectively.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of June 30, 2021, the Company had in place two long-term crude oil contracts and 12 long-term natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

11. STOCKHOLDERS’ EQUITY

Warrants

On October 8, 2019, the Company entered into a warrant agreement (the Warrant Agreement) with Broadridge Corporate Issuer Solutions, Inc. as the warrant agent, pursuant to which the Company issued three series of warrants (the Series A Warrants, the Series B Warrants and the Series C Warrants and together, the Warrants), on a pro rata basis to pre-emergence holders of the predecessor Company’s common stock pursuant to the Company’s plan of reorganization.

Each Warrant represents the right to purchase one share of common stock at the applicable exercise price, subject to adjustment as provided in the Warrant Agreement and as summarized below. On October 8, 2019, the Company issued (i) Series A Warrants to purchase an aggregate of 1,798,322 shares of common stock, with an initial exercise price of $40.17 per share, (ii) Series B Warrants to purchase an aggregate of 2,247,985 shares of common stock, with an initial exercise price of $48.28 per share and (iii) Series C Warrants to purchase an aggregate of 2,890,271 shares of common stock, with an initial exercise price of $60.45 per share. Each series of Warrants issued under the Warrant Agreement has a three-year term, expiring on October 8, 2022. The strike price of each series of Warrants issued under the Warrant Agreement increases monthly at an annualized rate of 6.75%, compounding monthly, as provided in the Warrant Agreement. As of June 30, 2021, the Company had 1.8 million Series A, 2.2 million Series B and 2.9 million Series C warrants outstanding with corresponding exercise prices of $43.78, $52.86 and $66.47 per share, respectively.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Warrants do not grant any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the Company’s business.

Incentive Plans

On January 29, 2020, the Company’s board of directors adopted the 2020 Long-Term Incentive Plan (the Plan) with an effective date of January 1, 2020 in which an aggregate of approximately 1.5 million shares of the Company’s common stock were available for grant pursuant to awards under the Plan. On June 8, 2021, Amendment No. 1 to the Plan to increase, by 0.3 million shares, the maximum number of shares of common stock that may be issued thereunder, i.e., a maximum of approximately 1.8 million shares, became effective. As of June 30, 2021 and December 31, 2020, a maximum of 0.5 million and 0.2 million, respectively, of the Company’s common stock remained reserved for issuance under the Plan.

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

For the three and six months ended June 30, 2021, the Company recognized expense of $0.5 million and $1.1 million, respectively, related to stock-based-compensation. For the three and six months ended June 30, 2020, the Company recognized expense of $0.8 million and $1.2 million, respectively, related to stock-based compensation. Stock-based compensation expense is recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

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

No stock options were granted during the six months ended June 30, 2021. At June 30, 2021, the Company had $0.7 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.6 years.

During the six months ended June 30, 2020, the Company granted stock options under the Plan covering 0.5 million shares of common stock to employees of the Company. These stock options have exercise prices ranging from $18.91 to $37.83 with a weighted average exercise price of $28.32 per share. At June 30, 2020, the Company had $1.3 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 2.1 years.

Restricted Stock

From time to time, the Company grants shares of restricted stock units (RSUs) under the Plan to employees of the Company. Under the Plan, employee RSUs will vest and convert to shares typically over a four year period at a rate of one-fourth on the annual anniversary date of the grant or when the performance or market conditions described below occur.

During the six months ended June 30, 2021, the Company granted less than 0.1 million shares of RSUs which will vest over four years at a rate of one-fourth on the annual anniversary date of the grant. These RSUs were granted at a fair

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

value price of $8.00 per share. At June 30, 2021, the Company had $3.1 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 2.3 years.

During the six months ended June 30, 2020, the Company granted 0.9 million shares of RSUs with the vesting conditions and fair values described below under the Plan to employees of the Company. At June 30, 2020, the Company had $5.6 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 3.0 years.

●	0.4 million RSUs granted will vest over four years at a rate one-fourth on the annual anniversary date of the grant. These RSUs were granted at a fair value prices ranging from $4.36 to $11.89 with a weighted average fair value price of $11.80 per share.
●	0.2 million RSUs granted will vest in full only upon achievement of certain business combination goals, as defined in the award agreements. These RSUs were granted at a fair value of $11.89 per share. As of June 30, 2021, a business combination, as defined in the awards agreements, had not been consummated and was not considered probable. As such, no expense has been recognized for the RSUs with business combination vesting conditions.
●	0.3 million RSUs granted will vest in full or in part or may terminate based on the Company’s total shareholder return relative to the total shareholder return of certain of its peer companies as defined in the award agreements over the performance period ending on February 20, 2024. These RSUs were granted at a fair value of $6.48 per share.

12. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic:
Net income (loss)	$(33,929)	$(127,316)	$(67,304)	$(12,825)
Weighted average basic number of common shares outstanding	16,268	16,204	16,250	16,204
Basic net income (loss) per share of common stock	$(2.09)	$(7.86)	$(4.14)	$(0.79)

Diluted:
Net income (loss)	$(33,929)	$(127,316)	$(67,304)	$(12,825)
Weighted average basic number of common shares outstanding	16,268	16,204	16,250	16,204
Common stock equivalent shares representing shares issuable upon:
Exercise of Series A Warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of Series B Warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of Series C Warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Weighted average diluted number of common shares outstanding	16,268	16,204	16,250	16,204
Diluted net income (loss) per share of common stock	$(2.09)	$(7.86)	$(4.14)	$(0.79)

Common stock equivalents, including warrants, options and restricted stock units, totaling 7.7 million for the three and six months ended June 30, 2021 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Common stock equivalents, including warrants, options and restricted stock units, totaling 7.8 million and 7.6 million for the three and six months ended June 30, 2020, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

13. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$32,370	$22,781
Joint interest accounts	4,539	8,543
Other	189	918
	$37,098	$32,242
Prepaids and other:
Prepaids	$500	$892
Funds in escrow	1,773	1,740
Other	202	108
	$2,475	$2,740
Other assets:
Oil, natural gas and natural gas liquids revenues	$1,565	$1,720
Funds in escrow	1,287	581
Other	51	50
	$2,903	$2,351
Accounts payable and accrued liabilities:
Trade payables	$28,091	$22,740
Accrued oil and natural gas capital costs	6,769	8,344
Revenues and royalties payable	20,877	16,412
Accrued interest expense	1,554	482
Accrued employee compensation	2,082	3,223
Accrued lease operating expenses	5,830	7,622
Other	94	105
	$65,297	$58,928

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three and six months ended June 30, 2021 and 2020 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Our total operating revenues for the first six months of 2021 and 2020 were $119.9 million and $65.9 million, respectively. The increase in revenues in the most recent period is primarily attributable to an approximate $22.47 per Boe increase in average realized prices (excluding the effects of hedging arrangements). During the first six months of 2021, production averaged 14,956 Boe/d compared to average production of 16,527 Boe/d during the first six months of 2020. Average daily oil and natural gas production was impacted by the temporary shut-in of production amounting to approximately 600 Boe/d and 2,700 Boe/d in the first six months of 2021 and 2020, respectively. In February 2021, we temporarily shut-in production due to inclement weather. In May and June 2020, we temporarily shut-in production in response to historically low commodity prices. Current year production was also impacted by third-party processing curtailments and downtime resulting from facility upgrades and repairs. For the six months ended June 30, 2021, we drilled and cased 2.0 gross (2.0 net) operated wells, completed 6.0 gross (6.0 net) operated wells, and put online 6.0 gross (6.0 net) operated wells.

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

Oil and natural gas prices are inherently volatile and sustained lower commodity prices could result in impairment charges under our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the crude oil price for July 2021 of $75.31 per barrel, and holding it constant for two months to create a trailing 12-month period of average prices that is more reflective of recent price trends, our ceiling test calculation would not have generated an impairment, holding all other inputs and factors constant. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Recent Developments

Risk and Uncertainties

We are continuously monitoring the current and potential impacts of the novel coronavirus (COVID-19) pandemic on our business, including how it has and may continue to impact our operations, financial results, liquidity, contractors, customers, employees and vendors, and taking appropriate actions in response, including implementing various measures to ensure the continued operation of our business in a safe and secure manner. In 2020, COVID-19 and governmental actions to contain the pandemic contributed to an economic downturn, reduced demand for oil and natural gas and, together with a price war involving the Organization of Petroleum Exporting Countries (OPEC)/Saudi Arabia and Russia, depressed oil and natural gas prices to historically low levels. Although OPEC and Russia subsequently agreed to reduce production, downward pressure on prices continued for several months, particularly given concerns over the impacts of the economic downturn on demand. As a consequence, beginning in March 2020, we realized lower revenue as a result of commodity price declines, resulting in us temporarily shutting in producing wells in May and June 2020, which further contributed to lower revenues that year. Additionally, we incurred ceiling test impairments, which were primarily driven by a decline in the average pricing required to be used in the valuation of our reserves for ceiling test purposes.

During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand for oil and natural gas and increases in oil and natural gas prices to pre-pandemic levels. Further, at present, OPEC and Russia have been coordinating production increases to maintain supply and demand balance, stabilize prices and avoid market disruptions. However, there remains the potential for such cooperation to fail and for demand for oil and natural gas to be adversely impacted by the economic effects of the ongoing COVID-19 pandemic, including as a consequence of the circulation of more infectious “variants” of the disease, vaccine hesitancy, waning vaccine effectiveness or other factors. As a consequence, we are unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by the same sorts of factors that negatively impacted prices during 2020. Furthermore, the health of our employees, contractors and vendors, and our ability to meet staffing needs in our operations and critical functions remain concerns and cannot be predicted, nor can the impact on our customers, vendors and contractors. Any material effect on these parties could adversely impact us. These and other factors could affect our operations, earnings and cash flows and could cause our results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results. For further information regarding the actual and potential impacts of COVID-19 on us, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Senior Revolving Credit Facility

On May 10, 2021, we entered into the Fourth Amendment to Senior Secured Revolving Credit Agreement (the Fourth Amendment) which reduced the borrowing base to $185.0 million effective June 1, 2021 and further reduces the borrowing base to $175.0 million effective September 1, 2021. The Fourth Amendment also, among other things, (i) increased interest margins to 2.00% to 3.00% for ABR-based loans and 3.00% to 4.00% for Eurodollar-based loans, (ii) amended the covenant relating to the minimum mortgaged total value of proved borrowing base properties to increase the value from 90% to 95%, (iii) provides for direct reductions in the borrowing base in the event of asset dispositions in excess of $1.0 million per fiscal year or swap terminations and (iv) revised certain covenants and covenant-related baskets including, but not limited to, adding covenants prohibiting the designation of unrestricted subsidiaries and requiring prior consent from the lenders regarding asset dispositions or swap terminations in excess of the greater of $7.5 million or 3.5% of the then effective borrowing base.

Capital Resources and Liquidity

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In 2020, the COVID-19 outbreak and associated government restrictions significantly impacted economic activity and markets and dramatically reduced demand for oil and natural gas at the same time that supply was maintained at high levels due to a price and market share war involving the OPEC/Saudi Arabia and Russia, all of which adversely impacted the prices we received for our production. As a consequence, beginning in March 2020, we realized lower revenue as a result of these commodity price declines, resulting in us temporarily shutting in producing wells in May and June 2020, which further contributed to lower revenues that year. Additionally, we incurred ceiling test impairments, which were primarily driven by a decline in the average pricing required to be used in the valuation of our reserves for ceiling test purposes.

During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand of oil and natural gas and increases in oil and natural gas prices to pre-pandemic levels. Further, at present, OPEC and Russia have been coordinating production increases to maintain supply and demand balance, stabilize prices and avoid market disruptions. However, there remains the potential for such cooperation to fail and for demand for oil and natural gas to be adversely impacted by the economic effects of the ongoing COVID-19 pandemic, including as a consequence of the circulation of more infectious “variants” of the disease, vaccine hesitancy, waning vaccine effectiveness or other factors. As a consequence, the Company is unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by the same sorts of factors that negatively impacted prices during 2020. Actual or anticipated declines in domestic or foreign economic activity or growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and an economic contraction either regionally or worldwide, resulting from current efforts to contain the COVID-19 coronavirus or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price received for oil and natural gas production, adversely impacting our ability to comply with covenants in our Senior Credit Agreement or causing our lenders to further reduce the borrowing base under our Senior Credit Agreement. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations, cash flows and, potentially, compliance with the covenants contained in, and borrowing capacity under, our Senior Credit Agreement.

We expect to spend approximately $40.0 million to $50.0 million on drilling, completion, support infrastructure and other capital costs during 2021. These near-term capital spending requirements are expected to be funded with cash and cash equivalents on hand, cash flows from operations and, if needed, borrowings under our Senior Credit Agreement, which has a current borrowing base of $185.0 million and which is scheduled to be reduced to $175.0 million on September 1, 2021 pursuant to the Fourth Amendment to our Senior Credit Agreement, as discussed in greater detail above. Amounts borrowed under our Senior Credit Agreement will mature on October 8, 2024. At June 30, 2021, we had $163.0 million of indebtedness outstanding and approximately $1.9 million letters of credit outstanding under our Senior Credit Agreement, resulting in $20.1 million of borrowing capacity under the current $185.0 million borrowing base. The next redetermination is scheduled for the fall of 2021. If our borrowing base is further reduced upon a redetermination, our resulting liquidity could be insufficient to fund our business, operations and planned capital expenditures and the reduction could result in a borrowing base deficiency, which would require us to repay any amount outstanding in excess of the borrowing base.

As part of our ongoing efforts to manage our business and liquidity, we are in regular contact with our lenders regarding matters relating to the Senior Credit Agreement, and we closely monitor our compliance with the various covenants under our Senior Credit Agreement, which include certain financial covenants, such as maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) of not greater than 3.50 to 1.00 and (ii) a Current Ratio (as defined in the Senior Credit Agreement) of not less than 1.00:1.00. As of June 30, 2021, after giving effect to the Third Amendment to Senior Secured Revolving Credit Agreement and Limited Waiver (the Third Amendment), we were in compliance with the financial covenants under the Senior Credit Agreement.

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

Cash Flow

During the six months ended June 30, 2021, operating cash flows and net borrowings under our Senior Credit Agreement funded our capital expenditures program. See “Results of Operations” for a review of the impact of prices and volumes on operating revenues.

Net increase (decrease) in cash and cash equivalents is summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020

Cash flows provided by (used in) operating activities	$29,100	$43,104
Cash flows provided by (used in) investing activities	(36,669)	(90,155)
Cash flows provided by (used in) financing activities	4,732	37,177
Net increase (decrease) in cash and cash equivalents	$(2,837)	$(9,874)

Operating Activities. Net cash flows provided by operating activities for the six months ended June 30, 2021 and 2020 were $29.1 million and $43.1 million, respectively.

Operating cash flows for the six months ended June 30, 2021 decreased from the six months ended June 30, 2020 due to realized losses from derivative contracts incurred in the six months ended June 30, 2021 as a result of increased commodity prices. In addition, realized gains from derivative contracts were higher in the six months ended June 30, 2020, as that period included the early termination of certain derivative contracts. During the six months ended June 30, 2020, we terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds of approximately $16.3 million during the period. The decrease to current period operating cash flows was partially offset by our average realized price increase of approximately $22.47 per Boe which contributed to higher oil and natural gas revenues in 2021.

Operating cash flows for the six months ended June 30, 2020 increased from the six months ended June 30, 2019 due to decreases in our operating expenses associated with our focus on efficiencies and cost savings and a decrease in interest expense associated with lower outstanding debt due to our chapter 11 bankruptcy. In addition, realized gains from derivative contracts were higher in the six months ended June 30, 2020, which included the early termination of certain derivative contracts. During the six months ended June 30, 2020, we terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds of approximately $16.3 million during the period. These increases to operating cash flows in 2020 were partially offset by decreased oil and natural gas revenues as a result of lower realized commodity prices and lower production volumes.

Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2021 and 2020 were approximately $36.7 million and $90.2 million, respectively.

During the six months ended June 30, 2021, we spent $37.6 million on oil and natural gas capital expenditures, of which $33.0 million related to drilling and completion costs and $3.1 million related to the development of our treating equipment and gathering support infrastructure. We received $0.9 million in proceeds from the sale of oil and natural gas properties.

During the six months ended June 30, 2020, we spent $91.2 million on oil and natural gas capital expenditures, of which $61.2 million related to drilling and completion costs and $29.0 million related to the development of our treating equipment and our gathering support infrastructure. We received $0.5 million in proceeds from the sale of oil and natural gas properties. In addition, we received $0.5 million in insurance proceeds associated with a casualty loss on our support infrastructure.

Financing Activities. Net cash flows provided by financing activities for the six months ended June 30, 2021 and 2020 were approximately $4.7 million and $37.2 million, respectively.

During the six months ended June 30, 2021, net borrowings of $5.0 million under our Senior Credit Agreement were used to partially fund our drilling and completions program and the development of our treating equipment and gathering support facilities.

During the six months ended June 30, 2020, net borrowings of $35.0 million under our Senior Credit Agreement were used to fund our drilling and completions program and the development of our treating equipment and gathering support facilities. We also borrowed $2.2 million under the Paycheck Protection Plan Loan to fund payroll costs, rent and utilities.

Senior Revolving Credit Facility

On October 8, 2019, we entered into the Senior Credit Agreement with Bank of Montreal, as administrative agent, and certain other financial institutions party thereto, as lenders. The Senior Credit Agreement, as amended, provides for a $750.0 million senior secured reserve-based revolving credit facility with a current borrowing base of $185.0 million. A portion of the Senior Credit Agreement, in the amount of $25.0 million, is available for the issuance of letters of credit. The maturity date of the Senior Credit Agreement is October 8, 2024. Redeterminations of the borrowing base occur semi-annually on May 1 and November 1, with the lenders and us each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of our oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 2.00% to 3.00% for ABR-based loans or at specified margins over LIBOR of 3.00% to 4.00% for Eurodollar-based loans, which margins may be increased one-time by not more than 50 basis points per annum if necessary in order to successfully syndicate the Senior Credit Agreement. These margins fluctuate based on our utilization of the facility.

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

On May 10, 2021, we entered into the Fourth Amendment which reduced the borrowing base to $185.0 million effective June 1, 2021 and further reduces the borrowing base to $175.0 million effective September 1, 2021. The Fourth Amendment also, among other things, (i) increased interest margins to 2.00% to 3.00% for ABR-based loans and 3.00% to 4.00% for Eurodollar-based loans, (ii) amended the covenant relating to the minimum mortgaged total value of proved borrowing base properties to increase the value from 90% to 95%, (iii) provides for direct reductions in the borrowing base in the event of asset dispositions in excess of $1.0 million per fiscal year or swap terminations and (iv) revised certain covenants and covenant-related baskets including, but not limited to, adding covenants prohibiting the designation of unrestricted subsidiaries and requiring prior consent from the lenders regarding asset dispositions or swap terminations in excess of the greater of $7.5 million or 3.5% of the then effective borrowing base.

As of June 30, 2021, after giving effect to the Third Amendment, we were in compliance with the financial covenants under the Senior Credit Agreement.

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

Under the terms of the CARES Act, we can apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act during the covered period after loan origination and the maintenance or achievement of certain employee levels. We believe we are eligible for, and are pursuing, forgiveness of the PPP Loan in accordance with the requirements and limitations under the CARES Act; however, no assurance can be provided that forgiveness of any portion of the PPP Loan will be obtained.

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

We reported a net loss of $33.9 million and $127.3 million for the three months ended June 30, 2021 and 2020, respectively. The table included below sets forth financial information for the periods presented.

	Three Months Ended
	June 30,
In thousands (except per unit and per Boe amounts)	2021	2020	Change
Net income (loss)	$(33,929)	$(127,316)	$93,387
Operating revenues:
Oil	51,935	15,758	36,177
Natural gas	5,317	836	4,481
Natural gas liquids	6,851	1,437	5,414
Other	263	463	(200)
Operating expenses:
Production:
Lease operating	10,169	10,300	(131)
Workover and other	767	539	228
Taxes other than income	2,912	1,493	1,419
Gathering and other	14,331	15,228	(897)
Restructuring	—	2,162	(2,162)
General and administrative:
General and administrative	3,546	4,484	(938)
Stock-based compensation	485	786	(301)
Depletion, depreciation and accretion:
Depletion – Full cost	11,015	14,005	(2,990)
Depreciation – Other	105	232	(127)
Accretion expense	129	145	(16)
Full cost ceiling impairment	—	60,107	(60,107)
Other income (expenses):
Net gain (loss) on derivative contracts	(53,089)	(34,761)	(18,328)
Interest expense and other	(1,747)	(1,568)	(179)

Production:
Oil – MBbls	805	775	30
Natural Gas - MMcf	2,055	1,632	423
Natural gas liquids – MBbls	270	251	19
Total MBoe(1)	1,417	1,298	119
Average daily production – Boe/d(1)	15,571	14,264	1,307

Average price per unit (2):
Oil price - Bbl	$64.52	$20.33	$44.19
Natural gas price - Mcf	2.59	0.51	2.08
Natural gas liquids price - Bbl	25.37	5.73	19.64
Total per Boe(1)	45.24	13.89	31.35

Average cost per Boe:
Production:
Lease operating	$7.18	$7.94	$(0.76)
Workover and other	0.54	0.42	0.12
Taxes other than income	2.06	1.15	0.91
Gathering and other	10.11	11.73	(1.62)
Restructuring	—	1.67	(1.67)
General and administrative:
General and administrative	2.50	3.45	(0.95)
Stock-based compensation	0.34	0.61	(0.27)
Depletion	7.77	10.79	(3.02)
(1)	Natural gas reserves are converted to oil reserves using a ratio of six Mcf to one Bbl of oil. This ratio is based on energy equivalency, not price equivalency. The price for a barrel of oil equivalent for natural gas is substantially lower than the price for a barrel of oil.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Oil, natural gas and natural gas liquids revenues were $64.1 million and $18.0 million for the three months ended June 30, 2021 and 2020, respectively. The increase in revenues in the most recent period is primarily attributable to an approximate $31.35 per Boe increase in our average realized prices (excluding the effects of hedging arrangements). The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors. For the three months ended June 30, 2021 and 2020, production averaged 15,571 Boe/d and 14,264 Boe/d, respectively. Our average daily production increased in the three months ended June 30, 2021 when compared to the same period in the prior year due to new production brought online as a result of our 2021 capital program as well as production from wells brought back online that were shut-in during May and June 2020 when historically low commodity prices occurred, which was partially offset by third-party processing curtailments and facility upgrades and repairs in the current year period.

Lease operating expenses were $10.2 million and $10.3 million for the three months ended June 30, 2021 and 2020, respectively. On a per unit basis, lease operating expenses were $7.18 per Boe and $7.94 per Boe for the three months ended June 30, 2021 and 2020, respectively. The decrease in lease operating expenses in 2021 results from operational efficiencies decreasing our per unit costs.

Workover and other expenses were $0.8 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively. On a per unit basis, workover and other expenses were $0.54 per Boe and $0.42 per Boe for the three months ended June 30, 2021 and 2020, respectively. The increased workover and other expenses in 2021 relate to more significant workover projects undertaken in the current year.

Taxes other than income were $2.9 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.06 per Boe and $1.15 per Boe for the three months ended June 30, 2021 and 2020, respectively.

Gathering and other expenses were $14.3 million and $15.2 million for the three months ended June 30, 2021 and 2020, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Approximately $4.6 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Gathering and marketing fees increased in 2021 as we marketed higher quantities of sour gas production to third parties in the current year period. Approximately $9.7 million and $9.5 million for the three months ended June 30, 2021 and 2020, respectively, relate to operating expenses on our treating equipment and gathering support facilities. The increase in treating equipment and gathering support facilities expenses in 2021 results from higher chemical costs to improve the quality of treated oil, which were partially offset by lower operating expenses associated with our treating equipment, as fewer sour gas production volumes were processed through our hydrogen sulfide treating plant in the current year period. Also included are $3.4 million of rig stacking charges for the three months ended June 30, 2020.

Restructuring expense was approximately $2.2 million for the three months ended June 30, 2020. During the three months ended June 30, 2020, we incurred restructuring charges related to the consolidation into one corporate office and had reductions in our workforce due to efforts to improve efficiencies and go forward costs. In May 2020, in furtherance of the consolidation into one corporate office, we exercised a one-time early termination option under the lease agreement for our office space in Denver, Colorado.

General and administrative expense was $3.5 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively. The reduction in general and administrative expense in the current period is associated with a decrease in professional fees and information technology costs incurred when compared to the prior year. On a per unit basis, general and administrative expenses were $2.50 per Boe and $3.45 per Boe for the three months ended June 30, 2021 and 2020, respectively.

Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $11.0 million and $14.0 million for the three months ended June 30, 2021 and 2020, respectively. On a per unit basis, depletion expense was $7.77 per Boe and $10.79 per Boe for the three months ended June 30, 2021 and 2020, respectively. The lower depletion rate in the 2021 is attributable to the change in our depletable base as a result of full cost ceiling test impairments incurred in 2020.

Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling”, based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. At June 30, 2020, we recorded a full cost ceiling impairment of $60.1 million. The ceiling test impairment was primarily driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $55.96 per barrel at March 31, 2020 to $47.37 per barrel at June 30, 2020. This average price decline was partially offset by favorable differentials and lower operating expenses.

We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At June 30, 2021, we had a $1.8 million derivative asset, $1.3 million of which was classified as current, and we had a $86.6 million derivative liability, $71.4 million of which was classified as current. We recorded a net derivative loss of $53.1 million ($34.8 million net unrealized loss and $18.3 million net realized loss on settled and early terminated contracts) for the three months ended June 30, 2021. For the three months ended June 30, 2020, we recorded a net derivative loss of $34.8 million ($67.2 million net unrealized loss and $32.4 million net realized gain on settled and early terminated contracts). During the three months ended June 30, 2020, we terminated certain derivative contracts in advance of their natural expiration dates and received proceeds of approximately $16.4 million, which were included in the $32.4 million net realized gains for the period.

Six Months Ended June 30, 2021 and 2020

We reported a net loss of $67.3 million and $12.8 million for the six months ended June 30, 2021 and 2020, respectively. The table included below sets forth financial information for the periods presented.

	Six Months Ended
	June 30,
In thousands (except per unit and per Boe amounts)	2021	2020	Change
Net income (loss)	$(67,304)	$(12,825)	$(54,479)
Operating revenues:
Oil	93,205	57,675	35,530
Natural gas	14,404	1,190	13,214
Natural gas liquids	11,760	6,190	5,570
Other	515	838	(323)
Operating expenses:
Production:
Lease operating	19,636	22,789	(3,153)
Workover and other	1,327	1,862	(535)
Taxes other than income	6,104	4,408	1,696
Gathering and other	27,502	25,775	1,727
Restructuring	—	2,580	(2,580)
General and administrative:
General and administrative	7,779	7,953	(174)
Stock-based compensation	1,079	1,173	(94)
Depletion, depreciation and accretion:
Depletion – Full cost	21,356	31,605	(10,249)
Depreciation – Other	231	513	(282)
Accretion expense	257	294	(37)
Full cost ceiling impairment	—	60,107	(60,107)
Other income (expenses):
Net gain (loss) on derivative contracts	(98,800)	83,538	(182,338)
Interest expense and other	(3,117)	(3,197)	80

Production:
Oil – MBbls	1,524	1,712	(188)
Natural Gas - MMcf	4,188	4,171	17
Natural gas liquids – MBbls	485	601	(116)
Total MBoe(1)	2,707	3,008	(301)
Average daily production – Boe(1)	14,956	16,527	(1,571)

Average price per unit (2):
Oil price - Bbl	$61.16	$33.69	$27.47
Natural gas price - Mcf	3.44	0.29	3.15
Natural gas liquids price - Bbl	24.25	10.30	13.95
Total per Boe(1)	44.10	21.63	22.47

Average cost per Boe:
Production:
Lease operating	$7.25	$7.58	$(0.33)
Workover and other	0.49	0.62	(0.13)
Taxes other than income	2.25	1.47	0.78
Gathering and other	10.16	8.57	1.59
Restructuring	—	0.86	(0.86)
General and administrative:
General and administrative	2.87	2.64	0.23
Stock-based compensation	0.40	0.39	0.01
Depletion	7.89	10.51	(2.62)
(1)	Natural gas reserves are converted to oil reserves using a ratio of six Mcf to one Bbl of oil. This ratio is based on energy equivalency, not price equivalency. The price for a barrel of oil equivalent for natural gas is substantially lower than the price for a barrel of oil.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Oil, natural gas and natural gas liquids revenues were $119.4 million and $65.1 million for the six months ended June 30, 2021 and 2020, respectively. The increase in revenues in the most recent period is primarily attributable to an approximate $22.47 per Boe increase in our average realized prices (excluding the effects of hedging arrangements). The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors. For the six months ended June 30, 2021 and 2020, production averaged 14,956 Boe/d and 16,527 Boe/d, respectively. Average daily oil and natural gas production was impacted by the temporary shut-in of production amounting to approximately 600 Boe/d and 2,700 Boe/d in the first six months of 2021 and 2020, respectively. In February 2021, we temporarily shut-in production due to inclement weather. In May and June 2020, we temporarily shut-in production in response to historically low commodity prices. Current year production was also impacted by third-party processing curtailments and downtime resulting from facility upgrades and repairs.

Lease operating expenses were $19.6 million and $22.8 million for the six months ended June 30, 2021 and 2020, respectively. On a per unit basis, lease operating expenses were $7.25 per Boe and $7.58 per Boe for the six months ended June 30, 2021 and 2020, respectively. The decrease in lease operating expenses in 2021 results from decreased salt water disposal costs due to lower production volumes and less produced water.

Workover and other expenses were $1.3 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively. On a per unit basis, workover and other expenses were $0.49 per Boe and $0.62 per Boe for the six months ended June 30, 2021 and 2020, respectively. The decreased workover and other expenses in 2021 relate to preventive operational measures previously undertaken to mitigate potential future failures in producing wells, continued improvements in well and completion designs, and cost reductions for materials and services. This decrease is partially offset by more significant workover projects undertaken in the second quarter of 2021.

Taxes other than income were $6.1 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.25 per Boe and $1.47 per Boe for the six months ended June 30, 2021 and 2020, respectively.

Gathering and other expenses were $27.5 million and $25.8 million for the six months ended June 30, 2021 and 2020, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Approximately $8.6 million and $5.2 million for the six months ended June 30, 2021 and 2020, respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Gathering and marketing fees increased in 2021 as we marketed higher quantities of sour gas production to third parties in the current year period. Approximately $18.9 million and $17.2 million for the six months ended June 30, 2021 and 2020, respectively, relate to operating expenses on our treating equipment and gathering support facilities. The increase in treating equipment and gathering support facilities expenses in 2021 results from higher electricity and buy back fuel costs incurred as a result of inclement weather in February 2021 and higher chemical costs to improve the quality of treated oil, which were partially offset by lower operating expenses associated with our treating equipment, as fewer sour gas production volumes were processed through our hydrogen sulfide treating plant in the current year period. Also included are $3.4 million of rig stacking charges for the six months ended June 30, 2020.

Restructuring expense was approximately $2.6 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, we incurred restructuring charges related to the consolidation into one corporate office and had reductions in our workforce due to efforts to improve efficiencies and go forward costs. In May 2020, in furtherance of the consolidation into one corporate office, we exercised a one-time early termination option under the lease agreement for our office space in Denver, Colorado.

General and administrative expense was $7.8 million and $8.0 million for the six months ended June 30, 2021 and 2020, respectively. The reduction in general and administrative expense in the current year period is associated with a decrease in professional fees and information technology costs. These reductions were partial offset by an increase in payroll costs, as the 2020 period included a $1.6 million deduction to general and administrative expenses related to discretionary cash incentives. In late March 2020, due to changes in market conditions and decreased commodity prices, we determined that previously accrued discretionary cash incentives related to 2019 would not be paid, causing a $1.6 million reduction to general and administrative expense in the 2020 period. On a per unit basis, general and administrative expenses were $2.87 per Boe and $2.64 per Boe for the six months ended June 30, 2021 and 2020, respectively. The increase in general and administrative expenses on a per unit basis is attributed to the reduction in produced volumes between the periods.

Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $21.4 million and $31.6 million for the six months ended June 30, 2021 and 2020, respectively. On a per unit basis, depletion expense was $7.89 per Boe and $10.51 per Boe for the six months ended June 30, 2021 and 2020, respectively. The lower depletion rate in 2021 is attributable to the change in our depletable base as a result of full cost ceiling test impairments incurred in 2020.

Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling”, based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. At June 30, 2020, we recorded a full cost ceiling impairment of $60.1 million. The ceiling test impairment was primarily driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $55.96 per barrel at March 31, 2020 to $47.37 per barrel at June 30, 2020. This average price decline was partially offset by favorable differentials and lower operating expenses.

We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At June 30, 2021, we had a $1.8 million derivative asset, $1.3 million of which was classified as current, and we had a $86.6 million derivative liability, $71.4 million of which was classified as current. We recorded a net derivative loss of $98.8 million ($70.9 million net unrealized loss and $27.9 million net realized loss on settled and early terminated contracts) for the six months ended June 30, 2021. For the six months ended June 30, 2020, we recorded a net derivative gain of $83.5 million ($45.2 million net unrealized gain and $38.3 million net realized gain on settled and early terminated contracts). During the six months ended June 30, 2020, we terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds of approximately $16.3 million, which were included in the $38.3 million net realized gains for the period.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of June 30, 2021, we did not post collateral under any of our derivative contracts as they are secured under our Senior Credit Agreement. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 8, “Derivative and Hedging Activities,” for more details.

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

At June 30, 2021, the principal amount of our debt was $165.2 million, of which approximately 1.3% bears interest at a weighted average fixed interest rate of 1.0% per year. The remaining 98.7% of our total debt at June 30, 2021 bears interest at floating and variable interest rates that, at our option, are tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At June 30, 2021, the weighted average interest rate on our variable rate debt was 4.04% per year. If the balance of our variable interest rate at June 30, 2021 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $0.7 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2021. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 10, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2021	185	$11.93	—	—
May 2021	—	—	—	—
June 2021	185	12.70	—	—

(1)	All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock units. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company has extended R. Kevin Andrews’s, Chief Financial Officer, employment agreement to January 28, 2022 to align his agreement term with the terms of the Chief Executive Officer and Chief Operating Officer.

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

10.1.4

Fourth Amendment to the Senior Secured Revolving Credit Agreement dated as of May 10, 2021, by and among Battalion Oil Corporation, as borrower, Bank of Montreal, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1.4 of our Quarterly Report on Form 10-Q filed May 17, 2021).

10.8†

Employment Agreement between R. Kevin Andrews and Battalion Oil Corporation effective as of August 17, 2020 (Incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q filed November 9, 2020).

10.8.1*†	First Amendment to Employment Agreement between R. Kevin Andrews and Battalion Oil Corporation effective as of August 7, 2021.
31.1*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer
31.2*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer
32*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Attached hereto.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATTALION OIL CORPORATION

August 9, 2021	By:	/s/ RICHARD H. LITTLE
		Name:	Richard H. Little
		Title:	Chief Executive Officer

August 9, 2021	By:	/s/ R. KEVIN ANDREWS
		Name:	R. Kevin Andrews
		Title:	Executive Vice President, Chief Financial Officer and Treasurer