Form 10-Q
period 2021-09-30
BATTALION OIL CORP
filed 2021-11-08
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

3505 West Sam Houston Parkway North, Suite 300, Houston, TX 77043

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

At November 4, 2021, 16,273,913 shares of the Registrant’s Common Stock were outstanding.

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	5
	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2021 and December 31, 2020	6
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2021 and the Year Ended December 31, 2020	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2021 and 2020	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	45
ITEM 4.	Controls and Procedures	45

PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	46
ITEM 1A.	Risk Factors	46
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
ITEM 3.	Defaults Upon Senior Securities	46
ITEM 4.	Mine Safety Disclosures	46
ITEM 5.	Other Information	47
ITEM 6.	Exhibits	48
Signatures		49

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$60,023	$33,638	$153,228	$91,313
Natural gas	9,435	1,912	23,839	3,102
Natural gas liquids	11,046	3,896	22,806	10,086
Total oil, natural gas and natural gas liquids sales	80,504	39,446	199,873	104,501
Other	312	384	827	1,222
Total operating revenues	80,816	39,830	200,700	105,723

Operating expenses:
Production:
Lease operating	11,979	10,091	31,615	32,880
Workover and other	990	905	2,317	2,767
Taxes other than income	3,082	2,722	9,186	7,130
Gathering and other	15,934	13,500	43,436	39,275
Restructuring	—	—	—	2,580
General and administrative	4,491	4,111	13,349	13,237
Depletion, depreciation and accretion	10,885	15,755	32,729	48,167
Full cost ceiling impairment	—	128,336	—	188,443
Total operating expenses	47,361	175,420	132,632	334,479
Income (loss) from operations	33,455	(135,590)	68,068	(228,756)

Other income (expenses):
Net gain (loss) on derivative contracts	(20,571)	(15,843)	(119,371)	67,695
Interest expense and other	(1,900)	(1,692)	(5,017)	(4,889)
Gain (loss) on extinguishment of debt	2,068	—	2,068	—
Total other income (expenses)	(20,403)	(17,535)	(122,320)	62,806
Income (loss) before income taxes	13,052	(153,125)	(54,252)	(165,950)
Income tax benefit (provision)	—	—	—	—
Net income (loss)	$13,052	$(153,125)	$(54,252)	$(165,950)

Net income (loss) per share of common stock:
Basic	$0.80	$(9.45)	$(3.34)	$(10.24)
Diluted	$0.79	$(9.45)	$(3.34)	$(10.24)
Weighted average common shares outstanding:
Basic	16,270	16,204	16,257	16,204
Diluted	16,428	16,204	16,257	16,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$1,868	$4,295
Accounts receivable, net	40,162	32,242
Assets from derivative contracts	813	8,559
Prepaids and other	1,195	2,740
Total current assets	44,038	47,836
Oil and natural gas properties (full cost method):
Evaluated	550,522	509,274
Unevaluated	76,136	75,494
Gross oil and natural gas properties	626,658	584,768
Less - accumulated depletion	(327,233)	(295,163)
Net oil and natural gas properties	299,425	289,605
Other operating property and equipment:
Other operating property and equipment	3,106	3,535
Less - accumulated depreciation	(1,012)	(1,149)
Net other operating property and equipment	2,094	2,386
Other noncurrent assets:
Assets from derivative contracts	110	4,009
Operating lease right of use assets	811	310
Other assets	2,737	2,351
Total assets	$349,215	$346,497

Current liabilities:
Accounts payable and accrued liabilities	$60,403	$58,928
Liabilities from derivative contracts	74,287	22,125
Current portion of long-term debt	149	1,720
Operating lease liabilities	365	403
Total current liabilities	135,204	83,176
Long-term debt	155,000	158,489
Other noncurrent liabilities:
Liabilities from derivative contracts	9,536	4,291
Asset retirement obligations	11,786	10,583
Operating lease liabilities	446	—
Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,273,913 and 16,203,979 shares issued and outstanding as of
September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	331,660	330,123
Retained earnings (accumulated deficit)	(294,419)	(240,167)
Total stockholders' equity	37,243	89,958
Total liabilities and stockholders' equity	$349,215	$346,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2020	16,204	$2	$330,123	$(240,167)	$89,958
Net income (loss)	—	—	—	(33,375)	(33,375)
Long-term incentive plan vestings	87	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	(24)	—	(264)	—	(264)
Stock-based compensation	—	—	692	—	692
Balances at March 31, 2021	16,267	2	330,551	(273,542)	57,011
Net income (loss)	—	—	—	(33,929)	(33,929)
Long-term incentive plan vestings	1	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	—	—	(5)	—	(5)
Stock-based compensation	—	—	571	—	571
Balances at June 30, 2021	16,268	2	331,117	(307,471)	23,648
Net income (loss)	—	—	—	13,052	13,052
Long-term incentive plan vestings	8	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	(2)	—	(22)	—	(22)
Stock-based compensation	—	—	565	—	565
Balances at September 30, 2021	16,274	$2	$331,660	$(294,419)	$37,243

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

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(54,252)	$(165,950)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and accretion	32,729	48,167
Full cost ceiling impairment	—	188,443
Stock-based compensation, net	1,560	1,793
Unrealized loss (gain) on derivative contracts	69,053	(24,029)
Reorganization items, net	—	(6,440)
Loss (gain) on extinguishment of debt	(2,068)	—
Accrued settlements on derivative contracts	6,769	474
Other income (expense)	(229)	280
Change in assets and liabilities:
Accounts receivable	(8,432)	16,270
Prepaids and other	806	5,053
Accounts payable and accrued liabilities	1,196	(16,183)
Net cash provided by (used in) operating activities	47,132	47,878

Cash flows from investing activities:
Oil and natural gas capital expenditures	(47,204)	(96,483)
Proceeds received from sale of oil and natural gas properties	947	3,500
Funds held in escrow and other	9	480
Net cash provided by (used in) investing activities	(46,248)	(92,503)

Cash flows from financing activities:
Proceeds from borrowings	145,000	119,209
Repayments of borrowings	(148,021)	(83,000)
Other	(290)	(32)
Net cash provided by (used in) financing activities	(3,311)	36,177

Net increase (decrease) in cash and cash equivalents	(2,427)	(8,448)

Cash and cash equivalents at beginning of period	4,295	10,275
Cash and cash equivalents at end of period	$1,868	$1,827

Supplemental cash flow information:
Cash paid for reorganization items	$—	$6,440

Disclosure of non-cash investing and financing activities:
Asset retirement obligations	$836	$(70)

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

Risk and Uncertainties

The Company is continuously monitoring the current and potential impacts of the novel coronavirus (COVID-19) pandemic on its business, including how it has and may continue to impact its operations, financial results, liquidity, contractors, customers, employees and vendors, and taking appropriate actions in response, including implementing various measures to ensure the continued operation of its business in a safe and secure manner. In 2020, COVID-19 and governmental actions to contain the pandemic contributed to an economic downturn, reduced demand for oil and natural gas and, together with a price war involving the Organization of Petroleum Exporting Countries (OPEC)/Saudi Arabia and Russia, depressed oil and natural gas prices to historically low levels. Although OPEC and Russia subsequently agreed to reduce production, downward pressure on prices continued for several months, particularly given concerns over the impacts of the economic downturn on demand. As a consequence, beginning in March 2020, the Company realized lower revenue as a result of commodity price declines, resulting in the Company temporarily shutting in producing wells in May and June 2020, which further contributed to lower revenues that year. Additionally, the Company incurred ceiling test impairments, which were primarily driven by a decline in the average pricing required to be used in the valuation of the Company’s reserves for ceiling test purposes..

During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand for oil and natural gas and increases in oil and natural gas prices. Further, at present, OPEC and Russia have been coordinating production increases to maintain supply and demand balance, stabilize prices and avoid market disruptions. However, there remains the potential for such cooperation to fail and for demand for oil and natural gas to be adversely impacted by the economic effects of the ongoing COVID-19 pandemic, including as a consequence of the circulation of more infectious “variants” of the disease, vaccine hesitancy, waning vaccine effectiveness or other factors. As a consequence, the Company is unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by the same sorts of factors that negatively impacted prices during 2020. Furthermore, the health of the Company’s employees, contractors and vendors, and its ability to meet staffing needs in its operations and critical functions remain concerns and cannot be predicted, nor can the impact on the Company’s customers, vendors and contractors. Any material effect on these parties could adversely impact the Company. These and other factors could affect the Company’s operations, earnings and cash flows and could cause its results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results. For further information regarding the actual and potential impacts of COVID-19 on the Company, see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. As of September 30, 2021 and December 31, 2020, allowances for doubtful accounts were less than $0.1 million and approximately $0.2 million, respectively.

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At September 30, 2021, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Senior Credit Agreement.

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted on March 27, 2020 and included, among other things, provisions relating to refundable payroll tax credits (the Employee Retention Credit or ERC). As provided for in the CARES Act and subsequent legislation which modified and extended the provisions included therein, the ERC allows for a refundable tax credit against certain employment taxes equal to 50% of the first $10,000 in qualified wages paid to each employee after March 12, 2020 and through December 31, 2020 and 70% of the first $10,000 in qualified wages paid to each employee, per calendar quarter, after December 31, 2020 through September 30, 2021. During the three months ended September 30, 2021, the Company determined that the qualifications for the Employee Retention Credit were met and filed the corresponding applications for the applicable 2020 and 2021 periods. The Company recognized an approximate $0.7 million Employee Retention Credit during the three and nine months ended September 30, 2021, with approximately $0.5 million recorded to “General and administrative” and approximately $0.2 million recorded to “Lease operating” in the unaudited condensed consolidated statements of operations.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring

During the nine months ended September 30, 2020, the Company incurred $2.6 million in restructuring charges related to the consolidation into one corporate office and reductions in its workforce due to efforts to improve efficiencies and go forward costs. In May 2020, in furtherance of the consolidation into one corporate office, the Company exercised a one-time early termination option under the lease agreement for the Company’s office space in Denver, Colorado. These costs were recorded in “Restructuring” on the unaudited condensed consolidated statements of operations. Refer to Note 2, “Leases,” for further details.

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

The “Operating lease right of use assets” outstanding on the unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 have initial lease terms of 2.3 and 5.0 years, respectively. Payments due under the lease contracts include fixed payments plus, in some instances, variable payments. The table below summarizes the Company’s leases for the nine months ended September 30, 2021 and 2020 (in thousands, except term and discount rate):

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended
	September 30,
	2021		2020
Lease cost
Operating lease costs	$346		$1,869
Short-term lease costs	2,231		16,372
Variable lease costs	307		798
Total lease costs	$2,884		$19,039

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$439		$2,093
Right-of-use assets obtained in exchange for new operating lease liabilities	841		—
Weighted-average remaining lease term - operating leases	2.2	years	0.7	years
Weighted-average discount rate - operating leases	4.29%		3.70%

As described in Note 1, “Financial Statement Presentation,” the Company exercised a one-time early termination option under the lease agreement for the Company’s office space in Denver, Colorado in May 2020 and paid a $1.3 million termination fee. The Company’s abandonment of its office lease in Denver resulted in a $0.5 million impairment to its operating lease right of use asset presented as “Restructuring” in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2020.

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space and equipment as of September 30, 2021, are presented in the table below (in thousands):

September 30, 2021
Remaining period in 2021	$98
2022	391
2023	359
2024	—
2025	—
Thereafter	—
Total operating lease payments	848
Less: discount to present value	37
Total operating lease liabilities	811
Less: current operating lease liabilities	365
Noncurrent operating lease liabilities	$446

3. OPERATING REVENUES

Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of the commodity to the customer. Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $38.6 million and $24.5 million as of September 30, 2021 and December 31, 2020, respectively, as “Accounts receivable” and “Other assets” on the unaudited condensed consolidated balance sheets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$60,023	$33,638	$153,228	$91,313
Natural gas	9,435	1,912	23,839	3,102
Natural gas liquids	11,046	3,896	22,806	10,086
Total oil, natural gas and natural gas liquids sales	80,504	39,446	199,873	104,501
Other	312	384	827	1,222
Total operating revenues	$80,816	$39,830	$200,700	$105,723

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

Natural Gas and Natural Gas Liquids Sales

The Company evaluates its natural gas gathering and processing arrangements in place with midstream companies to determine when control of the natural gas is transferred. Under contracts where it is determined that control of the natural gas transfers at the wellhead, any fees incurred to gather or process the unprocessed natural gas are treated as a reduction of the sales price of unprocessed natural gas, and therefore revenues from such transactions are presented on a net basis. Under contracts where it is determined that control of the natural gas transfers at the tailgate of the midstream entity’s processing plant, revenues are presented on a gross basis for amounts expected to be received from the midstream company or third party purchasers through the gathering and treating process and presented as "Natural gas" or "Natural gas liquids" and any fees incurred to gather or process the natural gas are presented separately as "Gathering and other" on the unaudited condensed consolidated statements of operations.

Under certain contracts, the Company may elect to take its residue gas and/or natural gas liquids in-kind at the tailgate of the midstream entity’s processing plant. The Company then sells the products to a customer at contractual delivery points at prices based on an index. In these instances, revenues are presented on a gross basis and any fees

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

incurred to gather, process or transport the commodities are presented separately as "Gathering and other" on the unaudited condensed consolidated statements of operations.

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

At September 30, 2021, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2021 of the West Texas Intermediate (WTI) crude oil spot price of $57.64 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended September 30, 2021 of the Henry Hub natural gas price of $2.94 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties at September 30, 2021 did not exceed the ceiling amount.

At September 30, 2020, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2020 of the WTI crude oil spot price of $43.63

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended September 30, 2020 of the Henry Hub natural gas price of $1.97 MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties at September 30, 2020 exceeded the ceiling amount by $128.3 million which resulted in a ceiling test impairment charge of that amount for the quarter. The ceiling test impairment was primarily driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $47.37 per barrel at June 30, 2020 to $43.63 per barrel at September 30, 2020. The ceiling test impairment also reflects a transfer of $23.6 million of unevaluated property costs to the full cost pool due to the Company’s intent to focus available capital on Monument Draw. At June 30, 2020, the Company recorded a full cost ceiling impairment of $60.1 million. The ceiling test impairment was primarily driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $55.96 per barrel at March 31, 2020 to $47.37 per barrel at June 30, 2020. This average price decline was partially offset by favorable differentials and lower operating expenses. The impairments were recorded in “Full cost ceiling test impairment” on the unaudited condensed consolidated statements of operations.

Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties to the full cost pool, capital spending, and other factors will determine the Company’s ceiling test calculation and impairment analyses in future periods.

6. DEBT

As of September 30, 2021 and December 31, 2020, the Company’s debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Senior revolving credit facility	$155,000	$158,000
Paycheck Protection Program loan	149	2,209
Total debt	155,149	160,209
Current portion of Paycheck Protection Program loan	149	1,720
Total long-term debt	$155,000	$158,489

Senior Revolving Credit Facility

On October 8, 2019, the Company entered into a senior secured revolving credit agreement, as amended, (the Senior Credit Agreement) with Bank of Montreal, as administrative agent, and certain other financial institutions party thereto, as lenders. The Senior Credit Agreement provides for a $750.0 million senior secured reserve-based revolving credit facility with a current borrowing base of $175.0 million. At September 30, 2021, the Company had $155.0 million indebtedness outstanding and approximately $2.0 million letters of credit outstanding under the Senior Credit Agreement, resulting in $18.0 million of borrowing capacity.

A portion of the Senior Credit Agreement, in the amount of $25.0 million, is available for the issuance of letters of credit. The maturity date of the Senior Credit Agreement is October 8, 2024. Redeterminations of the borrowing base occur semi-annually on May 1 and November 1, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The lenders agreed to postpone the fall redetermination until December 2021. The borrowing base takes into account the estimated value of the Company’s oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 2.00% to 3.00% for ABR-based loans or at specified margins over LIBOR of 3.00% to 4.00% for Eurodollar-based loans, which margins may be increased one-time by not more than 50 basis points

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

per annum if necessary in order to successfully syndicate the Senior Credit Agreement. These margins fluctuate based on the Company’s utilization of the facility.

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

The Senior Credit Agreement contains certain events of default, including non-payment; breaches of representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Credit Agreement also contains certain financial covenants, including maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) of not greater than 3.50 to 1.00 and (ii) a Current Ratio (as defined in the Senior Credit Agreement) of not less than 1.00 to 1.00. As of September 30, 2021, after giving effect to the Third Amendment, discussed below, the Company was in compliance with the financial covenants under the Senior Credit Agreement.

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

On May 10, 2021, the Company entered into the Fourth Amendment to Senior Secured Revolving Credit Agreement (the Fourth Amendment) which reduced the borrowing base to $185.0 million effective June 1, 2021 and further reduced the borrowing base to $175.0 million effective September 1, 2021. The Fourth Amendment also, among other things, (i) increased interest margins to 2.00% to 3.00% for ABR-based loans and 3.00% to 4.00% for Eurodollar-based loans, (ii) amended the covenant relating to the minimum mortgaged total value of proved borrowing base properties to increase the value from 90% to 95%, (iii) provides for direct reductions in the borrowing base in the event of asset dispositions in excess of $1.0 million per fiscal year or swap terminations and (iv) revised certain covenants and covenant-related baskets including, but not limited to, adding covenants prohibiting the designation of unrestricted subsidiaries and requiring prior consent from the lenders regarding asset dispositions or swap terminations in excess of the greater of $7.5 million or 3.5% of the then effective borrowing base.

On September 24, 2021, the Company entered into the Fifth Amendment to Senior Secured Revolving Credit Agreement (the Fifth Amendment) which, among other things, modifies the limits on swap agreements so as not to exceed, (i) from the period of the Fifth Amendment effective date through December 31, 2021, the percentage of the reasonably anticipated hydrocarbon production from proved developed producing reserves during such period hedged pursuant to secured swap agreements in place as of the Fifth Amendment effective date; (ii) for the fiscal year ending

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022, the greater of (a) the proved developed producing reserves during such fiscal year hedged pursuant to secured swap agreements in place as of the Fifth Amendment effective date and (b) 85% of the proved developed producing reserves during such fiscal year; and (iii) for the fiscal years ending December 31, 2023, December 31, 2024 and December 31, 2025, swap agreements not to exceed 85%, 70% and 60% of the proved developed producing reserves, respectively, during each fiscal year.

Paycheck Protection Program Loan

On April 16, 2020, the Company entered into a promissory note (the PPP Loan) for a principal amount of approximately $2.2 million from Bank of Montreal under the Paycheck Protection Program of the CARES Act, which is administered by the U.S. Small Business Administration (SBA). Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The PPP Loan bears interest at a rate of 1.0% per annum and, if not forgiven, has a maturity date of April 16, 2022. As long as the Company made a timely application of forgiveness to the SBA, the Company was not required to make any payments under the PPP Loan until the forgiveness amount was communicated to the Company by the SBA. The Company applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. Effective August 13, 2021, the principal amount of the Company’s PPP Loan was reduced to approximately $0.2 million by the SBA and the Company recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of $2.1 million. The gain is presented in “Gain (loss) on extinguishment of debt” in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

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

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

assets and liabilities that were accounted for at fair value as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$923	$—	$923

Liabilities
Liabilities from derivative contracts	$—	$83,823	$—	$83,823

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$12,568	$—	$12,568

Liabilities
Liabilities from derivative contracts	$—	$26,416	$—	$26,416

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of September 30, 2021, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Senior Credit Agreement.

The Company’s crude oil, natural gas and natural gas liquids derivative positions at any point in time may consist of fixed-price swaps, costless put/call collars, basis swaps and WTI NYMEX rolls. Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price and are generally utilized less frequently by the Company than fixed-price swaps. Basis swaps effectively lock in a price differential between regional prices (i.e. Midland) where the product is sold and the relevant pricing index under which the oil production is hedged (i.e. Cushing). WTI NYMEX roll agreements account for pricing adjustments to the trade month versus the delivery month for contract pricing. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations.

All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

Derivatives not designated as		Asset derivative contracts			Liability derivative contracts
hedging contracts under ASC 815	Balance sheet location	September 30, 2021	December 31, 2020	Balance sheet location	September 30, 2021	December 31, 2020
Commodity contracts	Current assets - assets from derivative contracts	$813	$8,559	Current liabilities - liabilities from derivative contracts	$(74,287)	$(22,125)
Commodity contracts	Other noncurrent assets - assets from derivative contracts	110	4,009	Other noncurrent liabilities - liabilities from derivative contracts	(9,536)	(4,291)
Total derivatives not designated as hedging contracts under ASC 815		$923	$12,568		$(83,823)	$(26,416)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income on		recognized in income on
		derivative contracts for the		derivative contracts for the
Derivatives not designated	Location of gain or	Three Months Ended		Nine Months Ended
as hedging contracts	(loss) recognized in income	September 30,		September 30,
under ASC 815	on derivative contracts	2021	2020	2021	2020
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	$1,816	$(21,128)	$(69,053)	$24,029
Realized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	(22,387)	5,285	(50,318)	43,666
Total net gain (loss) on derivative contracts		$(20,571)	$(15,843)	$(119,371)	$67,695

During the three and nine months ended September 30, 2020, the Company terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds of approximately $6.6 million and $22.9 million, respectively, which were recorded in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations.

At September 30, 2021, the Company had the following open crude oil and natural gas derivative contracts:

			Volume in	Weighted
			Mmbtu's/	Average
Period	Instrument	Commodity	Bbl's	Price
2021	Fixed-Price Swap	Crude Oil	721,000	$43.96
2021	Fixed-Price Swap	Natural Gas	1,048,007	2.71
2021	Basis Swap	Crude Oil	721,000	(0.25)
2021	Basis Swap	Natural Gas	1,048,007	(0.24)
2021	WTI NYMEX Roll	Crude Oil	488,500	(0.39)
2022	Fixed-Price Swap	Crude Oil	2,368,434	48.81
2022	Fixed-Price Swap	Natural Gas	1,297,420	3.01
2022	Producer Collar (Ceiling)	Natural Gas	2,388,624	2.65
2022	Producer Collar (Floor)	Natural Gas	2,388,624	2.50
2022	Basis Swap	Crude Oil	2,368,434	0.47
2022	Basis Swap	Natural Gas	3,686,044	(0.30)
2022	WTI NYMEX Roll	Crude Oil	2,399,434	(0.03)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subsequent to September 30, 2021, the Company entered into the following crude oil and natural gas derivative contracts:

			Volume in	Weighted
			Mmbtu's/	Average
Period	Instrument	Commodity	Bbl's	Price
2022	Fixed-Price Swap	Natural Gas	535,000	$3.90
2022	Producer Collar (Ceiling)	Natural Gas	152,500	5.00
2022	Producer Collar (Floor)	Natural Gas	152,500	3.75
2023	Fixed-Price Swap	Crude Oil	1,391,000	66.55
2023	Fixed-Price Swap	Natural Gas	2,365,000	3.30
2023	Producer Collar (Ceiling)	Natural Gas	1,132,500	5.10
2023	Producer Collar (Floor)	Natural Gas	1,132,500	3.45
2023	Basis Swap	Crude Oil	1,368,000	0.25
2023	Basis Swap	Natural Gas	912,500	(0.52)
2023	WTI NYMEX Roll	Crude Oil	1,368,000	0.60
2024	Fixed-Price Swap	Crude Oil	914,500	61.35
2024	Fixed-Price Swap	Natural Gas	1,757,500	3.03
2024	Producer Collar (Ceiling)	Natural Gas	835,000	4.63
2024	Producer Collar (Floor)	Natural Gas	835,000	3.00
2024	Basis Swap	Crude Oil	914,500	0.25
2024	Basis Swap	Natural Gas	915,000	(0.55)
2024	WTI NYMEX Roll	Crude Oil	914,500	0.36
2025	Fixed-Price Swap	Crude Oil	408,750	60.24
2025	Fixed-Price Swap	Natural Gas	760,000	2.95
2025	Producer Collar (Ceiling)	Natural Gas	225,000	3.85
2025	Producer Collar (Floor)	Natural Gas	225,000	3.00
2025	Basis Swap	Crude Oil	135,750	0.25
2025	Basis Swap	Natural Gas	760,000	(0.54)
2025	WTI NYMEX Roll	Crude Oil	135,750	0.22

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at September 30, 2021 and December 31, 2020 (in thousands):

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020

Gross Amounts Presented in the Consolidated Balance Sheet	$923	$12,568	$(83,823)	$(26,416)
Amounts Not Offset in the Consolidated Balance Sheet	(923)	(8,968)	923	8,968
Net Amount	$—	$3,600	$(82,900)	$(17,448)

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations as of December 31, 2020	$10,583
Additions	111
Accretion expense	367
Revisions in estimated cash flows	725
Liability for asset retirement obligations as of September 30, 2021	$11,786

10. COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2021, the Company has a minimum volume commitment with a third party for the treating of sour gas production through June 30, 2022. The future payments associated with the minimum volume commitment are approximately $2.4 million and $4.8 million for the remainder of 2021 and for 2022, respectively.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of September 30, 2021, the Company had in place two long-term crude oil contracts and 12 long-term natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Each Warrant represents the right to purchase one share of common stock at the applicable exercise price, subject to adjustment as provided in the Warrant Agreement and as summarized below. On October 8, 2019, the Company issued (i) Series A Warrants to purchase an aggregate of 1,798,322 shares of common stock, with an initial exercise price of $40.17 per share, (ii) Series B Warrants to purchase an aggregate of 2,247,985 shares of common stock, with an initial exercise price of $48.28 per share and (iii) Series C Warrants to purchase an aggregate of 2,890,271 shares of common stock, with an initial exercise price of $60.45 per share. Each series of Warrants issued under the Warrant Agreement has a three-year term, expiring on October 8, 2022. The strike price of each series of Warrants issued under the Warrant Agreement increases monthly at an annualized rate of 6.75%, compounding monthly, as provided in the Warrant Agreement. As of September 30, 2021, the Company had 1.8 million Series A, 2.2 million Series B and 2.9 million Series C Warrants outstanding with corresponding exercise prices of $44.36, $53.59 and $67.44 per share, respectively.

The Warrants do not grant any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the Company’s business.

Incentive Plans

On January 29, 2020, the Company’s board of directors adopted the 2020 Long-Term Incentive Plan (the Plan) with an effective date of January 1, 2020 in which an aggregate of approximately 1.5 million shares of the Company’s common stock were available for grant pursuant to awards under the Plan. On June 8, 2021, Amendment No. 1 to the Plan to increase, by 0.3 million shares, the maximum number of shares of common stock that may be issued thereunder, i.e., a maximum of approximately 1.8 million shares, became effective. As of September 30, 2021 and December 31, 2020, a maximum of 0.5 million and 0.2 million, respectively, of the Company’s common stock remained reserved for issuance under the Plan.

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

For the three and nine months ended September 30, 2021, the Company recognized expense of $0.5 million and $1.6 million, respectively, related to stock-based-compensation. For the three and nine months ended September 30, 2020, the Company recognized expense of $0.6 million and $1.8 million, respectively, related to stock-based compensation. Stock-based compensation expense is recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

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

No stock options were granted during the nine months ended September 30, 2021. At September 30, 2021, the Company had $0.5 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.5 years.

During the nine months ended September 30, 2020, the Company granted stock options under the Plan covering 0.6 million shares of common stock to employees of the Company. These stock options have exercise prices ranging from $18.91 to $37.83 with a weighted average exercise price of $28.32 per share. At September 30, 2020, the Company had

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

$1.2 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 2.0 years.

Restricted Stock

From time to time, the Company grants shares of restricted stock units (RSUs) under the Plan to employees of the Company. Under the Plan, employee RSUs will vest and convert to shares typically over a four year period at a rate of one-fourth on the annual anniversary date of the grant or when the performance or market conditions described below occur.

During the nine months ended September 30, 2021, the Company granted less than 0.1 million shares of RSUs which will vest over four years at a rate of one-fourth on the annual anniversary date of the grant. These RSUs were granted at a fair value price of $8.00 per share. At September 30, 2021, the Company had $2.7 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 2.0 years.

During the nine months ended September 30, 2020, the Company granted 1.0 million shares of RSUs with the vesting conditions and fair values described below under the Plan to employees of the Company. At September 30, 2020, the Company had $4.9 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 2.7 years.

●	0.4 million RSUs granted will vest over four years at a rate one-fourth on the annual anniversary date of the grant. These RSUs were granted at fair value prices ranging from $4.36 to $11.89 with a weighted average fair value price of $11.55 per share.
●	0.2 million RSUs granted will vest in full only upon achievement of certain business combination goals, as defined in the award agreements. These RSUs were granted at fair values ranging from $7.88 to $11.89 with a weighted average fair value price of $11.32 per share. As of September 30, 2021, a business combination, as defined in the awards agreements, had not been consummated and was not considered probable. As such, no expense has been recognized for the RSUs with business combination vesting conditions.
●	0.4 million RSUs granted will vest in full or in part or may terminate based on the Company’s total shareholder return relative to the total shareholder return of certain of its peer companies as defined in the award agreements over the performance period ending on February 20, 2024. These RSUs were granted at fair values ranging from $4.05 to $6.48 with a weighted average fair value of $6.13 per share.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic:
Net income (loss)	$13,052	$(153,125)	$(54,252)	$(165,950)
Weighted average basic number of common shares outstanding	16,270	16,204	16,257	16,204
Basic net income (loss) per share of common stock	$0.80	$(9.45)	$(3.34)	$(10.24)

Diluted:
Net income (loss)	$13,052	$(153,125)	$(54,252)	$(165,950)
Weighted average basic number of common shares outstanding	16,270	16,204	16,257	16,204
Common stock equivalent shares representing shares issuable upon:
Exercise of Series A Warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of Series B Warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of Series C Warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	158	Anti-dilutive	Anti-dilutive	Anti-dilutive
Weighted average diluted number of common shares outstanding	16,428	16,204	16,257	16,204
Diluted net income (loss) per share of common stock	$0.79	$(9.45)	$(3.34)	$(10.24)

Common stock equivalents, including warrants, options and restricted stock units, totaling 7.4 million for the three months ended September 30, 2021 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive. Common stock equivalents, including warrants, options and restricted stock units, totaling 7.7 million nine months ended September 30, 2021 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

Common stock equivalents, including warrants, options and restricted stock units, totaling 7.8 million and 7.6 million for the three and nine months ended September 30, 2020, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net losses.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$37,125	$22,781
Joint interest accounts	2,845	8,543
Other	192	918
	$40,162	$32,242
Prepaids and other:
Prepaids	$306	$892
Funds in escrow	640	1,740
Other	249	108
	$1,195	$2,740
Other assets:
Oil, natural gas and natural gas liquids revenues	$1,427	$1,720
Funds in escrow	1,227	581
Other	83	50
	$2,737	$2,351
Accounts payable and accrued liabilities:
Trade payables	$24,742	$22,740
Accrued oil and natural gas capital costs	2,766	8,344
Revenues and royalties payable	23,705	16,412
Accrued interest expense	503	482
Accrued employee compensation	3,117	3,223
Accrued lease operating expenses	5,567	7,622
Other	3	105
	$60,403	$58,928

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three and nine months ended September 30, 2021 and 2020 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Our total operating revenues for the first nine months of 2021 and 2020 were $200.7 million and $105.7 million, respectively. The increase in revenues is primarily attributable to an approximate $23.25 per Boe increase in average realized prices (excluding the effects of hedging arrangements). During the first nine months of 2021, production averaged 15,890 Boe/d compared to average production of 16,712 Boe/d during the first nine months of 2020. Average daily oil and natural gas production was impacted by the temporary shut-in of production amounting to approximately 400 Boe/d and 1,800 Boe/d in the first nine months of 2021 and 2020, respectively. In February 2021, we temporarily shut-in production due to inclement weather. In May and June 2020, we temporarily shut-in production in response to historically low commodity prices. Current year production was also impacted by third-party processing curtailments and downtime resulting from facility upgrades and repairs. For the nine months ended September 30, 2021, we drilled and cased 2.0 gross (2.0 net) operated wells, completed 6.0 gross (6.0 net) operated wells, and put online 6.0 gross (6.0 net) operated wells.

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

Oil and natural gas prices are inherently volatile and sustained lower commodity prices could result in impairment charges under our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the crude oil price for October 2021 of $75.95 per barrel, and holding it constant for two months to create a trailing 12-month period of average prices that is more reflective of recent price trends, our ceiling test calculation would not have generated an impairment, holding all other inputs and factors constant. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

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

During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand for oil and natural gas and increases in oil and natural gas prices. Further, at present, OPEC and Russia have been coordinating production increases to maintain supply and demand balance, stabilize prices and avoid market disruptions. However, there remains the potential for such cooperation to fail and for demand for oil and natural gas to be adversely impacted by the economic effects of the ongoing COVID-19 pandemic, including as a consequence of the circulation of more infectious “variants” of the disease, vaccine hesitancy, waning vaccine effectiveness or other factors. As a consequence, we are unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by the same sorts of factors that negatively impacted prices during 2020. Furthermore, the health of our employees, contractors and vendors, and our ability to meet staffing needs in our operations and critical functions remain concerns and cannot be predicted, nor can the impact on our customers, vendors and contractors. Any material effect on these parties could adversely impact us. These and other factors could affect our operations, earnings and cash flows and could cause our results to not be comparable to those of the same period in previous years. The results presented in this Form 10-Q are not necessarily indicative of future operating results. For further information regarding the actual and potential impacts of COVID-19 on us, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Paycheck Protection Program Loan

Effective August 13, 2021, the principal amount of our promissory note (the PPP Loan) under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was reduced from $2.2 million to $0.2 million by the U.S. Small Business Administration (SBA). We applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. We recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of debt of $2.1 million. The gain is presented in “Gain (loss) on extinguishment of debt” in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

Employee Retention Credit

The CARES Act included, among other things, provisions relating to refundable payroll tax credits (the Employee Retention Credit or ERC). As provided for in the CARES Act and subsequent legislation which modified and extended the provisions included therein, the ERC allows for a refundable tax credit against certain employment taxes equal to 50% of the first $10,000 in qualified wages paid to each employee after March 12, 2020 and through December 31, 2020 and 70% of the first $10,000 in qualified wages paid to each employee, per calendar quarter, after December 31, 2020 through September 30, 2021. During the three months ended September 30, 2021, we determined that the qualifications for the Employee Retention Credit were met and filed the corresponding applications for the applicable 2020 and 2021 periods. We recognized an approximate $0.7 million Employee Retention Credit during the three and nine months ended September 30, 2021, with approximately $0.5 million recorded to “General and administrative” and approximately $0.2 million recorded to “Lease operating” in the unaudited condensed consolidated statements of operations.

Senior Revolving Credit Facility

On September 24, 2021, we entered into the Fifth Amendment to Senior Secured Revolving Credit Agreement (the Fifth Amendment) which, among other things, modifies the limits on swap agreements so as not to exceed, (i) from the period of the Fifth Amendment effective date through December 31, 2021, the percentage of the reasonably anticipated hydrocarbon production from proved developed producing reserves during such period hedged pursuant to secured swap agreements in place as of the Fifth Amendment effective date; (ii) for the fiscal year ending December 31, 2022, the greater of (a) the proved developed producing reserves during such fiscal year hedged pursuant to secured swap agreements in place as of the Fifth Amendment effective date and (b) 85% of the proved developed producing reserves during such fiscal year; and (iii) for the fiscal years ending December 31, 2023, December 31, 2024 and December 31, 2025, swap agreements not to exceed 85%, 70% and 60% of the proved developed producing reserves, respectively, during each fiscal year.

On May 10, 2021, we entered into the Fourth Amendment to Senior Secured Revolving Credit Agreement (the Fourth Amendment) which reduced the borrowing base to $185.0 million effective June 1, 2021 and further reduced the borrowing base to $175.0 million effective September 1, 2021. The Fourth Amendment also, among other things, (i) increased interest margins to 2.00% to 3.00% for ABR-based loans and 3.00% to 4.00% for Eurodollar-based loans, (ii) amended the covenant relating to the minimum mortgaged total value of proved borrowing base properties to increase the value from 90% to 95%, (iii) provides for direct reductions in the borrowing base in the event of asset dispositions in excess of $1.0 million per fiscal year or swap terminations and (iv) revised certain covenants and covenant-related baskets including, but not limited to, adding covenants prohibiting the designation of unrestricted subsidiaries and requiring prior consent from the lenders regarding asset dispositions or swap terminations in excess of the greater of $7.5 million or 3.5% of the then effective borrowing base.

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

During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand of oil and natural gas and increases in oil and natural gas prices. Further, at present, OPEC and Russia have been coordinating production increases to maintain supply and demand balance, stabilize prices and avoid market disruptions. However, there remains the potential for such cooperation to fail and for demand for oil and natural gas to be adversely impacted by the economic effects of the ongoing COVID-19 pandemic, including as a consequence of the circulation of more infectious “variants” of the disease, vaccine hesitancy, waning vaccine effectiveness or other factors. As a consequence, the Company is unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by the same sorts of factors that negatively impacted prices during 2020. Actual or anticipated declines in domestic or foreign economic activity or growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and an economic contraction either regionally or worldwide, resulting from current efforts to contain the COVID-19 coronavirus or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price received for oil and natural gas production, adversely impacting our ability to comply with covenants in our Senior Credit Agreement or causing our lenders to further reduce the borrowing base under our Senior Credit Agreement. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations, cash flows and, potentially, compliance with the covenants contained in, and borrowing capacity under, our Senior Credit Agreement.

We expect to spend approximately $45.0 million to $55.0 million on drilling, completion, support infrastructure and other capital costs during 2021. These near-term capital spending requirements are expected to be funded with cash and cash equivalents on hand, cash flows from operations and, if needed, borrowings under our Senior Credit Agreement, which has a current borrowing base of $175.0 million. Amounts borrowed under our Senior Credit Agreement will mature on October 8, 2024. At September 30, 2021, we had $155.0 million of indebtedness outstanding and approximately $2.0 million letters of credit outstanding under our Senior Credit Agreement, resulting in $18.0 million of borrowing capacity under the current $175.0 million borrowing base. The lenders agreed to postpone the fall redetermination until December 2021. If our borrowing base is further reduced upon a redetermination, our resulting liquidity could be insufficient to fund our business, operations and planned capital expenditures and the reduction could result in a borrowing base deficiency, which would require us to repay any amount outstanding in excess of the borrowing base.

As part of our ongoing efforts to manage our business and liquidity, we are in regular contact with our lenders regarding matters relating to the Senior Credit Agreement, and we closely monitor our compliance with the various covenants under our Senior Credit Agreement, which include certain financial covenants, such as maintenance of (i) a Total Net Indebtedness Leverage Ratio (as defined in the Senior Credit Agreement) of not greater than 3.50 to 1.00 and (ii) a Current Ratio (as defined in the Senior Credit Agreement) of not less than 1.00 to 1.00. As of September 30, 2021, after giving effect to the Third Amendment to Senior Secured Revolving Credit Agreement and Limited Waiver (the Third Amendment) which provides a consent to a waiver of the Current Ratio (as defined in the Senior Credit Agreement) for the fiscal quarter ended September 30, 2020 and suspended testing of the Current Ratio until the fiscal quarter ending December 31, 2021, we were in compliance with the financial covenants under the Senior Credit Agreement.

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

More specifically as it regards us in our spring redetermination, the lenders under our Senior Credit Agreement reduced our borrowing base to $185.0 million effective on June 1, 2021 and $175.0 million effective on September 1, 2021, and we agreed to some other modifications of the terms and covenants contained in our Senior Credit Agreement at the request of our lenders in the Fourth Amendment, as discussed in greater detail above. While we anticipate that we will be able to operate our business and maintain adequate liquidity within the limitations imposed by our Senior Credit Agreement, as amended, the loss of additional liquidity may prevent us from accelerating our drilling plans in an effort to manage our liquidity more closely. Additionally, reduced access to bank borrowings limits our flexibility in responding to unforeseen adverse events as well as our ability to pursue opportunities that might prove beneficial in the future. As noted elsewhere herein and our other filings with the Securities and Exchange Commission, many factors, including many that are beyond our control, affect our business and operations and may adversely impact our cash flows, liquidity and our ability to comply with the covenants under our Senior Credit Agreement. Consequently, there is no assurance that our expectations with regard to our capital needs or compliance with the covenants in the Senior Credit Agreement will prove accurate. In the event we are unable to maintain compliance, the lenders under our Senior Credit Agreement may be unwilling to provide us with the covenant relief we need. In the event we are not successful in obtaining covenant modifications, if needed, there is no assurance that we will be successful in securing alternative means of financing our business upon favorable terms or at all. We are exploring financing options intended to provide us additional flexibility to pursue our long-term business objectives; however, there can be no assurance that alternative options will be available or if we are able to secure alternative financing, it may be more costly, provide less liquidity, or impose more restrictive covenants than our Senior Credit Agreement.

When commodity prices decline significantly, as they did in 2020, our ability to finance our capital budget and operations may be adversely impacted. We employ derivative instruments to provide partial protection against declines in oil, natural gas and natural gas liquids prices, however, the total volumes we typically hedge are less than our expected production, vary from period to period based on our view of current and future market conditions and generally extend up to only approximately 30 months. These limitations result in our liquidity being susceptible to commodity price declines in the near term and, in particular, if such prices decline for a sustained period of time. Additionally, while intended to reduce the effects of volatile commodity prices, derivative transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established under our hedges. Our Senior Credit Agreement contains certain hedging requirements. Pursuant to the Third Amendment, we are required to hedge at least 65% of anticipated production from proved developed producing reserves through December 31, 2022 and the Fifth Amendment, as discussed above, modified the limits on hedge agreements. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

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

Cash Flow

During the nine months ended September 30, 2021, operating cash flows funded our capital expenditures program and net repayments of borrowings under our Senior Credit Agreement. See “Results of Operations” for a review of the impact of prices and volumes on operating revenues.

Net increase (decrease) in cash and cash equivalents is summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020

Cash flows provided by (used in) operating activities	$47,132	$47,878
Cash flows provided by (used in) investing activities	(46,248)	(92,503)
Cash flows provided by (used in) financing activities	(3,311)	36,177
Net increase (decrease) in cash and cash equivalents	$(2,427)	$(8,448)

Operating Activities. Net cash flows provided by operating activities for the nine months ended September 30, 2021 and 2020 were $47.1 million and $47.9 million, respectively.

Operating cash flows for the nine months ended September 30, 2021 decreased from the nine months ended September 30, 2020 due to realized losses from derivative contracts incurred in the nine months ended September 30, 2021 as a result of increased commodity prices. In addition, realized gains from derivative contracts were higher in the nine months ended September 30, 2020, as that period included the early termination of certain derivative contracts. During the nine months ended September 30, 2020, we terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds of approximately $22.9 million during the period. The decrease to current period operating cash flows was partially offset by our average realized price increase of approximately $23.25 per Boe which contributed to higher oil and natural gas revenues in 2021.

Operating cash flows for the nine months ended September 30, 2020 increased from the nine months ended September 30, 2019 due to decreases in our operating expenses associated with our focus on efficiencies and cost savings and a decrease in interest expense associated with lower outstanding debt due to our chapter 11 bankruptcy. In addition, realized gains from derivative contracts were higher in the nine months ended September 30, 2020, which included the early termination of certain derivative contracts. During the nine months ended September 30, 2020, we terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds of approximately $22.9 million during the period. These increases to operating cash flows in 2020 were partially offset by decreased oil and natural gas revenues as a result of lower realized commodity prices and lower production volumes.

Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2021 and 2020 were approximately $46.2 million and $92.5 million, respectively.

During the nine months ended September 30, 2021, we spent $47.2 million on oil and natural gas capital expenditures, of which $39.4 million related to drilling and completion costs and $5.7 million related to the development of our treating equipment and gathering support infrastructure. We received $0.9 million in proceeds from the sale of oil and natural gas properties.

During the nine months ended September 30, 2020, we spent $96.5 million on oil and natural gas capital expenditures, of which $62.9 million related to drilling and completion costs and $32.1 million related to the development of our treating equipment and our gathering support infrastructure. We received $3.5 million in proceeds from the sale of oil and natural gas properties. In addition, we received $0.5 million in insurance proceeds associated with a casualty loss on our support infrastructure.

Financing Activities. Net cash flows used in financing activities for the nine months ended September 30, 2021 were approximately $3.3 million. Net cash flow provided by financing activities for the nine months ended September 30, 2020 were approximately $36.2 million.

During the nine months ended September 30, 2021, net repayments of borrowings of $3.0 million under our Senior Credit Agreement were funded with cash flows from operations.

During the nine months ended September 30, 2020, net borrowings of $34.0 million under our Senior Credit Agreement were used to fund our drilling and completions program and the development of our treating equipment and gathering support facilities. We also borrowed $2.2 million under the PPP Loan to fund payroll costs, rent and utilities.

Senior Revolving Credit Facility

On October 8, 2019, we entered into the Senior Credit Agreement with Bank of Montreal, as administrative agent, and certain other financial institutions party thereto, as lenders. The Senior Credit Agreement, as amended, provides for a $750.0 million senior secured reserve-based revolving credit facility with a current borrowing base of $175.0 million. A portion of the Senior Credit Agreement, in the amount of $25.0 million, is available for the issuance of letters of credit. The maturity date of the Senior Credit Agreement is October 8, 2024. Redeterminations of the borrowing base occur semi-annually on May 1 and November 1, with the lenders and us each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The lenders agreed to postpone the fall redetermination until December 2021. The borrowing base takes into account the estimated value of our oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bear interest at specified margins over the base rate of 2.00% to 3.00% for ABR-based loans or at specified margins over LIBOR of 3.00% to 4.00% for Eurodollar-based loans, which margins may be increased one-time by not more than 50 basis points per annum if necessary in order to successfully syndicate the Senior Credit Agreement. These margins fluctuate based on our utilization of the facility.

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

On May 10, 2021, we entered into the Fourth Amendment which reduced the borrowing base to $185.0 million effective June 1, 2021 and further reduced the borrowing base to $175.0 million effective September 1, 2021. The Fourth Amendment also, among other things, (i) increased interest margins to 2.00% to 3.00% for ABR-based loans and 3.00% to 4.00% for Eurodollar-based loans, (ii) amended the covenant relating to the minimum mortgaged total value of proved borrowing base properties to increase the value from 90% to 95%, (iii) provides for direct reductions in the borrowing base in the event of asset dispositions in excess of $1.0 million per fiscal year or swap terminations and (iv) revised certain covenants and covenant-related baskets including, but not limited to, adding covenants prohibiting the designation of unrestricted subsidiaries and requiring prior consent from the lenders regarding asset dispositions or swap terminations in excess of the greater of $7.5 million or 3.5% of the then effective borrowing base.

On September 24, 2021, we entered into the Fifth Amendment which, among other things, modifies the limits on swap agreements so as not to exceed, (i) from the period of the Fifth Amendment effective date through December 31, 2021, the percentage of the reasonably anticipated hydrocarbon production from proved developed producing reserves during such period hedged pursuant to secured swap agreements in place as of the Fifth Amendment effective date; (ii) for the fiscal year ending December 31, 2022, the greater of (a) the proved developed producing reserves during such fiscal year hedged pursuant to secured swap agreements in place as of the Fifth Amendment effective date and (b) 85% of the proved developed producing reserves during such fiscal year; and (iii) for the fiscal years ending December 31, 2023, December 31, 2024 and December 31, 2025, swap agreements not to exceed 85%, 70% and 60% of the proved developed producing reserves, respectively, during each fiscal year.

As of September 30, 2021, after giving effect to the Third Amendment which provides a consent to a waiver of the Current Ratio (as defined in the Senior Credit Agreement) for the fiscal quarter ended September 30, 2020 and suspended testing of the Current Ratio until the fiscal quarter ending December 31, 2021, we were in compliance with the financial covenants under the Senior Credit Agreement.

Paycheck Protection Program Loan

On April 16, 2020, we entered into the PPP Loan for a principal amount of approximately $2.2 million from Bank of Montreal under the Paycheck Protection Program of the CARES Act, which is administered by the SBA. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The PPP Loan bears interest at a rate of 1.0% per annum and, if not forgiven, has a maturity date of April 16, 2022. As long as we made a timely application of forgiveness to the SBA, we were not required to make any payments under the PPP Loan until the forgiveness amount was communicated to us by the SBA. We applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. Effective August 13, 2021, the principal amount of our PPP Loan was reduced to $0.2 million by the SBA and we recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of $2.1 million. The gain is presented in “Gain (loss) on extinguishment of debt” in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021.

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

Results of Operations

Three Months Ended September 30, 2021 and 2020

We reported net income of $13.1 million and a net loss of $153.1 million for the three months ended September 30, 2021 and 2020, respectively. The table included below sets forth financial information for the periods presented.

	Three Months Ended
	September 30,
In thousands (except per unit and per Boe amounts)	2021	2020	Change
Net income (loss)	$13,052	$(153,125)	$166,177
Operating revenues:
Oil	60,023	33,638	26,385
Natural gas	9,435	1,912	7,523
Natural gas liquids	11,046	3,896	7,150
Other	312	384	(72)
Operating expenses:
Production:
Lease operating	11,979	10,091	1,888
Workover and other	990	905	85
Taxes other than income	3,082	2,722	360
Gathering and other	15,934	13,500	2,434
General and administrative:
General and administrative	4,010	3,491	519
Stock-based compensation	481	620	(139)
Depletion, depreciation and accretion:
Depletion – Full cost	10,714	15,326	(4,612)
Depreciation – Other	61	283	(222)
Accretion expense	110	146	(36)
Full cost ceiling impairment	—	128,336	(128,336)
Other income (expenses):
Net gain (loss) on derivative contracts	(20,571)	(15,843)	(4,728)
Interest expense and other	(1,900)	(1,692)	(208)
Gain (loss) on extinguishment of debt	2,068	—	2,068

Production:
Oil – MBbls	872	877	(5)
Natural Gas - MMcf	2,589	2,266	323
Natural gas liquids – MBbls	327	316	11
Total MBoe(1)	1,631	1,571	60
Average daily production – Boe/d(1)	17,728	17,076	652

Average price per unit (2):
Oil price - Bbl	$68.83	$38.36	$30.47
Natural gas price - Mcf	3.64	0.84	2.80
Natural gas liquids price - Bbl	33.78	12.33	21.45
Total per Boe(1)	49.36	25.11	24.25

Average cost per Boe:
Production:
Lease operating	$7.34	$6.42	$0.92
Workover and other	0.61	0.58	0.03
Taxes other than income	1.89	1.73	0.16
Gathering and other	9.77	8.59	1.18
General and administrative:
General and administrative	2.46	2.22	0.24
Stock-based compensation	0.29	0.39	(0.10)
Depletion	6.57	9.76	(3.19)
(1)	Natural gas reserves are converted to oil reserves using a ratio of six Mcf to one Bbl of oil. This ratio is based on energy equivalency, not price equivalency. The price for a barrel of oil equivalent for natural gas is substantially lower than the price for a barrel of oil.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Oil, natural gas and natural gas liquids revenues were $80.5 million and $39.4 million for the three months ended September 30, 2021 and 2020, respectively. The increase in revenues is primarily attributable to an approximate $24.25 per Boe increase in our average realized prices (excluding the effects of hedging arrangements). The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors. For the three months ended September 30, 2021 and 2020, production averaged 17,728 Boe/d and 17,076 Boe/d, respectively. Our average daily production increased in the three months ended September 30, 2021 when compared to the same period in the prior year due to new production brought online as a result of our 2021 capital program.

Lease operating expenses were $12.0 million and $10.1 million for the three months ended September 30, 2021 and 2020, respectively. On a per unit basis, lease operating expenses were $7.34 per Boe and $6.42 per Boe for the three months ended September 30, 2021 and 2020, respectively. The increase in lease operating expenses in 2021 results from a market increase in maintenance, power, and chemical costs.

Workover and other expenses were $1.0 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively. On a per unit basis, workover and other expenses were $0.61 per Boe and $0.58 per Boe for the three months ended September 30, 2021 and 2020, respectively. The increased workover and other expenses in 2021 relate to more significant workover projects undertaken in the current year.

Taxes other than income were $3.1 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $1.89 per Boe and $1.73 per Boe for the three months ended September 30, 2021 and 2020, respectively.

Gathering and other expenses were $15.9 million and $13.5 million for the three months ended September 30, 2021 and 2020, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Approximately $6.3 million and $3.8 million for the three months ended September 30, 2021 and 2020, respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Gathering and marketing fees increased in 2021 as we marketed higher quantities of sour gas production to third parties in the current year period. Approximately $9.6 million and $9.7 million for the three months ended September 30, 2021 and 2020, respectively, relate to operating expenses on our treating equipment and gathering support facilities. The decrease in treating equipment and gathering support facilities expenses in 2021 results from lower operating expenses associated with our treating equipment, as fewer sour gas production volumes were processed through our hydrogen sulfide treating plant in the current year period, which were partially offset by higher chemical costs to improve the quality of treated oil.

General and administrative expense was $4.0 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively. The increase in general and administrative expense in the current year period is associated with an increase in payroll and professional fee costs partially offset by a decrease in information technology expenses incurred and the Employee Retention Credit. On a per unit basis, general and administrative expenses were $2.46 per Boe and $2.22 per Boe for the three months ended September 30, 2021 and 2020, respectively.

Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $10.7 million and $15.3 million for the three months ended September 30, 2021 and 2020, respectively. On a per unit basis, depletion expense was $6.57 per Boe and $9.76 per Boe for the three months ended September 30, 2021 and 2020, respectively. The lower depletion rate in the 2021 is attributable to the change in our depletable base as a result of full cost ceiling test impairments incurred in 2020.

Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling”, based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. At September 30, 2020, we recorded a full cost ceiling impairment of $128.3 million. The ceiling test impairment was primarily driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $47.37 per barrel at June 30, 2020 to $43.63 per barrel at September 30, 2020. The ceiling test impairment also reflects the transfer of $23.6 million of unevaluated property costs to the full cost pool due to our intent to focus available capital on Monument Draw.

We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At September 30, 2021, we had a $0.9 million derivative asset, $0.8 million of which was classified as current, and we had a $83.8 million derivative liability, $74.3 million of which was classified as current. We recorded a net derivative loss of $20.6 million ($22.4 million net unrealized loss and $1.8 million net realized gain on settled and early terminated contracts) for the three months ended September 30, 2021. For the three months ended September 30, 2020, we recorded a net derivative loss of $15.8 million ($21.1 million net unrealized loss and $5.3 million net realized gain on settled and early terminated contracts). During the three months ended September 30, 2020, we terminated certain derivative contracts in advance of their natural expiration dates and received proceeds of approximately $6.6 million, which were included in the $5.3 million net realized gains for the period.

During the three months ended September 30, 2021, we recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of $2.1 million. We applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. Effective August 13, 2021, the principal amount of our PPP Loan was reduced from $2.2 million to $0.2 million by the SBA.

Nine Months Ended September 30, 2021 and 2020

We reported a net loss of $54.3 million and $166.0 million for the nine months ended September 30, 2021 and 2020, respectively. The table included below sets forth financial information for the periods presented.

	Nine Months Ended
	September 30,
In thousands (except per unit and per Boe amounts)	2021	2020	Change
Net income (loss)	$(54,252)	$(165,950)	$111,698
Operating revenues:
Oil	153,228	91,313	61,915
Natural gas	23,839	3,102	20,737
Natural gas liquids	22,806	10,086	12,720
Other	827	1,222	(395)
Operating expenses:
Production:
Lease operating	31,615	32,880	(1,265)
Workover and other	2,317	2,767	(450)
Taxes other than income	9,186	7,130	2,056
Gathering and other	43,436	39,275	4,161
Restructuring	—	2,580	(2,580)
General and administrative:
General and administrative	11,789	11,444	345
Stock-based compensation	1,560	1,793	(233)
Depletion, depreciation and accretion:
Depletion – Full cost	32,070	46,931	(14,861)
Depreciation – Other	292	796	(504)
Accretion expense	367	440	(73)
Full cost ceiling impairment	—	188,443	(188,443)
Other income (expenses):
Net gain (loss) on derivative contracts	(119,371)	67,695	(187,066)
Interest expense and other	(5,017)	(4,889)	(128)
Gain (loss) on extinguishment of debt	2,068	—	2,068

Production:
Oil – MBbls	2,396	2,589	(193)
Natural Gas - MMcf	6,777	6,437	340
Natural gas liquids – MBbls	812	917	(105)
Total MBoe(1)	4,338	4,579	(241)
Average daily production – Boe(1)	15,890	16,712	(822)

Average price per unit (2):
Oil price - Bbl	$63.95	$35.27	$28.68
Natural gas price - Mcf	3.52	0.48	3.04
Natural gas liquids price - Bbl	28.09	11.00	17.09
Total per Boe(1)	46.07	22.82	23.25

Average cost per Boe:
Production:
Lease operating	$7.29	$7.18	$0.11
Workover and other	0.53	0.60	(0.07)
Taxes other than income	2.12	1.56	0.56
Gathering and other	10.01	8.58	1.43
Restructuring	—	0.56	(0.56)
General and administrative:
General and administrative	2.72	2.50	0.22
Stock-based compensation	0.36	0.39	(0.03)
Depletion	7.39	10.25	(2.86)
(1)	Natural gas reserves are converted to oil reserves using a ratio of six Mcf to one Bbl of oil. This ratio is based on energy equivalency, not price equivalency. The price for a barrel of oil equivalent for natural gas is substantially lower than the price for a barrel of oil.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Oil, natural gas and natural gas liquids revenues were $199.9 million and $104.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in revenues is primarily attributable to an approximate $23.35 per Boe increase in our average realized prices (excluding the effects of hedging arrangements). The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors. For the nine months ended September 30, 2021 and 2020, production averaged 15,890 Boe/d and 16,712 Boe/d, respectively. Average daily oil and natural gas production was impacted by the temporary shut-in of production amounting to approximately 400 Boe/d and 1,800 Boe/d in the first nine months of 2021 and 2020, respectively. In February 2021, we temporarily shut-in production due to inclement weather. In May and June 2020, we temporarily shut-in production in response to historically low commodity prices. Current year production was also impacted by third-party processing curtailments and downtime resulting from facility upgrades and repairs.

Lease operating expenses were $31.6 million and $32.9 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in lease operating expenses in 2021 results from decreased salt water disposal costs due to lower production volumes and less produced water partially offset by a market increase associated with maintenance, power, and chemical costs during the third quarter of 2021. On a per unit basis, lease operating expenses were $7.29 per Boe and $7.18 per Boe for the nine months ended September 30, 2021 and 2020, respectively. The increase in lease operating expenses on a per unit basis is attributed to the reduction in production volumes between the periods.

Workover and other expenses were $2.3 million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively. On a per unit basis, workover and other expenses were $0.53 per Boe and $0.60 per Boe for the nine months ended September 30, 2021 and 2020, respectively. The decreased workover and other expenses in 2021 relate to preventive operational measures previously undertaken to mitigate potential future failures in producing wells. This decrease is partially offset by more significant workover projects undertaken in 2021.

Taxes other than income were $9.2 million and $7.1 million for the nine months ended September 30, 2021 and 2020, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.12 per Boe and $1.56 per Boe for the nine months ended September 30, 2021 and 2020, respectively.

Gathering and other expenses were $43.4 million and $39.3 million for the nine months ended September 30, 2021 and 2020, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Approximately $15.0 million and $9.0 million for the nine months ended September 30, 2021 and 2020, respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Gathering and marketing fees increased in 2021 as we marketed higher quantities of sour gas production to third parties in the current year period. Approximately $28.5 million and $26.9 million for the nine months ended September 30, 2021 and 2020, respectively, relate to operating expenses on our treating equipment and gathering support facilities. The increase in treating equipment and gathering support facilities expenses in 2021 results from higher electricity and buy back fuel costs incurred as a result of inclement weather in February 2021 and higher chemical costs to improve the quality of treated oil, which were partially offset by lower operating expenses associated with our treating equipment, as fewer sour gas production volumes were processed through our hydrogen sulfide treating plant in the current year period. Also included are $3.4 million of rig stacking charges for the nine months ended September 30, 2020.

Restructuring expense was approximately $2.6 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we incurred restructuring charges related to the consolidation into one corporate office and had reductions in our workforce due to efforts to improve efficiencies and go forward costs. In May 2020, in furtherance of the consolidation into one corporate office, we exercised a one-time early termination option under the lease agreement for our office space in Denver, Colorado.

General and administrative expense was $11.8 million and $11.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in general and administrative expense in the current year period is associated with an increase in payroll costs, as the 2020 period included a $1.6 million reduction to general and administrative expenses related to discretionary cash incentives. In late March 2020, due to changes in market conditions and decreased commodity prices, we determined that previously accrued discretionary cash incentives related to 2019 would not be paid, causing a $1.6 million reduction to general and administrative expense in the 2020 period. This increase is partially offset by a decrease in professional fees and information technology expenses, as well as the Employee Retention Credit. On a per unit basis, general and administrative expenses were $2.72 per Boe and $2.50 per Boe for the nine months ended September 30, 2021 and 2020, respectively.

Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $32.1 million and $46.9 million for the nine months ended September 30, 2021 and 2020, respectively. On a per unit basis, depletion expense was $7.39 per Boe and $10.25 per Boe for the nine months ended September 30, 2021 and 2020, respectively. The lower depletion rate in 2021 is attributable to the change in our depletable base as a result of full cost ceiling test impairments incurred in 2020.

Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling”, based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. At September 30, 2020, we recorded a full cost ceiling impairment of $128.3 million. The ceiling test impairment was primarily driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $47.37 per barrel at June 30, 2020 to $43.63 per barrel at September 30, 2020. The ceiling test impairment also reflects the transfer of $23.6 million of unevaluated property costs to the full cost pool due to our intent to focus available capital on Monument Draw. At June 30, 2020, we recorded a full cost ceiling impairment of $60.1 million. The ceiling test impairment was primarily driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $55.96 per barrel at March 31, 2020 to $47.37 per barrel at June 30, 2020. This average price decline was partially offset by favorable differentials and lower operating expenses.

We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At September 30, 2021, we had a $0.9 million derivative asset, $0.8 million of which was classified as current, and we had a $83.8 million derivative liability, $74.3 million of which was classified as current. We recorded a net derivative loss of $119.4 million ($69.1 million net unrealized loss and $50.3 million net realized loss on settled and early terminated contracts) for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, we recorded a net derivative gain of $67.7 million ($24.0 million net unrealized gain and $43.7 million net realized gain on settled and early terminated contracts). During the nine months ended September 30, 2020, we terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds of approximately $22.9 million, which were included in the $43.7 million net realized gains for the period.

During the nine months ended September 30, 2021, we recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of $2.1 million. We applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. Effective August 13, 2021, the principal amount of our PPP Loan was reduced from $2.2 million to $0.2 million by the SBA.

Recently Issued Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, “Financial Statement Presentation.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments and Hedging Activity

We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil, natural gas, and natural gas liquids prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil, natural gas and natural gas liquids prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include fixed-price swaps, costless collars, basis swaps and WTI NYMEX rolls. The total volumes that we hedge through the use of our derivative instruments varies from period to period, however, generally our objective is to hedge approximately 65% to 85% of our anticipated production for up to the next 30 months, when derivative contracts are available upon terms and prices acceptable to us and in a manner consistent with the requirements that may be in effect from time to time under our Senior Credit Agreement. Our hedge policies and objectives may change significantly as our operational profile and contractual obligations changes. We do not enter into derivative contracts for speculative trading purposes.

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of September 30, 2021, we did not post collateral under any of our derivative contracts as they are secured under our Senior Credit Agreement. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 8, “Derivative and Hedging Activities,” for more details.

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

At September 30, 2021, the principal amount of our debt was $155.1 million, of which approximately 0.1% bears interest at a weighted average fixed interest rate of 1.0% per year. The remaining 99.9% of our total debt at September 30, 2021 bears interest at floating and variable interest rates that, at our option, are tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At September 30, 2021, the weighted average interest rate on our variable rate debt was 3.97% per year. If the balance of our variable interest rate at September 30, 2021 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $0.6 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2021.

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

We did not have any change in our internal controls over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 10, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2021	—	$—	—	—
August 2021	1,617	11.75	—	—
September 2021	398	7.85	—	—

(1)	All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock units. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

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

10.1.5

Fifth Amendment to the Senior Secured Revolving Credit Agreement dated as of September 24, 2021, by and among Battalion Oil Corporation, as borrower, Bank of Montreal, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1.5 of our Current Report on Form 8-K filed September 30, 2021).

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

BATTALION OIL CORPORATION

November 8, 2021	By:	/s/ RICHARD H. LITTLE
		Name:	Richard H. Little
		Title:	Chief Executive Officer

November 8, 2021	By:	/s/ R. KEVIN ANDREWS
		Name:	R. Kevin Andrews
		Title:	Executive Vice President, Chief Financial Officer and Treasurer