Form 10-K
period 2021-12-31
BATTALION OIL CORP
filed 2022-03-07
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐
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

As of March 3, 2022, there were 16,337,030 shares outstanding of registrant’s $.0001 par value common stock. Based upon the closing price for the registrant’s common stock on the New York Stock Exchange as of June 30, 2021, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $49.9 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13, and 14, is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders which will be filed no later than 120 days after December 31, 2021.

Special note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, are forward-looking statements and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in commodity prices for oil, natural gas and natural gas liquids;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	impacts and potential risks related to actual or anticipated pandemics, such as the novel coronavirus (COVID-19) pandemic, including how it has and may continue to impact our operations, financial results, liquidity, contractors, customers, employees and vendors;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	our ability to secure adequate sour gas treating and/or sour gas take-away capacity in our Monument Draw area sufficient to handle production volumes;
●	drilling and operating risks, including accidents, equipment failures, fires, and leaks of toxic or hazardous materials, such as H2S, which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars;
●	our ability to retain key members of senior management, the board of directors and key technical employees;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;
●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;
●	exploration and development risks;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, such as the conflict between Ukraine and Russia, and acts of terrorism or sabotage;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions

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

Boe. Barrels of oil equivalent determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on an approximate energy equivalency. This is an energy content correlation and does not reflect a value or price relationship between the commodities.

Boe/d. Barrels of oil equivalent per day.

Btu. British thermal unit, which is the heat required to raise the temperature of one-pound of water from 58.5 to 59.5 degrees Fahrenheit.

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

At December 31, 2021, our estimated total proved oil and natural gas reserves, as prepared by our independent reserve engineering firm, Netherland, Sewell & Associates, Inc. (Netherland, Sewell) using the Securities and Exchange Commission (SEC) prices for crude oil and natural gas, which are based on preceding 12-month first day of the month average crude oil spot prices of West Texas Intermediate (WTI) of $66.55 per Bbl and Henry Hub natural gas spot price of $3.60 per MMBtu, were approximately 95.9 MMBoe, consisting of 58.7 MMBbls of oil, 16.3 MMBbls of natural gas liquids and 125.0 Bcf of natural gas. Approximately 44% of our estimated proved reserves were classified as proved developed as of December 31, 2021. We maintain operational control of 99.9% of our estimated proved reserves.

Our total operating revenues for the year ended December 31, 2021 were approximately $285.2 million compared to total operating revenues for the year ended December 31, 2020 of approximately $148.3 million. The increase in revenues is primarily attributable to an approximate $24.14 per Boe increase in average realized prices (excluding the effects of hedging arrangements). Full year 2021 production averaged 16,241 Boe/d compared to average daily production of 16,858 Boe/d for 2020. Average daily oil and natural gas production was impacted by the temporary shut-in of production amounting to approximately 300 Boe/d and 1,300 Boe/d for the year ended December 31, 2021 and 2020, respectively. In February 2021, we temporarily shut-in production due to inclement weather. In May and June 2020, we temporarily shut-in production in response to historically low commodity prices. Current year production was also impacted by third-party processing curtailments and downtime resulting from facility upgrades and repairs. In 2021, we drilled and cased 2.0 gross (2.0 net) operated wells, completed 6.0 gross (6.0 net) operated wells, and put online 6.0 gross (6.0 net) operated wells.

Recent Developments

Risk and Uncertainties

We are continuously monitoring the current and potential impacts of the novel coronavirus (COVID-19) pandemic on our business, including how it has and may continue to impact our operations, financial results, liquidity, contractors, customers, employees and vendors, and taking appropriate actions in response, including implementing various measures to ensure the continued operation of our business in a safe and secure manner. In 2020, COVID-19 and governmental actions to contain the pandemic contributed to an economic downturn, reduced demand for oil and natural gas and, together with a price war involving the Organization of Petroleum Exporting Countries (OPEC)/Saudi Arabia and Russia, depressed oil and natural gas prices to historically low levels. Although OPEC and Russia subsequently agreed to reduce production, downward pressure on prices continued for several months, particularly given concerns over the impacts of the economic downturn on demand. As a consequence, beginning in March 2020, we realized lower revenue as a result of commodity price declines, resulting in us temporarily shutting in producing wells in May and June 2020, which further contributed to lower revenues that year. Additionally in 2020, we incurred ceiling test impairments, which were primarily driven by a decline in the average pricing required to be used in the valuation of our reserves for ceiling test purposes.

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

Term Loan Credit Facility

On November 24, 2021, we and our wholly owned subsidiary, Halcón Holdings, LLC (Borrower) entered into an Amended and Restated Senior Secured Credit Agreement (Term Loan Agreement) with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. The Term Loan Agreement amends and restates in its entirety our Senior Credit Agreement as discussed below. Pursuant to the Term Loan Agreement, the lenders have agreed to loan us (i) $200.0 million, which funded on November 24, 2021 and was partially used to refinance all amounts owed under the Senior Credit Agreement; (ii) up to $20.0 million, available to be drawn up to 18 months from November 24, 2021, subject to the satisfaction of certain conditions; and (iii) up to $15.0 million, which amount will be available to be drawn from the date certain wells included in the approved plan of development (APOD) are deemed producing APOD wells until up to 18 months after November 24, 2021, subject to the satisfaction of certain conditions. An additional $5.0 million is available for the issuance of letters of credit. The maturity date of the Term Loan Agreement is November 24, 2025. Until such maturity date, borrowings under the Term Loan Agreement bear interest at a rate per annum equal to LIBOR (or another applicable reference rate, as determined pursuant to the provisions of the Term Loan Agreement) plus an applicable margin of 7.00%. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 6, “Debt” for additional information on the Term Loan Agreement.

Senior Revolving Credit Facility

On November 24, 2021, our Senior Secured Revolving Credit Agreement (Senior Credit Agreement) was amended and restated in its entirety by the Term Loan Agreement. Borrowings outstanding under the Senior Credit Agreement were repaid with proceeds from the Term Loan Agreement resulting in a charge of $0.1 million presented in “Gain (loss) on extinguishment of debt” in the consolidated statements of operations for the year ended December 31, 2021.

On September 24, 2021, we entered into the Fifth Amendment to Senior Secured Revolving Credit Agreement (the Fifth Amendment) which, among other things, modified the limits on swap agreements so as not to exceed, (i) from the period of the Fifth Amendment effective date through December 31, 2021, the percentage of the reasonably anticipated hydrocarbon production from proved developed producing reserves during such period hedged pursuant to secured swap agreements in place as of the Fifth Amendment effective date; (ii) for the fiscal year ending December 31, 2022, the greater of (a) the proved developed producing reserves during such fiscal year hedged pursuant to secured swap agreements in place as of the Fifth Amendment effective date and (b) 85% of the proved developed producing reserves during such fiscal year; and (iii) for the fiscal years ending December 31, 2023, December 31, 2024 and December 31, 2025, swap agreements not to exceed 85%, 70% and 60% of the proved developed producing reserves, respectively, during each fiscal year.

On May 10, 2021, we entered into the Fourth Amendment to Senior Secured Revolving Credit Agreement (the Fourth Amendment) which reduced the borrowing base to $185.0 million effective June 1, 2021 and further reduced the borrowing base to $175.0 million effective September 1, 2021. The Fourth Amendment also, among other things, (i) increased interest margins to 2.00% to 3.00% for ABR-based loans and 3.00% to 4.00% for Eurodollar-based loans, (ii) amended the covenant relating to the minimum mortgaged total value of proved borrowing base properties to increase the value from 90% to 95%, (iii) provided for direct reductions in the borrowing base in the event of asset dispositions in excess of $1.0 million per fiscal year or swap terminations and (iv) revised certain covenants and covenant-related baskets including, but not limited to, adding covenants prohibiting the designation of unrestricted subsidiaries and requiring prior consent from the lenders regarding asset dispositions or swap terminations in excess of the greater of $7.5 million or 3.5% of the then effective borrowing base.

Paycheck Protection Program Loan

Effective August 13, 2021, the principal amount of our promissory note (the PPP Loan) under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was reduced from $2.2 million to $0.2 million by the U.S. Small Business Administration (SBA). We applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. We recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of $2.1 million. The gain is presented in “Gain (loss) on extinguishment of debt” in the consolidated statements of operations for the year ended December 31, 2021.

Employee Retention Credit

The CARES Act included, among other things, provisions relating to refundable payroll tax credits (the Employee Retention Credit or ERC). As provided for in the CARES Act and subsequent legislation which modified and extended the provisions included therein, the ERC allows for a refundable tax credit against certain employment taxes equal to 50% of the first $10,000 in qualified wages paid to each employee after March 12, 2020 and through December 31, 2020 and 70% of the first $10,000 in qualified wages paid to each employee, per calendar quarter, after December 31, 2020 through September 30, 2021. During the year ended December 31, 2021, we determined that the qualifications for the Employee Retention Credit were met and filed the corresponding applications for the applicable 2020 and 2021 periods. We recognized an approximate $0.7 million Employee Retention Credit during the year ended December 31, 2021, with approximately $0.5 million recorded to “General and administrative” and approximately $0.2 million recorded to “Lease operating” in the consolidated statements of operations.

2022 Capital Budget

We expect to spend approximately $130.0 million to $150.0 million on capital expenditures during 2022. Overall, we currently plan to drill 12 gross operated wells during the year, complete 9 to 13 gross operated wells, and bring 8 to 12 gross operated wells on production. Our 2022 capital budget currently contemplates running one operated rig in the Delaware Basin during the year. We continuously monitor changes in market conditions and adapt our operational plans as necessary in order to maintain financial flexibility, preserve core acreage and meet contractual obligations, and therefore our capital budget is subject to change.

We expect to fund our budgeted 2022 capital expenditures with cash and cash equivalents on hand from the funding of the Term Loan Agreement and cash flows from operations. In the event our cash flows are materially less than anticipated or our costs are materially greater than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may be required to curtail drilling, development, land acquisitions and other activities to reduce our capital spending.

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

Business Strategy

Our primary long-term objective is to increase stockholder value by safely and cost-effectively increasing our production of oil, natural gas and natural gas liquids, adding to our proved reserves and growing our inventory of economic drilling locations, while acting as a responsible corporate citizen in the communities in which we operate. To accomplish this objective, we intend to execute the following business strategies:

●	Develop our Liquids-Rich Acreage Positions to Grow Production and Reserves Efficiently. We intend to drill and develop our multi-zone resource play to maximize value and resource potential. Our near-term development plans are focused on production growth and acreage preservation in our liquids-rich Monument Draw area.
●	Enhance Returns Through Continued Improvements in Operational and Cost Efficiencies. We are the operator for the majority of our acreage, which gives us control over the timing of capital expenditures, execution and costs. It also allows us to adjust our capital spending based on drilling results and the economic environment. As operator, we are able to evaluate industry drilling results and implement improved operating practices that may enhance our initial production rates, ultimate recovery factors and rate of return on invested capital. In addition to operational efficiencies, we continue to focus on cost-saving measures to reduce corporate administrative expenses.
●	Maintain Financial Flexibility. Our management team is focused on maintaining adequate liquidity while pursuing our near-term development plans. We believe our internally-generated cash flows and the funding from our Term Loan Agreement will provide us with sufficient liquidity to execute our current capital program and strategy. We have no material near-term debt maturities. We also employ a hedging program to reduce the variability of our cash flows used to support our capital spending.
●	Attain Growth Through Strategic Business Combinations. We intend to pursue merger and acquisition opportunities to meet our strategic and financial targets, including the maintenance of a conservative leverage position. Selective business combinations provide opportunities to acquire high quality assets complementary to our core acreage, expand our drilling inventory and gain operational scale. We believe our management team’s geologic and engineering expertise, particularly in the Permian Basin, provides a competitive advantage in the identification of acquisition targets and evaluation of resource potential.

Oil and Natural Gas Reserves

The proved reserves estimates reported herein for the years ended December 31, 2021, 2020 and 2019, have been independently evaluated by Netherland, Sewell, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. Netherland, Sewell was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within Netherland, Sewell, the technical persons primarily responsible for preparing the estimates set forth in the Netherland, Sewell reserves reports incorporated herein are Mr. Neil H. Little and Mr. Edward C. Roy III. Mr. Little, a Licensed Professional Engineer in the State of Texas (No. 117966), has been practicing consulting petroleum engineering at Netherland, Sewell since 2011 and has over nine years of prior industry experience. He graduated from Rice University in 2002 with a Bachelor of Science Degree in Chemical Engineering and from University of Houston in 2007 with a Master of Business Administration Degree. Mr. Roy, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 2364), has been practicing consulting petroleum geoscience at Netherland, Sewell since 2008 and has over 11 years of prior industry experience. He graduated from Texas Christian University in 1992 with a Bachelor of Science Degree in Geology and from Texas A&M University in 1998 with a Master of Science Degree in Geology. Netherland, Sewell has reported to us that both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; they are both proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Our board of directors has established a reserves committee composed of independent directors with experience in energy company reserve evaluations. Our independent engineering firm reports jointly to the reserves committee and to our Executive Vice President and Chief Operating Officer. The reserves committee is charged with ensuring the integrity of the process of selection and engagement of the independent engineering firm and in making a recommendation to our board of directors as to whether to approve the report prepared by our independent engineering firm. Mr. Daniel P. Rohling, our Executive Vice President and Chief Operating Officer, is primarily responsible for overseeing the preparation of the annual reserve report by Netherland, Sewell. He has approximately 15 years of oil and gas operations experience and earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University and is an active member of the Society of Petroleum Engineers.

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

Proved reserve estimates are based on the unweighted arithmetic average prices on the first day of each month for the 12-month period ended December 31, 2021. Average prices for the 12-month period were as follows: WTI crude oil spot price of $66.55 per Bbl, adjusted by lease or field for quality, transportation fees, and market differentials and a Henry Hub natural gas spot price of $3.60 per MMBtu, as adjusted by lease or field for energy content, transportation fees, and market differentials. All prices and costs associated with operating wells were held constant in accordance with SEC guidelines.

The following table presents certain proved reserve information as of December 31, 2021:

Proved Reserves (MBoe)(1)
Developed	42,410
Undeveloped	53,470
Total	95,880
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2021 and 2020. Shut-in wells currently not capable of production are excluded from the well information below.

	Years Ended December 31,
	2021		2020
	Gross	Net	Gross	Net
Oil	107	84.4	103	82.5
Natural Gas	8	6.4	10	7.2
Total	115	90.8	113	89.7

Oil and Natural Gas Production

Core Resource Play—Delaware Basin

We have working interests in 40,372 net acres in the Delaware Basin as of December 31, 2021 in Pecos, Reeves, Ward and Winkler Counties, Texas. This core resource play is characterized by high oil and liquids-rich natural gas content in thick, continuous sections of source rock that can provide repeatable drilling opportunities and significant initial production rates. Our primary targets in this area are the Wolfcamp and Bone Spring formations. As of December 31, 2021, we had 95 operated wells producing in this area in addition to minor working interests in 13 non-operated wells. Our average daily net production from this area for the year ended December 31, 2021 was 16,219 Boe/d. As of December 31, 2021, estimated proved reserves for the Delaware Basin were approximately 95.8 MMBoe, of which approximately 44% were classified as proved developed and approximately 56% as proved undeveloped.

Risk Management

We have designed a risk management policy for the use of derivative instruments to provide initial protection against certain risks relating to our ongoing business operations, such as commodity price declines and price differentials between the NYMEX commodity price and the index price at the location where our production is sold. Derivative contracts are utilized to hedge our exposure to price fluctuations and reduce the variability in our cash flows associated with anticipated sales of future oil and natural gas production. Our requirement, under our Term Loan Agreement, is to hedge approximately 50% to 85% of our anticipated oil and natural gas production, in varying percentages by year, and on a rolling basis for the next four years. However, our decision on the price at which we choose to hedge our production is based in part on our view of current and future market conditions. Our hedge policies and objectives change as our operational profile changes but remain consistent with the requirements in effect under our Term Loan Agreement. Our future performance is subject to commodity price risks and our future cash flows from operations may be volatile. We do not enter into derivative contracts for speculative trading purposes.

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

It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. As of December 31, 2021, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement. We will continue to evaluate the benefit of employing derivatives in the future. See Item 7A. Quantitative and Qualitative Disclosures about

Market Risk and Item 8. Consolidated Financial Statements and Supplementary Data—Note 8, “Derivative and Hedging Activities,” for additional information.

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

	Years Ended December 31,
	2021		2020		2019
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive (1)	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total Exploratory	—	—	—	—	—	—
Extension Wells:
Productive (1)	—	—	—	—	11	9.9
Dry	—	—	—	—	—	—
Total Extension	—	—	—	—	11	9.9
Development Wells:
Productive (1)	6	6.0	7	6.3	7	6.1
Dry	—	—	—	—	—	—
Total Development	6	6.0	7	6.3	7	6.1
Total Wells:
Productive (1)	6	6.0	7	6.3	18	16.0
Dry	—	—	—	—	—	—
Total	6	6.0	7	6.3	18	16.0
(1)

Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly extension or exploratory wells where there is no production history.

We own interests in developed and undeveloped oil and natural gas acreage in the locations set forth in the table below. These ownership interests generally take the form of working interests in oil and natural gas leases that have varying provisions. The following table presents a summary of our acreage interests as of December 31, 2021:

	Developed Acreage		Undeveloped Acreage		Total Acreage
State	Gross	Net	Gross	Net	Gross	Net
North Dakota	3,600	694	33,885	13,894	37,485	14,588
Texas	31,074	29,288	12,338	11,084	43,412	40,372
Total Acreage	34,674	29,982	46,223	24,978	80,897	54,960

The table below reflects the percentage of our total net undeveloped acreage as of December 31, 2021 that will expire each year if we do not establish production in paying quantities on the units in which such acreage is included or do not pay (to the extent we have the contractual right to pay) delay rentals or obtain other extensions to maintain the lease.

Year	Percentage Expiration
2022	52%
2023	—%
2024	—%
2025 & beyond	48%
100%

Of the acreage with 2022 expiration dates, approximately one net acre relates to our core area of operations. We continually review our near-term lease expirations to preserve acreage in our core area of operations, either through our drilling program or through lease extensions or renewals, if necessary. We have no current plans to drill on acreage in areas outside of our core area of operations.

At December 31, 2021, we had estimated proved reserves of approximately 95.9 MMBoe comprised of 58.7 MMBbls of crude oil, 16.3 MMBbls of natural gas liquids, and 125.0 Bcf of natural gas. The following table sets forth these reserves:

	Proved	Proved	Total
	Developed	Undeveloped	Proved
Oil (MBbls)	21,694	37,038	58,732
Natural Gas Liquids (MBbls)	8,881	7,439	16,320
Natural Gas (MMcf)	71,009	53,956	124,965
Equivalent (MBoe)(1)	42,410	53,470	95,880
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.

At December 31, 2021, total estimated proved reserves were approximately 95.9 MMBoe, a 32.5 MMBoe net increase from the previous year’s estimate of 63.4 MMBoe. The net increase in total proved reserves was the result of additions and extensions of 26.5 MMBoe and positive revisions of 11.9 MMBoe due primarily to increases in SEC pricing, partially offset by production of 5.9 MMBoe.

At December 31, 2021, our estimated proved undeveloped (PUD) reserves were approximately 53.5 MMBoe, a 26.4 MMBoe net increase from the previous year’s estimate of 27.1 MMBoe. The net increase in total PUD reserves was the result of additions and extensions of 26.5 MMBoe and positive revisions of 1.9 MMBoe due primarily to increases in SEC pricing, partially offset by development of 2.1 MMBoe.

As of December 31, 2021, all of our PUD reserves are planned to be developed within five years from the date they were initially recorded. During 2021, approximately $37.6 million in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs associated with developing proved undeveloped wells.

Reliable technologies were used to determine areas where PUD locations are more than one offset location away from a producing well. These technologies include seismic data, wire line openhole log data, core data, log cross-sections, performance data, and statistical analysis. In such areas, these data demonstrated consistent, continuous reservoir characteristics in addition to significant quantities of economic estimated ultimate recoveries from individual producing wells. We relied only on production flow tests and historical production data, along with the reliable geologic data mentioned above to estimate proved reserves. No other alternative methods or technologies were used to estimate proved reserves. Out of total PUD reserves of 53.5 MMBoe at December 31, 2021, 37.7 MMBoe were associated with 39 gross PUD locations that were more than one offset location from a producing well.

The estimates of quantities of proved reserves contained in this report were made in accordance with the definitions contained in SEC Release No. 33-8995, Modernization of Oil and Gas Reporting. For additional information on our oil and natural gas reserves, including a table detailing the changes by year of our proved reserves, see Item 8. Consolidated Financial Statements and Supplementary Data—“Supplemental Oil and Gas Information (Unaudited).” We account for our oil and natural gas producing activities using the full cost method of accounting in accordance with SEC regulations. Accordingly, all costs incurred in the acquisition, exploration, and development of proved and unproved oil and natural gas properties, including the costs of abandoned properties, treating equipment and gathering support facilities, dry holes, geophysical costs, direct internal costs and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of evaluated oil and natural gas properties are subject to a quarterly full cost ceiling test. See further discussion in Item 8. Consolidated Financial Statements and Supplementary Data—Note 5, “Oil and Natural Gas Properties.”

Capitalized costs of our evaluated and unevaluated properties at December 31, 2021, 2020 and 2019 are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Oil and natural gas properties (full cost method):
Evaluated	$569,886	$509,274	$420,609
Unevaluated	64,305	75,494	105,009
Gross oil and natural gas properties	634,191	584,768	525,618
Less - accumulated depletion	(339,776)	(295,163)	(19,474)
Net oil and natural gas properties	$294,415	$289,605	$506,144

The following table summarizes our oil, natural gas and natural gas liquids production volumes, average sales price per unit and average costs per unit:

	Successor			Predecessor
			Period from	Period from
			October 2, 2019	January 1, 2019
	Years Ended December 31,		through	through
	2021	2020	December 31, 2019	October 1, 2019
Production:
Crude oil - MBbl
Delaware Basin	3,191	3,430	1,050	2,718
Other	5	16	7	5
Total	3,196	3,446	1,057	2,723
Natural gas - MMcf
Delaware Basin	9,444	8,744	2,754	6,378
Other	3	25	1	3
Total	9,447	8,769	2,755	6,381
Natural gas liquids - MBbl
Delaware Basin	1,155	1,258	351	911
Other	2	4	—	—
Total	1,157	1,262	351	911

Production:
Total MBoe (1)	5,928	6,170	1,867	4,698
Average daily production - Boe (1)	16,241	16,858	20,293	17,209

Average price per unit (excluding impact of settled derivatives):
Crude oil price - Bbl	$66.81	$36.56	$55.18	$53.26
Natural gas price - Mcf	3.73	0.66	0.62	0.02
Natural gas liquids price - Bbl	30.59	11.86	14.45	14.52
Barrel of oil equivalent price - Boe (1)	47.93	23.79	34.88	33.71

Average price per unit (including impact of settled derivatives)(2):
Crude oil price - Bbl	$43.79	$48.87	$54.15	$52.33
Natural gas price - Mcf	3.27	0.94	0.81	0.96
Natural gas liquids price - Bbl	30.59	11.86	21.76	23.90
Barrel of oil equivalent price - Boe (1)	34.79	31.07	35.94	36.26

Average cost per Boe:
Production:
Lease operating	$7.42	$6.82	$6.86	$8.43
Workover and other	0.54	0.60	0.89	1.19
Taxes other than income	2.08	1.63	2.00	1.96
Gathering and other	10.19	9.08	5.79	7.67
Total average cost	20.23	18.13	15.54	19.25
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Cash paid on, or cash received from, settled derivative contracts are reflected as “Net gain (loss) on derivative contracts” in the consolidated statements of operations, consistent with our decision not to elect hedge accounting.

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

Other Business Matters

Markets and Major Customers

The purchasers of our oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, we have not experienced any significant losses from uncollectible accounts. In 2021, three individual purchasers of our production, Western Refining Inc., Sunoco Inc. and Salt Creek Midstream, LLC, each accounted for more than 10% of total sales, collectively representing 73% of our total sales for the year. In 2020, two individual purchasers of our production, Western Refining Inc. and Sunoco Inc., each accounted for more than 10% of total sales, collectively representing 57% of our total sales for the year. For the combined periods of October 2, 2019 through December 31, 2019, and January 1, 2019 through October 1, 2019, two individual purchasers of our production, Western Refining Inc. and Sunoco Inc., each accounted for more than 10% of total sales, collectively representing 80% of our total sales for the period.

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

Regulations

All of the jurisdictions in which we own or operate producing oil and natural gas properties have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the plugging and abandonment of wells. Our operations are also subject to various conservation laws and regulations. These laws and regulations govern the size of drilling and spacing units, the density of wells that may be drilled in oil and natural gas properties and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of land and leases to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of land and leases. In areas where pooling is primarily or exclusively voluntary, it may be difficult to form spacing units and therefore difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose requirements regarding the ratability of production. On some occasions, local authorities have imposed moratoria or other restrictions on exploration and production activities pending investigations and studies addressing potential local impacts of these activities before allowing oil and natural gas exploration and production to proceed.

The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations. Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

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

Hazardous Substances and Wastes

The federal Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons may include the current or former owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances released into the environment, for damages to natural resources and for the costs of some health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

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

The Trump Administration tried to roll back many of the Obama-era climate change policies and rules. But shortly after his inauguration, President Biden accepted the Paris Agreement on behalf of the United States, declared climate considerations an essential part of the United States’ foreign policy, issued a moratorium on new oil and gas leases on federal lands, and directed federal agencies to incorporate climate change considerations in their operations. Thus, new federal programs relating to climate change appear to be likely through at least 2024.

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

Threatened and endangered species, migratory birds, and other natural resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and other natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act and the Clean Water Act. The United States Fish and Wildlife Service may designate critical habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat designation could result in further material restrictions on federal land use or on private land use and could delay or prohibit land access or development. Where takings of or harm to species or damages to wetlands, habitat, or other natural resources occur or may occur, government entities or at times private parties may act to prevent or restrict oil and gas exploration activities or seek damages for any injury, whether resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and in some cases, criminal penalties may result.

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

Human Capital

Employees

At Battalion, our success is delivered through our highly capable and diverse workforce. Our team is comprised of individuals with extensive technical, industry and other professional experience. By recruiting, hiring and retaining an experienced and diverse team, we are able to leverage years of experience, new ideas and problem solving in a collaborative environment. As of December 31, 2021, we had 58 full-time employees. We also engage the services of independent contractors and consultants along with certain professional service firms to support our work in specific areas. We have no collective bargaining agreements with our employees. We believe that we have good relations with our employees.

Driving and Supporting a Safety First Culture

The safety of our employees, contractors and the communities in which we operate is one of our most critical responsibilities. We believe that driving a safety culture requires daily prioritization and includes a multi-faceted approach to provide our employees with the tools, support, education and incentives to operate safely:

●	All employees, contractors and consultants performing work in the field participate in ongoing environmental, health and safety engagements including training, routine meetings, and individual coaching;
●	Work stop authority – all of our employees and contractors have a responsibility to intercede and stop observed high hazard activities or conditions without proper controls;
●	Policies and procedures implemented to support a safe working environment; and
●	Environmental and safety metrics measuring performance linked to compensation.

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

Principal Office

As of December 31, 2021, we leased corporate office space in Houston, Texas at 3505 West Sam Houston Parkway North.

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

In 2020, in response to the novel coronavirus (COVID-19) pandemic governments around the world, including U.S. federal and state governments, imposed restrictions intended to limit the extent and spread of the virus, including travel restrictions, quarantines and business closures. The COVID-19 outbreak and governmental restrictions significantly impacted economic activity and markets and dramatically reduced current and anticipated demand for oil and natural gas, adversely impacting the prices we receive for our production, resulting in us temporarily shutting in producing wells. During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand for oil and natural gas and increases in oil and natural gas prices. However, there remains the potential for demand for oil and natural gas to be adversely impacted by the economic effects of the ongoing COVID-19 pandemic, including as a consequence of the circulation of more infectious “variants” of the disease, vaccine hesitancy, waning vaccine effectiveness or other factors. As a consequence, we are unable to predict the impact of these factors which may negatively impact our business in numerous ways, including, but not limited to, the following:

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

The ongoing COVID-19 pandemic may also have the effect of heightening many of the other risks set forth below. Any of these factors could have a material adverse effect on our business, operations, financial results and liquidity. In 2020, oil and natural gas prices declined to historically low levels and we reduced our planned capital expenditures, delayed our drilling and completion plans and temporarily shut-in some of our producing wells, among other responses. We are unable to predict the ultimate adverse impact of the ongoing COVID-19 on our business, which will continue to depend on numerous evolving factors and future developments, including the length of time that the pandemic continues, its ongoing effect on the demand for oil and natural gas and the response of the overall economy and the financial markets after governmental restrictions are eased.

A financial downturn could negatively affect our business, results of operations, financial condition and liquidity.

Actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from current efforts to contain the ongoing COVID-19 coronavirus or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price we receive for our oil and natural gas production. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations and cash flows.

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

Increasing attention to environmental, social and corporate governance (ESG) matters may impact our business.

Companies conducting oil and natural gas activities, along with companies across other industries, are facing increased scrutiny from stakeholders related to their ESG policies and practices. Stakeholder expectations and standards around ESG are evolving and companies that do not adapt or comply with those expectations and standards, regardless of whether there is a legal requirement to do so, may be adversely impacted. Increased attention to ESG matters may impact our business by increasing costs, reducing demand for oil and natural gas, reducing profits, increasing regulations and litigation, and impending our access to capital or may negatively impact our stock price.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their ESG approaches. Currently, there are no universal standards for scores or ratings; however, the importance of sustainability evaluations is becoming more broadly accepted and utilized by investors and stockholders. Unfavorable ratings or assessment of our ESG practices may lead to negative investor sentiment toward us, which could have a negative impact on our stock price and our access to capital.

We could experience periods of higher costs for various reasons, including due to higher commodity prices, increased drilling activity in the Delaware Basin and trade disputes or inflation that affect the costs of steel and other raw materials that we and our vendors rely upon, which could adversely affect our ability to execute our exploration and development plans on a timely basis and within budget.

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

As of December 31, 2021, we owned leasehold interests in approximately 40,400 net acres in the Delaware Basin in West Texas of which approximately 11,100 net acres are undeveloped. Unless production in paying quantities is established on units containing these leases during their terms or unless we pay (to the extent we have the contractual right to pay) delay rentals or obtain other extensions to maintain the leases, these leases will expire. If our leases expire, we will lose our right to develop the related properties. We have no current plans to drill on acreage in other areas outside of our core area of operations.

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

If the amount of natural gas, condensate or oil being produced by us and others exceeds the capacity of the various transportation pipelines and gathering systems available in our operating areas, it may be necessary for new transportation pipelines and gathering systems to be built. Or, in the case of oil and condensate, it will be necessary for us to rely more heavily on trucks or trains to transport our production, which is more expensive and less efficient than transportation via pipeline. The construction of new pipelines and gathering systems is capital intensive and construction may be postponed, interrupted or cancelled in response to changing economic conditions, the availability and cost of capital, public opposition, regulatory restrictions and judicial challenges. In addition, capital constraints could limit our ability to build gathering systems to transport our production to transportation pipelines. In such event, costs to transport our production may increase materially or we might have to shut in our wells awaiting a pipeline connection or capacity and/or sell our production at much lower prices than market or than we currently expect, which would adversely affect our results of operations.

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

If our drilling results are less than anticipated, our investment in these areas may not be as attractive as we anticipate and could result in material write-downs of unevaluated properties and future declines in the value of our undeveloped acreage.

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

Our business requires substantial capital expenditures primarily to fund our drilling program. We may also continue to selectively increase our core acreage position, which would require capital in addition to the capital necessary to drill on our existing acreage. It is possible that we will acquire acreage in other areas that we believe are prospective for oil and natural gas production and expend capital to develop such acreage. We expect to use borrowings under our Term Loan Agreement and proceeds from potential future capital markets transactions, if necessary, and which may be difficult or limited to access, to fund capital expenditures that are in excess of our operating cash flow and cash on hand.

Our Term Loan Agreement limits our borrowings. As of December 31, 2021, our Term Loan Agreement had an initial borrowing availability of $200.0 million. As of December 31, 2021, we had $200.0 million of indebtedness outstanding, approximately $0.3 million of letters of credit outstanding and approximately $35.0 million in delayed draw term loans available to be drawn under our Term Loan Agreement, subject to the satisfaction of certain conditions defined in the agreement. Under the Term Loan Agreement, we are required to make scheduled amortization payments in the aggregate amount of $120.0 million from the fiscal quarter ending March 31, 2023 through the fiscal quarter ending September 30, 2025. Our Term Loan Agreement also contains certain financial covenants, including the maintenance of (i) an Asset Coverage Ratio, (ii) a Total Net Leverage Ratio and (iii) a Current Ratio, each as defined in the Term Loan Agreement. We have periodically sought amendments to the covenants under our revolving credit agreements, including the financial covenants, where we have anticipated difficulty in maintaining compliance. In the event we have difficulty in the future meeting the covenants under our Term Loan Agreement, we would be required to seek additional relief, and there is no assurance that it would be granted. Failure to comply with the covenants in our Term Loan Agreement may limit our ability to borrow, result in an event of default and cause amounts outstanding under our Term Loan Agreement to become immediately due and payable.

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

If borrowings under our Term Loan Agreement become insufficient and we are unable to raise sufficient capital to fund our capital expenditures, we may be required to curtail our drilling, development, land acquisitions and other activities, which could result in a decrease in our production of oil and natural gas, forfeiture of leasehold interests if we are unable or unwilling to renew them, and the sale of some of our assets on an unfavorable basis, each of which could have a material adverse effect on our results and future operations.

Unless we replace our reserves, our reserves and production will decline, which would adversely affect our financial condition, results of operations and cash flows.

Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Decline rates are typically greatest early in the productive life of a well. Estimates of the decline rate of an oil or natural gas well are inherently imprecise, and are less precise with respect to new or emerging oil and natural gas formations with limited production histories than for more developed formations with established production histories. Our production levels and the reserves that we currently expect to recover from our wells will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Our future oil and natural gas reserves and production and, therefore, our cash flows and results of operations are highly dependent upon our success in efficiently developing and exploiting our current properties and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs. If we are unable to replace our current and future production, our cash flows and the value of our reserves may decrease, adversely affecting our business, financial condition, results of operations and cash flows.

Historically, we have had substantial indebtedness and we may incur substantially more debt in the future. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.

We have approximately $200.1 million principal amount of debt, including current portions, as of December 31, 2021. As a result of our indebtedness, we will need to use a portion of our cash flow to pay interest, and outstanding principal beginning in the fiscal quarter ending March 31, 2023, which will reduce the amount of cash flow we will have available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes or adverse developments in our business or economic downturns impacting the industry in which we operate. Indebtedness under our Term Loan Agreement is at a variable interest rate, and so a rise in interest rates will generate greater interest expense to the extent we do not have hedging arrangements that are effective in offsetting interest rate fluctuations. Currently, borrowings under our Term Loan Agreement bear interest at a margin over LIBOR. Financial regulators are working to transition away from LIBOR as a benchmark, and in March 2021, confirmed that the publication of the one-week and two-month LIBOR would cease after December 31, 2021, and all remaining LIBOR tenors will cease after June 30, 2023. If a published LIBOR rate is unavailable, the interest rate on our Term Loan Agreement will be determined using another applicable reference rate and the impact on our borrowing costs, if any, under the alternative rate is uncertain and could have an adverse effect on our cash flows.

We may incur substantially more debt in the future. At December 31, 2021, we had approximately $35.0 million of delayed draw term loans available to be drawn under our Term Loan Agreement, subject to the satisfaction of certain conditions defined in the agreement. Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt, we may be required to refinance debt, sell assets or sell additional shares of common or preferred stock on terms that we may not find attractive if it may be done at all. Further, our failure to comply with the financial and other restrictive covenants relating to our indebtedness could result in a default under that indebtedness, which could adversely affect our business, financial condition and results of operations.

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

The estimates of our reserves as of December 31, 2021 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, in accordance with SEC requirements, estimates of oil and gas reserves, future net revenue from proved reserves and the present value of our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the 12-month first-day-of-the-month average oil and gas prices for the year ended December 31, 2021. Average prices for oil and natural gas for the 12-month period were as follows: WTI crude oil spot price of $66.55 per Bbl, adjusted by lease or field for quality, transportation fees, and market differentials and a Henry Hub natural gas spot price of $3.60 per MMBtu, adjusted by lease or field for energy content, transportation fees, and market differentials. Any significant variance in the actual future prices from these assumptions could materially affect the estimated quantity and value of our reserves set forth in this report.

In addition, at December 31, 2021, approximately 56% of our estimated proved reserves were classified as proved undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Estimated proved reserves as of December 31, 2021 assume that we will make future capital expenditures of approximately $540.6 million in the aggregate primarily from 2022 through 2026, which are necessary to develop and realize the value of proved reserves on our properties. The estimates of these oil and natural gas reserves and the costs associated with development of these reserves have been prepared in accordance with SEC regulations, however, actual capital expenditures will likely vary from estimated capital expenditures, development may not occur as scheduled and actual results may not be as estimated.

We are subject to various contractual limitations that affect the discretion of our management in operating our business.

Our Term Loan Agreement contains various provisions that may limit our management’s discretion in certain respects. In particular, the Term Loan Agreement limits our and our subsidiaries’ ability to, among other things:

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

Compliance with these and other limitations may limit our ability to operate and finance our business and engage in certain transactions in the manner we might otherwise. In addition, if we fail to comply with the limitations under our Term Loan Agreement, our creditors, to the extent the agreement so provides, may accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, lenders may be able to terminate any commitments they had made to make further funds available to us.

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

During the year ended December 31, 2020, we recorded cumulative full cost ceiling impairments of $215.1 million, primarily driven by a decline in the average pricing used in the valuation of our reserves. As ceiling test computations depend upon the calculated unweighted arithmetic average prices, it is impossible to predict the likelihood, timing and magnitude of any future impairments. Depending on the magnitude, a ceiling test write-down could negatively affect our results of operations.

Costs associated with unevaluated properties, which were approximately $64.3 million at December 31, 2021, are not initially subject to the ceiling test limitation. Rather, we assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value based upon our intentions with respect to drilling on such properties, the remaining lease term, geological and geophysical evaluations, drilling results, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. These factors are significantly influenced by our expectations regarding future commodity prices, development costs, and access to capital at acceptable cost. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the ceiling test limitation. Accordingly, a significant change in these factors, many of which are beyond our control, may shift a significant amount of cost from unevaluated properties into the full cost pool that is subject to depletion and the ceiling test limitation.

Hedging transactions may limit our potential gains and increase our potential losses.

In order to manage our exposure to price risks in the marketing of our oil, natural gas, and natural gas liquids production and comply with the requirements of our Term Loan Agreement, we have entered into oil and natural gas hedging arrangements with respect to a portion of our anticipated production and we may enter into additional hedging transactions in the future. While intended to reduce the effects of volatile commodity prices, such transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which:

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

Funds advised by Luminus Management, LLC, Oaktree Capital Management, LP and LSP Investment Advisors, LLC, held approximately 37.7%, 24.4% and 14.5%, respectively, of our common stock as of March 3, 2022. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional equity securities or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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

We are currently authorized to issue 100.0 million shares of common stock and 1.0 million shares of preferred stock, with such designations, rights, preferences, privileges and restrictions as determined by the Board. As of March 3, 2022, we had outstanding approximately 16.3 million shares of common stock, and warrants, options and restricted stock units to purchase or receive an aggregate of 8.1 million shares of our common stock. As of March 3, 2022, we have also reserved an additional 0.5 million shares for future issuance to our directors, officers and employees under our 2020 Long-Term Incentive Plan. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock.

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

Under environmental, health and safety laws and regulations, we also could be held liable for personal injuries, property damage (including site clean-up and restoration costs) and other damages including the assessment of natural resource damages. Such laws may impose strict as well as joint and several liability for environmental contamination, which could subject us to liability for the conduct of others or for our own actions that were in compliance with all applicable laws at the time such actions were taken. Environmental and other governmental laws and regulations also increase the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling and pipeline projects. Part of the regulatory environment in which we operate includes, in some cases, federal requirements for performing or preparing environmental assessments, environmental impact studies and/or plans of development before commencing exploration and production activities. In addition, our activities are subject to regulation by oil and natural gas producing states relating to conservation practices and protection of correlative rights. Such regulations affect our operations and limit the quantity of oil and natural gas we may produce and sell. Delays in obtaining regulatory approvals or necessary permits, the failure to obtain a permit or the receipt of a permit with excessive conditions or costs could have a material adverse effect on our ability to explore on, develop or produce our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. By way of example, in 2015 the EPA lowered the primary national ambient air quality standard for ozone from 75 parts per billion to 70 parts per billion. Implementation eventually could result in more stringent emissions controls and additional permitting obligations for our operations.

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

The Trump Administration tried to roll back many of the Obama-era climate change policies and rules. But shortly after his inauguration, President Biden accepted the Paris Agreement on behalf of the United States, declared climate considerations an essential part of the United States’ foreign policy, issued a moratorium on new oil and gas leases on federal lands, and directed federal agencies to incorporate climate change considerations in their operation. Thus, new federal programs relating to climate change appear to be likely through at least 2024.

In the courts, several decisions have been issued that may increase the risk of claims being filed by governments and private parties against companies that cause or contribute to significant greenhouse gas emissions. Such cases may seek emissions reductions, challenge air emissions or other permits or request damages for alleged climate change impacts to the environment, people, and property.

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

Our capital structure was significantly altered under the plan of reorganization. We adopted fresh-start accounting effective October 1, 2019, as an accounting convenience date to coincide with the timing of our normal fourth quarter reporting, and as a result, our assets and liabilities were adjusted to fair values and our accumulated deficit was restated to zero. Further, as a result of the implementation of our plan of reorganization and the transactions contemplated thereby, our historical financial information may not be indicative of our future financial performance. Accordingly, our financial condition and results of operations following our emergence from chapter 11 are not comparable to the financial condition and results of operations reflected in our historical financial statements.

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

ITEM 3. LEGAL PROCEEDINGS

A description of our legal proceedings is included in Item 8. Consolidated Financial Statements and Supplementary Data—Note 10, “Commitments and Contingencies,” and is incorporated herein by reference.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 20, 2020, our common stock commenced trading on the NYSE American exchange under the symbol “BATL.” Previously, on July 22, 2019, we were notified by the New York Stock Exchange (NYSE) that due to

“abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, the NYSE determined to commence delisting proceedings to delist our Predecessor common stock under the symbol “HK” and warrants exercisable for common stock. Trading in our securities was suspended on July 22, 2019. On July 23, 2019, our Predecessor common stock commenced trading on the OTC Pink marketplace under the symbols “HKRS” and “HKRSQ.” On October 8, 2019, upon emergence from chapter 11 bankruptcy, all existing shares of our Predecessor common stock were cancelled and we, as the Successor Company, issued approximately 16.2 million shares of new common stock which traded on the OTC Pink marketplace under the symbol “HALC” until we listed on the NYSE American under “BATL.”

We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate declaring cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on common stock will be at the discretion of the board of directors and will be dependent upon then existing conditions, including our prospects, and such other factors, as the board of directors deems relevant. We are also restricted from paying cash dividends on common stock under our Term Loan Agreement.

Approximately 55 registered stockholders of record as of March 3, 2022 held our common stock. In most instances, a registered stockholder holds shares in street name for one or more customers who beneficially own the shares.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED

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

At December 31, 2021, our estimated total proved oil and natural gas reserves, as prepared by our independent reserve engineering firm, Netherland, Sewell & Associates, Inc. (Netherland, Sewell), using Securities and Exchange Commission (SEC) prices for crude oil and natural gas, which are based on preceding 12-month first day of the month average prices of West Texas Intermediate (WTI) crude oil spot price of $66.55 per Bbl and Henry Hub natural gas spot price of $3.60 per MMBtu, were approximately 95.9 MMBoe, consisting of 58.7 MMBbls of oil, 16.3 MMBbls of natural gas liquids, and 125.0 Bcf of natural gas. Approximately 44% of our proved reserves were classified as proved developed as of December 31, 2021. We maintain operational control of 99.9% of our proved reserves. Substantially all of our proved reserves and production at December 31, 2021 are associated with our Delaware Basin properties.

Our total operating revenues for the year ended December 31, 2021 were approximately $285.2 million, compared to total operating revenues for the year ended December 31, 2020 of approximately $148.3 million. The increase in revenues is primarily attributable to an approximate $24.14 per Boe increase in average realized prices (excluding the effects of hedging arrangements). Full year 2021 production averaged 16,241 Boe/d compared to average daily production of 16,858 Boe/d for 2020. Average daily oil and natural gas production was impacted by the temporary shut-in of production amounting to approximately 300 Boe/d and 1,300 Boe/d for the year ended December 31, 2021 and 2020, respectively. In February 2021, we temporarily shut-in production due to inclement weather. In May and June 2020, we temporarily shut-in production in response to historically low commodity prices. Current year production was also impacted by third-party processing curtailments and downtime resulting from facility upgrades and repairs.

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

In 2021, we spent approximately $52.6 million on oil and gas capital expenditures. In early 2021 and at the end of 2021, we ran one operated rig in the Delaware Basin. We drilled and cased 2.0 gross (2.0 net) operated wells, completed 6.0 gross (6.0 net) operated wells, and put online 6.0 gross (6.0 net) operated wells during the year.

We expect to spend approximately $130.0 million to $150.0 million on capital expenditures during 2022. Overall, we currently plan to drill 12 gross operated wells during the year, complete 9 to 13 gross operated wells, and bring 8 to 12 gross operated wells on production. Our 2022 capital budget currently contemplates running one operated rig in the Delaware Basin during the year. We continuously monitor changes in market conditions and adapt our operational plans as necessary in order to maintain financial flexibility, preserve core acreage and meet contractual obligations, and therefore our capital budget is subject to change.

We expect to fund our budgeted 2022 capital expenditures with cash and cash equivalents on hand from the funding of the Term Loan Agreement and cash flows from operations. In the event our cash flows are materially less than anticipated or our costs are materially greater than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may be required to curtail drilling, development, land acquisitions and other activities to reduce our capital spending. However, significant or prolonged reductions in capital spending will adversely impact our production and may negatively affect our future cash flows.

Oil and natural gas prices are inherently volatile and sustained lower commodity prices could have a material impact upon our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the first-day-of-the-month average for the 12-months ended March 31, 2022 of the WTI crude oil spot price of $75.28 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended March 31, 2022 of the Henry Hub natural gas price of $4.09 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials, our ceiling test calculation would not have generated an additional impairment at December 31, 2021, holding all other inputs and factors constant. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Recent Developments

Risk and Uncertainties

We are continuously monitoring the current and potential impacts of the novel coronavirus (COVID-19) pandemic on our business, including how it has and may continue to impact our operations, financial results, liquidity, contractors, customers, employees and vendors, and taking appropriate actions in response, including implementing various measures to ensure the continued operation of our business in a safe and secure manner. In 2020, COVID-19 and governmental actions to contain the pandemic contributed to an economic downturn, reduced demand for oil and natural gas and, together with a price war involving the Organization of Petroleum Exporting Countries (OPEC)/Saudi Arabia and Russia, depressed oil and natural gas prices to historically low levels. Although OPEC and Russia subsequently agreed to reduce production, downward pressure on prices continued for several months, particularly given concerns over the impacts of the current economic downturn on demand. As a consequence, beginning March 2020, we realized lower revenue as a result of commodity price declines, resulting in us temporarily shutting in producing wells in May and June 2020, which further contributed to lower revenues that year. Additionally in 2020, we incurred ceiling test impairments, which were primarily driven by a decline in the average pricing required to be used in the valuation of our reserves for ceiling test purposes.

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

Term Loan Credit Facility

On November 24, 2021, we and our wholly owned subsidiary, Halcón Holdings, LLC (Borrower), entered into an Amended and Restated Senior Secured Credit Agreement (Term Loan Agreement) with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. The Term Loan Agreement amends and restates in its entirety our Senior Credit Agreement as discussed below. Pursuant to the Term Loan Agreement, the lenders have agreed to loan us (i) $200.0 million, which funded on November 24, 2021 and was partially used to refinance all amounts owed under the Senior Credit Agreement; (ii) up to $20.0 million, available to be drawn up to 18 months from November 24, 2021, subject to the satisfaction of certain conditions; and (iii) up to $15.0 million, which amount will be available to be drawn from the date certain wells included in the approved plan of development are deemed producing, subject to the satisfaction of certain conditions. An additional $5.0 million is available for the issuance of letters of credit. The maturity date of the Term Loan Agreement is November 24, 2025. Until such maturity date, borrowings under the Term Loan Agreement shall bear interest at a rate per annum equal to LIBOR (or another applicable reference rate, as determined pursuant to the provisions of the Term Loan Agreement) plus an applicable margin of 7.00%. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 6, “Debt” for additional information on the Term Loan Agreement.

Senior Revolving Credit Facility

On November 24, 2021, our Senior Secured Revolving Credit Agreement (Senior Credit Agreement) was amended and restated in its entirety by the Term Loan Agreement. Borrowings outstanding under the Senior Credit Agreement were repaid with proceeds from the Term Loan Agreement resulting in a charge of $0.1 million presented in “Gain (loss) on extinguishment of debt” in the consolidated statements of operations for the year ended December 31, 2021.

On September 24, 2021, we entered into the Fifth Amendment to Senior Secured Revolving Credit Agreement (the Fifth Amendment) which, among other things, modified the limits on swap agreements so as not to exceed, (i) from the period of the Fifth Amendment effective date through December 31, 2021, the percentage of the reasonably anticipated hydrocarbon production from proved developed producing reserves during such period hedged pursuant to secured swap agreements in place as of the Fifth Amendment effective date; (ii) for the fiscal year ending December 31, 2022, the greater of (a) the proved developed producing reserves during such fiscal year hedged pursuant to secured swap agreements in place as of the Fifth Amendment effective date and (b) 85% of the proved developed producing reserves during such fiscal year; and (iii) for the fiscal years ending December 31, 2023, December 31, 2024 and December 31, 2025, swap agreements not to exceed 85%, 70% and 60% of the proved developed producing reserves, respectively, during each fiscal year.

On May 10, 2021, we entered into the Fourth Amendment to Senior Secured Revolving Credit Agreement (the Fourth Amendment) which reduced the borrowing base to $185.0 million effective June 1, 2021 and further reduced the borrowing base to $175.0 million effective September 1, 2021. The Fourth Amendment also, among other things, (i) increased interest margins to 2.00% to 3.00% for ABR-based loans and 3.00% to 4.00% for Eurodollar-based loans, (ii) amended the covenant relating to the minimum mortgaged total value of proved borrowing base properties to increase the value from 90% to 95%, (iii) provided for direct reductions in the borrowing base in the event of asset dispositions in excess of $1.0 million per fiscal year or swap terminations and (iv) revised certain covenants and covenant-related baskets including, but not limited to, adding covenants prohibiting the designation of unrestricted subsidiaries and requiring prior consent from the lenders regarding asset dispositions or swap terminations in excess of the greater of $7.5 million or 3.5% of the then effective borrowing base.

Paycheck Protection Program Loan

Effective August 13, 2021, the principal amount of our promissory note (the PPP Loan) under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was reduced from $2.2 million to $0.2 million by the U.S. Small Business Administration (SBA). We applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. We recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of $2.1 million. The gain is presented in “Gain (loss) on extinguishment of debt” in the consolidated statements of operations for the year ended December 31, 2021.

Employee Retention Credit

The CARES Act included, among other things, provisions relating to refundable payroll tax credits (the Employee Retention Credit or ERC). As provided for in the CARES Act and subsequent legislation which modified and extended the provisions included therein, the ERC allows for a refundable tax credit against certain employment taxes equal to 50% of the first $10,000 in qualified wages paid to each employee after March 12, 2020 and through December 31, 2020 and 70% of the first $10,000 in qualified wages paid to each employee, per calendar quarter, after December 31, 2020 through September 30, 2021. During the year ended December 31, 2021, we determined that the qualifications for the Employee Retention Credit were met and filed the corresponding applications for the applicable 2020 and 2021 periods. We recognized an approximate $0.7 million Employee Retention Credit during the year ended December 31, 2021, with approximately $0.5 million recorded to “General and administrative” and approximately $0.2 million recorded to “Lease operating” in the consolidated statements of operations.

Capital Resources and Liquidity

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In 2020, the COVID-19 outbreak and associated government restrictions significantly impacted economic activity and markets and dramatically demand for oil and natural gas at the same time that supply was maintained at high levels due to a price and market share war involving the OPEC/Saudi Arabia and Russia, all of which adversely impacted the prices we received for our production. As a consequence, beginning in March 2020, we realized lower revenue as a result of these commodity price declines, resulting in us temporarily shutting in producing wells in May and June 2020, which further contributed to lower revenues that year. Additionally in 2020, we incurred ceiling test impairments, which were primarily driven by a decline in the average pricing required to be used in the valuation of our reserves for ceiling test purposes.

During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand for oil and natural gas and increases in oil and natural gas prices. Further, at present, OPEC and Russia have been coordinating production increases to maintain supply and demand balance, stabilize prices and avoid market disruptions. However, there remains the potential for such cooperation to fail and for demand for oil and natural gas to be adversely impacted by the economic effects of the ongoing COVID-19 pandemic, including as a consequence of the circulation of more infectious “variants” of the disease, vaccine hesitancy, waning vaccine effectiveness or other factors. As a consequence, we are unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by the same sorts of factors that negatively impacted prices during 2020. Actual or anticipated declines in domestic or foreign economic activity or growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from current efforts to contain the COVID-19 coronavirus or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price received for oil and natural gas production or adversely impacting our ability to comply with covenants in our Term Loan Agreement. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations, cash flows and, potentially, compliance with the covenants contained in our Term Loan Agreement.

We expect to spend approximately $130.0 million to $150.0 million in capital expenditures, including drilling, completion, support infrastructure and other capital costs, during 2022. Additionally, from time to time, we enter into commitments that may require us to incur material expenditures in the future. Included in our 2022 capital expenditures budget is $2.6 million associated with an active drilling rig commitment. We have a minimum volume commitment with a third party for the treating of sour gas production through June 30, 2022. The future payments associated with the minimum volume commitment are approximately $4.8 million. These capital spending requirements and commitments are expected to be funded with cash and cash equivalents on hand from the funding of our Term Loan Agreement and cash flows from operations. Amounts borrowed under our Term Loan Agreement bear interest at LIBOR plus an applicable margin of 7.00% and will mature on November 24, 2025. At December 31, 2021, we had $46.9 million of cash and cash equivalents, $200.0 million of indebtedness outstanding, approximately $0.3 million letters of credit outstanding and $35.0 million in delayed draw term loans available to be drawn under our Term Loan Agreement, subject to the satisfaction of certain conditions defined in the agreement. We are required to make scheduled amortization payments in the aggregate amount of $120.0 million from the fiscal quarter ending March 31, 2023 through the fiscal quarter ending September 30, 2025. In addition, we may be required to make mandatory prepayments of the loans under the Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, and with excess cash on hand in excess of certain maximum levels. For each fiscal quarter after January 1, 2023, we shall make mandatory prepayments when the Consolidated Cash Balance, as defined in the Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted APOD capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance.

The Term Loan Agreement contains certain financial covenants, including maintenance of (i) an Asset Coverage Ratio (as defined in the Term Loan Agreement) of not less than (A) 1.50 to 1.00 as of December 31, 2021 and March 31, 2022, (B) 1.60 to 1.00 as of June 30, 2022, (C) 1.70 to 1.00 as of September 30, 2022, and (D) 1.80 to 1.00 as of December 31, 2022 and each fiscal quarter thereafter, (ii) a Total Net Leverage Ratio (as defined in the Term Loan Agreement) of not greater than (A) 3.25 to 1.00 as of December 31, 2021 through and including June 30, 2022, (B) 3.00 to 1.00 as of September 30, 2022 and December 31, 2022, (C) 2.75 to 1.00 as of March 31, 2023, and (D) 2.50 to 1.00 as of each fiscal quarter thereafter, and (iii) a Current Ratio (as defined in the Term Loan Agreement) of not less than 1.00:1.00, each determined as of the last day of any fiscal quarter period.

Changes in the level and timing of our production, drilling and completion costs, the cost and availability of transportation for our production and other factors varying from our expectations can affect our ability to comply with the covenants under our Term Loan Agreement. As a consequence, we endeavor to anticipate potential covenant compliance issues and work with our lenders to address any such issues ahead of time.

We have periodically, including as recently as October 2020, obtained waivers or amendments to the financial covenants under our revolving credit agreements in circumstances where we anticipated that it might be challenging for us to comply with the financial covenants for a particular period of time. For instance, depressed oil and natural gas prices during 2020 and our decision to temporarily shut-in a portion of our production in response to market conditions adversely impacted our cash flows, which, combined with cash requirements associated with capital-intensive oil and gas development projects undertaken in late 2019 and early 2020, led to challenges in our compliance with the Current Ratio under the Senior Credit Agreement for the fiscal quarter ended June 30, 2020. Thus, on July 31, 2020, we secured a waiver in which the lenders consented to waive maintenance of the Current Ratio (as defined in the Senior Credit Agreement) of not less than 1.00 to 1.00 for the fiscal quarter ended June 30, 2020. In conjunction with the fall 2020 borrowing base redetermination process under the Senior Credit Agreement, and due to a decline in the value associated with our derivative contracts, we pursued additional relief from our lenders in regards to the Current Ratio. On October 29, 2020, in the Third Amendment to the Senior Credit Agreement, the lenders waived maintenance with the Current Ratio for the fiscal quarter ending September 30, 2020 and suspended testing of the Current Ratio until the fiscal quarter ended December 31, 2021. The Senior Credit Agreement was amended and restated by the Term Loan Agreement in November 2021.

Similarly, in prior years, we have also obtained waivers and amendments for other financial covenant violations. For instance, our strategic decision to transform into a pure-play, single basin company focused on the Delaware Basin in West Texas resulted in us divesting our producing properties located in other areas and acquiring primarily undeveloped acreage in the Delaware Basin. Our drilling activities once we acquired these assets required significant capital expenditure outlays to replenish production and related EBITDA from the divested producing properties. These and other factors adversely impacted our ability to comply with our debt covenants under the predecessor credit agreement by reducing our production, reserves and EBITDA on a current and a pro forma historical basis, while making us more susceptible to fluctuations in performance and compliance more challenging. In addition, we encountered certain operational difficulties that impacted our ability to comply, including elevated levels of hydrogen sulfide in the natural gas produced from our Monument Draw wells and limited and expensive treatment and transportation options. Severance payments to executives in 2019 also impacted our ability to comply with our financial covenants.

While we have largely been successful in obtaining modifications of our covenants as needed, there can be no assurance that we will be successful in the future. In the event we are not successful in obtaining covenant modifications, if needed, there is no assurance that we will be successful in implementing alternatives that allow us to maintain compliance with our covenants or that we will be successful in obtaining alternative financing that provides us with the liquidity that we need to operate our business. Even if successful, alternative sources of financing could prove more expensive than borrowings under our Term Loan Agreement.

When commodity prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. While we use derivative instruments to provide partial protection against declines in oil and natural gas prices, the total volumes we hedge are less than our expected production, vary from period to period based on our view of current and future market conditions, remain consistent with the requirements in effect under our Term Loan Agreement and extend, on a rolling basis, for the next four years. These limitations result in our liquidity being susceptible to commodity price declines. Additionally, while intended to reduce the effects of volatile commodity prices, derivative transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the hedge. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Cash is required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. We strive to maintain financial flexibility while pursuing our drilling plans and may access capital markets, pursue joint ventures, sell assets and engage in other transactions as necessary to, among other things, maintain sufficient liquidity, facilitate drilling on our undeveloped acreage position and permit us to selectively expand our acreage. Our ability to complete such transactions and maintain or increase our liquidity is subject to a number of variables, including our level of oil and natural gas production, proved reserves and commodity prices, the amount and cost of our indebtedness, as well as various economic and market conditions that have historically affected the oil and natural gas industry. Even if we are otherwise successful in growing our proved reserves and production, if oil and natural gas prices decline for a sustained period of time, our ability to fund our capital expenditures, complete acquisitions, reduce debt, meet our financial obligations and become profitable may be materially impacted.

Cash Flow

In 2021, operating cash flows and net borrowings under our credit agreements funded our capital expenditures program. See “Results of Operations” for a review of the impact of prices and volumes on operating revenues.

Net increase (decrease) in cash, cash equivalents and restricted cash is summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020
Cash flows provided by (used in) operating activities	$68,572	$50,197
Cash flows provided by (used in) investing activities	(51,913)	(72,354)
Cash flows provided by (used in) financing activities	27,405	16,177
Net increase (decrease) in cash, cash equivalents and restricted cash	$44,064	$(5,980)

Operating Activities. Net cash flows provided by operating activities for the year ended December 31, 2021 and 2020 were $68.6 million and $50.2 million, respectively.

Operating cash flows for the year ended December 31, 2021 increased from the prior year due an approximate $24.14 per Boe average realized price increase which contributed to higher total operating revenues in 2021 partially offset by realized losses from derivative contracts incurred in 2021 as a result of increased commodity prices.

Operating cash flows for the year ended December 31, 2020 increased from the prior year due to decreases in our operating expenses associated with our focus on efficiencies and cost savings and a decrease in interest expense associated with lower outstanding debt due to our chapter 11 bankruptcy. In addition, realized gains from derivative contracts were higher in the year ended December 31, 2020, which included the early termination of certain derivative contracts. During the year ended December 31, 2020, we terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds of approximately $22.9 million during the period. These increases to operating cash flows in 2020 were partially offset by decreased oil and natural gas revenues as a result of lower realized commodity prices and lower production volumes than the comparable prior year period.

Investing Activities. Net cash flows used in investing activities for the year ended December 31, 2021 and 2020 were approximately $51.9 million and $72.4 million, respectively.

During the year ended December 31, 2021, we spent $52.6 million on oil and natural gas capital expenditures, of which $42.9 million related to drilling and completion costs and $6.8 million related to the development of our treating equipment and gathering support infrastructure. We received $0.9 million in proceeds from the sale of oil and natural gas properties.

During the year ended December 31, 2020, we spent $101.8 million on oil and natural gas capital expenditures, of which $65.1 million related to drilling and completion costs and $33.9 million related to the development of our treating equipment and gathering support infrastructure. We received $29.0 million in proceeds from the sale of oil and natural gas properties, primarily from the sale of the northern assets in our West Quito area in December 2020. In addition, we received $0.5 million in insurance proceeds associated with a casualty loss on our support infrastructure.

Financing Activities. Net cash flows provided by financing activities for the year ended December 31, 2021 and 2020 were approximately $27.4 million and $16.2 million, respectively.

During the year ended December 31, 2021, we borrowed $200.0 million under the Term Loan Agreement and paid in cash $14.2 million in debt issuance costs associated with the loan. A portion of the funds received from the Term Loan Agreement were used to refinance all amounts owed under the Senior Credit Agreement.

During the year ended December 31, 2020, net borrowings of $14.0 million under our Senior Credit Agreement were used to fund our drilling and completions program and the development of our treating equipment and gathering support facilities. We also borrowed $2.2 million under the PPP Loan to fund payroll costs, rent and utilities.

Term Loan Credit Facility

On November 24, 2021, we and our wholly owned subsidiary, Halcón Holdings, LLC (Borrower) entered into the Term Loan Agreement with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. The Term Loan Agreement amends and restates in its entirety our Senior Credit Agreement as discussed below. Pursuant to the Term Loan Agreement, the lenders have agreed to loan us (i) $200.0 million, which funded on November 24, 2021 and was partially used to refinance all amounts owed under the Senior Credit Agreement; (ii) up to $20.0 million, available to be drawn up to 18 months from November 24, 2021, subject to the satisfaction of certain conditions; and (iii) up to $15.0 million, which amount will be available to be drawn from the date certain wells included in the approved plan of development (APOD) are deemed producing APOD wells until up to 18 months after November 24, 2021, subject to the satisfaction of certain conditions. An additional $5.0 million is available for the issuance of letters of credit. The maturity date of the Term Loan Agreement is November 24, 2025. Until such maturity date, borrowings under the Term Loan Agreement shall bear interest at a rate per annum equal to LIBOR (or another applicable reference rate, as determined pursuant to the provisions of the Term Loan Agreement) plus an applicable margin of 7.00%.

We may be required to make mandatory prepayments of the loans under the Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, and with excess cash on hand in excess of certain maximum levels. For each fiscal quarter after January 1, 2023, we shall make mandatory prepayments when the Consolidated Cash Balance, as defined in the Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted APOD capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance. We are required to make scheduled amortization payments in the aggregate amount of $120.0 million from the fiscal quarter ending March 31, 2023 through the fiscal quarter ending September 30, 2025. Amounts outstanding under the Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and of the equity interests of the Borrower held by us. As part of the Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Term Loan Agreement also contains certain financial covenants, including the maintenance of (i) an Asset Coverage Ratio (as defined in the Term Loan Agreement) of not less than (A) 1.50 to 1.00 as of December 31, 2021 and March 31, 2022, (B) 1.60 to 1.00 as of June 30, 2022, (C) 1.70 to 1.00 as of September 30, 2022, and (D) 1.80 to 1.00 as of December 31, 2022 and each fiscal quarter thereafter, (ii) a Total Net Leverage Ratio (as defined in the Term Loan Agreement) of not greater than (A) 3.25 to 1.00 as of December 31, 2021 through and including June 30, 2022, (B) 3.00 to 1.00 as of September 30, 2022 and December 31, 2022, (C) 2.75 to 1.00 as of March 31, 2023, and (D) 2.50 to 1.00 as of each fiscal quarter thereafter, and (iii) a Current Ratio (as defined in the Term Loan Agreement) of not less than 1.00 to 1.00, each determined as of the last day of any fiscal quarter period. As of December 31, 2021, we were in compliance with the financial covenants under the Term Loan Agreement.

The Term Loan Agreement also contains an APOD for our Monument Draw acreage through the drilling and completion of certain wells. The Term Loan Agreement contains a proved developed producing production test and an APOD economic test which we must maintain compliance with otherwise, subject to any available remedies or waivers, we are required to immediately cease making expenditures in respect of the approved plan of development other than any expenditures deemed necessary by us in respect of no more than six additional approved plan of development wells.

The Term Loan Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

See Item 8. Consolidated Financial Statements and Supplementary Data–Note 6, “Debt” for additional information on the Term Loan Agreement.

Paycheck Protection Program Loan

On April 16, 2020, we entered into the PPP Loan for a principal amount of approximately $2.2 million from Bank of Montreal under the Paycheck Protection Program of the CARES Act, which is administered by the SBA. Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The PPP Loan bears interest at a rate of 1.0% per annum and has a maturity date of April 16, 2022. As long as we made a timely application of forgiveness to the SBA, we were not required to make any payments under the PPP Loan until the forgiveness amount was communicated to us by the SBA. We applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. Effective August 13, 2021, the principal amount of our PPP Loan was reduced to $0.2 million by the SBA and we recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of $2.1 million. The gain is presented in “Gain (loss) on extinguishment of debt” in the consolidated statements of operations for the year ended December 31, 2021.

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

Our estimated proved reserves for the years ended December 31, 2021, 2020 and 2019 were prepared by Netherland, Sewell, an independent oil and natural gas reservoir engineering consulting firm. For more information regarding reserve estimation, including historical reserve revisions, refer to Item 8. Consolidated Financial Statements and Supplementary Data—“Supplemental Oil and Gas Information (Unaudited).”

Depletion Expense

Our rate of recording depletion expense is primarily dependent upon our estimate of proved reserves, which is utilized in our unit-of-production method calculation. If the estimates of proved reserves were to be reduced, the rate at which we record depletion expense would increase, reducing net income. Such a reduction in reserves may result from calculated lower market prices, which may make it non-economic to drill for and produce higher cost reserves. At December 31, 2021, a five percent positive revision to proved reserves would decrease the depletion rate by approximately $0.37 per Boe and a five percent negative revision to proved reserves would increase the depletion rate by approximately $0.40 per Boe.

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

If the unweighted arithmetic average price of oil and natural gas as of the first day of each month for the 12-month period ended December 31, 2021 had been 10% lower while all other factors remained constant, our ceiling amount related to our net book value of oil and natural gas properties would have been reduced by approximately $182.9 million and would not have generated a full cost ceiling impairment.

Future Development Costs

Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production facilities, gathering systems and related structures and restoration costs. We develop estimates of these costs for each of our properties based upon their geographic location, type of production facility, well depth, currently available procedures and ongoing consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and future abandonment costs on an annual basis. At December 31, 2021, a five percent increase in future development and abandonment costs would increase the depletion rate by approximately $0.27 per Boe and a five percent decrease in future development and abandonment costs would decrease the depletion rate by $0.27 per Boe.

Accounting for Derivative Instruments and Hedging Activities

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. From time to time, in accordance with our policy, we may hedge a portion of our forecasted oil and natural gas production. We elected to not designate any of our positions for hedge accounting. Accordingly, we record the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in “Net gain (loss) on derivative contracts” on the consolidated statements of operations.

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

In assessing the need for a valuation allowance on our deferred tax assets, we consider possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies. We consider all available evidence (both positive and negative) in determining whether a valuation allowance is required. Based upon the evaluation of available evidence we recorded a decrease of $57.8 million to our valuation allowance as a result of increases to deferred tax assets for deferred deductions and net operating losses offset by the write-off of deferred tax assets for oil and gas properties and other deferred tax assets during 2021. A valuation allowance of $431.7 million has been applied against our deferred tax assets as of December 31, 2021.

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

Comparison of Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

We reported a net loss of $28.3 million and $229.7 million for the year ended December 31, 2021 and 2020, respectively. The table included below sets forth financial information for the periods presented.

	Years Ended
	December 31,
In thousands (except per unit and per Boe amounts)	2021	2020	Change
Net income (loss)	$(28,317)	$(229,707)	$201,390
Operating revenues:
Oil	213,512	125,985	87,527
Natural gas	35,248	5,818	29,430
Natural gas liquids	35,394	14,972	20,422
Other	1,051	1,514	(463)
Operating expenses:
Production:
Lease operating	43,977	42,106	1,871
Workover and other	3,224	3,709	(485)
Taxes other than income	12,312	10,056	2,256
Gathering and other	60,396	56,016	4,380
Restructuring	—	2,580	(2,580)
General and administrative:
General and administrative	14,504	15,878	(1,374)
Stock-based compensation	2,010	2,578	(568)
Depletion, depreciation and accretion:
Depletion – Full cost	44,613	60,543	(15,930)
Depreciation – Other	318	925	(607)
Accretion expense	477	585	(108)
Full cost ceiling impairment	—	215,145	(215,145)
Other income (expenses):
Net gain (loss) on derivative contracts	(125,619)	38,759	(164,378)
Interest expense and other	(8,018)	(6,634)	(1,384)
Gain (loss) on extinguishment of debt	1,946	—	1,946

Production:
Crude oil – MBbls	3,196	3,446	(250)
Natural gas – MMcf	9,447	8,769	678
Natural gas liquids – MBbls	1,157	1,262	(105)
Total MBoe(1)	5,928	6,170	(242)
Average daily production – Boe(1)	16,241	16,858	(617)

Average price per unit (2):
Crude oil price - Bbl	$66.81	$36.56	$30.25
Natural gas price - Mcf	3.73	0.66	3.07
Natural gas liquids price - Bbl	30.59	11.86	18.73
Total per Boe(1)	47.93	23.79	24.14

Average cost per Boe:
Production:
Lease operating	$7.42	$6.82	$0.60
Workover and other	0.54	0.60	(0.06)
Taxes other than income	2.08	1.63	0.45
Gathering and other	10.19	9.08	1.11
Restructuring	—	0.42	(0.42)
General and administrative:
General and administrative	2.45	2.57	(0.12)
Stock-based compensation	0.34	0.42	(0.08)
Depletion	7.53	9.81	(2.28)
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Oil, natural gas and natural gas liquids revenues were $284.2 million and $146.8 million for the year ended December 31, 2021 and 2020, respectively. The increase in revenue is primarily attributable to an approximate $24.14 per Boe increase in our average realized prices (excluding the effects of hedging arrangements). The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors. For the year ended December 31, 2021 and 2020, production averaged 16,241 Boe/d and 16,858 Boe/d, respectively. Average daily oil and natural gas production was impacted by the temporary shut-in of production amounting to approximately 300 Boe/d and 1,300 Boe/d in 2021 and 2020, respectively. In February 2021, we temporarily shut-in production due to inclement weather. In May and June 2020, we temporarily shut-in production in response to historically low commodity prices. Current year production was also impacted by third-party processing curtailments and downtime resulting from facility upgrades and repairs.

Lease operating expenses were $44.0 million and $42.1 million for the year ended December 31, 2021 and 2020, respectively. On a per unit basis, lease operating expenses were $7.42 per Boe and $6.82 per Boe for the year ended December 31, 2021 and 2020, respectively. The increase in lease operating expenses in 2021 results from a market increase associated with maintenance, power and chemical costs partially offset by decreased salt water disposal costs due to lower production volumes and less produced water.

Workover and other expenses were $3.2 million and $3.7 million for the year ended December 31, 2021 and 2020, respectively. On a per unit basis, workover and other expenses were $0.54 per Boe and $0.60 per Boe for the year ended December 31, 2021 and 2020, respectively. The decreased workover and other expenses in 2021 relate to preventative operational measures previously undertaken to mitigate potential future failures in producing wells.

Taxes other than income were $12.3 million and $10.1 million for the year ended December 31, 2021 and 2020, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.08 per Boe and $1.63 per Boe for the year ended December 31, 2021 and 2020, respectively.

Gathering and other expenses were $60.4 million and $56.0 million for the year ended December 31, 2021 and 2020, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Approximately $22.7 million and $13.9 million for the year ended December 31, 2021 and 2020, respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Gathering and marketing fees increased in 2021 as we marketed higher quantities of sour gas production to third parties in the current year period. Approximately $37.7 million and $38.7 million for the year ended December 31, 2021 and 2020, respectively, relate to operating expenses on our treating equipment and gathering support facilities. The decrease in treating equipment and gathering support facilities expenses in 2021 results from lower operating expenses associated with our treating equipment, as fewer sour gas production volumes were processed through our hydrogen sulfide treating plant in the current year period, which were partially offset by higher electricity and buy back fuel costs incurred as a result of inclement weather in February 2021 and higher chemical costs to improve the quality of treated oil. Also included are $3.4 million of rig stacking charges for the year ended December 31, 2020.

Restructuring expense was approximately $2.6 million for the year ended December 31, 2020. During the year ended December 31, 2020, we incurred restructuring charges related to the consolidation into one corporate office and had reductions in our workforce due to efforts to improve efficiencies and go forward costs. In May 2020, in furtherance of the consolidation into one corporate office, we exercised a one-time early termination option under the lease agreement for our office space in Denver, Colorado.

General and administrative expense was $14.5 million and $15.9 million for the year ended December 31, 2021 and 2020, respectively. The decrease in general and administrative expense in the current year period is associated with a decrease in professional fees and information technology expenses, as well as the Employee Retention Credit. This decrease is partially offset by lower 2020 payroll costs, as the 2020 period included a $1.6 million reduction to general and administrative expenses related to our change in estimate of discretionary cash incentives. In late March 2020, due to changes in market conditions and decreased commodity prices, we determined that previously accrued discretionary cash incentives related to 2019 would not be paid, causing a $1.6 million reduction to general and administrative expenses in the 2020 period. On a per unit basis, general and administrative expense were $2.45 per Boe and $2.57 per Boe for the year ended December 31, 2021 and 2020, respectively.

Stock-based compensation expense was $2.0 million and $2.6 million for the year ended December 31, 2021 and 2020, respectively. Stock-based compensation expense decreased in the current year due to restricted stock units vesting during the first quarter of 2021.

Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $44.6 million and $60.5 million for the year ended December 31, 2021 and 2020, respectively. On a per unit basis, depletion expense was $7.53 per Boe and $9.81 per Boe for the year ended December 31, 2021 and 2020, respectively. The depletable base of our unit of production calculation was reduced by the full cost ceiling test impairments incurred in 2020 and increased by future development costs associated with PUD reserve additions. We also experienced an increase in proved reserve volumes, primarily from PUD reserve additions, which resulted in a decrease to our depletion rate in 2021 as compared to 2020.

Under the full cost method of accounting, we are required on a quarterly basis to determine whether the book value of our oil and natural gas properties (excluding unevaluated properties) is less than or equal to the “ceiling”, based upon the expected after tax present value (discounted at 10%) of the future net cash flows from our proved reserves. Any excess of the net book value of our oil and natural gas properties over the ceiling must be recognized as a non-cash impairment expense. During 2020, the net book value of our oil and gas properties at June 30, September 30 and December 31 exceeded the ceiling amount and we recorded full cost ceiling test impairments before income taxes of $60.1 million, $128.3 million and $26.7 million, respectively, for the periods. The ceiling test impairments during 2020 were primarily driven by decreases in the first-day-of-the-month 12-month average prices for crude oil used in the ceiling test calculation. Additionally, during the three months ended September 30, 2020, the transfer of $23.6 million of unevaluated property costs to the full cost pool due to our intent to focus available capital on Monument Draw also contributed to the impairment recorded for the period. During the three months ended December 31, 2020, proved undeveloped reserves additions as a result of changes to our five year development plan partially offset the impact of the average price decline on the impairment for the period.

We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statements of operations. At December 31, 2021, we had a $3.9 million derivative asset, $1.4 million of which was classified as current, and we had a $65.5 million derivative liability, $58.3 million of which was classified as current. We recorded a net derivative loss of $125.6 million ($47.7 million net unrealized loss and $77.9 million net realized loss on settled contracts) for the year ended December 31, 2021. We recorded a net derivative gain of $38.8 million ($6.1 million net unrealized loss and $44.9 million net realized gain on settled and early terminated contracts) for the year ended December 31, 2020. During 2020, we terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds of approximately $22.9 million, which were included in the $44.9 million net realized gains for the year.

Interest expense and other was $8.0 million and $6.6 million for the year ended December 31, 2021 and 2020, respectively. Interest expense and other increased in the current period due to interest and the amortization of debt issuance costs associated with our Term Loan Agreement.

During the year ended December 31, 2021, we recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of $2.1 million. We applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. Effective August 13, 2021, the principal amount of our PPP Loan was reduced from $2.2 million to $0.2 million by the SBA. This gain was partially offset by a $0.1 million extinguishment loss resulting from the refinancing of our Senior Credit Agreement.

Recently Issued Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 8. Consolidated Financial Statements and Supplementary Data—Note 1, “Summary of Significant Events and Accounting Policies.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments and Hedging Activity

We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil and natural gas prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include fixed-price swaps, costless collars, basis swaps and WTI NYMEX rolls. The total volumes that we hedge through the use of our derivative instruments varies from period to period, however, our requirement under our Term Loan Agreement, is to hedge approximately 50% to 85% of our anticipated oil and natural gas production, in varying percentages by year, on a rolling basis for the next four years, when derivative contracts are available at terms and prices acceptable to us. Our hedge policies and objectives may change significantly as our operational profile and contractual obligations change but remain consistent with the requirements in effect under our Term Loan Agreement. We do not enter into derivative contracts for speculative trading purposes.

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of December 31, 2021, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement.

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 8, “Derivative and Hedging Activities,” for more details.

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 7, “Fair Value Measurements,” for additional information.

Interest Rate Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At December 31, 2021, the principal amount of our debt was $200.1 million, of which less than 0.1% bears interest at a weighted average fixed interest rate of 1.0% per year. The remaining 99.9% of our total debt at December 31, 2021 bears interest at floating and variable interest rates that are tied to LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At December 31, 2021, the weighted average interest rate on our variable rate debt was 7.22% per year. If the balance of our variable interest rate at December 31, 2021 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $1.4 million per year.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, Management concluded that Battalion Oil Corporation’s internal control over financial reporting was effective as of December 31, 2021.

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
March 7, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Battalion Oil Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Battalion Oil Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Proved Oil and Natural Gas Property and Depletion — Oil and Natural Gas Reserve Quantities — Refer to Note 1 and 5 to the financial statements

Critical Audit Matter Description

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. The Company’s proved oil and natural gas properties are depleted using the units of production method and are evaluated for impairment by the full cost ceiling impairment test utilizing the Company’s oil and natural gas reserves in accordance with accounting principles generally accepted in the United States and SEC guidelines. The development of the Company’s oil and natural gas reserve quantities and the related net present value of future cash flows from the related proved reserves requires management to make significant estimates and assumptions related to the intent and ability to complete undeveloped proved reserves within a five-year development period, as prescribed by SEC guidelines, and the future development costs associated with these reserves. The Company engages an independent reservoir engineering firm, management’s specialist, to estimate oil and natural gas quantities using these estimates and assumptions and engineering data. Changes in these assumptions or engineering data could have a significant impact on the amount of depletion and impairment recorded for the Company’s proved oil and natural gas properties. The gross proved oil and natural gas properties balance was $569.9 million with an accumulated depletion balance of $339.8 million as of December 31, 2021. Depletion expense was $44.6 million for the year ended December 31, 2021.

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
March 7, 2022

We have served as the Company’s auditor since 2012.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$213,512	$125,985
Natural gas	35,248	5,818
Natural gas liquids	35,394	14,972
Total oil, natural gas and natural gas liquids sales	284,154	146,775
Other	1,051	1,514
Total operating revenues	285,205	148,289

Operating expenses:
Production:
Lease operating	43,977	42,106
Workover and other	3,224	3,709
Taxes other than income	12,312	10,056
Gathering and other	60,396	56,016
Restructuring	—	2,580
General and administrative	16,514	18,456
Depletion, depreciation and accretion	45,408	62,053
Full cost ceiling impairment	—	215,145
Total operating expenses	181,831	410,121
Income (loss) from operations	103,374	(261,832)

Other income (expenses):
Net gain (loss) on derivative contracts	(125,619)	38,759
Interest expense and other	(8,018)	(6,634)
Gain (loss) on extinguishment of debt	1,946	—
Total other income (expenses)	(131,691)	32,125
Income (loss) before income taxes	(28,317)	(229,707)
Income tax benefit (provision)	—	—
Net income (loss)	$(28,317)	$(229,707)

Net income (loss) per share of common stock:
Basic	$(1.74)	$(14.18)
Diluted	$(1.74)	$(14.18)
Weighted average common shares outstanding:
Basic	16,261	16,204
Diluted	16,261	16,204

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$46,864	$4,295
Accounts receivable, net	36,806	32,242
Assets from derivative contracts	1,383	8,559
Restricted cash	1,495	—
Prepaids and other	1,366	2,740
Total current assets	87,914	47,836
Oil and natural gas properties (full cost method):
Evaluated	569,886	509,274
Unevaluated	64,305	75,494
Gross oil and natural gas properties	634,191	584,768
Less - accumulated depletion	(339,776)	(295,163)
Net oil and natural gas properties	294,415	289,605
Other operating property and equipment:
Other operating property and equipment	3,467	3,535
Less - accumulated depreciation	(1,035)	(1,149)
Net other operating property and equipment	2,432	2,386
Other noncurrent assets:
Assets from derivative contracts	2,515	4,009
Operating lease right of use assets	721	310
Funds in escrow and other	2,270	2,351
Total assets	$390,267	$346,497

Current liabilities:
Accounts payable and accrued liabilities	$62,826	$58,928
Liabilities from derivative contracts	58,322	22,125
Current portion of long-term debt	85	1,720
Operating lease liabilities	369	403
Total current liabilities	121,602	83,176
Long-term debt, net	181,565	158,489
Other noncurrent liabilities:
Liabilities from derivative contracts	7,144	4,291
Asset retirement obligations	11,896	10,583
Operating lease liabilities	352	—
Other	4,003	—
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,273,913 and 16,203,979 shares issued and outstanding as of
December 31, 2021 and 2020, respectively	2	2
Additional paid-in capital	332,187	330,123
Retained earnings (accumulated deficit)	(268,484)	(240,167)
Total stockholders' equity	63,705	89,958
Total liabilities and stockholders' equity	$390,267	$346,497

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2019	16,204	$2	$327,108	$(10,460)	$316,650
Net income (loss)	—	—	—	(229,707)	(229,707)
Equity issuance costs and other	—	—	(14)	—	(14)
Stock-based compensation	—	—	3,029	—	3,029
Balances at December 31, 2020	16,204	2	330,123	(240,167)	89,958
Net income (loss)	—	—	—	(28,317)	(28,317)
Long-term incentive plan vestings	96	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	(26)	—	(290)	—	(290)
Stock-based compensation	—	—	2,354	—	2,354
Balances at December 31, 2021	16,274	$2	$332,187	$(268,484)	$63,705

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(28,317)	$(229,707)
Adjustments to reconcile net income (loss) to net cash provided by (used
in) operating activities:
Depletion, depreciation and accretion	45,408	62,053
Full cost ceiling impairment	—	215,145
Stock-based compensation, net	2,010	2,578
Unrealized loss (gain) on derivative contracts	47,721	6,143
Amortization of debt issuance costs	379	—
Reorganization items, net	—	(6,565)
Loss (gain) on extinguishment of debt	(1,946)	—
Accrued settlements on derivative contracts	7,030	170
Other expense (income)	(567)	142
Change in assets and liabilities:
Accounts receivable	(4,647)	13,513
Prepaids and other	636	4,712
Accounts payable and accrued liabilities	865	(17,987)
Net cash provided by (used in) operating activities	68,572	50,197

Cash flows from investing activities:
Oil and natural gas capital expenditures	(52,557)	(101,788)
Proceeds received from sales of oil and natural gas assets	947	29,029
Acquisition of oil and natural gas properties	—	(23)
Other operating property and equipment capital expenditures	(371)	(82)
Funds held in escrow and other	68	510
Net cash provided by (used in) investing activities	(51,913)	(72,354)

Cash flows from financing activities:
Proceeds from borrowings	374,000	148,209
Repayments of borrowings	(332,085)	(132,000)
Debt issuance costs	(14,220)	—
Equity issuance costs and other	(290)	(32)
Net cash provided by (used in) financing activities	27,405	16,177

Net increase (decrease) in cash, cash equivalents and restricted cash	44,064	(5,980)

Cash, cash equivalents and restricted cash at beginning of period	4,295	10,275
Cash, cash equivalents and restricted cash at end of period	$48,359	$4,295

Supplemental cash flow information:
Cash paid (received) for interest	$8,485	$7,577
Cash paid (refunded) for income taxes	—	(1,250)
Cash paid for reorganization items	—	6,565

Disclosure of non-cash investing and financing activities:
Asset retirement obligations	$836	$(592)
Accrued equity issuance costs	—	(19)
Accrued debt issuance costs	379	—

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

Risk and Uncertainties

The Company is continuously monitoring the current and potential impacts of the novel coronavirus (COVID-19) pandemic on its business, including how it has and may continue to impact its operations, financial results, liquidity, contractors, customers, employees and vendors, and taking appropriate actions in response, including implementing various measures to ensure the continued operation of its business in a safe and secure manner. In 2020, COVID-19 and governmental actions to contain the pandemic contributed to an economic downturn, reduced demand for oil and natural gas and, together with a price war involving the Organization of Petroleum Exporting Countries (OPEC)/Saudi Arabia and Russia, depressed oil and natural gas prices to historically low levels. Although OPEC and Russia subsequently agreed to reduce production, downward pressure on prices continued for several months, particularly given concerns over the impacts of the economic downturn on demand. As a consequence, beginning in March 2020, the Company realized lower revenue as a result of commodity price declines, resulting in the Company temporarily shutting in producing wells in May and June 2020, which further contributed to lower revenues that year. Additionally in 2020, as discussed further in Note 5, “Oil and Natural Gas Properties,” the Company incurred ceiling test impairments, which were primarily driven by a decline in the average pricing required to be used in the valuation of the Company’s reserves for ceiling test purposes.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2021	December 31, 2020

Cash and cash equivalents	$46,864	$4,295
Restricted cash	1,495	—
Total cash, cash equivalents and restricted cash	$48,359	$4,295

Restricted cash consists primarily of funds to collateralize letters of credit outstanding.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. As of December 31, 2021 and 2020 allowances for doubtful accounts were approximately $0.2 million for both periods.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Other Operating Property and Equipment

Other operating property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives: buildings, twenty years; automobiles and computers, three years; computer software, fixtures, furniture and equipment, five years; trailers, seven years; heavy equipment, eight to ten years and leasehold improvements, lease term. Land and artwork are not depreciated. Upon disposition, the cost and accumulated depreciation are removed and any gains or losses are reflected in current operations. Maintenance and repair costs are charged to operating expense as incurred. Material expenditures which increase the life or productive capacity of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

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

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts from its oil and natural gas purchasers. In 2021, three individual purchasers of the Company’s production, Western Refining, Inc., Sunoco Inc. and Salt Creek Midstream, LLC, each accounted for more than 10% of total sales, collectively representing 73% of its total sales for the year. In 2020, two individual purchasers of the Company’s production, Western Refining Inc. and Sunoco Inc., each accounted for more than 10% of total sales, collectively representing 57% of its total sales for the year.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At December 31, 2021, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Term Loan Agreement.

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was enacted on March 27, 2020 and included, among other things, provisions relating to refundable payroll tax credits (the Employee Retention Credit or ERC). As provided for in the CARES Act and subsequent legislation which modified and extended the provisions included therein, the ERC allows for a refundable tax credit against certain employment taxes equal to 50% of the first $10,000 in qualified wages paid to each employee after March 12, 2020 and through December 31, 2020 and 70% of the first $10,000 in qualified wages paid to each employee, per calendar quarter, after December 31, 2020 through September 30, 2021. During the year ended December 31, 2021, the Company determined that the qualifications for the Employee Retention Credit were met and filed the corresponding applications for the applicable 2020 and 2021 periods. The Company recognized an approximate $0.7 million Employee Retention Credit during the year ended December 31, 2021, with approximately $0.5 million recorded to “General and administrative” and approximately $0.2 million recorded to “Lease operating” in the consolidated statements of operations.

Risk Management Activities

The Company follows ASC 815, Derivatives and Hedging (ASC 815). From time to time, in accordance with the Company’s policy, it may hedge a portion of its forecasted oil and natural gas production. The Company recognized all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The Company has elected to not designate any of its positions for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in “Net gain (loss) on derivative contracts” on the consolidated statements of operations.

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

The Company has no liability for unrecognized tax benefits as of December 31, 2021 and 2020. Accordingly, there is no amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there is no amount of interest or penalties currently recognized in the consolidated statements of operations or consolidated balance sheets as of December 31, 2021 and 2020. In addition, the Company does not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company includes interest and penalties relating to uncertain tax positions within “Interest expense and other” on the Company’s consolidated statements of operations. Refer to Note 12, “Income Taxes,” for more details.

Generally, the Company’s income tax years 2018 through 2021 remain open for federal purposes and are subject to examination by federal tax authorities. The Company’s income tax returns are also subject to audit by the tax authorities in Louisiana, Mississippi, North Dakota, Oklahoma, Texas, Pennsylvania, Ohio and certain other state taxing jurisdictions where the Company has, or previously had, operations. In certain jurisdictions the Company operates through more than one legal entity, each of which may have different open years subject to examination. The open years for state purposes can vary from the normal three year statue expiration period for federal purposes.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

401(k) Plan

The Company sponsors a 401(k) tax deferred savings plan, whereby the Company matches a portion of employees’ contributions in cash. Participation in the plan is voluntary and all employees of the Company who are 18 years of age are eligible to participate. The Company provided matching contributions of $0.8 million for each of the years ended December 31, 2021 and 2020. The Company matches employee contributions dollar-for-dollar on the first 10% of an employee’s pre-tax earnings, subject to individual IRS limitations.

Restructuring

During 2020, the Company incurred approximately $2.6 million in restructuring charges related to the consolidation into one corporate office and reductions in its workforce due to efforts to improve efficiencies and reduce future costs. In May 2020, in furtherance of the consolidation into one corporate office, the Company exercised a one-time early termination option under the lease agreement for the Company’s office space in Denver, Colorado. These costs were recorded in “Restructuring” on the consolidated statements of operations. Refer to Note 2, “Leases,” for further details.

Change in Estimate

In late March 2020, due to changes in market conditions and decreased commodity prices, the Company determined that previously accrued discretionary cash incentives related to 2019 would not be paid, causing a $1.6 million reduction to “General and administrative” on the condensed consolidated statement of operations for the year ended December 31, 2020.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

incurred. Variable lease payments associated with these leases are recognized and presented in the same manner as for all other leases.

The “Operating lease right of use assets” outstanding on the consolidated balance sheets as of December 31, 2021 and 2020 have initial lease terms of 2.3 and 5.0 years, respectively. Payments due under the lease contracts include fixed payments plus, in some instances, variable payments. The table below summarizes the Company’s leases for the periods indicated (in thousands, except years and discount rate):

	Years Ended December 31,
	2021		2020
Lease cost
Operating lease costs	$444		$1,986
Short-term lease costs	3,152		16,650
Variable lease costs	375		913
Total lease costs	$3,971		$19,549

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$537		$2,350
Right-of-use assets obtained in exchange for new operating lease liabilities	841		—
Weighted-average remaining lease term - operating leases	1.9	years	0.5	years
Weighted-average discount rate - operating leases	4.29%		3.70%

As described in Note 1, “Summary of Significant Events and Accounting Policies,” the Company exercised a one-time early termination option under the lease agreement for the Company’s office space in Denver, Colorado in May 2020 and paid a $1.3 million termination fee. The early termination option was deemed probable in May 2020 and was recognized in the Company’s operating lease right of use asset and operating lease liability during the three months ended June 30, 2020. This reduced the Company’s operating lease liability to $0.5 million, representing the remaining lease cost to be incurred from June 2020 through March 2021. The Company’s abandonment of its office lease in Denver resulted in a $0.5 million impairment to its operating lease right of use asset presented as “Restructuring” in the consolidated statement of operations for the year ended December 31, 2020.

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space and equipment as of December 31, 2021, are presented in the table below (in thousands):

December 31, 2021
2022	$391
2023	359
2024	—
2025	—
2026	—
Thereafter	—
Total operating lease payments	750
Less: discount to present value	29
Total operating lease liabilities	721
Less: current operating lease liabilities	369
Noncurrent operating lease liabilities	$352

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

3. OPERATING REVENUES

Revenue Recognition

Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of the commodity to the customer. Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $35.1 million and $24.5 million as of December 31, 2021 and 2020, respectively, as “Accounts receivable” and “Other assets” on the consolidated balance sheets.

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

	Years Ended December 31,
	2021	2020
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$213,512	$125,985
Natural gas	35,248	5,818
Natural gas liquids	35,394	14,972
Total oil, natural gas and natural gas liquids sales	284,154	146,775
Other	1,051	1,514
Total operating revenues	$285,205	$148,289

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

Natural Gas and Natural Gas Liquids Sales

The Company evaluates its natural gas gathering and processing arrangements in place with midstream companies to determine when control of the natural gas is transferred. Under contracts where it is determined that control of the natural gas transfers at the wellhead, any fees incurred to gather or process the unprocessed natural gas are treated as a reduction of the sales price of unprocessed natural gas, and therefore revenues from such transactions are presented on a net basis. Under contracts where it is determined that control of the natural gas transfers at the tailgate of the midstream entity’s processing plant, revenues are presented on a gross basis for amounts expected to be received from the midstream company or third party purchasers through the gathering and treating process and presented as “Natural gas” or “Natural gas liquids” and any fees incurred to gather or process the natural gas are presented separately as “Gathering and other” on the consolidated statements of operations.

Under certain contracts, the Company may elect to take its residue gas and/or natural gas liquids in-kind at the tailgate of the midstream entity’s processing plant. The Company then sells the products to a customer at contractual delivery points at prices based on an index. In these instances, revenues are presented on a gross basis and any fees incurred to gather, process or transport the commodities are presented separately as “Gathering and other” on the consolidated statements of operations.

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

4. DIVESTITURES

Northern West Quito Assets

On December 18, 2020, the Company sold certain oil and gas properties and related assets located in Ward County, Texas (the North West Quito Assets) to Point Energy Partners Operating, LLC for a total adjusted sales price of $25.9 million in cash. The effective date of the transaction was October 1, 2020. Proceeds from the sale were recorded as a reduction to the carrying value of the Company’s full cost pool with no gain or loss recorded. The Company used the net proceeds from the sale to repay amounts then outstanding under the Company’s Senior Credit Agreement and for general corporate purposes.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020

Subject to depletion	$569,886	$509,274
Not subject to depletion:
Exploration and extension wells in progress	—	—
Other capital costs:
Incurred in 2021	1,427	—
Incurred in 2020	983	983
Incurred in 2019(1)	61,895	74,511
Incurred in 2018 and prior	—	—
Total not subject to depletion	64,305	75,494
Gross oil and natural gas properties	634,191	584,768
Less accumulated depletion	(339,776)	(295,163)
Net oil and natural gas properties	$294,415	$289,605
(1)	In 2019, with the adoption of fresh-start accounting, the Company’s unevaluated properties were recorded at fair value.

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, treating equipment and gathering support facilities costs, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depletion, exceed the discounted future net revenues of proved oil and natural gas reserves, net of deferred taxes, such excess capitalized costs are charged to expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $44.6 million and $60.5 million for the year ended December 31, 2021 and 2020, respectively. Depletion expense is recorded in “Depletion, depreciation and accretion” in the Company’s consolidated statements of operations.

Additionally, the Company assesses all properties classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group, if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the full cost ceiling test limitation. For the three months ended September 30, 2020, the Company transferred approximately $23.6 million of unevaluated property costs to the full cost pool. These transfers of unevaluated property to the full cost pool in 2020 were the result of the Company’s intent to focus available capital on Monument Draw.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The ceiling test value of the Company’s reserves was calculated based on the following prices:

	West Texas Intermediate (per barrel) (1)	Henry Hub (per MMBtu) (1)
December 31, 2021	$66.55	$3.60
December 31, 2020	39.54	1.99
(1)	Unweighted average of the first day of the 12-months ended spot price, adjusted by lease or field for quality, transportation fees, and regional price differentials.

The Company's net book value of oil and natural gas properties in 2021 did not exceed the ceiling amount. The Company’s net book value of oil and natural gas properties at June 30, September 30, and December 31, 2020 exceeded the ceiling amount and the Company recorded full cost ceiling test impairments before income taxes of $60.1 million, $128.3 million, and $26.7 million, respectively, for those periods, or $215.1 million for the year ended December 31, 2020. The ceiling test impairments during 2020 were primarily driven by decreases in the first-day-of-the-month 12-month average prices for crude oil used in the ceiling test calculation. Additionally, during the three months ended September 30, 2020, the transfer of unevaluated property costs to the full cost pool, as discussed above, also contributed to the impairment recorded for the period. During the three months ended December 31, 2020, proved undeveloped reserves additions as a result of changes to the Company’s five year development plan partially offset the impact on the impairment of the average price decline for the period.

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

6. DEBT

As of December 31, 2021 and 2020, the Company’s debt consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Term loan credit facility(1)	$181,565	$—
Senior revolving credit facility	—	158,000
Paycheck Protection Program loan	85	2,209
Total debt, net	181,650	160,209
Current portion of Paycheck Protection Program loan	85	1,720
Total long-term debt, net	$181,565	$158,489
(1)	Amount is net of $14.2 million unamortized debt issuance costs at December 31, 2021. Amount also excludes $4.2 million allocated to the change of control call option embedded derivative. Refer to “Term Loan Credit Facility” below for further details.

Term Loan Credit Facility

On November 24, 2021, the Company and its wholly owned subsidiary, Halcón Holdings, LLC (Borrower) entered into an Amended and Restated Senior Secured Credit Agreement (Term Loan Agreement) with Macquarie Bank

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. The Term Loan Agreement amends and restates in its entirety the Senior Credit Agreement as discussed below. Pursuant to the Term Loan Agreement, the lenders have agreed to loan the Company (i) $200.0 million, which was funded on November 24, 2021 and was partially used to refinance all amounts owed under the Senior Credit Agreement; (ii) up to $20.0 million, available to be drawn up to 18 months from November 24, 2021, subject to the satisfaction of certain conditions; and (iii) up to $15.0 million, which amount will be available to be drawn from the date certain wells included in the approved plan of development (APOD) are deemed producing APOD wells until up to 18 months after November 24, 2021, subject to the satisfaction of certain conditions. An additional $5.0 million is available for the issuance of letters of credit. The maturity date of the Term Loan Agreement is November 24, 2025. Until such maturity date, borrowings under the Term Loan Agreement shall bear interest at a rate per annum equal to LIBOR (or another applicable reference rate, as determined pursuant to the provisions of the Term Loan Agreement) plus an applicable margin of 7.00%.

The Company may elect, at its option, to prepay any borrowing outstanding under the Term Loan Agreement subject to the following prepayment premiums:

Period	Premium
Months 0 - 12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13 - 24	2.00%
Months 25 - 36	1.00%
Months 37 - 48	0.00%

The Company may be required to make mandatory prepayments of the loans under the Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, and with excess cash on hand in excess of certain maximum levels. For each fiscal quarter after January 1, 2023, the Company shall make mandatory prepayments when the Consolidated Cash Balance, as defined in the Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted APOD capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance.

The Company is required to make scheduled amortization payments in the aggregate amount of $120.0 million from the fiscal quarter ending March 31, 2023 through the fiscal quarter ending September 30, 2025. Amounts outstanding under the Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and of the equity interests of the Borrower held by the Company. As part of the Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Term Loan Agreement also contains certain financial covenants, including the maintenance of (i) an Asset Coverage Ratio (as defined in the Term Loan Agreement) of not less than (A) 1.50 to 1.00 as of December 31, 2021 and March 31, 2022, (B) 1.60 to 1.00 as of June 30, 2022, (C) 1.70 to 1.00 as of September 30, 2022, and (D) 1.80 to 1.00 as of December 31, 2022 and each fiscal quarter thereafter, (ii) a Total Net Leverage Ratio (as defined in the Term Loan Agreement) of not greater than (A) 3.25 to 1.00 as of December 31, 2021 through and including June 30, 2022, (B) 3.00 to 1.00 as of September 30, 2022 and December 31, 2022, (C) 2.75 to 1.00 as of March 31, 2023, and (D) 2.50 to 1.00 as of each fiscal quarter thereafter, and (iii) a Current Ratio (as defined in the Term Loan Agreement) of not less than 1.00 to 1.00, each determined as of the last day of any fiscal quarter period. As of December 31, 2021, the Company was in compliance with the financial covenants under the Term Loan Agreement.

The Term Loan Agreement also contains an APOD for the Company’s Monument Draw acreage through the drilling and completion of certain wells. The Term Loan Agreement contains a proved developed producing production test and an APOD economic test which the Company must maintain compliance with otherwise, subject to any available remedies or waivers, the Company is required to immediately cease making expenditures in respect of the APOD other than any expenditures deemed necessary by the Company in respect of no more than six additional APOD wells.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Term Loan Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

At December 31, 2021, the Company had $200.0 million indebtedness outstanding, approximately $0.3 million letters of credit outstanding and $35.0 million in delayed draw term loans available to be drawn under the Term Loan Agreement, subject to the satisfaction of certain conditions defined in the agreement.

In conjunction with the Term Loan Agreement, the Company agreed to pay a premium to the lenders upon a future change of control event in which a majority of the board of directors or the Chief Executive Officer or the Chief Financial Officer positions do not remain held by the same persons as before the change of control event (Change of Control Call Option). The premium is reduced over time through the payment of interest and certain fees. The Company determined that the Change of Control Call Option was an embedded derivative in accordance with FASB ASC 815, Derivatives and Hedging, concluded the embedded derivative was not clearly and closely related to the host debt instrument, and recorded the initial $4.2 million fair value separately on the consolidated balance sheet within “Other noncurrent liabilities.” The Change of Control Call Option will be subsequently remeasured at fair value each reporting period with fair value changes recorded in “Interest expense and other” on the consolidated statements of operations. Refer to Note 7, “Fair Value Measurements,” for a discussion of the valuation approach used, the significant inputs to the valuation, and for a reconciliation of the change in fair value of the Change of Control Call Option.

Senior Revolving Credit Facility

On October 8, 2019, the Company entered into a senior secured revolving credit agreement, as amended, (the Senior Credit Agreement) with Bank of Montreal, as administrative agent, and certain other financial institutions party thereto, as lenders, which refinanced the Company’s debtor-in-possession junior secured term credit facility and its Predecessor senior secured revolving credit facility. The Senior Credit Agreement provided for a $750.0 million senior secured reserve-based revolving credit facility. A portion of the Senior Credit Agreement, in the amount of $25.0 million, was available for the issuance of letters of credit. The maturity date of the Senior Credit Agreement was October 8, 2024. The borrowing base was redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base took into account the estimated value of the Company’s oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bore interest at specified margins over the base rate of 1.50% to 2.50% for ABR-based loans or at specified margins over LIBOR of 2.50% to 3.50% for Eurodollar-based loans. These margins fluctuated based on the Company’s utilization of the facility. The Senior Credit Agreement was amended and restated by the Term Loan Agreement. Borrowings outstanding under the Senior Credit Agreement were repaid with proceeds from the Term Loan Agreement and the resulting charge of $0.1 million was recorded in “Gain (loss) on extinguishment of debt” in the consolidated statement of operations for the year ended December 31, 2021.

On May 10, 2021, the Company entered into the Fourth Amendment to Senior Secured Revolving Credit Agreement (the Fourth Amendment) which reduced the borrowing base to $185.0 million effective June 1, 2021 and further reduced the borrowing base to $175.0 million effective September 1, 2021. The Fourth Amendment also, among other things, (i) increased interest margins to 2.00% to 3.00% for ABR-based loans and 3.00% to 4.00% for Eurodollar-based loans, (ii) amended the covenant relating to the minimum mortgaged total value of proved borrowing base properties to increase the value from 90% to 95%, (iii) provided for direct reductions in the borrowing base in the event of asset dispositions in excess of $1.0 million per fiscal year or swap terminations and (iv) revised certain covenants and covenant-related baskets including, but not limited to, adding covenants prohibiting the designation of unrestricted subsidiaries and requiring prior consent from the lenders regarding asset dispositions or swap terminations in excess of the greater of $7.5 million or 3.5% of the then effective borrowing base.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2021, the Company entered into the Fifth Amendment to Senior Secured Revolving Credit Agreement (the Fifth Amendment) which, among other things, modified the limits on swap agreements so as not to exceed, (i) from the period of the Fifth Amendment effective date through December 31, 2021, the percentage of the reasonably anticipated hydrocarbon production from proved developed producing reserves during such period hedged pursuant to secured swap agreements in place as of the Fifth Amendment effective date; (ii) for the fiscal year ending December 31, 2022, the greater of (a) the proved developed producing reserves during such fiscal year hedged pursuant to secured swap agreements in place as of the Fifth Amendment effective date and (b) 85% of the proved developed producing reserves during such fiscal year; and (iii) for the fiscal years ending December 31, 2023, December 31, 2024 and December 31, 2025, swap agreements not to exceed 85%, 70% and 60% of the proved developed producing reserves, respectively, during each fiscal year.

Paycheck Protection Program Loan

On April 16, 2020, the Company entered into a promissory note (the PPP Loan) for a principal amount of approximately $2.2 million from Bank of Montreal under the Paycheck Protection Program of the CARES Act, which is administered by the U.S. Small Business Administration (SBA). Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The PPP Loan bears interest at a rate of 1.0% per annum and has a maturity date of April 16, 2022. As long as the Company made a timely application of forgiveness to the SBA, the Company was not required to make any payments under the PPP Loan until the forgiveness amount was communicated to the Company by the SBA. The Company applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. Effective August 13, 2021, the principal amount of the Company’s PPP Loan was reduced to approximately $0.2 million by the SBA and the Company recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of $2.1 million. The gain is presented in “Gain (loss) on extinguishment of debt” in the consolidated statements of operations for the year ended December 31, 2021.

The PPP Loan contains certain events of default including non-payment, breach of representations and warranties, cross-defaults to other loans with the lender or to material indebtedness, voluntary or involuntary bankruptcy, judgments and change in control.

Debt Maturities

Aggregate maturities required on debt at December 31, 2021 due in future years are as follows (in thousands):

2022	$85
2023	35,000
2024	50,000
2025	115,000
2026	—
Thereafter	—
Total	$200,085

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt. During the year ended December 31, 2021, the Company capitalized approximately $14.6 million of debt issuance costs related to the Term Loan Agreement.

At December 31, 2021, the Company had $14.2 million of unamortized debt issuance costs.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$3,898	$—	$3,898

Liabilities
Liabilities from derivative contracts	$—	$65,466	$—	$65,466

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$12,568	$—	$12,568

Liabilities
Liabilities from derivative contracts	$—	$26,416	$—	$26,416

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 6, “Debt,” the Company recorded the Change of Control Call Option separately at fair value on the consolidated balance sheets in “Other noncurrent liabilities.” The valuation of the Change of Control Call Option includes significant inputs such as the timing and probability of discrete potential exit scenarios, forward LIBOR curves, and discount rates based on implied and market yields. The following table sets forth a reconciliation of the changes in fair value of the Change of Control Call Option classified as Level 3 in the fair value hierarchy (in thousands):

Change of Control
Call Option
Balance at November 24, 2021	$4,216
Change in fair value	(213)
Balance at December 31, 2021	$4,003

The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s Term Loan Agreement and Senior Credit Agreement approximates carrying value because the interest rates approximate current market rates.

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

8. DERIVATIVE AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk and interest rate risk. In accordance with the Company’s policy and the requirements under the Term Loan Agreement, it generally hedges a substantial, but varying, portion of anticipated oil and natural gas production for future periods. Derivatives are carried at fair value on the consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the consolidated statements of operations for the period in which the change occurs. The Company’s hedge policies and objectives may change significantly as its operational profile changes. The Company does not enter into derivative contracts for speculative trading purposes.

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of December 31, 2021, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

The Company’s crude oil and natural gas derivative positions at any point in time may consist of fixed-price swaps, costless put/call collars, basis swaps and WTI NYMEX rolls. Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price and are generally utilized less frequently by the Company than fixed-price swaps. Basis swaps effectively lock in a price differential between regional prices (i.e. Midland) where the product is sold and the relevant pricing index under which the oil production is hedged (i.e. Cushing). WTI NYMEX roll agreements account for pricing adjustments to the trade month versus the delivery month for contract pricing. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

as all payments and receipts on settled derivative contracts, in “Net gain (loss) on derivative contracts” on the consolidated statements of operations.

All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

Derivatives not designated
as hedging contracts under		Asset derivative contracts			Liability derivative contracts
ASC 815	Balance sheet location	December 31, 2021	December 31, 2020	Balance sheet location	December 31, 2021	December 31, 2020

Commodity contracts	Current assets - assets from derivative contracts	$1,383	$8,559	Current liabilities - liabilities from derivative contracts	$(58,322)	$(22,125)
Commodity contracts	Other noncurrent assets - assets from derivative contracts	2,515	4,009	Other noncurrent liabilities - liabilities from derivative contracts	(7,144)	(4,291)
Total derivatives not designated as hedging contracts under ASC 815		$3,898	$12,568		$(65,466)	$(26,416)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s consolidated statements of operations (in thousands):

		Amount of gain or (loss) recognized in
		income on derivative contracts for the

Derivatives not designated	Location of gain or (loss)
as hedging contracts	recognized in income	Years Ended December 31,
under ASC 815	on derivative contracts	2021	2020
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	$(47,721)	$(6,143)
Realized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	(77,898)	44,902
Total net gain (loss) on derivative contracts		$(125,619)	$38,759

During the year ended December 31, 2020, the Company terminated certain derivative contracts in advance of their natural expiration dates and received net proceeds of approximately $22.9 million, which were recorded in “Net gain (loss) on derivative contracts” on the consolidated statements of operations.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2021, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2022	2023	2024	2025	2026
Crude oil fixed-price swap:
Total volumes (Bbls)	2,504,249	1,937,165	1,388,920	988,260	29,810
Weighted average price	$50.19	$65.35	$60.67	$59.59	$59.61
Crude oil basis swap:
Total volumes (Bbls)	2,278,848	1,937,165	1,388,920	988,260	29,810
Weighted average price	$0.47	$0.25	$0.23	$0.16	$0.10
Crude oil WTI NYMEX roll:
Total volumes (Bbls)	2,286,598	1,937,165	1,388,920	988,260	29,810
Weighted average price	$0.01	$0.50	$0.27	$0.10	$-
Natural gas fixed-price swap:
Total volumes (MMBtu)	3,277,420	3,622,200	2,428,150	2,250,650
Weighted average price	$3.60	$3.34	$3.05	$2.95
Natural gas producer two-way collar:
Total volumes (MMBtu)	2,963,124	1,389,500	1,078,000	315,000
Weighted average price (call)	$3.07	$5.05	$4.58	$3.88
Weighted average price (put)	$2.66	$3.41	$3.00	$3.00
Natural gas basis swap:
Total volumes (MMBtu)	6,240,544	5,011,700	3,506,150	2,565,650
Weighted average price	$(0.36)	$(0.58)	$(0.59)	$(0.50)

The Company presents the fair value of its derivative contracts at the gross amounts in the consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at December 31, 2021 and 2020 (in thousands):

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Gross amounts presented in the consolidated balance sheet	$3,898	$12,568	$(65,466)	$(26,416)
Amounts not offset in the consolidated balance sheet	(3,898)	(8,968)	3,898	8,968
Net amount	$—	$3,600	$(61,568)	$(17,448)

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded the following activity related to its ARO liability (inclusive of the current portion) (in thousands):

Liability for asset retirement obligations as of December 31, 2019	$10,590
Liabilities settled and divested (1)	(1,132)
Additions	488
Accretion expense	585
Revisions in estimated cash flows	52
Liability for asset retirement obligations as of December 31, 2020	$10,583
Additions	111
Accretion expense	477
Revisions in estimated cash flows	725
Liability for asset retirement obligations as of December 31, 2021	$11,896
(1)	See Note 4, “Divestitures,” for additional information on the Company’s divestiture activities.

10. COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2021, the Company has a minimum volume commitment with a third party for the treating of sour gas production through June 30, 2022. The future payments associated with the minimum volume commitment are approximately $4.8 million.

As of December 31, 2021, the Company has an active drilling rig commitment of approximately $2.6 million that will be incurred in 2022. Termination of the active drilling rig commitment would require an early termination penalty of $0.6 million, which would be in lieu of paying the active drilling rig commitment of $2.6 million.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of December 31, 2021, the Company had in place two long-term crude oil contracts and 12 long-term natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

Contingencies

In addition to the matters described below, from time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. While the outcome and impact of currently pending legal proceedings cannot be determined, the Company’s management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material effect on the Company’s consolidated operating results, financial position or cash flows.

Surface owners of properties in Louisiana, where the Company formerly operated, often file lawsuits or assert claims against oil and gas companies claiming that operators and working interest owners are liable for environmental damages arising from operations conducted on the leased properties. These damages are frequently measured by the cost to restore the leased properties to their original condition. Currently and in the past, the Company has been party to such matters in Louisiana. With regard to pending matters, the overall exposure is not currently determinable. The Company intends to vigorously oppose these claims.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On February 26, 2019, a subsidiary of the Company was ordered to pay $9.1 million in a judgment entered by The Court of Common Pleas of Mercer County, Pennsylvania in a litigation matter captioned Vodenichar, et al., v. Halcón Energy Properties, Inc. et al., No. 2013-0512, arising from a dispute over whether the subsidiary complied with the terms of a letter of intent related to the leasing of acreage. The Court of Common Pleas of Mercer County, Pennsylvania marked the judgment as satisfied on February 3, 2020 and the Company considers this contingency resolved.

11. STOCKHOLDERS’ EQUITY

Common Stock

On October 8, 2019, upon emergence from chapter 11 bankruptcy, the Successor Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State to provide for, among other things, (i) the total number of shares of all classes of capital stock that the Successor Company has the authority to issue is 101,000,000 of which 100,000,000 shares are common stock, par value $0.0001 per share and 1,000,000 shares are preferred stock, par value $0.0001 per share and (ii) a restriction on the Successor Company from issuing any non-voting equity securities in violation of Section 1123(a)(6) of chapter 11 of title 11 of the United States Code. In addition, pursuant to the Company’s certificate of incorporation, effective at the 2021 annual meeting of stockholders, the board ceased to be divided into two classes, and the provision for the right of removal of any directors designated as a Group II director by an increased voting threshold from a majority to 85% of the shares then entitled to vote at an election of directors shares expired.

Warrants

On October 8, 2019, the Company entered into a warrant agreement (the Warrant Agreement) with Broadridge Corporate Issuer Solutions, Inc. as the warrant agent, pursuant to which the Company issued three series of warrants (the Series A Warrants, the Series B Warrants and the Series C Warrants and together, the Warrants, and the holders thereof, the Warrant Holders), on a pro rata basis to pre-emergence holders of the predecessor Company’s common stock pursuant to the Company’s plan of reorganization.

Each Warrant represents the right to purchase one share of common stock at the applicable exercise price, subject to adjustment as provided in the Warrant Agreement and as summarized below. On October 8, 2019, the Company issued (i) Series A Warrants to purchase an aggregate of 1,798,322 shares of common stock, with an initial exercise price of $40.17 per share, (ii) Series B Warrants to purchase an aggregate of 2,247,985 shares of common stock, with an initial exercise price of $48.28 per share and (iii) Series C Warrants to purchase an aggregate of 2,890,271 shares of common stock, with an initial exercise price of $60.45 per share. Each series of Warrants issued under the Warrant Agreement has a three-year term, expiring on October 8, 2022. The strike price of each series of Warrants issued under the Warrant Agreement increases monthly at an annualized rate of 6.75%, compounding monthly, as provided in the Warrant Agreement. As of December 31, 2021, the Company had 1.8 million Series A, 2.2 million Series B and 2.9 million Series C warrants outstanding with corresponding exercise prices of $44.95, $54.34 and $68.42, respectively.

The Warrants do not grant the Warrant Holder any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the Company’s business.

Incentive Plans

On January 29, 2020, the Company’s board of directors adopted the 2020 Long-Term Incentive Plan (the Plan) with an effective date of January 1, 2020 in which an aggregate of approximately 1.5 million shares of the Company’s common stock were available for grant pursuant to awards under the Plan. On June 8, 2021, Amendment No. 1 to the Plan to increase, by 0.3 million shares, the maximum number of shares of common stock that may be issued thereunder, i.e., a maximum of approximately 1.8 million shares, became effective. As of December 31, 2021 and 2020, a maximum of 0.5 million and 0.2 million shares, respectively, of the Company’s common stock remained reserved for issuance under the Plan.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2021 and 2020, the Company recognized $2.0 million and $2.6 million, respectively, related to stock-based compensation recorded as a component of “General and administrative” on the consolidated statements of operations.

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

No stock options were granted during the year ended December 31, 2021. At December 31, 2021, the Company had $0.4 million of unrecognized compensation expense related to non-vested stock-options to be recognized over a weighted-average period of 1.2 years.

The aggregate grant date fair value of options granted during the year ended December 31, 2020 was $1.9 million. At December 31, 2020, the Company had $0.9 million of unrecognized compensation expense related to non-vested stock-options to be recognized over a weighted-average period of 1.7 years.

The following table sets forth the stock option transactions for the periods indicated:

	Number	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (In thousands)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019	—	$—	$—	—
Granted	557,844	28.32
Exercised	—	—
Forfeited	(79,692)	28.32
Outstanding at December 31, 2020	478,152	28.32	$—	6.2
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2021	478,152	$28.32	$—	5.2
(1)	The period end intrinsic value of stock options was calculated as the amount by which the closing market price on December 31, 2021 and 2020 of the underlying stock exceeded the exercise price of the option.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Options outstanding at December 31, 2021 consisted of the following:

Outstanding				Exercisable(1)
			Weighted Average				Weighted Average
		Weighted Average	Remaining		Weighted Average	Aggregate	Remaining
Range of Grant		Exercise Price	Contractual Life		Exercise Price	Intrinsic	Contractual Life
Prices Per Share	Number	per Share	(Years )	Number	per Share	Value	(Years )
$18.91	159,384	$18.91	5.2	—	$—	$—	—
28.23	159,384	28.23	5.2	—	—	—	—
37.83	159,384	37.83	5.2	—	—	—	—
(1)	At December 31, 2021, none of the Company’s stock options were exercisable due to service performance conditions or options exercise prices above current market value of the underlying stock.

The assumptions used in calculating the Black-Scholes-Merton valuation model fair value of the Company’s stock options for year ended December 31, 2020 are set forth in the following table:

	Year Ended
	December 31, 2020
Weighted average value per option granted during the period	$3.36
Assumptions:
Stock price volatility(1)	61.87%
Risk free rate of return	1.21%
Expected term	4.75	years
(1)	Due to the Company’s limited historical data, expected volatility was estimated using volatilities of similar entities whose share or option prices and assumptions were publicly available.

Restricted Stock

From time to time, the Company grants shares of restricted stock units (RSUs) under the Plan to employees of the Company. Under the Plan, employee RSUs will vest and convert to shares typically over a four year period at a rate of one-fourth on the annual anniversary date of the grant or when the performance or market conditions described below occur.

During the year ended December 31, 2021, the Company granted less than 0.1 million shares of RSUs which will vest over four years at a rate of one-fourth on the annual anniversary date of the grant. The aggregate grant date fair value of these RSUs was $0.1 million. At December 31, 2021, the Company had $2.2 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 1.8 years.

During the year ended December 31, 2020, the Company granted 1.0 million shares of RSUs with the vesting conditions and fair values described below under the Plan to employees of the Company. At December 31, 2020, the Company had $4.1 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted-average period of 2.5 years.

●	0.4 million RSUs granted will vest over four years at a rate one-fourth on the annual anniversary of date of the grant. The aggregate grant date fair value of these RSUs was $5.0 million.
●	0.2 million RSUs granted will vest in full only upon achievement of certain business combination goals, as defined in the awards agreements. The aggregate grant date fair value of these RSUs was $2.1 million. As of December 31, 2021, a business combination, as defined in the awards agreements, had not been

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consummated and was not considered probable. As such, no expense has been recognized for the RSUs with business combination vesting conditions.
●	0.4 million RSUs granted will vest in full or in part or may terminate based on the Company’s total shareholder return relative to the total shareholder return of certain of its peer companies as defined in the awards agreements over the performance period ending on February 20, 2024. The aggregate grant date fair value of these RSUs was $2.3 million.

The following table sets forth the restricted stock transactions for the periods indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1) (In thousands)
Unvested outstanding shares at December 31, 2019	—	$—	$—
Granted	987,590	9.46
Vested	—	—
Forfeited	(113,456)	9.36
Unvested outstanding shares at December 31, 2020	874,134	$9.48	$3,287
Granted	12,000	8.00
Vested	(95,994)	11.51
Forfeited	(14,625)	11.89
Unvested outstanding shares at December 31, 2021	775,515	$9.16	$2,914
(1)	The intrinsic value of restricted stock was calculated as the closing market price on December 31, 2021 and 2020 of the underlying stock multiplied by the number of restricted shares that would be issuable. The total fair value of shares vested was $1.1 million for the year ended December 31, 2021.

The assumptions used in calculating the Monte Carlo valuation model fair value of the Company’s RSUs with performance based vesting conditions for the year ended December 31, 2020 are set forth in the following table:

	Year Ended
	December 31, 2020
Weighted average value per performance based RSUs granted during the period	$6.13
Assumptions:
Stock price volatility(1)	51.79%
Risk free rate of return	1.22%
Expected term	3.9	years
(1)	Due to the Company’s limited historical data, expected volatility was estimated using volatilities of peer entities as defined in the award agreements whose share prices and assumptions were publicly available.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES

Income tax benefit (provision) for the indicated periods is comprised of the following (in thousands):

Years Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax benefit (provision)	$—	$—

The actual income tax benefit (provision) differs from the expected income tax benefit (provision) as computed by applying the United States federal corporate income tax rate of 21% for the periods indicated below, as follows (in thousands):

	Years Ended December 31,
	2021	2020
Expected tax benefit (provision)	$5,947	$48,238
Change in valuation allowance and related items	57,845	(10,849)
Attribute reduction	(64,024)	(37,985)
Permanent adjustments	404	577
Employee retention credit	(153)	—
Other	(19)	19
Total income tax benefit (provision)	$—	$—

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred income tax assets (liabilities) recognized are as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred noncurrent income tax assets:
Net operating loss carry-forwards	$135,454	$94,742
Built in loss adjustment Section 382	693	98,416
Capital loss carryforward	114,725	74,848
Stock-based compensation expense	1,870	1,448
Asset retirement obligations	2,447	2,347
Book-tax differences in property basis	148,008	199,170
Unrealized hedging transactions	12,929	2,908
Disallowed interest Section 163(j)	15,230	13,579
Basis difference in debt	—	1,687
Change of Control Call Option Embedded Derivative	841	—
Operating lease liability	151	85
Other	382	374
Gross deferred noncurrent income tax assets	432,730	489,604
Valuation allowance	(431,694)	(489,539)
Deferred noncurrent income tax assets	$1,036	$65

Deferred noncurrent income tax liabilities:
Basis difference in debt	$(885)	$—
Lease right of use	(151)	(65)
Deferred noncurrent income tax liabilities	$(1,036)	$(65)
Net noncurrent deferred income tax assets (liabilities)	$—	$—

The amount of U.S. consolidated Net Operating Losses (NOLs) available as of December 31, 2021 after attribute reduction is estimated to be approximately $1.1 billion, but the amount after attribute reduction and the Section 382 limitation is $644.8 million. Of this amount, $105.6 million is subject to the 20 year carryforward period and will expire in 2037. The remaining $539.2 million may be carried forward indefinitely but is in part subject to a Section 382 limitation.

The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. The Company evaluated possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies in making this assessment. As a result of the Company’s analysis, it was concluded that as of December 31, 2021, a valuation allowance should continue to be applied against the Company’s net deferred tax asset. The Company recorded a valuation allowance as of December 31, 2021 of $431.7 million, a decrease of $57.8 million from December 31, 2020. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized.

The Company emerged from Chapter 11 Bankruptcy on October 8, 2019. Under the plan of reorganization, a substantial portion of the Company’s pre-petition debt securities were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (CODI) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The IRC provides that a debtor in bankruptcy may exclude CODI from taxable income but must first reduce its tax attributes by the amount any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from chapter 11 bankruptcy proceedings, U.S. CODI was approximately $524.8 million, which reduced the value of the Company’s net operating losses and capital losses on January 1, 2020. The deferred tax balances disclosed above reflect the estimated impact of the attribute reduction on January 1, 2020.

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

ASC 740, Income Taxes (ASC 740) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has no unrecognized tax benefits for the year ended December 31, 2021 and 2020.

Generally, the Company’s income tax years 2018 through 2021 remain open for federal purposes and are subject to examination by Federal tax authorities. The Company's income tax returns are also subject to audit by the tax authorities in Louisiana, Mississippi, North Dakota, Oklahoma, Texas, Pennsylvania, Ohio and certain other state taxing jurisdictions where the Company has, or previously had, operations. In certain jurisdictions the Company operates through more than one legal entity, each of which may have different open years subject to examination. The open years for state purposes can vary from the normal three year statue expiration period for federal purposes.

The Company recognizes interest and penalties accrued to unrecognized benefits in “Interest expense and other” in its consolidated statements of operations. For the year ended December 31, 2021 and 2020, the Company recognized no interest and penalties.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020
Basic:
Net income (loss) available to common stockholders	$(28,317)	$(229,707)
Weighted average basic number of common shares outstanding	16,261	16,204
Basic net income (loss) per common share	$(1.74)	$(14.18)

Diluted:
Net income (loss) available to common stockholders	$(28,317)	$(229,707)
Weighted average basic number of common shares outstanding	16,261	16,204
Common stock equivalent shares representing shares issuable upon:
Exercise of Series A Warrants	Anti-dilutive	Anti-dilutive
Exercise of Series B Warrants	Anti-dilutive	Anti-dilutive
Exercise of Series C Warrants	Anti-dilutive	Anti-dilutive
Exercise of stock options	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	Anti-dilutive	Anti-dilutive
Weighted average diluted number of common shares outstanding	16,261	16,204
Diluted net income (loss) per common share	$(1.74)	$(14.18)

Common stock equivalents, including warrants, stock options and restricted stock units, if considered issuable, totaling 7.7 million for the year ended December 31, 2021 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net loss.

Common stock equivalents, including warrants, stock options and restricted stock units, if considered issuable, totaling 7.7 million shares for the year ended December 31, 2020 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net loss.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$34,110	$22,781
Joint interest accounts	2,503	8,543
Other	193	918
	$36,806	$32,242
Prepaids and other:
Prepaids	$975	$892
Funds in escrow	390	1,740
Other	1	108
	$1,366	$2,740
Funds in escrow and other:
Oil, natural gas and natural gas liquids revenues	$1,010	$1,720
Funds in escrow	1,227	581
Other	33	50
	$2,270	$2,351
Accounts payable and accrued liabilities:
Trade payables	$25,315	$22,740
Accrued oil and natural gas capital costs	4,881	8,344
Revenues and royalties payable	22,763	16,412
Accrued interest expense	42	482
Accrued employee compensation	3,735	3,223
Accrued lease operating expenses	6,090	7,622
Other	—	105
	$62,826	$58,928

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

The proved reserves estimates reported herein for the years ended December 31, 2021, 2020 and 2019 have been independently evaluated by Netherland, Sewell, a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. Netherland, Sewell was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within Netherland, Sewell, the technical persons primarily responsible for preparing the estimates set forth in the Netherland, Sewell reserves reports incorporated herein are Mr. Neil H. Little and Mr. Edward Roy III. Mr. Little, a Licensed Professional Engineer in the State of Texas (No. 117966), has been practicing consulting petroleum engineering at Netherland, Sewell since 2011 and has over nine years of prior industry experience. He graduated from Rice University in 2002 with a Bachelor of Science Degree in Chemical Engineering and from University of Houston in 2007 with a Master of Business Administration Degree. Mr. Roy, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 2364), has been practicing consulting petroleum geoscience at Netherland, Sewell since 2008 and has over 11 years of prior industry experience. He graduated from Texas Christian University in 1992 with a Bachelor of Science Degree in Geology and from Texas A&M University in 1998 with a Master of Science Degree in Geology. Netherland, Sewell has reported to the Company that both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; they are both proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

The Company’s board of directors has established an independent reserves committee composed of independent directors with experience in energy company reserve evaluations. The Company’s independent engineering firm reports jointly to the reserves committee and to the Executive Vice President and Chief Operating Officer. The reserves committee is charged with ensuring the integrity of the process of selection and engagement of the independent engineering firm and in making a recommendation to the board of directors as to whether to approve the report prepared by the independent engineering firm. Mr. Daniel P. Rohling, the Company’s Executive Vice President and Chief Operating Officer is primarily responsible for overseeing the preparation of the annual reserve report by Netherland, Sewell. He has approximately 15 years of oil and gas operations experience and earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University and is an active member of the Society of Petroleum Engineers.

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

The following tables illustrate changes in the Company’s estimated net proved developed and proved undeveloped reserves for the periods indicated. The oil and natural gas liquids prices as of December 31, 2021, 2020 and 2019 are based on the respective 12-month unweighted average of the first of the month prices of the West Texas Intermediate spot price which equates to $66.55 per barrel, $39.54 per barrel and $55.85 per barrel, respectively. The natural gas prices as of December 31, 2021, 2020 and 2019 are based on the respective 12-month unweighted average of the first of the month prices of the Henry Hub spot price which equates to $3.60 per MMBtu, $1.99 per MMBtu and $2.58 per MMBtu, respectively. All prices are adjusted by lease or field for energy content, transportation fees, and market differentials. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States.

	Total Proved Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved reserves, December 31, 2018 (Predecessor)	50,654	104,749	17,100	85,212
Extensions and discoveries	9,161	12,372	1,952	13,175
Production	(3,780)	(9,136)	(1,262)	(6,565)
Revision of previous estimates	(16,801)	(35,724)	(7,015)	(29,769)
Proved reserves, December 31, 2019 (Successor)	39,234	72,261	10,775	62,053
Extensions and discoveries	8,268	12,157	2,090	12,384
Production	(3,446)	(8,769)	(1,262)	(6,170)
Sale of minerals in place	(1,433)	(2,177)	(246)	(2,042)
Revision of previous estimates	(4,407)	5,034	718	(2,850)
Proved reserves, December 31, 2020 (Successor)	38,216	78,506	12,075	63,375
Extensions and discoveries	18,447	26,508	3,655	26,520
Production	(3,196)	(9,447)	(1,157)	(5,928)
Revision of previous estimates	5,265	29,398	1,747	11,913
Proved reserves, December 31, 2021 (Successor)	58,732	124,965	16,320	95,880

	Equivalent (Mboe)
	Proved	Proved
	Developed	Undeveloped	Total Proved
	Reserves	Reserves	Reserves
Proved reserves, December 31, 2018 (Predecessor)	39,869	45,343	85,212
Extensions and discoveries	2,813	10,362	13,175
Production	(6,565)	—	(6,565)
Transfers	10,213	(10,213)	—
Revision of previous estimates	(8,395)	(21,374)	(29,769)
Proved reserves, December 31, 2019 (Successor)	37,935	24,118	62,053
Extensions and discoveries	13	12,371	12,384
Production	(6,170)	—	(6,170)
Sale of minerals in place	(2,042)	—	(2,042)
Transfers	6,513	(6,513)	—
Revision of previous estimates	(17)	(2,833)	(2,850)
Proved reserves, December 31, 2020 (Successor)	36,232	27,143	63,375
Extensions and discoveries	7	26,513	26,520
Production	(5,928)	—	(5,928)
Transfers	2,104	(2,104)	—
Revision of previous estimates	9,995	1,918	11,913
Proved reserves, December 31, 2021 (Successor)	42,410	53,470	95,880

	Proved Developed Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
December 31, 2021	21,694	71,009	8,881	42,410
December 31, 2020	20,371	51,097	7,345	36,232
December 31, 2019	22,821	48,558	7,021	37,935

	Proved Undeveloped Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
December 31, 2021	37,038	53,956	7,439	53,470
December 31, 2020	17,845	27,409	4,730	27,143
December 31, 2019	16,413	23,703	3,754	24,118

The Company’s proved reserves have been estimated using deterministic methods. At December 31, 2021, total proved reserves were approximately 95.9 MMBoe, a 32.5 MMBoe net increase over the previous year’s estimate of 63.4 MMBoe. The net increase in total proved reserves was the result of additions and extensions of 26.5 MMBoe and positive revisions of 11.9 MMBoe due primarily to increases in SEC pricing, partially offset by production of 5.9 MMBoe.

At December 31, 2021, the Company’s proved developed reserves were approximately 42.4 MMBoe, a 6.2 MMBoe net increase from the previous year’s estimate of 36.2 MMBoe. The net increase in total proved reserves was the result of positive revisions of 10.0 MMBoe due to increases in SEC pricing and the development of 2.1 MMBoe (transferred from proved undeveloped), partially offset by production of 5.9 MMBoe.

At December 31, 2021, the Company’s estimated proved undeveloped (PUD) reserves were approximately 53.5 MMBoe, a 26.4 MMBoe net increase from the previous year’s estimate of 27.1 MMBoe. The net increase in total PUD reserves was the result of additions and extensions of 26.5 MMBoe and positive revisions of 1.9 MMBoe due to increases in SEC pricing, partially offset by development of 2.1 MMBoe. Of the 26.5 MMBoe of extensions and discoveries in PUD reserves, all are associated with drilling extensions in the Delaware Basin. None of the extensions and discoveries in PUD reserves in 2021 were associated with infill drilling activity.

At December 31, 2020, the Company’s proved developed reserves were approximately 36.2 MMBoe, a 1.7 MMBoe net decrease from the previous year’s estimate of 37.9 MMBoe. The net decrease in total proved reserves was the result of production of 6.2 MMBoe and sales of 2.0 MMBoe, partially offset by development of 6.5 MMBoe (transferred from proved undeveloped).

At December 31, 2020, the Company’s estimated PUD reserves were approximately 27.1 MMBoe, a 3.0 MMBoe net increase from the previous year’s estimate of 24.1 MMBoe. The net increase in total PUD reserves was the result of additions and extensions of 12.4 MMBoe, partially offset by development of 6.5 MMBoe and negative revisions of 2.8 MMBoe due primarily to decreases in SEC pricing. Of the 12.4 MMBoe of extensions and discoveries in PUD reserves, all are associated with drilling extensions in the Delaware Basin. None of the extensions and discoveries in PUD reserves in 2020 were associated with infill drilling activity.

At December 31, 2019, the Company’s proved developed reserves were approximately 37.9 MMBoe, a 2.0 MMBoe net decrease from the previous year’s estimate of 39.9 MMBoe. The net decrease in total proved reserves was the result of negative revisions of 8.4 MMBoe and production of 6.5 MMBoe, partially offset by additions and extensions of 2.8 MMBoe and development of 10.1 MMBoe (transferred from proved undeveloped). Negative revisions of 8.4 MMBoe primarily relate to changes in the Company’s development plans to focus on Monument Draw and due to the effect of lower prices. Of the 2.8 MMBoe of extensions and discoveries in proved developed reserves, approximately 1.2 MMBoe are associated with infill drilling activity and 1.6 MMBoe are associated with drilling extensions in the Delaware Basin.

At December 31, 2019, the Company’s estimated PUD reserves were approximately 24.1 MMBoe, a 21.2 MMBoe net decrease from the previous year’s estimate of 45.3 MMBoe. The net decrease in total PUD reserves was the result of negative revisions of 21.4 MMBoe and development of 10.2 MMBoe, partially offset by additions and extensions of 10.4 MMBoe. The negative revisions to PUD reserves in 2019 were primarily attributable to the changes in the Company’s development plans to focus on Monument Draw and due to the effect of lower prices. Of the 10.4 MMBoe of extensions and discoveries in PUD reserves, approximately 6.6 MMBoe are associated with infill drilling activity and 3.8 MMBoe are associated with drilling extensions in the Delaware Basin.

As of December 31, 2021 all of the Company’s PUD reserves are planned to be developed within five years from the date they were initially recorded. During 2021, approximately $37.6 million in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs associated with developing proved undeveloped wells.

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

Reliable technologies were used to determine areas where PUD locations are more than one offset location away from a producing well. These technologies include seismic data, wire line openhole log data, core data, log cross-sections, performance data, and statistical analysis. In such areas, these data demonstrated consistent, continuous reservoir characteristics in addition to significant quantities of economic EURs from individual producing wells. The Company relied only on production flow tests and historical production data, along with the reliable geologic data mentioned above to estimate proved reserves. No other alternative methods or technologies were used to estimate proved reserves. Out of total proved undeveloped reserves of 53.5 MMBoe at December 31, 2021, 37.7 MMBoe were associated with 39 gross PUD locations that were more than one offset location from a producing well.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depletion, depreciation and accretion (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Evaluated oil and natural gas properties	$569,886	$509,274	$420,609
Unevaluated oil and natural gas properties	64,305	75,494	105,009
	634,191	584,768	525,618
Accumulated depletion	(339,776)	(295,163)	(19,474)
	$294,415	$289,605	$506,144

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows:

	Successor			Predecessor
			Period from	Period from
			October 2, 2019	January 1, 2019
	Years Ended December 31,		through	through
	2021	2020	December 31, 2019	October 1, 2019

Property acquisition costs, proved	$—	$23	$—	$—
Property acquisition costs, unproved	—	—	—	2,809
Exploration and extension well costs	6,125	14,082	9,209	89,389
Development costs(1)	37,611	43,256	15,839	60,275
Total costs	$43,736	$57,361	$25,048	$152,473
(1)	Excludes $5.7 million, $31.5 million, $11.3 million and $72.9 million for the years ended December 31, 2021 and 2020, the period from October 2, 2019 to December 31, 2019 and the period from January 1, 2019 to October 1, 2019, respectively, of development costs related to the Company’s treating equipment and gathering support facilities.

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

At December 31, 2021, 2020 and 2019, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month prices, except for volumes subject to fixed price contracts. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor.

The Standardized Measure is as follows:

	Years Ended December 31,
	2021	2020	2019

	(In thousands)
Future cash inflows	$4,688,646	$1,660,950	$2,257,083
Future production costs	(1,947,781)	(911,099)	(1,207,370)
Future development costs	(540,596)	(315,078)	(261,747)
Future income tax expense	(725)	(1,459)	(1,577)
Future net cash flows before 10% discount	2,199,544	433,314	786,389
10% annual discount for estimated timing of cash flows	(1,123,889)	(223,918)	(377,514)
Standardized measure of discounted future net cash flows	$1,075,655	$209,396	$408,875

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure for the Company’s proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2021:

	Years Ended December 31,
	2021	2020	2019

	(In thousands)
Beginning of year	$209,396	$408,875	$853,567
Sale of oil and natural gas produced, net of production costs	(164,221)	(34,888)	(104,007)
Sales of minerals in place	—	(22,387)	—
Extensions and discoveries	268,319	17,127	71,585
Changes in income taxes, net	119	25	5,845
Changes in prices and costs	472,162	(231,791)	(306,466)
Previously estimated development costs incurred	28,208	68,135	85,538
Net changes in future development costs	1,760	3,867	26,742
Revisions of previous quantities	184,284	(30,757)	(266,538)
Accretion of discount	20,963	40,914	85,968
Changes in production rates and other	54,665	(9,724)	(43,359)
End of year	$1,075,655	$209,396	$408,875

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(f) and 15d-15(f), of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management has assessed our internal control over financial reporting as of December 31, 2021. The unqualified report of management thereon is included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2021 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities	Weighted-Average	Equity Compensation
	to be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding	Outstanding Options and	Securities Reflected in
Plan Category	Options and Rights(A)(1)	Rights	Column(A))
Equity compensation plans approved by security holders.	—	$—	—
Equity compensation plans not approved by security holders(2)	1,253,667	28.32	455,623
	1,253,667	$28.32	455,623
(1)	Consists of 775,515 unvested RSUs and outstanding 478,152 stock options.
(2)	The formation of the plan was approved by the Bankruptcy Court upon confirmation of our Plan of Reorganization and further approved by our board with an effective date of January 1, 2020.

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

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

10.1.6

Amended and Restated Senior Secured Credit Agreement dated as of November 24, 2021, by and among Battalion Oil Corporation, as holdings, Halcón Holdings LLC, as borrower, the subsidiary guarantors party thereto, Macquarie Bank Limited, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 29, 2021).

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

10.7.1	†

First Amendment to Employment Agreement between R. Kevin Andrews and Battalion Oil Corporation effective as of August 7, 2021. (Incorporated by reference to Exhibit 10.8.1 of our Quarterly Report on Form 10-Q filed August 9, 2021).

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

BATTALION OIL CORPORATION

Date: March 7, 2022	By:	/s/ RICHARD H. LITTLE
Richard H. Little
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD H. LITTLE Richard H. Little	Director and Chief Executive Officer	March 7, 2022

/s/ R. KEVIN ANDREWS R. Kevin Andrews	Executive Vice President, Chief Financial Officer and Treasurer	March 7, 2022

/s/ JONATHAN BARRETT Jonathan Barrett	Chairman of the Board	March 7, 2022

/s/ DAVID CHANG David Chang	Director	March 7, 2022

/s/ GREGORY HINDS Gregory Hinds	Director	March 7, 2022

/s/ ALLEN LI Allen Li	Director	March 7, 2022
/s/ WILLIAM ROGERS William Rogers	Director	March 7, 2022