Form 10-Q
period 2022-03-31
BATTALION OIL CORP
filed 2022-05-09
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ⌧ No ◻

At May 5, 2022, 16,337,470 shares of the Registrant’s Common Stock were outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, are forward looking statements and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$62,524	$41,270
Natural gas	8,881	9,087
Natural gas liquids	10,003	4,909
Total oil, natural gas and natural gas liquids sales	81,408	55,266
Other	194	252
Total operating revenues	81,602	55,518

Operating expenses:
Production:
Lease operating	11,524	9,467
Workover and other	865	560
Taxes other than income	4,951	3,192
Gathering and other	15,255	13,171
General and administrative	4,985	4,827
Depletion, depreciation and accretion	10,220	10,595
Total operating expenses	47,800	41,812
Income (loss) from operations	33,802	13,706

Other income (expenses):
Net gain (loss) on derivative contracts	(123,858)	(45,711)
Interest expense and other	(2,688)	(1,370)
Total other income (expenses)	(126,546)	(47,081)
Income (loss) before income taxes	(92,744)	(33,375)
Income tax benefit (provision)	—	—
Net income (loss)	$(92,744)	$(33,375)

Net income (loss) per share of common stock:
Basic	$(5.69)	$(2.06)
Diluted	$(5.69)	$(2.06)
Weighted average common shares outstanding:
Basic	16,303	16,232
Diluted	16,303	16,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$43,487	$46,864
Accounts receivable, net	43,375	36,806
Assets from derivative contracts	3,596	1,383
Restricted cash	150	1,495
Prepaids and other	1,268	1,366
Total current assets	91,876	87,914
Oil and natural gas properties (full cost method):
Evaluated	593,525	569,886
Unevaluated	64,885	64,305
Gross oil and natural gas properties	658,410	634,191
Less - accumulated depletion	(349,843)	(339,776)
Net oil and natural gas properties	308,567	294,415
Other operating property and equipment:
Other operating property and equipment	3,627	3,467
Less - accumulated depreciation	(1,079)	(1,035)
Net other operating property and equipment	2,548	2,432
Other noncurrent assets:
Assets from derivative contracts	5,195	2,515
Operating lease right of use assets	631	721
Other assets	1,973	2,270
Total assets	$410,790	$390,267

Current liabilities:
Accounts payable and accrued liabilities	$81,370	$62,826
Liabilities from derivative contracts	103,232	58,322
Current portion of long-term debt	5,000	85
Operating lease liabilities	373	369
Total current liabilities	189,975	121,602
Long-term debt, net	177,463	181,565
Other noncurrent liabilities:
Liabilities from derivative contracts	58,166	7,144
Asset retirement obligations	12,005	11,896
Operating lease liabilities	258	352
Other	1,971	4,003
Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,337,030 and 16,273,913 shares issued and outstanding as of
March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	332,178	332,187
Retained earnings (accumulated deficit)	(361,228)	(268,484)
Total stockholders' equity	(29,048)	63,705
Total liabilities and stockholders' equity	$410,790	$390,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2021	16,274	$2	$332,187	$(268,484)	$63,705
Net income (loss)	—	—	—	(92,744)	(92,744)
Long-term incentive plan vestings	89	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	(26)	—	(461)	—	(461)
Stock-based compensation	—	—	452	—	452
Balances at March 31, 2022	16,337	$2	$332,178	$(361,228)	$(29,048)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2020	16,204	$2	$330,123	$(240,167)	$89,958
Net income (loss)	—	—	—	(33,375)	(33,375)
Long-term incentive plan vestings	87	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	(24)	—	(264)	—	(264)
Stock-based compensation	—	—	692	—	692
Balances at March 31, 2021	16,267	2	330,551	(273,542)	57,011
Net income (loss)	—	—	—	(33,929)	(33,929)
Long-term incentive plan vestings	1	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	—	—	(5)	—	(5)
Stock-based compensation	—	—	571	—	571
Balances at June 30, 2021	16,268	2	331,117	(307,471)	23,648
Net income (loss)	—	—	—	13,052	13,052
Long-term incentive plan vestings	8	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	(2)	—	(22)	—	(22)
Stock-based compensation	—	—	565	—	565
Balances at September 30, 2021	16,274	2	331,660	(294,419)	37,243
Net income (loss)	—	—	—	25,935	25,935
Stock-based compensation	—	—	527	—	527
Balances at December 31, 2021	16,274	$2	$332,187	$(268,484)	$63,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(92,744)	$(33,375)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and accretion	10,220	10,595
Stock-based compensation, net	384	594
Unrealized loss (gain) on derivative contracts	91,038	36,052
Amortization of deferred loan costs	899	—
Reorganization items	(744)	—
Accrued settlements on derivative contracts	12,809	4,568
Change in fair value of Change of Control Call Option	(2,032)	—
Other income (expense)	—	(117)
Change in assets and liabilities:
Accounts receivable	(5,638)	(7,613)
Prepaids and other	98	149
Accounts payable and accrued liabilities	(2,243)	2,505
Net cash provided by (used in) operating activities	12,047	13,358

Cash flows from investing activities:
Oil and natural gas capital expenditures	(15,684)	(13,792)
Proceeds received from sale of oil and natural gas properties	—	1,076
Funds held in escrow and other	(160)	(3)
Net cash provided by (used in) investing activities	(15,844)	(12,719)

Cash flows from financing activities:
Proceeds from borrowings	—	16,000
Repayments of borrowings	(85)	(19,000)
Debt issuance costs	(379)	—
Other	(461)	(263)
Net cash provided by (used in) financing activities	(925)	(3,263)

Net increase (decrease) in cash, cash equivalents and restricted cash	(4,722)	(2,624)

Cash, cash equivalents and restricted cash at beginning of period	48,359	4,295
Cash, cash equivalents and restricted cash at end of period	$43,637	$1,671

Supplemental cash flow information:
Cash paid for reorganization items	$744	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

Basis of Presentation and Principles of Consolidation

Battalion is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. The consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. The Company operates in one segment which focuses on oil and natural gas acquisition, production, exploration and development. Allocation of capital is made across the Company’s entire portfolio without regard to operating area. All intercompany accounts and transactions have been eliminated. These unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. During interim periods, Battalion follows the accounting policies disclosed in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC) on March 7, 2022. Please refer to the notes in the Annual Report on Form 10-K for the year ended December 31, 2021 when reviewing interim financial results.

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

In 2020, COVID-19 and governmental actions to contain the pandemic contributed to an economic downturn, reduced demand for oil and natural gas and, together with a price war involving the Organization of Petroleum Exporting Countries (OPEC)/Saudi Arabia and Russia, depressed oil and natural gas prices to historically low levels. Although OPEC and Russia subsequently agreed to reduce production, downward pressure on prices continued for several months, particularly given concerns over the impacts of the economic downturn on demand. As a consequence, beginning in March 2020, the Company realized lower revenue as a result of commodity price declines, resulting in the Company temporarily shutting in producing wells in May and June 2020, which further contributed to lower revenues that year. Additionally in 2020, the Company incurred ceiling test impairments, which were primarily driven by a decline in the average pricing required to be used in the valuation of the Company’s reserves for ceiling test purposes.

During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand for oil and natural gas and increases in oil and natural gas prices. Further, in 2022, the effects of Russian sanctions amidst the conflict with Ukraine have pushed oil and gas prices higher. However, there remains the potential for demand for oil and natural gas to be adversely impacted by the economic effects of rising interest rates and tightening monetary policies, as well as the ongoing COVID-19 pandemic, including as a consequence of the circulation of more infectious “variants” of the disease, vaccine hesitancy, waning vaccine effectiveness or other factors. As a consequence, the Company is unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by these or other factors. The results presented in this Form 10-Q are not necessarily indicative of future operating results. For further information regarding the actual and potential impacts of COVID-19 on the Company, see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Amounts in the unaudited condensed consolidated balance sheets included in “Cash and cash equivalents” and “Restricted cash” reconcile to the Company’s unaudited condensed statements of cash flows as follows:

	March 31, 2022	December 31, 2021

Cash and cash equivalents	$43,487	$46,864
Restricted cash	150	1,495
Total cash, cash equivalents and restricted cash	$43,637	$48,359

Restricted cash consists of funds to collateralize lines of credit.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. As of March 31, 2022 and December 31, 2021, allowances for doubtful accounts were approximately $0.2 million for both periods.

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At March 31, 2022, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Term Loan Agreement.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848) (ASU 2020-04), in response to the risk of cessation of the London Interbank Offered Rate (LIBOR). This amendment provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging arrangements, and other transactions that reference LIBOR. ASU 2020-04 will be in effect through December 31, 2022. As of the date of this filing, ASU 2020-04 has not had a material impact on the Company’s operating results, financial position and disclosures.

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

The “Operating lease right of use assets” outstanding on the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 both have initial lease terms of 2.3 years. Payments due under the lease contracts include fixed payments plus, in some instances, variable payments. The table below summarizes the Company’s leases for the three months ended March 31, 2022 and 2021 (in thousands, except term and discount rate):

	Three Months Ended
	March 31,
	2022		2021
Lease cost
Operating lease costs	$98		$118
Short-term lease costs	2,108		1,171
Variable lease costs	—		113
Total lease costs	$2,206		$1,402

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$98		$211
Right-of-use assets obtained in exchange for new operating lease liabilities	—		—
Weighted-average remaining lease term - operating leases	1.7	years	0.4	years
Weighted-average discount rate - operating leases	4.29%		3.70%

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space as of March 31, 2022 are presented in the table below (in thousands):

March 31, 2022
Remaining period in 2022	$293
2023	359
2024	—
2025	—
2026	—
Thereafter	—
Total operating lease payments	652
Less: discount to present value	21
Total operating lease liabilities	631
Less: current operating lease liabilities	373
Noncurrent operating lease liabilities	$258

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. OPERATING REVENUES

Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of the commodity to the customer. Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $40.9 million and $35.1 million as of March 31, 2022 and December 31, 2021, respectively, as “Accounts receivable” and “Other assets” on the unaudited condensed consolidated balance sheets.

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

	Three Months Ended
	March 31,
	2022	2021
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$62,524	$41,270
Natural gas	8,881	9,087
Natural gas liquids	10,003	4,909
Total oil, natural gas and natural gas liquids sales	81,408	55,266
Other	194	252
Total operating revenues	$81,602	$55,518

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

At March 31, 2022, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended March 31, 2022 of the West Texas Intermediate (WTI) crude oil spot price of $75.28 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended March 31, 2022 of the Henry Hub natural gas price of $4.09 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

prices, the Company’s net book value of oil and natural gas properties at March 31, 2022 did not exceed the ceiling amount.

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

5. DEBT

As of March 31, 2022 and December 31, 2021, the Company’s debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Term loan credit facility(1)	$182,463	$181,565
Paycheck Protection Program loan	—	85
Total debt, net	182,463	181,650
Current portion of long-term debt(2)	5,000	85
Total long-term debt, net	$177,463	$181,565
(1)	Amount is net of $13.3 million and $14.2 million unamortized debt issuance costs at March 31, 2022 and December 31, 2021, respectively. Amount also excludes the initial fair value allocated to the change of control call option embedded derivative of $4.2 million at March 31, 2022 and December 31, 2021. Refer to “Term Loan Credit Facility” below for further details.
(2)	As of March 31, 2022, amount represents amortization payments of $5.0 million under the Term Loan Agreement due within one year. As of December 31, 2021, amount represents the balance owed under the Company’s Paycheck Protection Program Loan.

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

The Company may be required to make mandatory prepayments under the Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, and with cash on hand in excess of certain maximum levels. For each fiscal quarter after January 1, 2023, the Company is required to make mandatory prepayments when the Consolidated Cash Balance, as defined in the Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted APOD capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance.

The Company is required to make scheduled amortization payments in the aggregate amount of $120.0 million from the fiscal quarter ending March 31, 2023 through the fiscal quarter ending September 30, 2025. Amounts outstanding under the Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and by the equity interests of the Borrower held by the Company. As part of the Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Term Loan Agreement also contains certain financial covenants, including the maintenance of (i) an Asset Coverage Ratio (as defined in the Term Loan Agreement) of not less than (A) 1.50 to 1.00 as of December 31, 2021 and March 31, 2022, (B) 1.60 to 1.00 as of June 30, 2022, (C) 1.70 to 1.00 as of September 30, 2022, and (D) 1.80 to 1.00 as of December 31, 2022 and each fiscal quarter thereafter, (ii) a Total Net Leverage Ratio (as defined in the Term Loan Agreement) of not greater than (A) 3.25 to 1.00 as of December 31, 2021 through and including June 30, 2022, (B) 3.00 to 1.00 as of September 30, 2022 and December 31, 2022, (C) 2.75 to 1.00 as of March 31, 2023, and (D) 2.50 to 1.00 as of each fiscal quarter thereafter, and (iii) a Current Ratio (as defined in the Term Loan Agreement) of not less than 1.00 to 1.00, each determined as of the last day of any fiscal quarter period. As of March 31, 2022, the Company was in compliance with the financial covenants under the Term Loan Agreement.

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

At March 31, 2022, the Company had $200.0 million indebtedness outstanding, approximately $1.6 million letters of credit outstanding and $35.0 million in delayed draw term loans available to be drawn under the Term Loan Agreement, subject to the satisfaction of certain conditions defined in the agreement. On April 29, 2022, the Company borrowed the $20.0 million available under the first delayed draw of the Term Loan Agreement.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In conjunction with the Term Loan Agreement, the Company agreed to pay a premium to the lenders upon a future change of control event in which a majority of the board of directors or the Chief Executive Officer or the Chief Financial Officer positions do not remain held by the same persons as before the change of control event (Change of Control Call Option). The premium is reduced over time through the payment of interest and certain fees. The Company determined that the Change of Control Call Option was an embedded derivative in accordance with FASB ASC 815, Derivatives and Hedging, concluded the embedded derivative was not clearly and closely related to the host debt instrument, and recorded the initial $4.2 million fair value separately on the unaudited condensed consolidated balance sheet within “Other noncurrent liabilities.” The Change of Control Call Option will be subsequently remeasured at fair value each reporting period with fair value changes recorded in “Interest expense and other” on the unaudited consolidated statements of operations. Refer to Note 6 “Fair Value Measurements,” for a discussion of the valuation approach used, the significant inputs to the valuation, and for a reconciliation of the change in fair value of the Change of Control Call Option.

Senior Revolving Credit Facility

On October 8, 2019, the Company entered into a senior secured revolving credit agreement, as amended, (the Senior Credit Agreement) with Bank of Montreal, as administrative agent, and certain other financial institutions party thereto, as lenders. The Senior Credit Agreement provided for a $750.0 million senior secured reserve-based revolving credit facility. A portion of the Senior Credit Agreement, in the amount of $25.0 million, was available for the issuance of letters of credit. The maturity date of the Senior Credit Agreement was October 8, 2024. The borrowing base was redetermined semi-annually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base took into account the estimated value of the Company’s oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. Amounts outstanding under the Senior Credit Agreement bore interest at specified margins over the base rate of 2.00% to 3.00% for ABR-based loans or at specified margins over LIBOR of 3.00% to 4.00% for Eurodollar-based loan. These margins fluctuated based on the Company’s utilization of the facility. The Senior Credit Agreement was amended and restated by the Term Loan Agreement. Borrowings outstanding under the Senior Credit Agreement were repaid with proceeds from the Term Loan Agreement.

Paycheck Protection Program Loan

On April 16, 2020, the Company entered into a promissory note (the PPP Loan) for a principal amount of approximately $2.2 million from Bank of Montreal under the Paycheck Protection Program of the CARES Act, which is administered by the U.S. Small Business Administration (SBA). Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The PPP Loan bears interest at a rate of 1.0% per annum and has a maturity date of April 16, 2022. As long as the Company made a timely application of forgiveness to the SBA, the Company was not required to make any payments under the PPP Loan until the forgiveness amount was communicated to the Company by the SBA. The Company applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. Effective August 13, 2021, the principal amount of the Company’s PPP Loan was reduced to approximately $0.2 million by the SBA and the Company recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of $2.1 million. The gain is presented in “Gain (loss) on extinguishment of debt” in the consolidated statements of operations for the year ended December 31, 2021. As of March 31, 2022, the $0.2 million principal amount of the PPP loan was repaid in full.

Debt Issuance Costs

The Company capitalizes certain direct costs associated with the issuance of debt and amortizes such costs over the lives of the respective debt. At March 31, 2022 and December 31, 2021, the Company had approximately $13.3 million

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and $14.2 million, respectively, of unamortized debt issuance costs. The debt issuance costs for the Company’s Term Loan Agreement are presented in “Long-term debt, net” within total liabilities on the unaudited condensed consolidated balance sheets.

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

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$8,791	$—	$8,791

Liabilities
Liabilities from derivative contracts	$—	$161,398	$—	$161,398

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$3,898	$—	$3,898

Liabilities
Liabilities from derivative contracts	$—	$65,466	$—	$65,466

Derivative contracts listed above as Level 2 include fixed-price swaps, collars, basis swaps and WTI NYMEX rolls that are carried at fair value. The Company records the net change in the fair value of these positions in “Net gain (loss) on derivative contracts” in the Company’s unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 7, “Derivative and Hedging Activities,” for additional discussion of derivatives.

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

As discussed in Note 5, “Debt,” the Company recorded the Change of Control Call Option separately at fair value on the unaudited condensed consolidated balance sheets in “Other noncurrent liabilities.” The Change of Control Call Option will be subsequently remeasured at fair value each reporting period with fair value changes recorded in “Interest expense and other” on the unaudited consolidated statements of operations. The valuation of the Change of Control Call Option includes significant inputs such as the timing and probability of discrete potential exit scenarios, forward LIBOR curves, and discount rates based on implied and market yields. The following table sets forth a reconciliation of the changes in fair value of the Change of Control Call Option classified as Level 3 in the fair value hierarchy (in thousands):

Change of Control
Call Option
Balance at December 31, 2021	$4,003
Change in fair value	(2,032)
Balance at March 31, 2022	$1,971

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents and restricted cash, accounts receivable, and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s Term Loan Agreement approximates carrying value because the interest rates approximate current market rates.

The Company follows the provisions of ASC 820, for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. These provisions apply to the Company’s initial recognition of asset retirement obligations for which fair value is used. The asset retirement obligation estimates are derived from historical costs and management’s expectation of future cost environments; and therefore, the Company has designated these liabilities as Level 3. See Note 8, “Asset Retirement Obligations,” for a reconciliation of the beginning and ending balances of the liability for the Company’s asset retirement obligations.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of March 31, 2022, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s crude oil, and natural gas derivative positions at any point in time may consist of fixed-price swaps, costless put/call collars, basis swaps and WTI NYMEX rolls. Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price and are generally utilized less frequently by the Company than fixed-price swaps. Basis swaps effectively lock in a price differential between regional prices (i.e. Midland) where the product is sold and the relevant pricing index under which the oil production is hedged (i.e. Cushing). WTI NYMEX roll agreements account for pricing adjustments to the trade month versus the delivery month for contract pricing. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations.

All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820 and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

Derivatives not designated as		Asset derivative contracts			Liability derivative contracts
hedging contracts under ASC 815	Balance sheet location	March 31, 2022	December 31, 2021	Balance sheet location	March 31, 2022	December 31, 2021
Commodity contracts	Current assets - assets from derivative contracts	$3,596	$1,383	Current liabilities - liabilities from derivative contracts	$(103,232)	$(58,322)
Commodity contracts	Other noncurrent assets - assets from derivative contracts	5,195	2,515	Other noncurrent liabilities - liabilities from derivative contracts	(58,166)	(7,144)
Total derivatives not designated as hedging contracts under ASC 815		$8,791	$3,898		$(161,398)	$(65,466)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

		Amount of gain or (loss)
		recognized in income on
		derivative contracts for the
Derivatives not designated	Location of gain or	Three Months Ended
as hedging contracts	(loss) recognized in income	March 31,
under ASC 815	on derivative contracts	2022	2021
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	$(91,038)	$(36,052)
Realized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	(32,820)	(9,659)
Total net gain (loss) on derivative contracts		$(123,858)	$(45,711)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At March 31, 2022, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2022	2023	2024	2025	2026
Crude oil fixed-price swap:
Total volumes (Bbls)	1,871,206	2,000,965	1,449,140	1,028,160	74,810
Weighted average price	$51.46	$65.75	$60.91	$59.69	$56.75
Crude oil basis swap:
Total volumes (Bbls)	1,867,906	1,937,165	1,388,920	988,260	29,810
Weighted average price	$0.45	$0.25	$0.23	$0.16	$0.10
Crude oil WTI NYMEX roll:
Total volumes (Bbls)	1,659,776	1,937,165	1,388,920	988,260	29,810
Weighted average price	$0.06	$0.50	$0.27	$0.10	$—
Natural gas fixed-price swap:
Total volumes (MMBtu)	2,164,800	3,841,550	2,481,650	2,250,650
Weighted average price	$3.77	$3.34	$3.05	$2.95
Natural gas producer two-way collar:
Total volumes (MMBtu)	2,693,624	1,516,100	1,163,100	360,000
Weighted average price (call)	$2.96	$5.15	$4.57	$3.95
Weighted average price (put)	$2.64	$3.44	$3.01	$3.00
Natural gas basis swap:
Total volumes (MMBtu)	4,567,924	5,011,700	3,506,150	2,565,650
Weighted average price	$(0.37)	$(0.58)	$(0.59)	$(0.50)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at March 31, 2022 and December 31, 2021 (in thousands):

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

Gross Amounts Presented in the Consolidated Balance Sheet	$8,791	$3,898	$(161,398)	$(65,466)
Amounts Not Offset in the Consolidated Balance Sheet	(8,791)	(3,898)	8,791	3,898
Net Amount	$—	$—	$(152,607)	$(61,568)

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

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations as of December 31, 2021	$11,896
Accretion expense	109
Liability for asset retirement obligations as of March 31, 2022	$12,005

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2022, the Company has a minimum volume commitment with a third party for the purchase of chemicals to treat sour gas production through December 31, 2022. The future payments associated with the minimum volume commitment are approximately $4.9 million.

As of March 31, 2022, the Company has an active drilling rig commitment of approximately $2.6 million through the third quarter of 2022. Termination of the active drilling rig commitment would require an early termination penalty of $0.6 million, which would be in lieu of paying the active drilling rig commitment of $2.6 million.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of March 31, 2022, the Company had in place two long-term crude oil contracts and 12 long-term natural gas contracts in this area and the sales prices under these

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

Contingencies

In addition to the matter described below, from time to time, the Company may be a plaintiff or defendant in a pending or threatened legal proceeding arising in the normal course of its business. While the outcome and impact of currently pending legal proceedings cannot be determined, the Company’s management and legal counsel believe that the resolution of these proceedings through settlement or adverse judgment will not have a material effect on the Company’s unaudited condensed consolidated operating results, financial position or cash flows.

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

10. STOCKHOLDERS’ EQUITY

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

Each Warrant represents the right to purchase one share of common stock at the applicable exercise price, subject to adjustment as provided in the Warrant Agreement and as summarized below. On October 8, 2019, the Company issued (i) Series A Warrants to purchase an aggregate of 1,798,322 shares of common stock, with an initial exercise price of $40.17 per share, (ii) Series B Warrants to purchase an aggregate of 2,247,985 shares of common stock, with an initial exercise price of $48.28 per share and (iii) Series C Warrants to purchase an aggregate of 2,890,271 shares of common stock, with an initial exercise price of $60.45 per share. Each series of Warrants issued under the Warrant Agreement has a three-year term, expiring on October 8, 2022. The strike price of each series of Warrants issued under the Warrant Agreement increases monthly at an annualized rate of 6.75%, compounding monthly, as provided in the Warrant Agreement. As of March 31, 2022, the Company had 1.8 million Series A, 2.2 million Series B and 2.9 million Series C Warrants outstanding with corresponding exercise prices of $45.54, $55.09 and $69.41 per share, respectively.

The Warrants do not grant any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the Company’s business.

Incentive Plans

On January 29, 2020, the Company’s board of directors adopted the 2020 Long-Term Incentive Plan (the Plan) with an effective date of January 1, 2020 in which an aggregate of approximately 1.5 million shares of the Company’s common stock were available for grant pursuant to awards under the Plan. On June 8, 2021, Amendment No. 1 to the Plan to increase, by 0.3 million shares, the maximum number of shares of common stock that may be issued thereunder, i.e., a maximum of approximately 1.8 million shares, became effective. As of March 31, 2022 and December 31, 2021, a maximum of 0.5 million of the Company’s common stock remained reserved for issuance under the Plan for both periods.

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

For the three months ended March 31, 2022 and 2021, the Company recognized expense of $0.4 million and $0.6 million, respectively, related to stock-based-compensation. Stock-based compensation expense is recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

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

No stock options were granted during the three months ended March 31, 2022. At March 31, 2022, the Company had $0.3 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.4 years.

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

During the three months ended March 31, 2022, the Company granted less than 0.1 million shares of RSUs which will vest over four years at a rate of one-fourth on the annual anniversary date of the grant. These RSUs were granted at a fair value price of $15.05 per share. At March 31, 2022, the Company had $1.9 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 1.8 years.

During the three months ended March 31, 2021, the Company granted less than 0.1 million shares of RSUs which will vest over four years over a rate of one-fourth on the annual anniversary date of the grant. These RSUs were granted at a fair value price of $8.00 per share. At March 31, 2021, the Company had $3.6 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 2.5 years.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Basic:
Net income (loss)	$(92,744)	$(33,375)
Weighted average basic number of common shares outstanding	16,303	16,232
Basic net income (loss) per share of common stock	$(5.69)	$(2.06)

Diluted:
Net income (loss)	$(92,744)	$(33,375)
Weighted average basic number of common shares outstanding	16,303	16,232
Common stock equivalent shares representing shares issuable upon:
Exercise of Series A Warrants	Anti-dilutive	Anti-dilutive
Exercise of Series B Warrants	Anti-dilutive	Anti-dilutive
Exercise of Series C Warrants	Anti-dilutive	Anti-dilutive
Exercise of stock options	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	Anti-dilutive	Anti-dilutive
Weighted average diluted number of common shares outstanding	16,303	16,232
Diluted net income (loss) per share of common stock	$(5.69)	$(2.06)

Common stock equivalents, including warrants, options and restricted stock units, totaling 7.7 million for the three months ended March 31, 2022 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net loss.

Common stock equivalents, including warrants, options and restricted stock units, totaling 7.8 million for the three months ended March 31, 2021 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net loss.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$40,196	$34,110
Joint interest accounts	2,876	2,503
Other	303	193
	$43,375	$36,806
Prepaids and other:
Prepaids	$817	$975
Funds in escrow	390	390
Other	61	1
	$1,268	$1,366
Other assets:
Oil, natural gas and natural gas liquids revenues	$715	$1,010
Funds in escrow	1,227	1,227
Other	31	33
	$1,973	$2,270
Accounts payable and accrued liabilities:
Trade payables	$29,257	$25,315
Accrued oil and natural gas capital costs	13,875	4,881
Revenues and royalties payable	25,566	22,763
Accrued interest expense	46	42
Accrued employee compensation	1,059	3,735
Accrued lease operating expenses	7,591	6,090
Drilling advances from partners	3,976	—
	$81,370	$62,826

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three months ended March 31, 2022 and 2021 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Our total operating revenues for the first three months of 2022 and 2021 were $81.6 million and $55.5 million, respectively. The increase in revenues is primarily attributable to an approximate $18.42 per Boe increase in average realized prices (excluding the effects of hedging arrangements). During the first three months of 2022, production averaged 14,767 Boe/d compared to average production of 14,333 Boe/d during the first three months of 2021. In February 2021, we temporarily shut-in production due to inclement weather. The estimated decrease in average daily oil and natural gas production associated with this temporary shut-in was approximately 1,300 Boe/d in the first three months of 2021. Current year production was impacted by natural production declines on our existing producing wells. We last brought new producing wells online in June 2021. For the three months ended March 31, 2022, we drilled and cased 3.0 gross (3.0 net) operated wells, completed zero gross and net operated wells, and put online zero gross and net operated wells.

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

Oil and natural gas prices are inherently volatile and sustained lower commodity prices could result in impairment charges under our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the crude oil price for April 2022 of $99.33 per barrel, and holding it constant for two months to create a trailing 12-month period of average prices that is more reflective of recent price trends, our ceiling test calculation would not have generated an impairment, holding all other inputs and factors constant. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

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

During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand for oil and natural gas and increases in oil and natural gas prices. Further, in 2022, the effects of Russian sanctions amidst the conflict with Ukraine have pushed oil and gas prices higher. However, there remains the potential for demand for oil and natural gas to be adversely impacted by the economic effects of rising interest rates and tightening monetary policies, as well as the ongoing COVID-19 pandemic, including as a consequence of the circulation of more infectious “variants” of the disease, vaccine hesitancy, waning vaccine effectiveness or other factors. As a consequence, the Company is unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by these or other factors. The results presented in this Form 10-Q are not necessarily indicative of future operating results. For further information regarding the actual and potential impacts of COVID-19 on the Company, see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Capital Resources and Liquidity

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In 2020, the COVID-19 outbreak and associated government restrictions significantly impacted economic activity and markets and reduced demand for oil and natural gas at the same time that supply was maintained at high levels due to a price and market share war involving the OPEC/Saudi Arabia and Russia, all of which adversely impacted the prices we received for our production. As a consequence, beginning in March 2020, we realized lower revenue as a result of these commodity price declines, resulting in us temporarily shutting in producing wells in May and June 2020, which further contributed to lower revenues that year. Additionally in 2020, we incurred ceiling test impairments, which were primarily driven by a decline in the average pricing required to be used in the valuation of our reserves for ceiling test purposes.

During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand for oil and natural gas and increases in oil and natural gas prices. Further, in 2022, the effects of Russian sanctions amidst the conflict with Ukraine have pushed oil and gas prices higher. However, there remains the potential for demand for oil and natural gas to be adversely impacted by the economic effects of rising interest rates and tightening monetary policies, as well as the ongoing COVID-19 pandemic, including as a consequence of the circulation of more infectious “variants” of the disease, vaccine hesitancy, waning vaccine effectiveness or other factors. As a consequence, we are unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by these or other factors. Actual or anticipated declines in domestic or foreign economic activity or growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from current efforts to contain the COVID-19 coronavirus or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price received for oil and natural gas production or adversely impacting our ability to comply with covenants in our Term Loan Agreement. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations, cash flows and, potentially, compliance with the covenants contained in Term Loan Agreement.

We expect to spend approximately $130.0 million to $150.0 million in capital expenditures, including drilling, completion, support infrastructure and other capital costs, during 2022. Additionally, from time to time, we enter into commitments that may require us to incur material expenditures in the future. Included in our 2022 capital expenditures budget is $2.6 million associated with an active drilling rig commitment. We have a minimum volume commitment with a third party for the purchase of chemicals to treat sour gas production through December 31, 2022. The future payments associated with the minimum volume commitment are approximately $4.9 million. Our capital spending requirements and commitments are expected to be funded with cash and cash equivalents on hand from the funding of our Term Loan Agreement and cash flows from operations. Amounts borrowed under our Term Loan Agreement bear interest at LIBOR plus an applicable margin of 7.00% and will mature on November 24, 2025. At March 31, 2022, we had $43.5 million of cash and cash equivalents, $200.0 million of indebtedness outstanding, approximately $1.6 million letters of credit outstanding and $35.0 million in delayed draw term loans available to be drawn under our Term Loan Agreement, subject to the satisfaction of certain conditions defined in the agreement. On April 29, 2022, we borrowed the $20.0 million available under the first delayed draw of the Term Loan Agreement. We are required to make scheduled amortization payments in the aggregate amount of $120.0 million from the fiscal quarter ending March 31, 2023 through the fiscal quarter ending September 30, 2025. In addition, we may be required to make mandatory prepayments of the loans under the Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, and with cash on hand in excess of certain maximum levels. For each fiscal quarter after January 1, 2023, we are required to make mandatory prepayments when our Consolidated Cash Balance, as defined in the Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted APOD capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance.

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

Changes in the level and timing of our production, drilling and completion costs, the cost and availability of transportation for our production and other factors varying from our expectations can affect our ability to comply with the covenants under our Term Loan Agreement. As a consequence, we endeavor to anticipate potential covenant compliance issues and work with our lenders under our Term Loan Agreement to address any such issues ahead of time.

We have periodically, including as recently as October 2020, obtained waivers or amendments to the financial covenants under our revolving credit agreements in circumstances where we anticipated that it might be challenging for us to comply with them for a particular period of time. For instance, depressed oil and natural gas prices during 2020 and our decision to temporarily shut-in a portion of our production in response to market conditions adversely impacted our cash flows, which, combined with cash requirements associated with capital-intensive oil and gas development projects undertaken in late 2019 and early 2020, led to challenges in our compliance with the current ratio under our previous revolving credit agreement for the fiscal quarter ended June 30, 2020. Thus, on July 31, 2020, we secured a waiver in which the lenders consented to waive maintenance of the current ratio under the agreement for the fiscal quarter ended June 30, 2020. In conjunction with the fall 2020 borrowing base redetermination process under the revolving credit facility, and due to a decline in the value associated with our derivative contracts, we pursued additional relief from our lenders in regards to the current ratio. On October 29, 2020, in an amendment to the agreement, the lenders waived maintenance with the current ratio for the fiscal quarter ending September 30, 2020 and suspended testing of the current ratio until the fiscal quarter ended December 31, 2021. The revolving credit agreement was amended and restated by the Term Loan Agreement in November 2021.

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

When commodity prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. While we use derivative instruments to provide partial protection against declines in oil and natural gas prices, the total volumes we hedge are less than our expected production, vary from period to period based on our view of current and future market conditions, remain consistent with the requirements in effect under our Term Loan Agreement and extend, on a rolling basis, for the next four years. These limitations result in our liquidity being susceptible to commodity price declines. Additionally, while intended to reduce the effects of volatile commodity prices, derivative transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the hedge. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

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

Cash Flow

During the three months ended March 31, 2022, operating cash flows funded our capital expenditures program. See “Results of Operations” for a review of the impact of prices and volumes on operating revenues.

Net increase (decrease) in cash and cash equivalents is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Cash flows provided by (used in) operating activities	$12,047	$13,358
Cash flows provided by (used in) investing activities	(15,844)	(12,719)
Cash flows provided by (used in) financing activities	(925)	(3,263)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,722)	$(2,624)

Operating Activities. Net cash flows provided by operating activities for the three months ended March 31, 2022 and 2021 were $12.0 million and $13.4 million, respectively.

Operating cash flows for the three months ended March 31, 2022 decreased from the three months ended March 31, 2021 due to realized losses from derivative contracts incurred in the three months ended March 31, 2022 as a result of increased commodity prices partially offset by higher total operating revenues due to an approximate $18.42 per Boe increase in average realized prices in the three months ended March 31, 2022.

Operating cash flows for the three months ended March 31, 2021 increased slightly between the first three months of 2021 and 2020. Our average realized price increase of approximately $15.34 per Boe contributed to higher total operating revenues in 2021 which were partially offset by payments on derivative settlements in 2021.

Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2022 and 2021 were approximately $15.8 million and $12.7 million, respectively.

During the three months ended March 31, 2022, we spent $15.7 million on oil and natural gas capital expenditures, of which $12.9 million related to drilling and completion costs and $1.7 million related to the development of our treating equipment and gathering support infrastructure.

During the three months ended March 31, 2021, we spent $13.8 million on oil and natural gas capital expenditures, of which $10.8 million related to drilling and completion costs and $2.2 million related to the development of our treating equipment and gathering support infrastructure. We received $1.1 million in proceeds from the sale of oil and natural gas properties.

Financing Activities. Net cash flows used in financing activities for the three months ended March 31, 2022 and 2021 were approximately $0.9 million and $3.3 million.

During the three months ended March 31, 2021, we used cash flows from operations to make net repayments of $3.0 million on our revolving credit agreement.

Term Loan Credit Facility

On November 24, 2021, we and our wholly owned subsidiary, Halcón Holdings, LLC (Borrower) entered into the Term Loan Agreement with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. The Term Loan Agreement amends and restates in its entirety our previous revolving credit agreement. Pursuant to the Term Loan Agreement, the lenders have agreed to loan us (i) $200.0 million, which funded on November 24, 2021 and was partially used to refinance all amounts owed under the Senior Credit Agreement; (ii) up to $20.0 million, available to be drawn up to 18 months from November 24, 2021, subject to the satisfaction of certain conditions; and (iii) up to $15.0 million, which amount will be available to be drawn from the date certain wells included in the approved plan of development (APOD) are deemed producing APOD wells until up to 18 months after November 24, 2021, subject to the satisfaction of certain conditions. On April 29, 2022, we borrowed the $20.0 million available under the first delayed draw of the Term Loan Agreement. An additional $5.0 million is available for the issuance of letters of credit. The maturity date of the Term Loan Agreement is November 24, 2025. Until such maturity date, borrowings under the Term Loan Agreement shall bear interest at a rate per annum equal to LIBOR (or another applicable reference rate, as determined pursuant to the provisions of the Term Loan Agreement) plus an applicable margin of 7.00%.

We may be required to make mandatory prepayments of the loans under the Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, and with cash on hand in excess of certain maximum levels. For each fiscal quarter after January 1, 2023, we are required to make mandatory prepayments when our Consolidated Cash Balance, as defined in the Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted APOD capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance. We are required to make scheduled amortization payments in the aggregate amount of $120.0 million from the fiscal quarter ending March 31, 2023 through the fiscal quarter ending September 30, 2025. Amounts outstanding under the Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and all of the equity interests of the Borrower held by us. As part of the Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Term Loan Agreement also contains certain financial covenants, including the maintenance of (i) an Asset Coverage Ratio (as defined in the Term Loan Agreement) of not less than (A) 1.50 to 1.00 as of December 31, 2021 and March 31, 2022, (B) 1.60 to 1.00 as of June 30, 2022, (C) 1.70 to 1.00 as of September 30, 2022, and (D) 1.80 to 1.00 as of December 31, 2022 and each fiscal quarter thereafter, (ii) a Total Net Leverage Ratio (as defined in the Term Loan Agreement) of not greater than (A) 3.25 to 1.00 as of December 31, 2021 through and including June 30, 2022, (B) 3.00 to 1.00 as of September 30, 2022 and December 31, 2022, (C) 2.75 to 1.00 as of March 31, 2023, and (D) 2.50 to 1.00 as of each fiscal quarter thereafter, and (iii) a Current Ratio (as defined in the Term Loan Agreement) of not less than 1.00 to 1.00, each determined as of the last day of any fiscal quarter period. As of March 31, 2022, we were in compliance with the financial covenants under the Term Loan Agreement.

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

See Item 1. Notes to the Unaudited Condensed Consolidated Financial Statements–Note 5, “Debt” for additional information on the Term Loan Agreement.

Paycheck Protection Program Loan

On April 16, 2020, we entered into a promissory note (the PPP Loan) for a principal amount of approximately $2.2 million from Bank of Montreal under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which is administered by the U.S. Small Business Administration (the SBA). Pursuant to the terms of the CARES Act, the proceeds of the PPP Loan may be used for payroll costs, mortgage interest, rent or utility costs. The PPP Loan bears interest at a rate of 1.0% per annum and, if not forgiven, has a maturity date of April 16, 2022. As long as we made a timely application of forgiveness to the SBA, we were not required to make any payments under the PPP Loan until the forgiveness amount was communicated to us by the SBA. We applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. Effective August 13, 2021, the principal amount of our PPP Loan was reduced to $0.2 million by the SBA and we recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of $2.1 million. The gain is presented in “Gain (loss) on extinguishment of debt” in the unaudited condensed consolidated statements of operations for the year ended December 31, 2021. As of March 31, 2022, the $0.2 million principal amount of the PPP Loan was repaid in full.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

Three Months Ended March 31, 2022 and 2021

We reported a net loss of $92.7 million and $33.4 million for the three months ended March 31, 2022 and 2021, respectively. The table included below sets forth financial information for the periods presented.

	Three Months Ended
	March 31,
In thousands (except per unit and per Boe amounts)	2022	2021	Change
Net income (loss)	$(92,744)	$(33,375)	$(59,369)
Operating revenues:
Oil	62,524	41,270	21,254
Natural gas	8,881	9,087	(206)
Natural gas liquids	10,003	4,909	5,094
Other	194	252	(58)
Operating expenses:
Production:
Lease operating	11,524	9,467	2,057
Workover and other	865	560	305
Taxes other than income	4,951	3,192	1,759
Gathering and other	15,255	13,171	2,084
General and administrative:
General and administrative	4,601	4,233	368
Stock-based compensation	384	594	(210)
Depletion, depreciation and accretion:
Depletion – Full cost	10,067	10,341	(274)
Depreciation – Other	44	126	(82)
Accretion expense	109	128	(19)
Other income (expenses):
Net gain (loss) on derivative contracts	(123,858)	(45,711)	(78,147)
Interest expense and other	(2,688)	(1,370)	(1,318)

Production:
Oil – MBbls	670	719	(49)
Natural Gas - MMcf	2,315	2,133	182
Natural gas liquids – MBbls	273	215	58
Total MBoe(1)	1,329	1,290	39
Average daily production – Boe/d(1)	14,767	14,333	434

Average price per unit (2):
Oil price - Bbl	$93.32	$57.40	$35.92
Natural gas price - Mcf	3.84	4.26	(0.42)
Natural gas liquids price - Bbl	36.64	22.83	13.81
Total per Boe(1)	61.26	42.84	18.42

Average cost per Boe:
Production:
Lease operating	$8.67	$7.34	$1.33
Workover and other	0.65	0.43	0.22
Taxes other than income	3.73	2.47	1.26
Gathering and other	11.48	10.21	1.27
General and administrative:
General and administrative	3.46	3.28	0.18
Stock-based compensation	0.29	0.46	(0.17)
Depletion	7.57	8.02	(0.45)
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Oil, natural gas and natural gas liquids revenues were $81.4 million and $55.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase in revenues is primarily attributable to an approximate $18.42 per Boe increase in our average realized prices (excluding the effects of hedging arrangements). The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors. For the three months ended March 31, 2022 and 2021, production averaged 14,767 Boe/d and 14,333 Boe/d, respectively. In February 2021, we temporarily shut-in production due to inclement weather. The estimated decrease in average daily oil and natural gas production associated with this temporary shut-in was approximately 1,300 Boe/d in the first three months of 2021. Current year production was impacted by natural production declines on our existing producing wells. We last brought new producing wells online in June 2021.

Lease operating expenses were $11.5 million and $9.5 million for the three months ended March 31, 2022 and 2021, respectively. On a per unit basis, lease operating expenses were $8.67 per Boe and $7.34 per Boe for the three months ended March 31, 2022 and 2021, respectively. The increase in lease operating expenses in 2022 results from a market increase in maintenance, power, and chemical costs.

Workover and other expenses were $0.9 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. On a per unit basis, workover and other expenses were $0.65 per Boe and $0.43 per Boe for the three months ended March 31, 2022 and 2021, respectively. The increased workover and other expenses in 2022 relate to more significant workover projects undertaken in the current year.

Taxes other than income were $5.0 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $3.73 per Boe and $2.47 per Boe for the three months ended March 31, 2022 and 2021, respectively.

Gathering and other expenses were $15.3 million and $13.2 million for the three months ended March 31, 2022 and 2021, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Approximately $6.6 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Gathering and marketing fees increased in 2022 as we marketed higher quantities of sour gas production to third parties in the current year period. Approximately $8.7 million and $9.2 million for the three months ended March 31, 2022 and 2021, respectively, relate to operating expenses on our treating equipment and gathering support facilities. The decrease in treating equipment and gathering support facilities expenses in 2022 results from lower operating expenses associated with our treating equipment.

General and administrative expense was $4.6 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively. The increase in general and administrative expense in the current year period is associated with an increase in salaries and benefits costs as well as professional fees incurred, which were partially offset by a decrease in corporate office lease expense. On a per unit basis, general and administrative expenses were $3.46 per Boe and $3.28 per Boe for the three months ended March 31, 2022 and 2021, respectively.

Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $10.1 million and $10.3 million for the three months ended March 31, 2022 and 2021, respectively. On a per unit basis, depletion expense was $7.57 per Boe and $8.02 per Boe for the three months ended March 31, 2022 and 2021, respectively. The depletable base of our unit of production calculation in 2022 was increased by future development costs associated with PUD reserve additions since the three months ended March 31, 2021. We also experienced an increase in proved reserve volumes, primarily from PUD reserve additions, which resulted in a decrease to our depletion rate in 2022 as compared to 2021.

We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At March 31, 2022, we had a $8.8 million derivative asset, $3.6 million of which was classified as current, and we had a $161.4 million derivative liability, $103.2 million of which was classified as current. We recorded a net derivative loss of $123.9 million ($91.1 million net unrealized loss and $32.8 million net realized loss on settled contracts) for the three months ended March 31, 2022. For the three months ended March 31, 2021, we recorded a net derivative loss of $45.7 million ($36.0 million net unrealized loss and $9.7 million net realized loss on settled and early terminated contracts).

Interest expense and other was $2.7 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense and other increased in the current period due to higher interest and the amortization of debt issuance costs associated with our Term Loan Agreement and was partially offset by a $2.0 million change in fair value of the Change of Control Call Option.

Recently Issued Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 1, “Financial Statement Presentation.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments and Hedging Activity

We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil and natural gas prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include fixed-price swaps, costless collars, basis swaps and WTI NYMEX rolls. The total volumes that we hedge through the use of our derivative instruments varies from period to period; however, our requirement under our Term Loan Agreement is to hedge approximately 50% to 85% of our anticipated oil and natural gas production, in varying percentages by year, on a rolling basis for the next four years. Our hedge policies and objectives may change significantly as our operational profile and contractual obligations change but remain consistent with the requirements in effect under our Term Loan Agreement. We do not enter into derivative contracts for speculative trading purposes.

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of March 31, 2022, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, “Derivative and Hedging Activities,” for more details.

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents and restricted cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, “Fair Value Measurements,” for additional information.

Interest Rate Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At March 31, 2022, the principal amount of our debt was $200.0 million, which all bears interest at floating and variable interest rates that are tied to LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At March 31, 2022, the weighted average interest rate on our variable rate debt was 8.01% per year. If the balance of our variable interest rate at March 31, 2022 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $1.6 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2022. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2022	889	$13.36	—	—
February 2022	24,974	17.98	—	—
March 2022	—	—	—	—

(1)	All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock units. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

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

BATTALION OIL CORPORATION

May 9, 2022	By:	/s/ RICHARD H. LITTLE
		Name:	Richard H. Little
		Title:	Chief Executive Officer

May 9, 2022	By:	/s/ R. KEVIN ANDREWS
		Name:	R. Kevin Andrews
		Title:	Executive Vice President, Chief Financial Officer and Treasurer