Form 10-Q
period 2022-06-30
BATTALION OIL CORP
filed 2022-08-08
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ⌧ No ◻

At August 4, 2022, 16,337,910 shares of the Registrant’s Common Stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$73,944	$51,935	$136,468	$93,205
Natural gas	14,759	5,317	23,640	14,404
Natural gas liquids	12,587	6,851	22,590	11,760
Total oil, natural gas and natural gas liquids sales	101,290	64,103	182,698	119,369
Other	221	263	415	515
Total operating revenues	101,511	64,366	183,113	119,884

Operating expenses:
Production:
Lease operating	11,909	10,169	23,433	19,636
Workover and other	1,383	767	2,248	1,327
Taxes other than income	5,372	2,912	10,323	6,104
Gathering and other	15,869	14,331	31,124	27,502
General and administrative	4,588	4,031	9,573	8,858
Depletion, depreciation and accretion	12,601	11,249	22,821	21,844
Total operating expenses	51,722	43,459	99,522	85,271
Income (loss) from operations	49,789	20,907	83,591	34,613

Other income (expenses):
Net gain (loss) on derivative contracts	(31,910)	(53,089)	(155,768)	(98,800)
Interest expense and other	(4,832)	(1,747)	(7,520)	(3,117)
Total other income (expenses)	(36,742)	(54,836)	(163,288)	(101,917)
Income (loss) before income taxes	13,047	(33,929)	(79,697)	(67,304)
Income tax benefit (provision)	—	—	—	—
Net income (loss)	$13,047	$(33,929)	$(79,697)	$(67,304)

Net income (loss) per share of common stock:
Basic	$0.80	$(2.09)	$(4.88)	$(4.14)
Diluted	$0.79	$(2.09)	$(4.88)	$(4.14)
Weighted average common shares outstanding:
Basic	16,338	16,268	16,320	16,250
Diluted	16,510	16,268	16,320	16,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$43,640	$46,864
Accounts receivable, net	53,002	36,806
Assets from derivative contracts	6,146	1,383
Restricted cash	135	1,495
Prepaids and other	927	1,366
Total current assets	103,850	87,914
Oil and natural gas properties (full cost method):
Evaluated	632,004	569,886
Unevaluated	64,760	64,305
Gross oil and natural gas properties	696,764	634,191
Less - accumulated depletion	(362,257)	(339,776)
Net oil and natural gas properties	334,507	294,415
Other operating property and equipment:
Other operating property and equipment	4,045	3,467
Less - accumulated depreciation	(1,027)	(1,035)
Net other operating property and equipment	3,018	2,432
Other noncurrent assets:
Assets from derivative contracts	3,972	2,515
Operating lease right of use assets	539	721
Other assets	3,329	2,270
Total assets	$449,215	$390,267

Current liabilities:
Accounts payable and accrued liabilities	$97,334	$62,826
Liabilities from derivative contracts	91,750	58,322
Current portion of long-term debt	15,000	85
Operating lease liabilities	377	369
Asset retirement obligations	401	—
Total current liabilities	204,862	121,602
Long-term debt, net	188,372	181,565
Other noncurrent liabilities:
Liabilities from derivative contracts	58,138	7,144
Asset retirement obligations	11,686	11,896
Operating lease liabilities	162	352
Other	1,408	4,003
Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,337,910 and 16,273,913 shares issued and outstanding as of
June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	332,766	332,187
Retained earnings (accumulated deficit)	(348,181)	(268,484)
Total stockholders' equity	(15,413)	63,705
Total liabilities and stockholders' equity	$449,215	$390,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2021	16,274	$2	$332,187	$(268,484)	$63,705
Net income (loss)	—	—	—	(92,744)	(92,744)
Long-term incentive plan vestings	89	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	(26)	—	(461)	—	(461)
Stock-based compensation	—	—	452	—	452
Balances at March 31, 2022	16,337	2	332,178	(361,228)	(29,048)
Net income (loss)	—	—	—	13,047	13,047
Long-term incentive plan vestings	1	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	—	—	(6)	—	(6)
Stock-based compensation	—	—	594	—	594
Balances at June 30, 2022	16,338	2	332,766	(348,181)	(15,413)

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

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(79,697)	$(67,304)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and accretion	22,821	21,844
Stock-based compensation, net	857	1,079
Unrealized loss (gain) on derivative contracts	78,201	70,869
Amortization of deferred loan costs	1,807	—
(Gain) loss on sale of other assets	(96)	—
Reorganization items	(744)	—
Accrued settlements on derivative contracts	14,652	6,972
Change in fair value of Change of Control Call Option	(2,595)	—
Other income (expense)	—	(287)
Change in assets and liabilities:
Accounts receivable	(12,596)	(5,488)
Prepaids and other	438	(441)
Accounts payable and accrued liabilities	5,285	1,856
Net cash provided by (used in) operating activities	28,333	29,100

Cash flows from investing activities:
Oil and natural gas capital expenditures	(51,377)	(37,593)
Proceeds received from sale of oil and natural gas properties	—	926
Other operating property and equipment capital expenditures	(705)	—
Proceeds received from sale of other operating property and equipment	96	—
Funds held in escrow and other	—	(2)
Net cash provided by (used in) investing activities	(51,986)	(36,669)

Cash flows from financing activities:
Proceeds from borrowings	20,000	82,000
Repayments of borrowings	(85)	(77,000)
Debt issuance costs	(379)	—
Other	(467)	(268)
Net cash provided by (used in) financing activities	19,069	4,732

Net increase (decrease) in cash, cash equivalents and restricted cash	(4,584)	(2,837)

Cash, cash equivalents and restricted cash at beginning of period	48,359	4,295
Cash, cash equivalents and restricted cash at end of period	$43,775	$1,458

Supplemental cash flow information:
Cash paid for reorganization items	$744	$—

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

Additionally, in periods of increasing commodity prices, the Company continues to be at risk to supply chain issues, including, but not limited to, labor shortages, pipe restrictions and potential delays in obtaining frac and/or drilling related equipment that could impact our business. During these periods, the costs and delivery times of rigs, equipment and supplies may also be substantially greater. The unavailability or high cost of drilling rigs and/or frac crews, pressure pumping equipment, tubulars and other supplies, and of qualified personnel can materially and adversely affect our operations and profitability.

For further information regarding the actual and potential impacts of COVID-19 and supply chain issues on the Company, see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

	June 30, 2022	December 31, 2021

Cash and cash equivalents	$43,640	$46,864
Restricted cash	135	1,495
Total cash, cash equivalents and restricted cash	$43,775	$48,359

Restricted cash consists of funds to collateralize lines of credit.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. As of June 30, 2022 and December 31, 2021, allowances for doubtful accounts were approximately $0.2 million for both periods.

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At June 30, 2022, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Term Loan Agreement.

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

The “Operating lease right of use assets” outstanding on the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 both have initial lease terms of 2.3 years. Payments due under the lease contracts include fixed payments plus, in some instances, variable payments. The table below summarizes the Company’s leases for the six months ended June 30, 2022 and 2021 (in thousands, except term and discount rate):

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended
	June 30,
	2022		2021
Lease cost
Operating lease costs	$196		$235
Short-term lease costs	4,003		1,889
Variable lease costs	—		229
Total lease costs	$4,199		$2,353

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$196		$328
Weighted-average remaining lease term - operating leases	1.4	years	0.2	years
Weighted-average discount rate - operating leases	4.29%		3.70%

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space as of June 30, 2022 are presented in the table below (in thousands):

June 30, 2022
Remaining period in 2022	$196
2023	359
2024	—
2025	—
2026	—
Thereafter	—
Total operating lease payments	555
Less: discount to present value	16
Total operating lease liabilities	539
Less: current operating lease liabilities	377
Noncurrent operating lease liabilities	$162

3. OPERATING REVENUES

Substantially all of the Company’s revenues are derived from single basin operations, the Delaware Basin in Pecos, Reeves, Ward and Winkler Counties, Texas. Revenue is presented disaggregated in the statement of operations by major product, and depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors in the Company’s single basin operations.

Revenue is recognized when the following five steps are completed: (1) identify the contract with the customer, (2) identify the performance obligation (promise) in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, (5) recognize revenue when the reporting organization satisfies a performance obligation. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of the commodity to the customer. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Because the Company’s performance obligations have been satisfied and an unconditional right

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $47.6 million and $35.1 million as of June 30, 2022 and December 31, 2021, respectively, as “Accounts receivable” and “Other assets” on the unaudited condensed consolidated balance sheets.

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

At June 30, 2022, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2022 of the West Texas Intermediate (WTI) crude oil spot price of $85.82 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended June 30, 2022 of the Henry Hub natural gas price of $5.13 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties at June 30, 2022 did not exceed the ceiling amount.

At June 30, 2021, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2021 of the WTI crude oil spot price of $49.72 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended June 30, 2021 of the Henry Hub natural gas price of $2.43 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties at June 30, 2021 did not exceed the ceiling amount.

Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties to the full cost pool, capital spending, and other factors will determine the Company’s ceiling test calculation and impairment analyses in future periods.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DEBT

As of June 30, 2022 and December 31, 2021, the Company’s debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Term loan credit facility(1)	$203,372	$181,565
Paycheck Protection Program loan	—	85
Total debt, net	203,372	181,650
Current portion of long-term debt(2)	15,000	85
Total long-term debt, net	$188,372	$181,565
(1)	Amount is net of $12.4 million and $14.2 million in unamortized debt issuance costs at June 30, 2022 and December 31, 2021, respectively. Amount also excludes the initial fair value allocated to the change of control call option embedded derivative of $4.2 million. Refer to “Term Loan Credit Facility” below for further details.
(2)	As of June 30, 2022, amount represents amortization payments of $15.0 million under the Term Loan Agreement due within one year. As of December 31, 2021, amount represents the balance owed under the Company’s Paycheck Protection Program Loan.

Term Loan Credit Facility

On November 24, 2021, the Company and its wholly owned subsidiary, Halcón Holdings, LLC (Borrower) entered into an Amended and Restated Senior Secured Credit Agreement (Term Loan Agreement) with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. The Term Loan Agreement amends and restates in its entirety the senior secured revolving credit agreement, as amended, (the Senior Credit Agreement) entered into in 2019 as further discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Pursuant to the Term Loan Agreement, the lenders have agreed to loan the Company (i) $200.0 million, which was funded on November 24, 2021 and was partially used to refinance all amounts owed under the Senior Credit Agreement; (ii) up to $20.0 million under the first delayed draw of the Term Loan Agreement, which was drawn on April 29, 2022 and (iii) up to $15.0 million, which amount will be available to be drawn from the date certain wells included in the approved plan of development (APOD) are deemed producing APOD wells until up to 18 months after November 24, 2021, subject to the satisfaction of certain conditions. An additional $5.0 million is available for the issuance of letters of credit. The maturity date of the Term Loan Agreement is November 24, 2025. Until such maturity date, borrowings under the Term Loan Agreement bear interest at a rate per annum equal to LIBOR (or another applicable reference rate, as determined pursuant to the provisions of the Term Loan Agreement) plus an applicable margin of 7.00%.

At June 30, 2022, the Company had $220.0 million indebtedness outstanding and approximately $1.3 million letters of credit outstanding under the Term Loan Agreement. The Company also has available $15.0 million in delayed draw term loans, subject to the satisfaction of certain conditions defined in the agreement.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company may be required to make mandatory prepayments under the Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, the Company is required to make mandatory prepayments when the Consolidated Cash Balance, as defined in the Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted APOD capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance.

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

The Term Loan Agreement also contains certain financial covenants (as defined in the Term Loan Agreement), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.60 to 1.00 as of June 30, 2022, 1.70 to 1.00 as of September 30, 2022, and 1.80 to 1.00 as of December 31, 2022 and each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 3.25 to 1.00 as of June 30, 2022, 3.00 to 1.00 as of September 30, 2022 and December 31, 2022, 2.75 to 1.00 as of March 31, 2023, and 2.50 to 1.00 as of each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, each determined as of the last day of any fiscal quarter period.

As of June 30, 2022, the Company was in compliance with the financial covenants under the Term Loan Agreement.

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

In conjunction with the Term Loan Agreement, the Company agreed to pay a premium to the lenders upon a future change of control event in which a majority of the board of directors or the Chief Executive Officer or the Chief Financial Officer positions do not remain held by the same persons as before the change of control event (Change of Control Call Option). The premium is reduced over time through the payment of interest and certain fees. The Company determined that the Change of Control Call Option was an embedded derivative, concluded the embedded derivative was not clearly and closely related to the host debt instrument, and recorded the initial $4.2 million fair value separately on the unaudited condensed consolidated balance sheet within “Other noncurrent liabilities.” The Change of Control Call Option is subsequently remeasured at fair value each reporting period with fair value changes recorded in “Interest expense and other” on the unaudited consolidated statements of operations. Refer to Note 6 “Fair Value Measurements,” for a discussion of the valuation approach used, the significant inputs to the valuation, and for a reconciliation of the change in fair value of the Change of Control Call Option.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Paycheck Protection Program Loan

In 2020, the Company entered into a promissory note (the PPP Loan) for a principal amount of approximately $2.2 million under the Paycheck Protection Program of the CARES Act. Effective August 13, 2021, the principal amount of the Company’s PPP Loan was reduced to approximately $0.2 million upon forgiveness of $2 million based on the use of loan proceeds for eligible expenses under the CARES Act. The Company recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of $2.1 million presented in “Gain (loss) on extinguishment of debt” in the consolidated statements of operations during the quarter ended September 30, 2021. During the first quarter of 2022, the $0.2 million principal amount of the PPP loan was repaid in full.

6. FAIR VALUE MEASUREMENTS

The Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s unaudited condensed consolidated balance sheets, but also the impact of the Company’s nonperformance risk on its own liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company separates the fair value of its financial instruments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$10,118	$—	$10,118

Liabilities
Liabilities from commodity-based derivative contracts	$—	$149,888	$—	$149,888

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$3,898	$—	$3,898

Liabilities
Liabilities from commodity-based derivative contracts	$—	$65,466	$—	$65,466

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative contracts listed above as Level 2 include fixed-price swaps, collars, basis swaps and WTI NYMEX rolls that are carried at fair value. The Company records the net change in the fair value of these positions in “Net gain (loss) on derivative contracts” in the Company’s unaudited condensed consolidated statements of operations. The Level 2 observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 7, “Derivative and Hedging Activities,” for additional discussion of derivatives.

The Company’s derivative contracts are with major financial institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance.

As discussed in Note 5, “Debt,” the Company recorded the fair value of the Change of Control Call Option separately on the unaudited condensed consolidated balance sheets in “Other noncurrent liabilities.” The fair value of the Change of Control Call Option is subsequently remeasured each reporting period with fair value changes recorded in “Interest expense and other” on the unaudited consolidated statements of operations. The valuation of the Change of Control Call Option includes significant inputs such as the timing and probability of discrete potential exit scenarios, forward LIBOR curves, and discount rates based on implied and market yields. The following table sets forth a reconciliation of the changes in fair value of the Change of Control Call Option classified as Level 3 in the fair value hierarchy (in thousands):

Change of Control
Call Option
Balance at December 31, 2021	$4,003
Change in fair value	(2,595)
Balance at June 30, 2022	$1,408

Estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents and restricted cash, accounts receivable, and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of borrrowings under the Company’s Term Loan Agreement approximates carrying value because the interest rates approximate current market rates.

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

7. DERIVATIVE AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk and interest rate risk. In accordance with the Company’s policy and the requirements under the Term Loan Agreement, it generally hedges a substantial, but varying, portion of anticipated oil and natural gas production for future periods. Derivatives are carried at fair value on the unaudited condensed consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the unaudited condensed consolidated statements of operations for the period in which the change occurs. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations. The Company’s hedge policies and objectives may change

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

significantly as its operational profile changes. The Company does not enter into derivative contracts for speculative trading purposes.

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of June 30, 2022, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

The Company’s crude oil, and natural gas derivative positions at any point in time may consist of fixed-price swaps, costless put/call collars, basis swaps and WTI NYMEX rolls further described as follows:

●	Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas.
●	Costless collars consist of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price and are generally utilized less frequently by the Company than fixed-price swaps.
●	Basis swaps effectively lock in a price differential between regional prices (i.e. Midland) where the product is sold and the relevant pricing index under which the oil production is hedged (i.e. Cushing).
●	WTI NYMEX roll agreements account for pricing adjustments to the trade month versus the delivery month for contract pricing.

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

Derivatives not designated as		Asset derivative contracts			Liability derivative contracts
hedging contracts under ASC 815	Balance sheet location	June 30, 2022	December 31, 2021	Balance sheet location	June 30, 2022	December 31, 2021
Commodity contracts	Current assets - assets from derivative contracts	$6,146	$1,383	Current liabilities - liabilities from derivative contracts	$(91,750)	$(58,322)
Commodity contracts	Other noncurrent assets - assets from derivative contracts	3,972	2,515	Other noncurrent liabilities - liabilities from derivative contracts	(58,138)	(7,144)
Total derivatives not designated as hedging contracts under ASC 815		$10,118	$3,898		$(149,888)	$(65,466)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income on		recognized in income on
		derivative contracts for the		derivative contracts for the
Derivatives not designated	Location of gain or	Three Months Ended		Six Months Ended
as hedging contracts	(loss) recognized in income	June 30,		June 30,
under ASC 815	on derivative contracts	2022	2021	2022	2021
Commodity contracts:
Unrealized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	$12,837	$(34,817)	$(78,201)	$(70,869)
Realized gain (loss) on commodity contracts	Other income (expenses) - net gain (loss) on derivative contracts	(44,747)	(18,272)	(77,567)	(27,931)
Total net gain (loss) on derivative contracts		$(31,910)	$(53,089)	$(155,768)	$(98,800)

At June 30, 2022, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2022	2023	2024	2025	2026
Crude oil fixed-price swap:
Total volumes (Bbls)	1,240,865	2,000,965	1,449,140	1,028,160	212,810
Weighted average price	$52.80	65.75	60.91	59.69	59.83
Crude oil basis swap:
Total volumes (Bbls)	1,222,565	1,937,165	1,413,120	1,000,360	212,810
Weighted average price	$0.41	0.25	0.23	0.17	0.19
Crude oil WTI NYMEX roll:
Total volumes (Bbls)	1,005,565	1,937,165	1,413,120	1,000,360	212,810
Weighted average price	$0.10	0.50	0.28	0.10	0.27
Natural gas fixed-price swap:
Total volumes (MMBtu)	1,167,500	3,957,750	2,658,750	2,428,050
Weighted average price	$3.92	3.36	3.09	3.00
Natural gas producer two-way collar:
Total volumes (MMBtu)	2,473,400	1,742,100	1,424,100	555,700	653,900
Weighted average price (call)	$3.97	5.52	4.70	4.24	4.45
Weighted average price (put)	$3.48	3.86	3.19	3.28	4.00
Natural gas basis swap:
Total volumes (MMBtu)	3,640,900	5,700,600	4,084,350	2,983,750	653,900
Weighted average price	$(0.51)	(0.64)	(0.64)	(0.56)	(0.96)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at June 30, 2022 and December 31, 2021 (in thousands):

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

Gross Amounts Presented in the Consolidated Balance Sheet	$10,118	$3,898	$(149,888)	$(65,466)
Amounts Not Offset in the Consolidated Balance Sheet	(10,118)	(3,898)	10,118	3,898
Net Amount	$—	$—	$(139,770)	$(61,568)

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

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations as of December 31, 2021	$11,896
Liabilities incurred during the period	103
Liabilities settled during the period	(132)
Accretion expense	220
Liability for asset retirement obligations as of June 30, 2022	$12,087

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2022, the Company has a minimum volume commitment with a third party for the purchase of chemicals to treat sour gas production through December 31, 2022. The future payments associated with the minimum volume commitment are approximately $3.3 million.

As of June 30, 2022, the Company has an active drilling rig commitment of approximately $1.7 million through the third quarter of 2022. Termination of the active drilling rig commitment would require an early termination penalty of

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

$0.6 million, which would be in lieu of paying the active drilling rig commitment of $1.7 million. In July 2022, we extended our drilling rig commitment through the fourth quarter of 2022.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of June 30, 2022, the Company had in place two long-term crude oil contracts and 12 long-term natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

10. STOCKHOLDERS’ EQUITY

Incentive Plans

The Company’s board of directors has adopted the 2020 Long-Term Incentive Plan (the Plan), as amended in 2021, in which an aggregate of approximately 1.8 million shares of the Company’s common stock were available for grant pursuant to awards under the Plan. As of June 30, 2022, a maximum of 0.3 million of the Company’s common stock remained reserved for issuance under the Plan. For the six months ended June 30, 2022 and 2021, the Company recognized expense of $0.9 million and $1.1 million, respectively, related to stock-based-compensation awards granted to employees and directors, including grants of stock options and restricted stock. Stock-based compensation expense is recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

Restricted Stock

From time to time, the Company grants shares of restricted stock units (RSUs) under the Plan to employees of the Company. Under the Plan, employee RSUs will generally vest and convert to shares in equal amounts over a three or four year vesting period from the date of the grant, depending on award, or when the performance or market conditions described further described in our Annual Report on Form 10-K occur.

During the six months ended June 30, 2022, the Company granted 0.2 million shares of RSUs at a weighted average grant date fair value of $14.07 per share. At June 30, 2022, the Company had $4.1 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 1.6 years.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options

From time to time, the Company grants stock options under the Plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. Awards granted under the Plan typically vest over a four year period at a rate of one-fourth on the annual anniversary date of the grant and expire seven years from the date of grant. No stock options have been granted during the six month ended June 30, 2022. At June 30, 2022, the Company had $0.3 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1.1 years.

Warrants

On October 8, 2019, the Company entered into a warrant agreement (the Warrant Agreement) with Broadridge Corporate Issuer Solutions, Inc. as the warrant agent, pursuant to which the Company issued approximately 6.9 million warrants (Series A, Series B and Series C Warrants and together, the Warrants) with corresponding initial exercise prices ranging from $40.17 to $60.45 per share, on a pro rata basis to pre-emergence holders of the predecessor Company’s common stock pursuant to the Company’s plan of reorganization. The Warrants do not grant any voting or control rights or dividend rights, or contain any negative covenants restricting the operation of the Company’s business.

Each Warrant represents the right to purchase one share of common stock at the applicable exercise prices, subject to adjustment as provided in the Warrant Agreement and increasing monthly at an annualized rate of 6.75%, compounding monthly. Each series of Warrants issued under the Warrant Agreement has a three-year term, expiring on October 8, 2022. As of June 30, 2022, the Company had 1.8 million Series A, 2.2 million Series B and 2.9 million Series C Warrants outstanding with corresponding exercise prices of $46.15, $55.86 and $70.42 per share, respectively.

11. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic:
Net income (loss)	$13,047	$(33,929)	$(79,697)	$(67,304)
Weighted average basic number of common shares outstanding	16,338	16,268	16,320	16,250
Basic net income (loss) per share of common stock	$0.80	$(2.09)	$(4.88)	$(4.14)

Diluted:
Net income (loss)	$13,047	$(33,929)	$(79,697)	$(67,304)
Weighted average basic number of common shares outstanding	16,338	16,268	16,320	16,250
Common stock equivalent shares representing shares issuable upon:
Exercise of Series A Warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of Series B Warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of Series C Warrants	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	172	Anti-dilutive	Anti-dilutive	Anti-dilutive
Weighted average diluted number of common shares outstanding	16,510	16,268	16,320	16,250
Diluted net income (loss) per share of common stock	$0.79	$(2.09)	$(4.88)	$(4.14)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Common stock equivalents, including warrants and options totaling 7.4 million for the quarter ended June 30, 2022 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive. Common stock equivalents, including warrants, options and restricted stock units, totaling 7.7 million for the six months ended June 30, 2022 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

Common stock equivalents, including warrants, options and restricted stock units, totaling 7.7 million for the six months ended June 30, 2021 were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

12. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$47,221	$34,110
Joint interest accounts	5,590	2,503
Other	191	193
	$53,002	$36,806
Prepaids and other:
Prepaids	$536	$975
Funds in escrow	390	390
Other	1	1
	$927	$1,366
Other assets (Non-current):
Investment in unconsolidated affiliate(1)	$1,653	$—
Oil, natural gas and natural gas liquids revenues	417	1,010
Funds in escrow	1,228	1,227
Other	31	33
	$3,329	$2,270
Accounts payable and accrued liabilities:
Trade payables	$36,885	$25,315
Accrued oil and natural gas capital costs	20,518	4,881
Revenues and royalties payable	29,534	22,763
Accrued interest expense	57	42
Accrued employee compensation	2,073	3,735
Accrued lease operating expenses	6,212	6,090
Drilling advances from partners	2,055	—
	$97,334	$62,826

(1)	In May 2022, we entered into a joint venture with Caracara Services, LLC (“Caracara”) to develop an acid gas treatment facility to remove hydrogen sulfide and carbon dioxide from our produced natural gas. We also entered into a gas treating agreement with the joint venture, Brazos Amine Treater, LLC (“BAT”), and have a minimum volume commitment of [20] MMcf per day, with certain rollover rights and start-up flexibility, for an initial term of five years from the in service date of the facility. Caracara will provide all necessary capital for the construction of the treatment facility. We contributed certain full cost pool assets to the joint venture in exchange for a retained 5% equity interest in BAT, an unconsolidated subsidiary. For accounting purposes, since we do not control the key activities (e.g. operating and maintaining the facility) which most significantly impact economic performance nor do we have the obligation to absorb losses or the right to receive benefits that could

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

potentially be significant, we are not the primary beneficiary of BAT. Accordingly, we account for our investment in BAT using the equity method of accounting based on our ability to exercise significant influence, but not control, over the key activities of the joint venture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three and six months ended June 30, 2022 and 2021 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Our total operating revenues for the first six months of 2022 and 2021 were $183.1 million and $119.9 million, respectively. The increase in revenues is primarily attributable to an approximate $23.62 per Boe increase in average realized prices (excluding the effects of hedging arrangements). During the first six months of 2022, production averaged 14,906 Boe/d compared to average production of 14,956 Boe/d during the six months of 2021. In February 2021, we temporarily shut-in production due to inclement weather. The estimated decrease in average daily oil and natural gas production associated with this temporary shut-in was approximately 600 Boe/d in the first six months of 2021. Current year production was impacted by natural production declines on our existing producing wells. For the six months ended June 30, 2022, we drilled and cased 5 gross (4.84 net) operated wells and completed and put online 5 gross and net operated wells.

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

Additionally, since oil and natural gas prices are inherently volatile, sustained lower commodity prices could result in impairment charges under our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the crude oil price for July 2022 of $110.2 per barrel, and holding it constant for two months to create a trailing 12-month period of average prices that is more reflective of recent price trends, our ceiling test calculation would not have generated an impairment, holding all other inputs and factors constant. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Recent Developments

In May 2022, we entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility (the “Facility”) in Winkler County, Texas. The joint venture, operating as Brazos Amine Treater, LLC (“BAT”), has also entered into a Gas Treating Agreement (“GTA”) with us for gas production from our Monument Draw area. In exchange for contributing to the joint venture a wellbore with an approved permit for the injection of acid gas and surface land, we retained a 5% equity interest in BAT, an unconsolidated subsidiary. Caracara is obligated to provide all necessary capital for the construction of the Facility, which is expected to come online on or before twelve months from the effective date of the GTA, with an initial capacity of approximately 30 MMcf per day, and a design capacity to treat up to 10% combined concentrations for H2S and CO2. Under the GTA, we will pay a treating rate that varies based on volumes delivered to the Facility for a term that will last 20 years from the in-service date of the Facility and have a minimum volume commitment of 20 MMcf per day, with certain rollover rights and start-up flexibility, for an initial term of five years from the in service date of the Facility, which can be extended up to seven years under certain conditions.

Capital Resources and Liquidity

Overview. At June 30, 2022, we had $43.6 million of cash and cash equivalents, $220.0 million of indebtedness outstanding, approximately $1.3 million letters of credit outstanding and $15.0 million in delayed draw term loans available to be drawn under our Term Loan Agreement, subject to the satisfaction of certain conditions defined in the agreement.

Capital Expenditures. During 2022, we expect to spend approximately $130.0 million to $150.0 million in capital expenditures, including drilling, completion, support infrastructure and other capital costs. Included in our remaining 2022 capital expenditures budget is approximately $4.7 million associated with an active drilling rig commitment through the fourth quarter of 2022. We also have a minimum volume commitment of approximately $3.3 million with a third party for the purchase of chemicals to treat sour gas production through December 31, 2022. Our capital spending requirements and commitments are expected to be funded with cash and cash equivalents on hand from the funding of our Term Loan Agreement (which is further described below) and cash flows from operations.

Debt Obligations. On November 24, 2021, we and our wholly owned subsidiary, Halcón Holdings, LLC (Borrower) entered into the Term Loan Agreement with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. The Term Loan Agreement amends and restates in its entirety our previous revolving credit agreement. Pursuant to the Term Loan Agreement, the lenders agreed to loan us (i) $200.0 million, which funded on November 24, 2021 and was partially used to refinance all amounts owed under the Senior Credit Agreement; (ii) up to $20.0 million under the first delayed draw of the Term Loan Agreement, which was drawn on April 29, 2022 and (iii) up to $15.0 million, which amount will be available to be drawn from the date certain wells included in the approved plan of development (APOD) are deemed producing APOD wells until up to 18 months after November 24, 2021, subject to the satisfaction of certain conditions. An additional $5.0 million is available for the issuance of letters of credit. The maturity date of the Term Loan Agreement is November 24, 2025. Until such maturity date, borrowings under the Term Loan Agreement shall bear interest at a rate per annum equal to LIBOR (or another applicable reference rate, as determined pursuant to the provisions of the Term Loan Agreement) plus an applicable margin of 7.00%.

We may be required to make mandatory prepayments of the loans under the Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, we are required to make mandatory prepayments when our Consolidated Cash Balance, as defined in the Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted APOD capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance. We are required to make scheduled amortization payments in the aggregate amount of $120.0 million from the fiscal quarter ending March 31, 2023 through the fiscal quarter ending September 30, 2025. Amounts outstanding under the Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and all of the equity interests of the Borrower held by us. As part of the Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Term Loan Agreement also contains certain financial covenants (as defined in the Term Loan Agreement), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.60 to 1.00 as of June 30, 2022, 1.70 to 1.00 as of September 30, 2022, and 1.80 to 1.00 as of December 31, 2022 and each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 3.25 to 1.00 as of June 30, 2022, 3.00 to 1.00 as of September 30, 2022 and December 31, 2022, 2.75 to 1.00 as of March 31, 2023, and 2.50 to 1.00 as of each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, each determined as of the last day of any fiscal quarter period.

As of June 30, 2022, the Company was in compliance with the financial covenants under the Term Loan Agreement.

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

While we have been largely been successful in obtaining modifications of our covenants as needed (which last occurred in 2020 under our revolving credit facility which was replaced by our Term Loan Agreement in 2021), there can be no assurance that we will be successful in the future. In the event we are not successful in obtaining covenant modifications, if needed, there is no assurance that we will be successful in implementing alternatives that allow us to maintain compliance with our covenants or that we will be successful in obtaining alternative financing that provides us with the liquidity that we need to operate our business. Even if successful, alternative sources of financing could prove more expensive than borrowings under our Term Loan Agreement.

Other Risks and Uncertainties. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Cash is required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves, which is typical in the capital-intensive oil and natural gas industry. We strive to maintain financial flexibility while pursuing our drilling plans and may access capital markets, pursue joint ventures, sell assets and engage in other transactions as necessary to, among other things, maintain sufficient liquidity, facilitate drilling on our undeveloped acreage position and permit us to selectively expand our acreage. Our ability to complete such transactions and maintain or increase our liquidity is subject to a number of variables, including our level of oil and natural gas production, proved reserves and commodity prices, the amount and cost of our indebtedness, as well as various economic and market conditions that have historically affected the oil and natural gas industry. Even if we are otherwise successful in growing our proved reserves and production, if oil and natural gas prices decline for a sustained period of time, our ability to fund our capital expenditures, complete acquisitions, reduce debt, meet our financial obligations and become profitable may be materially impacted.

In periods of increasing commodity prices, the Company also continues to be at risk to supply chain issues, including, but not limited to, labor shortages, pipe restrictions and potential delays in obtaining frac and/or drilling related equipment that could impact our business. During these periods, the costs and delivery times of rigs, equipment and supplies may also be substantially greater. The unavailability or high cost of drilling rigs and/or frac crews, pressure pumping equipment, tubulars and other supplies, and of qualified personnel can materially and adversely affect our operations and profitability.

We are also continuously monitoring the current and potential impacts of the novel coronavirus (COVID-19) pandemic on our business, including how it has and may continue to impact our operations, financial results, liquidity, contractors, customers, employees and vendors, and taking appropriate actions in response, including implementing various measures to ensure the continued operation of our business in a safe and secure manner.

During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand for oil and natural gas and increases in oil and natural gas prices. Further, in 2022, the effects of Russian sanctions amidst the conflict with Ukraine have pushed oil and gas prices higher. However, there remains the potential for demand for oil and natural gas to be adversely impacted by the economic effects of rising interest rates and tightening monetary policies, as well as the ongoing COVID-19 pandemic, including as a consequence of the circulation of more infectious “variants” of the disease, vaccine hesitancy, waning vaccine effectiveness or other factors. As a consequence, the Company is unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by these or other factors. For further information regarding risk factors which could impact the Company, see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Actual or anticipated declines in domestic or foreign economic activity or growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from international conflicts, efforts to contain the COVID-19 coronavirus or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price received for oil and natural gas production or adversely impacting our ability to comply with covenants in our Term Loan Agreement. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations, cash flows and, potentially, compliance with the covenants contained in our Term Loan Agreement.

Cash Flow

Net increase (decrease) in cash and cash equivalents is summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021

Cash flows provided by (used in) operating activities	$28,333	$29,100
Cash flows provided by (used in) investing activities	(51,986)	(36,669)
Cash flows provided by (used in) financing activities	19,069	4,732
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,584)	$(2,837)

Operating Activities. Net cash flows provided by operating activities for the six months ended June 30, 2022 and 2021 were $28.3 million and $29.1 million, respectively. Operating cash flows for the six months ended June 30, 2022 decreased from the six months ended June 30, 2021 due primarily to realized losses from derivative contracts incurred in the six months ended June 30, 2022 as a result of increased commodity prices partially offset by higher total operating revenues due to an approximate $23.62 per Boe increase in average realized prices in the six months ended June 30, 2022.

Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2022 and 2021 were approximately $52.0 million and $36.7 million, respectively.

During the six months ended June 30, 2022, we spent $51.4 million on oil and natural gas capital expenditures, of which $45.7 million related to drilling and completion costs and $3.8 million related to the development of our treating equipment and gathering support infrastructure.

During the six months ended June 30, 2021, we spent $37.6 million on oil and natural gas capital expenditures, of which $33.0 million related to drilling and completion costs and $3.1 million related to the development of our treating equipment and gathering support infrastructure. We received $0.9 million in proceeds from the sale of oil and natural gas properties.

Financing Activities. Net cash flows provided by financing activities for the six months ended June 30, 2022 and 2021 were approximately $19.1 million and $4.7 million. During the six months ended June 30, 2022, we borrowed the $20 million available under the first delayed draw of the Term Loan Agreement. During the six months ended June 30, 2021, net borrowings of $5.0 million under our Senior Credit Agreement were used to partially fund our drilling and completions program and the development of our treating equipment and gathering support facilities.

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

Results of Operations

Three Months Ended June 30, 2022 and 2021

We reported a net income (loss) of $13.0 million and $(33.9) million for the three months ended June 30, 2022 and 2021, respectively. The table included below sets forth financial information for the periods presented.

	Three Months Ended
	June 30,
In thousands (except per unit and per Boe amounts)	2022	2021	Change
Net income (loss)	$13,047	$(33,929)	$46,976
Operating revenues:
Oil	73,944	51,935	22,009
Natural gas	14,759	5,317	9,442
Natural gas liquids	12,587	6,851	5,736
Other	221	263	(42)
Operating expenses:
Production:
Lease operating	11,909	10,169	1,740
Workover and other	1,383	767	616
Taxes other than income	5,372	2,912	2,460
Gathering and other	15,869	14,331	1,538
General and administrative:
General and administrative	4,115	3,546	569
Stock-based compensation	473	485	(12)
Depletion, depreciation and accretion:
Depletion – Full cost	12,414	11,015	1,399
Depreciation – Other	76	105	(29)
Accretion expense	111	129	(18)
Other income (expenses):
Net gain (loss) on derivative contracts	(31,910)	(53,089)	21,179
Interest expense and other	(4,832)	(1,747)	(3,085)

Production:
Oil – MBbls	674	805	(131)
Natural Gas - MMcf	2,355	2,055	300
Natural gas liquids – MBbls	303	270	33
Total MBoe(1)	1,369	1,417	(48)
Average daily production – Boe/d(1)	15,044	15,571	(527)

Average price per unit (2):
Oil price - Bbl	$109.71	$64.52	$45.19
Natural gas price - Mcf	6.27	2.59	3.68
Natural gas liquids price - Bbl	41.54	25.37	16.17
Total per Boe(1)	73.99	45.24	28.75

Average cost per Boe:
Production:
Lease operating	$8.70	$7.18	$1.52
Workover and other	1.01	0.54	0.47
Taxes other than income	3.92	2.06	1.86
Gathering and other	11.59	10.11	1.48
General and administrative:
General and administrative	3.01	2.50	0.51
Stock-based compensation	0.35	0.34	0.01
Depletion	9.07	7.77	1.30
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Oil, natural gas and natural gas liquids revenues were $101.3 million and $64.1 million for the three months ended June 30, 2022 and 2021, respectively. The increase in revenues is primarily attributable to an approximate $28.75 per Boe increase in our average realized prices (excluding the effects of hedging arrangements). The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors. For the three months ended June 30, 2022 and 2021, production averaged 15,044 Boe/d and 15,571 Boe/d, respectively.

Lease operating expenses were $11.9 million and $10.2 million for the three months ended June 30, 2022 and 2021, respectively. On a per unit basis, lease operating expenses were $8.70 per Boe and $7.18 per Boe for the three months ended June 30, 2022 and 2021, respectively. The increase in lease operating expenses in 2022 results primarily from a market increase in maintenance, power, and chemical costs..

Workover and other expenses were $1.4 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. On a per unit basis, workover and other expenses were $1.01 per Boe and $0.54 per Boe for the three months ended June 30, 2022 and 2021, respectively. The increased workover and other expenses in 2022 relate to more significant workover projects undertaken in the current period.

Taxes other than income were $5.4 million and $2.9 million for the three months ended June 30, 2022 and 2021, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $3.92 per Boe and $2.06 per Boe for the three months ended June 30, 2022 and 2021, respectively.

Gathering and other expenses were $15.9 million and $14.3 million for the three months ended June 30, 2022 and 2021, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Approximately $6.8 million and $4.6 million for the three months ended June 30, 2022 and 2021, respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Gathering and marketing fees increased in 2022 as we marketed higher quantities of sour gas production to third parties in the current year period. Approximately $9.1 million and $9.7 million for the three months ended June 30, 2022 and 2021, respectively, relate to operating expenses on our treating equipment and gathering support facilities. The decrease in treating equipment and gathering support facilities expenses in 2022 results from lower operating expenses associated with our treating equipment.

General and administrative expense was $4.1 million and $3.5 million for the three months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expense in the current period is primarily associated with an increase in professional fees partially offset by a decrease in corporate office lease expense, payroll and benefits costs. On a per unit basis, general and administrative expenses were $3.01 per Boe and $2.50 per Boe for the three months ended June 30, 2022 and 2021, respectively.

Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $12.4 million and $11.0 million for the three months ended June 30, 2022 and 2021, respectively. On a per unit basis, depletion expense was $9.07 per Boe and $7.77 per Boe for the three months ended June 30, 2022 and 2021, respectively. The increase in our depletion rate for the quarter ended June 30, 2022 compared to the same period in 2021 is primarily due to increased future development costs in 2022 compared to 2021 associated with PUD reserve additions during the periods

We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At June 30, 2022, we had a $10.1 million derivative asset, $6.1 million of which was classified as current, and we had a $149.9 million derivative liability, $91.8 million of which was classified as current. We recorded a net derivative loss of $31.9 million ($12.8 million net unrealized gain and $44.7 million net realized loss on settled contracts) for the three months ended June 30, 2022. For the three months ended June 30, 2021, we recorded a net derivative loss of $53.1 million ($34.8 million net unrealized loss and $18.3 million net realized loss on settled and early terminated contracts).

Interest expense and other was $4.8 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively. Interest expense and other primarily increased in the current period due to higher debt balances in 2022, increased interest rates and amortization of debt issuance costs associated with our Term Loan Agreement entered into in 2022. This was partially offset by a $0.6 million change in the fair value of the Change of Control Call Option.

Six Months Ended June 30, 2022 and 2021

We reported a net loss of $(79.7) million and $(67.3) million for the six months ended June 30, 2022 and 2021, respectively. The table included below sets forth financial information for the periods presented.

	Six Months Ended
	June 30,
In thousands (except per unit and per Boe amounts)	2022	2021	Change
Net income (loss)	$(79,697)	$(67,304)	$(12,393)
Operating revenues:
Oil	136,468	93,205	43,263
Natural gas	23,640	14,404	9,236
Natural gas liquids	22,590	11,760	10,830
Other	415	515	(100)
Operating expenses:
Production:
Lease operating	23,433	19,636	3,797
Workover and other	2,248	1,327	921
Taxes other than income	10,323	6,104	4,219
Gathering and other	31,124	27,502	3,622
General and administrative:
General and administrative	8,716	7,779	937
Stock-based compensation	857	1,079	(222)
Depletion, depreciation and accretion:
Depletion – Full cost	22,481	21,356	1,125
Depreciation – Other	120	231	(111)
Accretion expense	220	257	(37)
Other income (expenses):
Net gain (loss) on derivative contracts	(155,768)	(98,800)	(56,968)
Interest expense and other	(7,520)	(3,117)	(4,403)

Production:
Oil – MBbls	1,344	1,524	(180)
Natural Gas - MMcf	4,670	4,188	482
Natural gas liquids – MBbls	576	485	91
Total MBoe(1)	2,698	2,707	(9)
Average daily production – Boe(1)	14,906	14,956	(50)

Average price per unit (2):
Oil price - Bbl	$101.54	$61.16	$40.38
Natural gas price - Mcf	5.06	3.44	1.62
Natural gas liquids price - Bbl	39.22	24.25	14.97
Total per Boe(1)	67.72	44.10	23.62

Average cost per Boe:
Production:
Lease operating	$8.69	$7.25	$1.44
Workover and other	0.83	0.49	0.34
Taxes other than income	3.83	2.25	1.58
Gathering and other	11.54	10.16	1.38
General and administrative:
General and administrative	3.23	2.87	0.36
Stock-based compensation	0.32	0.40	(0.08)
Depletion	8.33	7.89	0.44
(1)	Natural gas reserves are converted to oil reserves using a ratio of six Mcf to one Bbl of oil. This ratio is based on energy equivalency, not price equivalency. The price for a barrel of oil equivalent for natural gas is substantially lower than the price for a barrel of oil.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Oil, natural gas and natural gas liquids revenues were $182.7 million and $119.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase in revenues is primarily attributable to an approximate $23.62 per Boe increase in our average realized prices (excluding the effects of hedging arrangements). The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors. For the six months ended June 30, 2022 and 2021, production averaged 14,906 Boe/d and 14,956 Boe/d, respectively. In February 2021, we temporarily shut-in production due to inclement weather. The estimated decrease in average daily oil and natural gas production associated with this temporary shut-in was approximately 600 Boe/d in the first six months of 2021. Current year production was impacted by natural production declines on our existing producing wells.

Lease operating expenses were $23.4 million and $19.6 million for the six months ended June 30, 2022 and 2021, respectively. On a per unit basis, lease operating expenses were $8.69 per Boe and $7.25 per Boe for the six months ended June 30, 2022 and 2021, respectively. The increase in lease operating expenses in 2022 results primarily from a market increase in maintenance, power, and chemical costs.

Workover and other expenses were $2.2 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. On a per unit basis, workover and other expenses were $0.83 per Boe and $0.49 per Boe for the six months ended June 30, 2022 and 2021, respectively. The increased workover and other expenses in 2022 relate to more significant workover projects undertaken in the current period.

Taxes other than income were $10.3 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $3.83 per Boe and $2.25 per Boe for the six months ended June 30, 2022 and 2021, respectively.

Gathering and other expenses were $31.1 million and $27.5 million for the six months ended June 30, 2022 and 2021, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Approximately $13.4 million and $8.6 million for the six months ended June 30, 2022 and 2021, respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Gathering and marketing fees increased in 2022 as we marketed higher quantities of sour gas production to third parties in the current year period. Approximately $17.8 million and $18.9 million for the six months ended June 30, 2022 and 2021, respectively, relate to operating expenses on our treating equipment and gathering support facilities. The decrease in treating equipment and gathering support facilities expenses in 2022 results from lower operating expenses associated with our treating equipment.

General and administrative expense was $8.7 million and $7.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase in general and administrative expense in the current year period is primarily associated with an increase in professional fees and payroll and benefits. On a per unit basis, general and administrative expenses were $3.23 per Boe and $2.87 per Boe for the three months ended June 30, 2022 and 2021, respectively.

Depletion expense was $22.5 million and $21.4 million for the six months ended June 30, 2022 and 2021, respectively. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. On a per unit basis, depletion expense was $8.33 per Boe and $7.89 per Boe for the six months ended June 30, 2022 and 2021, respectively. The increase in our depletion rate for the six months ended June 30, 2022 compared to the same period in 2021 is primarily due to increased future development costs in 2022 compared to 2021 associated with PUD reserve additions during the periods

We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At June 30, 2022, we had a $10.1 million derivative asset, $6.1 million of which was classified as current, and we had a

$149.9 million derivative liability, $91.8 million of which was classified as current. We recorded a net derivative loss of $155.8 million ($78.2 million net unrealized loss and $77.6 million net realized loss on settled and early terminated contracts) for the six months ended June 30, 2022. For the six months ended June 30, 2021, we recorded a net derivative loss of $98.8 million ($70.9 million net unrealized loss and $27.9 million net realized loss on settled and early terminated contracts).

Interest expense and other was $7.5 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. Interest expense and other increased in the current period due primarily to higher debt balances in 2022, an increase in interest rates and amortization of debt issuance costs associated with our Term Loan Agreement entered in to in 2022. This was partially offset by a $2.6 million change in the fair value of the Change of Control Call Option.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of June 30, 2022, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, “Derivative and Hedging Activities,” for more details.

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information, involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents and restricted cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, “Fair Value Measurements,” for additional information.

Interest Rate Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At June 30, 2022, the principal amount of our debt was $220.0 million, which all bears interest at floating and variable interest rates that are tied to LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At June 30, 2022, the weighted average interest rate on our variable rate debt was 9.25% per year. If the balance of our variable interest rate at June 30, 2022 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.0 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2022. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2022	185	$19.64	—	—
May 2022	—	—	—	—
June 2022	185	15.10	—	—

(1)	All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock units. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

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

BATTALION OIL CORPORATION

August 8, 2022	By:	/s/ RICHARD H. LITTLE
		Name:	Richard H. Little
		Title:	Chief Executive Officer

August 8, 2022	By:	/s/ R. KEVIN ANDREWS
		Name:	R. Kevin Andrews
		Title:	Executive Vice President, Chief Financial Officer and Treasurer