Form 10-Q
period 2022-09-30
BATTALION OIL CORP
filed 2022-11-14
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

At November 9, 2022, 16,344,815 shares of the Registrant’s Common Stock were outstanding.

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	5
	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and December 31, 2021	6
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2022 and the Year Ended December 31, 2021	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	34
ITEM 4.	Controls and Procedures	34

PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	35
ITEM 1A.	Risk Factors	35
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
ITEM 3.	Defaults Upon Senior Securities	36
ITEM 4.	Mine Safety Disclosures	36
ITEM 5.	Other Information	36
ITEM 6.	Exhibits	36
Signatures		38

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, are forward looking statements and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in commodity prices for oil, natural gas and natural gas liquids;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars, which may be subject to inflation caused by labor shortages, supply shortages and increased demand, and other inflationary pressures
●	our ability to secure adequate sour gas treating and/or sour gas take-away capacity and/or our ability to place our planned acid gas treatment facility in service in our Monument Draw area on-time sufficient to handle production volumes and achieve anticipated levels of sour gas treating cost reductions in the future
●	drilling and operating risks, including accidents, equipment failures, fires, and leaks of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	our ability to retain key members of senior management, the board of directors and key technical employees;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;
●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;
●	exploration and development risks;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, such as the conflict between Ukraine and Russia, and acts of terrorism or sabotage;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$70,406	$60,023	$206,874	$153,228
Natural gas	15,656	9,435	39,296	23,839
Natural gas liquids	12,644	11,046	35,234	22,806
Total oil, natural gas and natural gas liquids sales	98,706	80,504	281,404	199,873
Other	443	312	858	827
Total operating revenues	99,149	80,816	282,262	200,700

Operating expenses:
Production:
Lease operating	12,265	11,979	35,698	31,615
Workover and other	2,559	990	4,807	2,317
Taxes other than income	5,613	3,082	15,936	9,186
Gathering and other	16,663	15,934	47,787	43,436
General and administrative	4,498	4,491	14,071	13,349
Depletion, depreciation and accretion	13,615	10,885	36,436	32,729
Total operating expenses	55,213	47,361	154,735	132,632
Income (loss) from operations	43,936	33,455	127,527	68,068

Other income (expenses):
Net gain (loss) on derivative contracts	67,634	(20,571)	(88,134)	(119,371)
Interest expense and other	(5,682)	(1,900)	(13,202)	(5,017)
Gain (loss) on extinguishment of debt	-	2,068	—	2,068
Total other income (expenses)	61,952	(20,403)	(101,336)	(122,320)
Income (loss) before income taxes	105,888	13,052	26,191	(54,252)
Income tax benefit (provision)	—	—	—	—
Net income (loss)	$105,888	$13,052	$26,191	$(54,252)

Net income (loss) per share of common stock:
Basic	$6.48	$0.80	$1.60	$(3.34)
Diluted	$6.42	$0.79	$1.59	$(3.34)
Weighted average common shares outstanding:
Basic	16,340	16,270	16,327	16,257
Diluted	16,483	16,428	16,496	16,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$33,499	$46,864
Accounts receivable, net	39,867	36,806
Assets from derivative contracts	18,225	1,383
Restricted cash	60	1,495
Prepaids and other	958	1,366
Total current assets	92,609	87,914
Oil and natural gas properties (full cost method):
Evaluated	680,202	569,886
Unevaluated	65,021	64,305
Gross oil and natural gas properties	745,223	634,191
Less - accumulated depletion	(375,648)	(339,776)
Net oil and natural gas properties	369,575	294,415
Other operating property and equipment:
Other operating property and equipment	4,223	3,467
Less - accumulated depreciation	(1,072)	(1,035)
Net other operating property and equipment	3,151	2,432
Other noncurrent assets:
Assets from derivative contracts	8,789	2,515
Operating lease right of use assets	446	721
Other assets	2,933	2,270
Total assets	$477,503	$390,267

Current liabilities:
Accounts payable and accrued liabilities	$100,198	$62,826
Liabilities from derivative contracts	41,088	58,322
Current portion of long-term debt	25,041	85
Operating lease liabilities	381	369
Asset retirement obligations	222	—
Total current liabilities	166,930	121,602
Long-term debt, net	179,372	181,565
Other noncurrent liabilities:
Liabilities from derivative contracts	23,583	7,144
Asset retirement obligations	15,250	11,896
Operating lease liabilities	65	352
Other	960	4,003
Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,343,814 and 16,273,913 shares issued and outstanding as of
September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	333,634	332,187
Retained earnings (accumulated deficit)	(242,293)	(268,484)
Total stockholders' equity	91,343	63,705
Total liabilities and stockholders' equity	$477,503	$390,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2021	16,274	$2	$332,187	$(268,484)	$63,705
Net income (loss)	—	—	—	(92,744)	(92,744)
Long-term incentive plan vestings	89	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	(26)	—	(461)	—	(461)
Stock-based compensation	—	—	452	—	452
Balances at March 31, 2022	16,337	2	332,178	(361,228)	(29,048)
Net income (loss)	—	—	—	13,047	13,047
Long-term incentive plan vestings	1	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	—	—	(6)	—	(6)
Stock-based compensation	—	—	594	—	594
Balances at June 30, 2022	16,338	2	332,766	(348,181)	(15,413)
Net income (loss)	—	—	—	105,888	105,888
Long-term incentive plan vestings	8	—	—	—	—
Reduction in shares to cover
individuals' tax withholding	(2)	—	(25)	—	(25)
Stock-based compensation	—	—	893	—	893
Balances at September 30, 2022	16,344	$2	$333,634	$(242,293)	$91,343

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

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$26,191	$(54,252)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and accretion	36,436	32,729
Stock-based compensation, net	1,540	1,560
Unrealized loss (gain) on derivative contracts	(23,911)	69,053
Amortization of deferred loan costs	2,726	—
Reorganization items	(744)	—
Loss (gain) on extinguishment of debt	—	(2,068)
Accrued settlements on derivative contracts	7,493	6,769
Change in fair value of Change of Control Call Option	(3,043)	—
Other income (expense)	(128)	(229)
Change in assets and liabilities:
Accounts receivable	(1,605)	(8,432)
Prepaids and other	407	806
Accounts payable and accrued liabilities	8,452	1,196
Net cash provided by (used in) operating activities	53,814	47,132

Cash flows from investing activities:
Oil and natural gas capital expenditures	(86,998)	(47,204)
Proceeds received from sale of oil and natural gas properties	1	947
Other operating property and equipment capital expenditures	(949)	(7)
Other	166	16
Net cash provided by (used in) investing activities	(87,780)	(46,248)

Cash flows from financing activities:
Proceeds from borrowings	20,122	145,000
Repayments of borrowings	(85)	(148,021)
Debt issuance costs	(379)	—
Other	(492)	(290)
Net cash provided by (used in) financing activities	19,166	(3,311)

Net increase (decrease) in cash, cash equivalents and restricted cash	(14,800)	(2,427)

Cash, cash equivalents and restricted cash at beginning of period	48,359	4,295
Cash, cash equivalents and restricted cash at end of period	$33,559	$1,868

Supplemental cash flow information:
Cash paid for reorganization items	$744	$—

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

Risk and Uncertainties

Supply chain issues. In periods of increasing commodity prices, the Company continues to be at risk to supply chain issues, including, but not limited to, labor shortages, pipe restrictions and potential delays in obtaining frac and/or drilling related equipment that could impact our business. During these periods, the costs and delivery times of rigs, equipment and supplies may also be substantially greater. The unavailability or high cost of drilling rigs and/or frac crews, pressure pumping equipment, tubulars and other supplies, and of qualified personnel can materially and adversely affect our operations and profitability.

COVID-19. The Company is continuously monitoring the current and potential impacts of the novel coronavirus (COVID-19) pandemic on its business, including how it has and may continue to impact its operations, financial results, liquidity, contractors, customers, employees and vendors, and taking appropriate actions in response, including implementing various measures to ensure the continued operation of its business in a safe and secure manner.

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

For further information regarding supply chain issues and the actual and potential impacts of COVID-19 on the Company, see “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

	September 30, 2022	December 31, 2021

Cash and cash equivalents	$33,499	$46,864
Restricted cash	60	1,495
Total cash, cash equivalents and restricted cash	$33,559	$48,359

Restricted cash consists of funds to collateralize lines of credit.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. The Company establishes provisions for losses on accounts receivable if it determines that collection of all or part of the outstanding balance is doubtful. The Company regularly reviews collectability and establishes or adjusts the allowance for doubtful accounts as necessary using the specific identification method. As of both September 30, 2022 and December 31, 2021, allowances for doubtful accounts were approximately $0.2 million.

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At September 30, 2022, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Term Loan Agreement.

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

The “Operating lease right of use assets” outstanding on the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 both have initial lease terms of 2.3 years. Payments due under the lease contracts include fixed payments plus, in some instances, variable payments. The table below summarizes the Company’s leases for the nine months ended September 30, 2022 and 2021 (in thousands, except term and discount rate):

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended
	September 30,
	2022		2021
Lease cost
Operating lease costs	$294		$346
Short-term lease costs	6,112		2,231
Variable lease costs	—		307
Total lease costs	$6,406		$2,884

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$294		$439
Right-of-use assets obtained in exchange for new operating lease liabilities			841
Weighted-average remaining lease term - operating leases	1.2	years	2.2	years
Weighted-average discount rate - operating leases	4.29%		4.29%

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space as of September 30, 2022 are presented in the table below (in thousands):

September 30, 2022
Remaining period in 2022	$98
2023	359
2024	—
2025	—
2026	—
Thereafter	—
Total operating lease payments	457
Less: discount to present value	11
Total operating lease liabilities	446
Less: current operating lease liabilities	381
Noncurrent operating lease liabilities	$65

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

Revenue is recognized when the following five steps are completed: (1) identify the contract with the customer, (2) identify the performance obligation (promise) in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, (5) recognize revenue when the reporting organization satisfies a performance obligation. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of the commodity to the customer. Revenue is measured based on consideration specified in a contract with a customer and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of $36.5 million and $35.1 million as of September 30, 2022 and December 31, 2021, respectively, as “Accounts receivable, net” on the unaudited condensed consolidated balance sheets.

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

At September 30, 2022, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2022 of the West Texas Intermediate (WTI) crude oil spot price of $92.16 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended September 30, 2022 of the Henry Hub natural gas price of $6.13 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties at September 30, 2022 did not exceed the ceiling amount.

At September 30, 2021, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2021 of the WTI crude oil spot price of $57.64 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended September 30, 2021 of the Henry Hub natural gas price of $2.94 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials. Using these prices, the Company’s net book value of oil and natural gas properties at September 30, 2021 did not exceed the ceiling amount.

Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties to the full cost pool, capital spending, and other factors will determine the Company’s ceiling test calculation and impairment analyses in future periods.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DEBT

As of September 30, 2022 and December 31, 2021, the Company’s debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Term loan credit facility(1)	$204,291	$181,565
Other	122	85
Total debt, net	204,413	181,650
Current portion of long-term debt(2)	25,041	85
Total long-term debt, net	$179,372	$181,565
(1)	Amount is net of $11.5 million and $14.2 million in unamortized debt issuance costs at September 30, 2022 and December 31, 2021, respectively. Amount also excludes the initial fair value allocated to the change of control call option embedded derivative of $4.2 million. Refer to “Term Loan Credit Facility” below for further details.
(2)	As of September 30, 2022, amount primarily represents amortization payments of $25.0 million under the Term Loan Agreement due within one year. As of December 31, 2021, amount represents the balance owed under the Company’s Paycheck Protection Program Loan.

Term Loan Credit Facility

On November 24, 2021, the Company and its wholly owned subsidiary, Halcón Holdings, LLC (Borrower) entered into an Amended and Restated Senior Secured Credit Agreement (Term Loan Agreement) with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. The Term Loan Agreement amends and restates in its entirety the senior secured revolving credit agreement, as amended, (the Senior Credit Agreement) entered into in 2019. As of September 30, 2022, the Company had borrowed $220.0 million under the Term Loan Agreement, a portion of which was used to refinance all amounts owed under the Senior Credit Agreement, and had approximately $1.3 million letters of credit outstanding. Under the Term Loan Agreement, the lenders have also agreed to loan the Company up to an additional $15.0 million, which will be available to be drawn from the date certain wells included in the approved plan of development (APOD) are deemed producing APOD wells until up to 18 months after November 24, 2021, subject to the satisfaction of certain conditions. An additional $5.0 million is available for the issuance of letters of credit. The maturity date of the Term Loan Agreement is November 24, 2025. Until such maturity date, borrowings under the Term Loan Agreement bear interest at a rate per annum equal to LIBOR (or another applicable reference rate, as determined pursuant to the provisions of the Term Loan Agreement) plus an applicable margin of 7.00%.

On November 14, 2022, the Company paid approximately $2.4 million and entered into a further Amended Credit Agreement (the “Amended Term Loan Agreement”) with its lenders which modified certain provisions of its original Term Loan Agreement including, but not limited to, the following:

●	Current Ratio. Our Current Ratio financial covenant decreased to 0.9 to 1.00 as of September 30, 2022, to 0.70 to 1.00 for the quarter ended December 31, 2022, and to 0.75 to 1.00 for the quarter ended March 31, 2023, returning to 1.00 to 1.00 for the quarter ended June 30, 2023 and for each fiscal quarter thereafter as further described below.

●	Interest Rate. We (i) converted the benchmark interest rate to the Secured Overnight Financing Rate (SOFR) and (ii) increased the applicable margin on borrowings by 0.50%, such that borrowings under the Term Loan Agreement will now bear interest at a rate per annum equal to the SOFR plus an applicable margin of 7.50%.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

●	Prepayment Premium. We reset the prepayment periods (for outstanding borrowings) beginning on the amendment date with the following prepayment premiums, subject to the conditions described in the table below and the discussion that follows:

Period (after amendment date)	Premium
Months 0 - 12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13 - 24	2.00%
Thereafter	0.00%

If within 6 months after the November 14, 2022 amendment date the Company raises a minimum of $20 million of new capital in the form of equity, equity-linked, preferred equity, or unsecured debt, in call cases bearing no cash dividend or cash interest, to bolster liquidity or repay debt, our prepayment premiums will reset to those in the original credit agreement (as further described in our 2021 Annual Report on Form 10-K). Additionally, if a change of control results in prepayment within the second anniversary of the amendment date, a 2% payment premium will apply.

The Company may be required to make mandatory prepayments under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, the Company is required to make mandatory prepayments when the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted APOD capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance.

The Company is required to make scheduled amortization payments in the aggregate amount of $120.0 million from the fiscal quarter ending March 31, 2023 through the fiscal quarter ending September 30, 2025. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and by the equity interests of the Borrower held by the Company. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Amended Term Loan Agreement also contains certain financial covenants (as defined), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.70 to 1.00 as of September 30, 2022, and 1.80 to 1.00 as of December 31, 2022 and each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 3.00 to 1.00 as of September 30, 2022 and December 31, 2022, 2.75 to 1.00 as of March 31, 2023, and 2.50 to 1.00 as of each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, each determined as of the last day of any fiscal quarter period, other than as amended in November 2022 to 0.9 to 1.00 as of September 30, 2022, to 0.70 to 1.00 as of December 31, 2022, and to 0.75 to 1.00 as of March 31, 2023

As of September 30, 2022, (i) the Company was in compliance with the Asset Coverage Ratio and Total Net Leverage Ratio covenants under the Term Loan Agreement and (ii) our Current Ratio was 0.96 to 1, which was less than the 1.00 to 1.00 Current Ratio required under the original terms of the Term Loan Agreement.  As a result of the amendment to our Term Loan Agreement on November 14, 2022, we were in compliance with the amended Current Ratio covenant of 0.9 to 1.00 for the quarter ended September 30, 2022.

The Amended Term Loan Agreement also contains an APOD for the Company’s Monument Draw acreage through the drilling and completion of certain wells. The Amended Term Loan Agreement contains a proved developed producing production test and an APOD economic test which the Company must maintain compliance with otherwise, subject to any available remedies or waivers, the Company is required to immediately cease making expenditures in

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

respect of the APOD other than any expenditures deemed necessary by the Company in respect of no more than six additional APOD wells.

The Amended Term Loan Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

In conjunction with entering into the original Term Loan Agreement in November 2021, the Company agreed to pay a premium to the lenders upon a future change of control event in which a majority of the board of directors or the Chief Executive Officer or the Chief Financial Officer positions do not remain held by the same persons as before the change of control event (Change of Control Call Option). The premium is reduced over time through the payment of interest and certain fees. The Change of Control Call Option is accounted for as an embedded derivative not clearly and closely related to the host debt instrument. Accordingly, the Company recorded the initial $4.2 million fair value separately on the unaudited condensed consolidated balance sheet within “Other noncurrent liabilities” and records changes in the fair value of the embedded derivative each reporting period in “Interest expense and other” on the unaudited consolidated statements of operations. Refer to Note 6, “Fair Value Measurements,” for a discussion of the valuation approach used, the significant inputs to the valuation, and for a reconciliation of the change in fair value of the Change of Control Call Option.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

liabilities associated with commodity-based derivative contracts that were accounted for at fair value as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$27,014	$—	$27,014

Liabilities
Liabilities from commodity-based derivative contracts	$—	$64,671	$—	$64,671

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$3,898	$—	$3,898

Liabilities
Liabilities from commodity-based derivative contracts	$—	$65,466	$—	$65,466

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

As discussed in Note 5, “Debt,” the Company reflects the fair value of the Change of Control Call Option separately on the unaudited condensed consolidated balance sheets and changes to the fair value of the embedded derivative each reporting period in “Interest expense and other” on the unaudited consolidated statements of operations. The valuation of the Change of Control Call Option includes significant inputs such as the timing and probability of discrete potential exit scenarios, forward LIBOR curves, and discount rates based on implied and market yields. The following table sets forth a reconciliation of the changes in fair value of the Change of Control Call Option classified as Level 3 in the fair value hierarchy (in thousands):

Change of Control
Call Option
Balance at December 31, 2021	$4,003
Change in fair value	(3,043)
Balance at September 30, 2022	$960

Estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents and restricted cash, accounts receivable, and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of borrowings under the Company’s Term Loan Agreement approximates carrying value because the interest rates approximate current market rates.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of September 30, 2022, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

Balance sheet location	September 30, 2022	December 31, 2021	Balance sheet location	September 30, 2022	December 31, 2021
Current assets	$18,225	$1,383	Current liabilities	$(41,088)	$(58,322)
Other noncurrent assets	8,789	2,515	Other noncurrent liabilities	(23,583)	(7,144)
	$27,014	$3,898		$(64,671)	$(65,466)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Location of net gain (loss)	Three Months Ended		Nine Months Ended
	on derivative contracts on	September 30,		September 30,
Type	Statement of Operations	2022	2021	2022	2021
Commodity derivative contracts:
Unrealized gain (loss)	Other income (expenses)	$102,112	$1,816	$23,911	$(69,053)
Realized gain (loss)	Other income (expenses)	(34,478)	(22,387)	(112,045)	(50,318)
Total net gain (loss)		$67,634	$(20,571)	$(88,134)	$(119,371)

At September 30, 2022, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2022	2023	2024	2025	2026
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	631,398	2,519,350	1,761,468	1,127,696	484,213
Weighted average price	$54.64	69.62	63.56	60.66	64.43
Basis swap:
Total volumes (Bbls)	622,398	2,586,562	1,759,239	1,127,696	484,213
Weighted average price	$0.44	0.40	0.26	0.15	0.11
WTI NYMEX roll:
Total volumes (Bbls)	622,398	2,519,350	1,613,039	1,127,696	484,213
Weighted average price	$0.15	0.58	0.30	0.13	0.20
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	385,500	4,888,650	3,401,504	2,867,065	742,678
Weighted average price	$3.87	3.67	3.37	3.17	4.01
Two-way collar:
Total volumes (MMBtu)	1,578,768	2,199,328	1,848,139	825,653	760,562
Weighted average price (call)	$4.79	5.91	4.97	4.71	4.64
Weighted average price (put)	$4.04	4.36	3.57	3.65	4.04
Basis swap:
Total volumes (MMBtu)	1,838,418	6,876,237	5,225,092	3,724,085	1,512,752
Weighted average price	$(0.55)	(0.75)	(0.75)	(0.59)	(0.85)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at September 30, 2022 and December 31, 2021 (in thousands):

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

Gross Amounts - Consolidated Balance Sheet	$27,014	$3,898	$(64,671)	$(65,466)
Amounts Not Offset - Consolidated Balance Sheet	(24,845)	(3,898)	24,845	3,898
Net Amount	$2,169	$—	$(39,826)	$(61,568)

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

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations as of December 31, 2021	$11,896
Liabilities incurred during the period	103
Liabilities settled during the period	(402)
Accretion expense	334
Change in estimate	3,541
Liability for asset retirement obligations as of September 30, 2022	$15,472

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2022, the Company has a minimum volume commitment with a third party for the purchase of chemicals to treat sour gas production through December 31, 2022. The future payments associated with the minimum volume commitment are approximately $1.6 million.

As of September 30, 2022, the Company has an active drilling rig commitment of approximately $2.8 million through the fourth quarter of 2022. Termination of the active drilling rig commitment would require an early termination penalty of $1.0 million, which would be in lieu of paying the active drilling rig commitment of $2.8 million.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of September 30, 2022, the Company had in place two long-term crude oil contracts and 12 long-term natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

10. STOCKHOLDERS’ EQUITY

Incentive Plans

The Company’s board of directors has adopted the 2020 Long-Term Incentive Plan (the Plan), as amended in 2021, in which an aggregate of approximately 1.8 million shares of the Company’s common stock were available for grant pursuant to awards under the Plan. As of September 30, 2022, a maximum of 0.2 million of the Company’s common stock remained reserved for issuance under the Plan. For the nine months ended September 30, 2022 and 2021, the Company recognized expense of $1.5 million and $1.6 million, respectively, related to stock-based-compensation awards granted to employees and directors, including grants of stock options and restricted stock. Stock-based compensation expense is recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2022, the Company granted 0.2 million shares of RSUs at a weighted average grant date fair value of $13.75 per share. At September 30, 2022, the Company had $3.4 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 1.3 years.

Stock Options

From time to time, the Company has granted stock options under the Plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. Awards granted under the Plan typically vest over a four year period at a rate of one-fourth on the annual anniversary date of the grant and expire seven years from the date of grant. No stock options have been granted during 2022. At September 30, 2022, the Company had $0.2 million of

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of 1 year.

Warrants

On October 8, 2019, pursuant to the Company’s plan of reorganization, approximately 6.9 million Series A, Series B and Series C warrants were issued to pre-emergence holders of the predecessor Company’s common stock with corresponding initial exercise prices ranging from $40.17 to $60.45 per share, on a pro rata basis. Each series of Warrants issued under the Warrant Agreement had a three-year term, which expired on October 8, 2022.

11. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic:
Net income (loss)	$105,888	$13,052	$26,191	$(54,252)
Weighted average basic number of common shares outstanding	16,340	16,270	16,327	16,257
Basic net income (loss) per share of common stock	$6.48	$0.80	$1.60	$(3.34)

Diluted:
Net income (loss)	$105,888	$13,052	$26,191	$(54,252)
Weighted average basic number of common shares outstanding	16,340	16,270	16,327	16,257
Common stock equivalent shares representing shares issuable upon:
Exercise of Warrants & Stock Options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	143	158	169	Anti-dilutive
Weighted average diluted number of common shares outstanding	16,483	16,428	16,496	16,257
Diluted net income (loss) per share of common stock	$6.42	$0.79	$1.59	$(3.34)

Common stock equivalents, including warrants and options, totaling 7.4 million for the three and nine months ended September 30, 2022 and three months ended September 30, 2021 were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the nine months ended September 30, 2021, common stock equivalents, including warrants, options and restricted stock units, totaling 7.7 million were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the Company’s net loss in that period.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$36,441	$34,110
Joint interest accounts	3,009	2,503
Other	417	193
	$39,867	$36,806
Prepaids and other:
Prepaids	$573	$975
Funds in escrow	341	390
Other	44	1
	$958	$1,366
Other assets (Non-current):
Investment in unconsolidated affiliate(1)	$1,612	$—
Oil, natural gas and natural gas liquids revenues	59	1,010
Funds in escrow	523	1,227
Other	739	33
	$2,933	$2,270
Accounts payable and accrued liabilities:
Trade payables	$34,201	$25,315
Accrued oil and natural gas capital costs	27,208	4,881
Revenues and royalties payable	29,595	22,763
Accrued interest expense	66	42
Accrued employee compensation	2,482	3,735
Accrued lease operating expenses	6,534	6,090
Drilling advances from partners	109	—
Other	3	—
	$100,198	$62,826

(1)	In May 2022, we entered into a joint venture with Caracara Services, LLC (“Caracara”) to develop an acid gas treatment facility to remove hydrogen sulfide and carbon dioxide from our produced natural gas. We also entered into a gas treating agreement with the joint venture, Brazos Amine Treater, LLC (“BAT”), and have a minimum volume commitment of 20 MMcf per day, with certain rollover rights and start-up flexibility, for an initial term of five years from the in service date of the facility. Caracara will provide all necessary capital for the construction of the treatment facility. We contributed certain full cost pool assets to the joint venture in exchange for a retained 5% equity interest in BAT, an unconsolidated subsidiary. For accounting purposes, since we do not control the key activities (e.g. operating and maintaining the facility) which most significantly impact economic performance nor do we have the obligation to absorb losses or the right to receive benefits that could potentially be significant, we are not the primary beneficiary of BAT. Accordingly, we account for our investment in BAT using the equity method of accounting based on our ability to exercise significant influence, but not control, over the key activities of the joint venture.
(2)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three and nine months ended September 30, 2022 and 2021 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Our total operating revenues for the first nine months of 2022 and 2021 were $282.3 million and $200.7 million, respectively. The increase in revenues is primarily attributable to an approximate $21.07 per Boe increase in average realized prices (excluding the effects of hedging arrangements). During the first nine months of 2022, production averaged 15,352 Boe/d. For the nine months ended September 30, 2022, we drilled and cased 8 gross (7.5 net) operated wells and completed and put online 5 gross (4.5 net) operated wells.

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

Additionally, since oil and natural gas prices are inherently volatile, sustained lower commodity prices could result in impairment charges under our full cost ceiling test calculation. The ceiling test calculation dictates that we use the unweighted arithmetic average price of crude oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. Using the crude oil price for October 2022 of $79.79 per barrel, and holding it constant for two months to create a trailing 12-month period of average prices that is more reflective of recent price trends, our ceiling test calculation would not have generated an impairment, holding all other inputs and factors constant. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

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

Under the GTA, we will pay a treating rate that varies based on volumes delivered to the Facility for a term that will last 20 years from the in-service date of the Facility and have a minimum volume commitment of 20 MMcf per day, with certain rollover rights and start-up flexibility, for an initial term of five years from the in service date of the Facility, which can be extended up to seven years under certain conditions. We currently expect the AGI facility will be in service in the first quarter of 2023. Once in service, the GTA has a tiered-rate structure which is expected to drive a greater than 50 percent reduction in treating fees.  Our current estimates of facility in-service dates and future treating fee reductions are subject to various operational and other risk factors, some of which our beyond our control, which could impact the timing and extent of these estimates.

Capital Resources and Liquidity

Overview. At September 30, 2022, we had $33.5 million of cash and cash equivalents, $220.0 million of indebtedness outstanding, approximately $1.3 million letters of credit outstanding and $15.0 million in delayed draw term loans available to be drawn under our Term Loan Agreement, subject to the satisfaction of certain conditions defined in the agreement.

Capital Expenditures. During 2022, we expect to spend approximately $130.0 million to $150.0 million in capital expenditures, including drilling, completion, support infrastructure and other capital costs. Included in our remaining 2022 capital expenditures budget is approximately $2.8 million associated with an active drilling rig commitment through the fourth quarter of 2022. We also have a minimum volume commitment of approximately $1.6 million with a third party for the purchase of chemicals to treat sour gas production through December 31, 2022. Our capital spending requirements and commitments are expected to be funded with cash and cash equivalents on hand from the funding of our Term Loan Agreement (which is further described below) and cash flows from operations.

Debt Obligations. On November 24, 2021, we and our wholly owned subsidiary, Halcón Holdings, LLC (Borrower) entered into the Term Loan Agreement with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. The Term Loan Agreement amends and restates in its entirety our previous revolving credit agreement entered into in 2019. As of September 30, 2022, the Company had borrowed $220.0 million under the Term Loan Agreement, a portion of which was used to refinance all amounts owed under the Senior Credit Agreement, and had approximately $1.3 million letters of credit outstanding. Under the Term Loan Agreement, the lenders have also agreed to loan the Company up to an additional $15.0 million, which will be available to be drawn from the date certain wells included in the approved plan of development (APOD) are deemed producing APOD wells until up to 18 months after November 24, 2021, subject to the satisfaction of certain conditions. An additional $5.0 million is available for the issuance of letters of credit. The maturity date of the Term Loan Agreement is November 24, 2025. Until such maturity date, borrowings under the Term Loan Agreement shall bear interest at a rate per annum equal to LIBOR (or another applicable reference rate, as determined pursuant to the provisions of the Term Loan Agreement) plus an applicable margin of 7.00%.

On November 14, 2022, the Company paid approximately $2.4 million and entered into a further Amended Credit Agreement (the “Amended Term Loan Agreement”) with its lenders which modified certain provisions of its original Term Loan Agreement including, but not limited to, the following:

●	Current Ratio. Our Current Ratio financial covenant decreased to 0.9 to 1.00 as of September 30, 2022, to 0.70 to 1.00 for the quarter ended December 31, 2022, and to 0.75 to 1.00 for the quarter ended March 31, 2023, returning to 1.00 to 1.00 for the quarter ended June 30, 2023 and each quarter thereafter as further described below.

●	Interest Rate. Effective on the amendment date, we (i) converted the benchmark interest rate to the Secured Overnight Financing Rate (SOFR) and (ii) increased the applicable margin on borrowings by 0.50%, such that borrowings under the Term Loan Agreement will now bear interest at a rate per annum equal to the SOFR plus an applicable margin of 7.50%.

●	We reset the prepayment periods (for outstanding borrowings) beginning on the amendment date with the following prepayment premiums, subject to the conditions in the table below and the discussion that follows:

Period (after amendment date)	Premium
Months 0 - 12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13 - 24	2.00%
Thereafter	0.00%

If within 6 months after the November 14, 2022 amendment date the Company raises a minimum of $20 million of new capital in the form of equity, equity-linked, preferred equity, or unsecured debt, in call cases bearing no cash dividend or cash interest, to bolster liquidity or repay debt, our prepayment premiums will reset to those in the original credit agreement (as further described in our 2021 Annual Report on Form 10-K). Additionally, if a change of control results in prepayment within the second anniversary of the amendment date, a 2% payment premium will apply.

We may be required to make mandatory prepayments of the loans under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, we are required to make mandatory prepayments when our Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted APOD capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance. We are required to make scheduled amortization payments in the aggregate amount of $120.0 million from the fiscal quarter ending March 31, 2023 through the fiscal quarter ending September 30, 2025. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and all of the equity interests of the Borrower held by us. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Amended Term Loan Agreement also contains certain financial covenants (as defined), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.70 to 1.00 as of September 30, 2022, and 1.80 to 1.00 as of December 31, 2022 and each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 3.00 to 1.00 as of September 30, 2022 and December 31, 2022, 2.75 to 1.00 as of March 31, 2023, and 2.50 to 1.00 as of each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, each determined as of the last day of any fiscal quarter period, other than as amended in November 2022 to 0.9 to 1 as of September 30, 2022, to 0.70 to 1 for the quarter ended December 31, 2022, and to 0.75 to 1 for the quarter ended March 31, 2023.

As of September 30, 2022, (i) the Company was in compliance with the Asset Coverage Ratio and Total Net Leverage Ratio covenants under the Term Loan Agreement and (ii) our Current Ratio was 0.96 to 1, which was less than the 1.00 to 1.00 Current Ratio required under the original terms of the Term Loan Agreement.  As a result of the amendment to our Term Loan Agreement in November 2022, we were in compliance with the amended Current Ratio covenant of 0.9 to 1 for the quarter ended September 30, 2022.

The Amended Term Loan Agreement also contains an APOD for our Monument Draw acreage through the drilling and completion of certain wells. The Amended Term Loan Agreement contains a proved developed producing production test and an APOD economic test which we must maintain compliance with otherwise, subject to any available remedies or waivers, we are required to immediately cease making expenditures in respect of the approved plan of development other than any expenditures deemed necessary by us in respect of no more than six additional approved plan of development wells.

The Amended Term Loan Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

Changes in the level and timing of our production, drilling and completion costs, the cost and availability of transportation for our production and other factors varying from our expectations can affect our ability to comply with the covenants under our Amended Term Loan Agreement. As a consequence, we endeavor to anticipate potential covenant compliance issues and work with our lenders under our Amended Term Loan Agreement to address any such issues ahead of time.

While we have been largely been successful in obtaining modifications of our covenants as needed, as evidenced most recently by the amendment of our Term Loan Agreement in November 2022 which reduced the Current Ratio covenant as of September 30, 2022 and each successive quarter through the quarter ended March 31, 2023, there can be no assurance that we will be successful in the future. In the event we are not successful in obtaining future modifications or amendments to our covenants, if needed, there is no assurance that we will be successful in implementing alternatives that allow us to maintain compliance with our covenants or that we will be successful in obtaining alternative financing that provides us with the liquidity that we need to operate our business. Even if successful, alternative sources of financing could prove more expensive than borrowings under our Term Loan Agreement.

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

Cash Flow

Net increase (decrease) in cash and cash equivalents is summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021

Cash flows provided by (used in) operating activities	$53,814	$47,132
Cash flows provided by (used in) investing activities	(87,780)	(46,248)
Cash flows provided by (used in) financing activities	19,166	(3,311)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(14,800)	$(2,427)

Operating Activities. Net cash flows provided by operating activities for the nine months ended September 30, 2022 and 2021 were $53.8 million and $47.1 million, respectively. Items impacting operating cash flows were (i) higher total operating revenues resulting from an approximate $21.07 per Boe increase in average realized prices (excluding the impact of hedging arrangements) for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 partially offset by realized losses from derivative contracts, (ii) increased operating and interest costs in 2022, and (iii) changes in working capital.

Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2022 and 2021 were approximately $87.8 million and $46.2 million, respectively.

During the nine months ended September 30, 2022, we spent $87.0 million on oil and natural gas capital expenditures, of which $77.5 million related to drilling and completion costs and $6.8 million related to the development of our treating equipment and gathering support infrastructure.

During the nine months ended September 30, 2021, we spent $47.2 million on oil and natural gas capital expenditures, of which $39.4 million related to drilling and completion costs and $5.7 million related to the development of our treating equipment and gathering support infrastructure. We received $0.9 million in proceeds from the sale of oil and natural gas properties.

Financing Activities. Net cash flows provided by (used in) financing activities for the nine months ended September 30, 2022 and 2021 were $19.2 million and $(3.3) million, respectively. During the nine months ended September 30, 2022, we borrowed the $20 million available under the first delayed draw of the Term Loan Agreement. During the nine months ended September 30, 2021, net borrowings of $3.0 million under our Senior Credit Agreement were funded with cash flows from operations.

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

Results of Operations

We reported a net income of $105.9 million and $13.1 million for the three months ended September 30, 2022 and 2021, and a net income (loss) of $26.2 million and $(54.3) million for the nine months ended September 30, 2022 and 2021, respectively. The table included below sets forth financial information for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands (except per unit and per Boe amounts)	2022	2021	2022	2021
Net income (loss)	$105,888	$13,052	$26,191	$(54,252)
Operating revenues:
Oil	70,406	60,023	206,874	153,228
Natural gas	15,656	9,435	39,296	23,839
Natural gas liquids	12,644	11,046	35,234	22,806
Other	443	312	858	827
Operating expenses:
Production:
Lease operating	12,265	11,979	35,698	31,615
Workover and other	2,559	990	4,807	2,317
Taxes other than income	5,613	3,082	15,936	9,186
Gathering and other	16,663	15,934	47,787	43,436
General and administrative:
General and administrative	3,815	4,010	12,531	11,789
Stock-based compensation	683	481	1,540	1,560
Depletion, depreciation and accretion:
Depletion – Full cost	13,391	10,714	35,872	32,070
Depreciation – Other	110	61	230	292
Accretion expense	114	110	334	367
Other income (expenses):
Net gain (loss) on derivative contracts	67,634	(20,571)	(88,134)	(119,371)
Interest expense and other	(5,682)	(1,900)	(13,202)	(5,017)
Gain (loss) on extinguishment of debt	—	2,068	—	2,068

Production:
Oil – MBbls	753	872	2,097	2,396
Natural Gas - MMcf	2,352	2,589	7,022	6,777
Natural gas liquids – MBbls	348	327	924	812
Total MBoe(1)	1,493	1,631	4,191	4,338
Average daily production – Boe(1)	16,228	17,728	15,352	15,890

Average price per unit (2):
Oil price - Bbl	$93.50	$68.83	$98.65	$63.95
Natural gas price - Mcf	6.66	3.64	5.60	3.52
Natural gas liquids price - Bbl	36.33	33.78	38.13	28.09
Total per Boe(1)	66.11	49.36	67.14	46.07

Average cost per Boe:
Production:
Lease operating	$8.22	$7.34	$8.52	$7.29
Workover and other	1.71	0.61	1.15	0.53
Taxes other than income	3.76	1.89	3.80	2.12
Gathering and other	11.16	9.77	11.40	10.01
General and administrative:
General and administrative	2.56	2.46	2.99	2.72
Stock-based compensation	0.46	0.29	0.37	0.36
Depletion	8.97	6.57	8.56	7.39
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and natural gas liquids revenues were $98.7 million and $80.5 million for the three months ended September 30, 2022 and 2021 and $281.4 million and $199.9 million for the nine months ended September 30 2022 and 2021, respectively. The increase in revenues is primarily attributable to an increase in our average realized prices partially offset by slightly lower production volumes in 2022 compared to 2021. Average realized prices (excluding the effects of hedging arrangements) increased approximately $16.75 per Boe and $21.07 per Boe increase, respectively, for the quarter and nine months ended September 30, 2022 when compared with the same periods in 2021. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Production for the three months ended September 30, 2022 and 2021, averaged 16,228 Boe/d and 17,728 Boe/d and 15,352 Boe/d and 15,890 Boe/d for the nine months ended September 30, 2022 and 2021, respectively. While production is lower in 2022 compared with 2021 due largely to the timing of capital expenditures and natural production declines on our existing producing wells, our production has increased from 14,767 Boe/d in the first quarter of 2022 to 16,228 Boe/d in the third quarter of 2022 and we have put online 5 gross (4.5 net) operated wells in 2022. Also impacting 2021 production volumes was temporarily shut-in production due to inclement weather which decreased average daily production by approximately 400 Boe/d in the first nine months of 2021.

Lease Operating Expenses. Lease operating expenses were $12.3 million and $12.0 million for the three months ended September 30, 2022 and 2021 and $35.7 million and $31.6 million for the nine months ended September 30, 2022 and 2021, respectively. On a per unit basis, lease operating expenses were $8.22 per Boe and $7.34 per Boe for the three months ended September 30, 2022 and 2021 and $8.52 per Boe and $7.29 per Boe for the nine months ended September 30, 2022 and 2021, respectively. The increase in lease operating expenses in 2022 results primarily from a market increase in maintenance, power, and chemical costs.

Workover and Other Expenses. Workover and other expenses were $2.6 million and $1.0 million for the three months ended September 30, 2022 and 2021 and $4.8 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. On a per unit basis, workover and other expenses were $1.71 per Boe and $0.61 per Boe for the three months ended September 30, 2022 and 2021 and $1.15 per Boe and $0.53 per Boe for the nine months ended September 30, 2022 and 2021, respectively. The increased workover and other expenses in 2022 relate to more significant workover projects undertaken in the current periods as well as market increases in service and material costs in 2022.

Taxes Other than Income. Taxes other than income were $5.6 million and $3.1 million for the three months ended September 30, 2022 and 2021 and $15.9 million and $9.2 million for the nine months ended September 30, 2022 and 2021, respectively. Most production taxes are based on realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $3.76 per Boe and $1.89 per Boe for the three months ended September 30, 2022 and 2021 and $3.80 per Boe and $2.12 per Boe for the nine months ended September 30, 2022 and 2021, respectively.

Gathering and Other Expenses. Gathering and other expenses were $16.7 million and $15.9 million for the three months ended September 30, 2022 and 2021 and $47.8 million and $43.4 million for the nine months ended September 30, 2022 and 2021, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Approximately $7.0 million and $6.3 million for the three months ended September 30, 2022 and 2021 and $20.5 million and $15.0 million for the nine months ended September 30, 2022 and 2021, respectively, relate to gathering and marketing fees paid to third parties on our oil and natural gas production. Gathering and marketing fees increased in 2022 as we marketed higher quantities of sour gas production to third parties in the current year period. Approximately $9.7 million and $9.6 million for the three months ended September 30, 2022 and 2021 and $27.5 million and $28.5 million for the nine months ended September 30, 2022 and 2021, respectively, relate to operating expenses on our treating equipment and gathering support facilities. The decrease in treating equipment and gathering support facilities expenses for the year-to-date period results from lower operating expenses associated with our treating equipment.

General and Administrative Expense. General and administrative expense was $3.8 million and $4.0 million for the three months ended September 30, 2022 and 2021 and $12.5 million and $11.8 million for the nine months ended

September 30, 2022 and 2021, respectively. The decrease in general and administrative expense for the quarter ended September 30, 2022 compared with 2021 is primarily associated with a decrease in office rent and payroll and benefits partially offset by an increase in professional fees. The increase in general and administrative expense for the year-to-date period in 2022 is primarily associated with an increase in professional fees and payroll and benefits partially offset by a decrease in corporate office lease expense. On a per unit basis, general and administrative expenses were $2.56 per Boe and $2.46 per Boe for the three months ended September 30, 2022 and 2021 and $2.99 per Boe and $2.72 per Boe for the nine months ended September 30, 2022 and 2021, respectively.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $13.4 million and $10.7 million for the three months ended September 30, 2022 and 2021 and $35.9 million and $32.1 million for the nine months ended September 30, 2022 and 2021, respectively. On a per unit basis, depletion expense was $8.97 per Boe and $6.57 per Boe for the three months ended September 30, 2022 and 2021 and $8.56 per Boe and $7.39 per Boe for the nine months ended September 30, 2022 and 2021, respectively. The increase in our depletion rate for the quarter and nine month periods ended September 30, 2022 compared to the same period in 2021 is primarily due to increased future development costs in 2022 compared to 2021 associated with PUD reserve additions during the periods.

Net gain (loss) on derivative contracts. We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. At September 30, 2022, we had a $27.0 million derivative asset ($18.2 million current) and a $64.7 million derivative liability ($41.1 million current). For the three months ended September 30, 2022, we recorded a net derivative gain of $67.6 million ($102.1 million net unrealized gain and $34.5 million net realized loss on settled contracts). For the nine months ended September 30, 2022, we recorded a net derivative loss of $88.1 million ($23.9 million net unrealized gain and $112.0 million net realized loss on settled contract). For the three months ended September 30, 2021, we recorded a net derivative loss of $20.6 million ($1.8 million net unrealized gain and $22.4 million net realized loss on settled and early terminated contracts). For the nine months ended September 30, 2021, we recorded a net derivative loss of $119.4 million ($69.1 million net unrealized loss and $50.3 million net realized loss on settled and early terminated contracts).

Interest Expense and Other. Interest expense and other was $5.7 million and $1.9 million for the three months ended September 30, 2022 and 2021 and $13.2 and $5.0 for the nine months ended September 30, 2022 and 2021, respectively. Interest expense and other primarily increased in the current period due to higher debt balances in 2022, increased interest rates, and amortization of debt issuance costs associated with our Term Loan Agreement entered into in 2022. This was partially offset by a $0.4 million and $3.0 million change, respectively in the fair value of the Change of Control Call Option (as further discussed in Note 5, “Debt”) for the quarter and nine months ended September 30, 2022.

Gain (loss) on extinguishment of debt. During the quarter and nine months ended September 30, 2021, we recorded a gain on the extinguishment of the forgiven portion of the PPP Loan and related accrued interest of $2.1 million. We applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. Effective August 13, 2021, the principal amount of our PPP Loan was reduced from $2.2 million to $0.2 million by the SBA. During the first quarter of 2022, the $0.2 million principal amount of the PPP loan was repaid in full.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of September 30, 2022, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, “Derivative and Hedging Activities,” for more details.

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information, involve uncertainties, and cannot be determined with precision. The estimated fair value of cash, cash equivalents and restricted cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, “Fair Value Measurements,” for additional information.

Interest Rate Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR-based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At September 30, 2022, the principal amount of our debt was $220.0 million, which all bears interest at floating and variable interest rates that are tied to LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At September 30, 2022, the weighted average interest rate on our variable rate debt was 10.67% per year. If the balance of our variable interest rate at September 30, 2022 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.3 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2022.

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

We did not have any change in our internal controls over financial reporting during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2022	—	$—	—	—
August 2022	1,617	12.04	—	—
September 2022	370	13.46	—	—

(1)	All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock units. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 14, 2022, the Company and its wholly owned subsidiary, Halcón Holdings, LLC (Borrower) entered into a Second Amendment (the “Amendment”) to its Amended and Restated Senior Secured Credit Agreement dated as of November 24, 2021, with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. See Part 1. Financial Information, Item 1. Condensed Consolidated Financial Statements (Unaudited) – Note 5, “Debt” for a description of the significant provisions of the Amendment. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amendment. A copy of the Amendment is filed as Exhibit 10.1.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

10.1.1	*

Second Amendment to Amended and Restated Senior Secured Credit Agreement dated as of November 14, 2022, by and among Halcón Holdings, LLC, as borrower, Macquarie Bank Limited, as administrative agent and the lenders party hereto, the guarantors party hereto and Battalion Oil Corporation, as holdings

31.1	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer
31.2	*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer
32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Attached hereto.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATTALION OIL CORPORATION

November 14, 2022	By:	/s/ RICHARD H. LITTLE
		Name:	Richard H. Little
		Title:	Chief Executive Officer

November 14, 2022	By:	/s/ R. KEVIN ANDREWS
		Name:	R. Kevin Andrews
		Title:	Executive Vice President, Chief Financial Officer and Treasurer