Form 10-K
period 2022-12-31
BATTALION OIL CORP
filed 2023-03-30
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 27, 2023, there were 16,450,407 shares outstanding of registrant’s $.0001 par value common stock. Based upon the closing price for the registrant’s common stock on the New York Stock Exchange as of June 30, 2022, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $31.9 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13, and 14, is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders which will be filed no later than 120 days after December 31, 2022.

Special note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, are forward-looking statements and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in commodity prices for oil, natural gas and natural gas liquids;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars,

which may be subject to inflation caused by labor shortages, supply shortages and increased demand, and other inflationary pressures

●	our ability to secure adequate sour gas treating and/or sour gas take-away capacity, including our ability to put our planned acid gas treatment facility for our Monument Draw area in service in time to handle production volumes and achieve anticipated reductions in the future costs of treating sour gas;
●	drilling and operating risks, including accidents, equipment failures, fires, and leaks of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	our ability to retain key members of senior management, the board of directors and key technical employees;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;
●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;
●	exploration and development risks;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, such as the conflict between Ukraine and Russia, and acts of terrorism or sabotage;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions in the United States will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access capital;
●	impacts and potential risks related to actual or anticipated pandemics, such as the novel coronavirus (COVID-19) pandemic, including how it has and may continue to impact our operations, financial results, liquidity, contractors, customers, employees and vendors;
●	other economic, competitive, governmental, regulatory or legislative (including federal, state, and local regulations and laws), geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;
●	insurance coverage which may not adequately cover all losses that we may sustain; and
●	title to the properties in which we have an interest which may be impaired by title defects.

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

PART I

ITEM 1. BUSINESS

Overview

Unless the context otherwise requires, all references in this report to “Battalion,”, “the Company”, “our,” “us,” and “we” refer to Battalion Oil Corporation and its subsidiaries, as a common entity. Battalion is the successor reporting company to Halcón Resources Corporation (Halcón). On January 21, 2020, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect a change of our corporate name from Halcón Resources Corporation to Battalion Oil Corporation.

We are an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets currently in the Delaware Basin in the United States, where we have an extensive drilling inventory that we believe offers attractive long-term economics.

Our working interests in 40,375 net acres in the Delaware Basin as of December 31, 2022 are in Pecos, Reeves, Ward and Winkler Counties, Texas. This resource play is characterized by high oil and liquids-rich natural gas content in thick, continuous sections of source rock that can provide repeatable drilling opportunities and significant initial production rates. Our primary targets in this area are the Wolfcamp and Bone Spring formations. As of December 31, 2022, we had 103 operated wells producing in this area in addition to minor working interests in 13 non-operated wells. Our average daily net production from this area for the year ended December 31, 2022 was 15,438 Boe/d.

At December 31, 2022, our estimated total proved oil and natural gas reserves were approximately 92.0 MMBoe, consisting of 50.0 MMBbls of oil, 18.1 MMBbls of natural gas liquids and 143.7 Bcf of natural gas, as prepared by our independent reserve engineering firm, Netherland, Sewell & Associates, Inc. (Netherland, Sewell). Reserves were prepared using a crude oil price of West Texas Intermediate (WTI) of $94.14 per Bbl and a Henry Hub natural gas price of $6.36 per MMBtu, based on the preceding 12-month first day of the month average spot prices as required by the Securities and Exchange Commission (SEC). Approximately 50% of our estimated proved reserves were classified as proved developed as of December 31, 2022. We maintain operational control of 99.4% of our estimated proved reserves.

Business Strategy

Our primary long-term objective is to increase stockholder value by safely and cost-effectively increasing our production of oil, natural gas and natural gas liquids, adding to our proved reserves and growing our inventory of economic drilling locations, while acting as a responsible corporate citizen in the communities in which we operate. To accomplish this objective, we intend to execute the following business strategies:

●	Develop our Liquids-Rich Acreage Positions to Grow Production and Reserves Efficiently. We intend to drill and develop our multi-zone resource play to maximize value and resource potential. Our near-term development plans are focused on acreage preservation primarily in our liquids-rich Monument Draw area, maintaining production levels, and developing through the drilling and completion of new wells.

●	Enhance Returns Through Continued Improvements in Operational and Cost Efficiencies. We are the operator for the majority of our acreage, which gives us control, to some extent, over the timing of capital expenditures, execution and costs. It also allows us to adjust our capital spending based on drilling results and the economic environment. As operator, we are able to evaluate industry drilling results and implement improved operating practices that may enhance our initial production rates, ultimate recovery factors and rate of return on invested capital. We continue to focus on cost-saving measures including reducing corporate administrative expenses and pursuing operational efficiencies.

●	Maintain Adequate Liquidity. Our management team is focused on maintaining adequate liquidity while pursuing our near-term development plans. We believe our internally-generated cash flows from operations, cash on hand, and recently completed preferred equity funding in March 2023 as further described below will provide us with sufficient liquidity to execute our capital and operating program over the next twelve months, address near-term debt maturities of approximately $35.0 million in 2023, and maintain compliance with our debt covenants. We also employ a hedging program to reduce the variability of our cash flows used to support our capital spending. As of December 31, 2022, we have no additional borrowing capacity under our current Amended Term Loan, and as such, we will continue to pursue additional sources of liquidity and cost-saving opportunities further described in Item 7, Management’s Discussion and Analysis, “Capital Resources and Liquidity”.
●	Attain Growth Through Strategic Business Combinations. From time to time, we may pursue merger and acquisition opportunities to meet our strategic and financial targets, including the maintenance of a conservative leverage position. Selective business combinations provide opportunities to acquire high quality assets complementary to our acreage, expand our drilling inventory and gain operational scale. We believe our management team’s geologic and engineering expertise, particularly in the Permian Basin, provides a competitive advantage in the identification of acquisition targets and evaluation of resource potential.

Our ability to achieve our Business Strategy is subject to numerous risks and uncertainties, many of which are beyond our control. Additional information regarding our risks can be found in Item 1A. Risk Factors.

Recent Developments

●	Preferred Stock Equity Issuance. On March 28, 2023, we sold, in a private placement, an aggregate of 25,000 shares of Series A Convertible Preferred Stock (the “preferred stock”) to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, who represent our largest three existing shareholders and received $24.4 million in proceeds. Holders will have no voting rights with respect to the shares of preferred stock and will receive annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued (“PIK accrual”) at a fixed rate of 16.0% annually at the option of the Company. Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. PIK dividends will be cumulative, compound and accrue quarterly in arrears and will be added to the Liquidation Preference. For a further discussion of the redemption and conversion provisions associated with the preferred stock, refer to Item 7. Management’s Discussion and Analysis, “Capital Resources and Liquidity” and Item 9B. Other Information.

●	H2S Treating Joint Venture. In May 2022, we entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility (the “Facility”) in Winkler County, Texas. The joint venture, operating as Brazos Amine Treater, LLC (“BAT”), has also entered into a Gas Treating Agreement (“GTA”) with us for gas production from our Monument Draw area. In exchange for contributing to the joint venture a wellbore with an approved permit for the injection of acid gas and surface land, we retained a 5% equity interest in BAT, an unconsolidated subsidiary. We expect the AGI facility will be mechanically complete in early April 2023 and in service in the second quarter of 2023; however, various operational and other risk factors, some of which are beyond our control, could impact the timing of these estimates. For further details on the joint venture arrangement, see Item 7. Management’s Discussion and Analysis on Financial Condition-“Recent Developments”.

Risk Management

We have designed a risk management policy for the use of derivative instruments to provide initial protection against certain risks relating to our ongoing business operations, such as commodity price declines and price differentials between the NYMEX commodity price and the index price at the location where our production is sold. Derivative contracts are utilized to hedge our exposure to price fluctuations and reduce the variability in our cash flows associated with anticipated sales of future oil and natural gas production. Our requirement, under our Amended Credit Agreement (Amended Term Loan Agreement), is to hedge approximately 50% to 85% of our anticipated oil and natural gas production, in varying percentages by year, and on a rolling basis for the next four years. However, our decision on the price at which we choose to hedge our production is based in part on our view of current and future market conditions. Our hedge policies and objectives change as our operational profile changes but remain consistent with the requirements in effect under our Amended Term Loan Agreement. Our future performance is subject to commodity price risks and our future cash flows from operations may be volatile. We do not enter into derivative contracts for speculative trading purposes.

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

It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. As of December 31, 2022, we did not post collateral under any of our derivative contracts as they are secured under our Amended Term Loan Agreement. We will continue to evaluate the benefit of employing derivatives in the future. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Consolidated Financial Statements and Supplementary Data—Note 7, “Derivative and Hedging Activities,” for additional information.

Oil and Natural Gas Reserves

The proved reserves estimates reported herein for the years ended December 31, 2022, 2021 and 2020, have been independently evaluated by Netherland, Sewell, our independent reserve engineering firm. Within Netherland, Sewell, the technical persons primarily responsible for preparing the estimates set forth in their reserves reports incorporated herein each have over 20 years of industry experience. Each meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Our board of directors has established a reserves committee composed of independent directors with experience in energy company reserve evaluations. Our independent engineering firm reports jointly to the reserves committee and to our Director of Corporate Development and Reserves. The reserves committee is charged with ensuring the integrity of the process of selection and engagement of the independent engineering firm and in making a recommendation to our board of directors as to whether to approve the report prepared by our independent engineering firm. Our Director of Corporate Development and Reserves is primarily responsible for overseeing the preparation of the annual reserve report by Netherland, Sewell. He has approximately 13 years of oil and gas operations experience and has earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University, an MBA from Rice University and is an active member of the Society of Petroleum Engineers.

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

Proved reserve estimates are based on the unweighted arithmetic average prices on the first day of each month for the 12-month period ended December 31, 2022. Average prices for the 12-month period were as follows: WTI crude oil spot price of $94.14 per Bbl, adjusted by lease or field for quality, transportation fees, and market differentials and a Henry Hub natural gas spot price of $6.36 per MMBtu, adjusted by lease or field for energy content, transportation fees, and market differentials. All prices and costs associated with operating wells were held constant in accordance with SEC guidelines.

The following table presents certain proved reserve information as of December 31, 2022 (dollars in thousands):

Proved Reserves (MBoe)(1)
Developed	46,302
Undeveloped	45,718
Total	92,020
PV-10(2)	$1,568,238
Discounted Future Income Taxes	(106,562)
Standardized measure of discounted future net cash flows	$1,461,676
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-U.S. GAAP financial measure as defined by the SEC. We believe that the presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. Refer to the reconciliation of our PV-10 to the standardized measure of discounted future net cash flows in the table above.

At December 31, 2022, we had estimated proved reserves of approximately 92.0 MMBoe comprised of 50.0 MMBbls of crude oil, 18.1 MMBbls of natural gas liquids, and 143.7 Bcf of natural gas. The following table sets forth these reserves:

	Proved	Proved	Total
	Developed	Undeveloped	Proved
Oil (MBbls)	22,501	27,521	50,022
Natural Gas Liquids (MBbls)	10,195	7,856	18,051
Natural Gas (MMcf)	81,636	62,048	143,684
Equivalent (MBoe)(1)	46,302	45,718	92,020
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.

At December 31, 2022, total estimated proved reserves were approximately 92.0 MMBoe, a 3.9 MMBoe net decrease from the previous year’s estimate of 95.9 MMBoe. Proved developed reserves of 46.3 MMBoe increased approximately 3.9 MMBoe from December 31, 2021 as a result of PUD reserve development of 8.3 MMBoe and positive revisions of 1.2 MMBoe, offset by production of 5.6 MMBoe. Proved undeveloped (PUD) reserves of 45.7 MMBoe decreased approximately 7.8 MMBoe from December 31, 2021 as the result of the transfer of 8.3 MMBoe to proved developed producing reserves and downward revisions of 6.4 MMBoe due primarily to increased capital and operating costs, offset by extensions of 7.0 MMBoe primarily associated with infill drilling activity. All of our PUD reserves are planned to be developed within five years from the date they were initially recorded. During 2022, approximately $119.8 million in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs associated with developing proved undeveloped wells.

Reliable technologies were used to determine areas where PUD locations are more than one offset location away from a producing well. These technologies include seismic data, wire line openhole log data, core data, log cross-sections, performance data, and statistical analysis. In such areas, this data demonstrated consistent, continuous reservoir characteristics in addition to significant quantities of economic estimated ultimate recoveries from individual producing wells. We relied only on production flow tests and historical production data, along with the reliable geologic data mentioned above to estimate proved reserves. No other alternative methods or technologies were used to estimate proved reserves. Out of total PUD reserves of 45.7 MMBoe at December 31, 2022, 28.1 MMBoe were associated with 33 gross PUD locations that were more than one offset location from a producing well.

The estimates of quantities of proved reserves contained in this report were made in accordance with the definitions contained in SEC Release No. 33-8995, Modernization of Oil and Gas Reporting. For additional information on our estimates of oil and natural gas reserves, the preparation of such estimates by Netherland, Sewell and other information about our oil and natural gas reserves including a table detailing the changes by year of our proved reserves, see Item 8. Consolidated Financial Statements and Supplementary Data—“Supplemental Oil and Gas Information (Unaudited).” We account for our oil and natural gas producing activities using the full cost method of accounting in accordance with SEC regulations which is further described in Item 8. Consolidated Financial Statements and Supplementary Data—Note 4, “Oil and Natural Gas Properties.”

Wells and Acreage

Our principal properties consist of leasehold interests in developed and undeveloped oil and natural gas properties and the reserves associated with these properties.

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2022 and 2021. Shut-in wells currently not capable of production are excluded from the well information below.

	Years Ended December 31,
	2022		2021
	Gross	Net	Gross	Net
Oil	111	91.2	107	84.4
Natural Gas	9	6.9	8	6.4
Total	120	98.1	115	90.8

The table below sets forth the results of our drilling activities for the periods indicated:

	Years Ended December 31,
	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive (1)	9	8.5	6	6.0	7	6.3
Dry	—	—	—	—	—	—
Total Development	9	8.5	6	6.0	7	6.3
Total Wells:
Productive (1)	9	8.5	6	6.0	7	6.3
Dry	—	—	—	—	—	—
Total	9	8.5	6	6.0	7	6.3

(1)	Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly extension or exploratory wells where there is no production history.

We had no exploratory or extension wells drilled for the year ended December 31, 2022 or 2021.

We own interests in developed and undeveloped oil and natural gas acreage in the locations set forth in the table below. These ownership interests generally take the form of working interests in oil and natural gas leases that have varying provisions. The following table presents a summary of our acreage interests as of December 31, 2022:

	Developed Acreage		Undeveloped Acreage		Total Acreage
State	Gross	Net	Gross	Net	Gross	Net
Texas	32,782	30,679	10,632	9,696	43,414	40,375

Generally, our oil and natural gas leases remain in force as long as production in paying quantities is maintained. Leases on our undeveloped oil and natural gas acreage are either categorized as “held by production” or perpetuated by continuous development clauses contained in our leases or tolling agreements. Of our 9,696 net undeveloped acres at December 31, 2022, approximately 6,004 acres are subject to continuous development clauses and 3,692 acres are “held by production.” We continually review our acreage subject to these clauses or agreements when determining our drilling program.

Production Volumes, Sales Prices, and Average Costs

The following table summarizes our oil, natural gas and natural gas liquids production volumes, average sales price per unit and average costs per unit:

	Years Ended December 31,
	2022	2021	2020
Production:
Crude oil - MBbls	2,837	3,196	3,446
Natural gas - MMcf	9,337	9,447	8,769
Natural gas liquids - MBbls	1,242	1,157	1,262
Total MBoe (1)	5,635	5,928	6,170
Average daily production - Boe (1)	15,438	16,241	16,858

Average price per unit (excluding impact of settled derivatives):
Crude oil price - Bbl	$94.36	$66.81	$36.56
Natural gas price - Mcf	4.95	3.73	0.66
Natural gas liquids price - Bbl	35.02	30.59	11.86
Barrel of oil equivalent price - Boe (1)	63.43	47.93	23.79

Average price per unit (including impact of settled derivatives)(2):
Crude oil price - Bbl	$53.54	$43.79	$48.87
Natural gas price - Mcf	3.40	3.27	0.94
Natural gas liquids price - Bbl	35.02	30.59	11.86
Barrel of oil equivalent price - Boe (1)	40.31	34.79	31.07

Average cost per Boe:
Production:
Lease operating	$8.54	$7.42	$6.82
Workover and other	1.19	0.54	0.60
Taxes other than income	3.28	2.08	1.63
Gathering and other	11.38	10.19	9.08
Total average cost	24.39	20.23	18.13
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Cash paid on, or cash received from, settled derivative contracts are reflected as “Net gain (loss) on derivative contracts” in the consolidated statements of operations, consistent with our decision not to elect hedge accounting.

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

Other Business Matters

Markets and Major Customers

The purchasers of our oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, we have not experienced any significant losses from uncollectible accounts. In 2022, three individual purchasers of our productions, Western Refining Company L.P., Sunoco Inc. and Targa Resources Inc., each accounted for more than 10% of total sales, collectively representing 82% of our total sales for the year. In 2021, three individual purchasers of our production, Western Refining Company L.P., Sunoco Inc. and Salt Creek Midstream LLC, each accounted for more than 10% of total sales, collectively representing 73% of our total sales for the year.

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

Operational Risks

Oil and natural gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to be overcome. There is no assurance that we will discover or acquire additional oil and natural gas in commercial quantities. Oil and natural gas operations also involve the risk that well blowouts, fires, equipment failure, human error and other events may cause accidental releases of toxic or hazardous materials, such as hydrogen sulfide, petroleum liquids, or drilling fluids into the environment, or cause significant injury to persons or property. In such event, substantial liabilities to third parties or governmental entities may be incurred, the satisfaction of which could substantially reduce available cash and possibly result in loss of oil and natural gas properties. Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities.

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

Environmental Regulations

Our operations are subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the United States Environmental Protection Agency, commonly referred to as the EPA, issue regulations to implement and enforce these laws, which often require difficult and costly compliance measures. Among other things, environmental regulatory programs typically govern the permitting, construction and operation of a facility. Many factors, including public perception, can materially impact the ability to secure an environmental construction or operation permit. Failure to comply with environmental laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, which could result in liability for environmental damages and cleanup costs without regard to negligence or fault on our part.

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

Our oil and natural gas production also generates salt water, which is disposed of by underground injection. The federal Safe Drinking Water Act (SDWA), the Underground Injection Control (UIC) regulations promulgated under the SDWA, and related state programs regulate the drilling and operation of salt water disposal wells. The EPA directly administers the UIC program in some states, and in others it is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking salt water to groundwater. Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

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

In October 2015, the EPA announced that it was lowering the primary national ambient air quality standard for ozone from 75 parts per billion to 70 parts per billion, but is reconsidering whether an even stricter standard is warranted. Implementation of the 2015 standard has been ongoing and has resulted in expansion of ozone nonattainment areas across the United States, including areas in which we operate. Oil and natural gas operations in ozone nonattainment areas could be subject to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements, and increased permitting delays and costs.

Climate Change

Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response, governments increasingly have been adopting domestic and international climate change regulations that require reporting and reductions of the emission of such greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning oil, natural gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change, the Kyoto Protocol and the Paris Agreement address greenhouse gas emissions, and several countries, including those comprising the European Union, have established greenhouse gas regulatory systems. In the United States, at the state level, many states, either individually or through multi-state regional initiatives, have been implementing legal measures to reduce emissions of greenhouse gases, primarily through emission inventories, emissions targets, product bans, greenhouse gas cap and trade programs or incentives for renewable energy generation, while others have considered adopting such greenhouse gas programs.

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

In addition, the Obama Administration developed a Strategy to Reduce Methane Emissions that was intended to result by 2025 in a 40-45% decrease in methane emissions from the oil and gas industry as compared to 2012 levels. Consistent with that strategy, the EPA issued air rules for oil and gas production sources, and the federal Bureau of Land Management (BLM) promulgated standards (later vacated) for reducing venting and flaring on public lands.

The Trump Administration tried to roll back many of the Obama-era climate change policies and rules. But shortly after his inauguration, President Biden accepted the Paris Agreement on behalf of the United States, declared climate considerations an essential part of the United States’ foreign policy, limited new oil and gas leases on federal lands, and directed federal agencies to incorporate climate change considerations in their operations. New federal programs relating to climate change appear to be likely through at least 2024. For example, EPA has proposed to update, strengthen and revise the greenhouse gas and volatile organic compound emission standards for the oil and natural gas industries, while BLM has proposed new rules to reduce venting, flaring and leaks from oil and gas production on public lands. Aside from new controls, the 2022 Inflation Reduction Act creates incentives designed to increase use of electric cars and fuels other than oil and natural gas.

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

Human Capital

Employees

At Battalion, our success is delivered through our highly capable and diverse workforce. Our team is comprised of individuals with extensive technical, industry and other professional experience. By recruiting, hiring and retaining an experienced and diverse team, we are able to leverage years of experience, new ideas and problem solving in a collaborative environment. As of December 31, 2022, we had 63 full-time employees. We also engage the services of independent contractors and consultants along with certain professional service firms to support our work in specific areas. We have no collective bargaining agreements with our employees. We believe that we have good relations with our employees.

Driving and Supporting a Safety First Culture

The safety of our employees, contractors and the communities in which we operate is one of our most critical responsibilities. We believe that driving a safety first culture requires daily prioritization and includes a multi-faceted approach to provide our employees with the tools, support, education and incentives to operate safely:

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

Our employees and contractors are educated on the risks inherent in our operations and are equipped with tools to help them operate safely.

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

Principal Office

As of December 31, 2022, we leased corporate office space in Houston, Texas at 3505 West Sam Houston Parkway North.

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

Oil and natural gas prices are volatile. Among the factors that affect volatility are:

●	domestic and foreign supplies of oil and natural gas;
●	the ability of members of the Organization of Petroleum Exporting Countries and other oil exporting countries, including Russia, to agree upon and maintain production quotas;
●	social unrest and political instability, particularly in major oil and natural gas producing regions outside the United States, such as the Middle East, and armed conflict or terrorist attacks;
●	the level of consumer demand for oil and natural gas, including demand growth in developing countries, such as China and India;
●	labor unrest in oil and natural gas producing regions;
●	weather conditions, including hurricanes and other natural occurrences that affect the supply and/or demand for oil and natural gas;
●	the price and availability of alternative fuels and energy sources;
●	the price and availability of foreign imports and domestic exports; and
●	worldwide and regional economic and political conditions impacting the global supply and demand for oil and natural gas, which may be driven by many factors, including health epidemics (such as the global COVID-19 coronavirus outbreak).

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas.

We may have difficulty financing our planned capital expenditures which could adversely affect our growth.

Our business requires substantial capital expenditures primarily to fund our drilling program. We may also continue to selectively increase our acreage position, which would require capital in addition to the capital necessary to drill on our existing acreage. It is possible that we will acquire acreage in other areas that we believe are prospective for oil and natural gas production and expend capital to develop such acreage. We expect to use proceeds from potential future capital markets transactions, if necessary, and which may be difficult or limited to access, to fund capital expenditures that are in excess of our operating cash flow and cash on hand.

Additionally, certain segments of the investor community have negative sentiment towards investing in our industry, with some investors and investment advisors adopting policies negatively impacting investment in the oil and gas sector based on social and environmental considerations. Commercial and investment banks have also come under pressure to stop financing oil and gas production and related infrastructure projects. Such developments, including environmental activism and initiatives aimed at limiting climate change and reducing air pollution, could potentially result in a reduction of available capital funding for development projects, thus impacting future financial results.

If we are unable to raise sufficient capital to fund our capital expenditures, we may be required to curtail our drilling, development, land acquisitions and other activities, which could result in a decrease in our production of oil and natural gas, forfeiture of leasehold interests if we are unable or unwilling to renew them, and the sale of some of our assets on an unfavorable basis, each of which could have a material adverse effect on our results and future operations.

Failure to comply with the covenants in our Amended Term Loan Agreement may limit our ability to borrow, result in an event of default and cause amounts outstanding under our Amended Term Loan Agreement to become immediately due and payable.

On November 24, 2021, the Company and its wholly owned subsidiary, Halcón Holdings, LLC (Borrower) entered into an Amended and Restated Senior Secured Credit Agreement (Term Loan Agreement) with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. On November 14, 2022, the Company entered into a further Amended Credit Agreement (the “Amended Term Loan Agreement”) with its lenders which modified certain provisions of its original Term Loan Agreement. Our Amended Term Loan Agreement limits our borrowings.

As of December 31, 2022, we had approximately $235.0 million of indebtedness outstanding and approximately $1.4 million of letters of credit outstanding under the Amended Term Loan Agreement. As of December 31, 2022, we have no additional borrowing capacity under the Amended Term Loan. Additionally, our Amended Term Loan Agreement contains certain covenants (namely our Current Ratio covenant) as well as a mandatory repayment schedule requiring us to make scheduled amortization payments in the aggregate amount of $35.0 million in 2023 and $120.0 million in the aggregate from the fiscal quarter ending March 31, 2023 through the fiscal quarter ending September 30, 2025.

In November 2022, anticipated non-compliance with our Current Ratio covenant required us to amend our Term Loan Agreement which reduced our Current Ratio requirement through March 31, 2023. Additionally, in order to provide sufficient liquidity in 2023 to address upcoming debt maturities and covenant compliance while funding our operating and capital programs, we obtained approximately $24.4 million of additional equity funding from certain of our existing equity shareholders in March 2023. For a further discussion of these actions, refer to Item 7, Management’s Discussion and Analysis, “Capital Resources and Liquidity” and Item 9B. Other Information.

Our Amended Term Loan Agreement contains the following financial covenants (as defined), including the maintenance of the following ratios:

●	an Asset Coverage Ratio of not less than 1.80 to 1.00 as of December 31, 2022 and each fiscal quarter thereafter

●	a Total Net Leverage Ratio of not greater than 3.00 to 1.00 as of December 31, 2022, 2.75 to 1.00 as of March 31, 2023, and 2.50 to 1.00 as of each fiscal quarter thereafter, and

●	a Current Ratio of not less than 1.00 to 1.00, each determined as of the last day of any fiscal quarter period, other than as amended in November 2022 to 0.70 to 1.00 as of December 31, 2022, and to 0.75 to 1.00 as of March 31, 2023

As of December 31, 2022, the Company was in compliance with its financial covenants.

As described above and in other historical periods, we have periodically sought amendments to the covenants under our revolving credit agreements, including the financial covenants, where we have anticipated difficulty in maintaining compliance. In the event we have difficulty in the future meeting the covenants under our Amended Term Loan Agreement, we would be required to seek additional relief, and there is no assurance that it would be granted. Failure to comply with the covenants in our Amended Term Loan Agreement may limit our ability to borrow, result in an event of default and cause amounts outstanding under our Amended Term Loan Agreement to become immediately due and payable.

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

We have approximately $235 million principal amount of debt, including current portions, as of December 31, 2022. As a result of our indebtedness, we will need to use a portion of our cash flow to pay interest, and outstanding principal beginning in the fiscal quarter ending March 31, 2023, which will reduce the amount of cash flow we will have available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes or adverse developments in our business or economic downturns impacting the industry in which we operate. Indebtedness under our Amended Term Loan Agreement is at a variable interest rate, and so a rise in interest rates will generate greater interest expense to the extent we do not have hedging arrangements that are effective in offsetting interest rate fluctuations. A rise in interest rates could impact on our borrowing costs and could have an adverse effect on our cash flows. In conjunction with the amendment of our Term Loan Agreement in November 2022, we (i) converted our benchmark interest rate from LIBOR to a Secured Overnight Financing Rate (SOFR) plus 0.15% and (ii) increased the applicable margin on borrowings by 0.50%. Borrowings under the Amended Term Loan Agreement will now bear interest at a rate per annum equal to the SOFR plus 7.65%.

We may incur substantially more debt in the future. Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt, we may be required to refinance debt, sell assets or sell additional shares of common or preferred stock on terms that we may not find attractive if it may be done at all. Further, our failure to comply with the financial and other restrictive covenants relating to our indebtedness could result in a default under that indebtedness, which could adversely affect our business, financial condition and results of operations.

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

The estimates of our reserves as of December 31, 2022 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, in accordance with SEC requirements, estimates of oil and gas reserves, future net revenue from proved reserves and the present value of our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the 12-month first-day-of-the-month average oil and gas prices for the year ended December 31, 2022. Average prices for oil and natural gas for the 12-month period were as follows: WTI crude oil spot price of $94.14 per Bbl, adjusted by lease or field for quality, transportation fees, and market differentials and a Henry Hub natural gas spot price of $6.36 per MMBtu, adjusted by lease or field for energy content, transportation fees, and market differentials. Any significant variance in the actual future prices from these assumptions could materially affect the estimated quantity and value of our reserves set forth in this report.

In addition, at December 31, 2022, approximately 50% of our estimated proved reserves were classified as proved undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Estimated proved reserves as of December 31, 2022 assume that we will make future capital expenditures of approximately $633.3 million in the aggregate primarily from 2023 through 2027, which are necessary to develop and realize the value of proved reserves on our properties. The estimates of these oil and natural gas reserves and the costs associated with development of these reserves have been prepared in accordance with SEC regulations; however, actual capital expenditures will likely vary from estimated capital expenditures, development may not occur as scheduled and actual results may not be as estimated.

We are subject to various contractual limitations that affect the discretion of our management in operating our business.

Our Amended Term Loan Agreement contains various provisions that may limit our management’s discretion in certain respects. In particular, the Amended Term Loan Agreement limits our and our subsidiaries’ ability to, among other things:

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

Compliance with these and other limitations may limit our ability to operate and finance our business and engage in certain transactions in the manner we might otherwise. In addition, if we fail to comply with the limitations under our Amended Term Loan Agreement, our creditors, to the extent the agreement so provides, may accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, lenders may be able to terminate any commitments they had made to make further funds available to us.

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

Costs associated with unevaluated properties, which were approximately $62.6 million at December 31, 2022, are not initially subject to the ceiling test limitation. Rather, we assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value based upon our intentions with respect to drilling on such properties, the remaining lease term, geological and geophysical evaluations, drilling results, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. These factors are significantly influenced by our expectations regarding future commodity prices, development costs, and access to capital at acceptable cost. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the ceiling test limitation. Accordingly, a significant change in these factors, many of which are beyond our control, may shift a significant amount of cost from unevaluated properties into the full cost pool that is subject to depletion and the ceiling test limitation.

Hedging transactions may limit our potential gains and increase our potential losses.

In order to manage our exposure to price risks in the marketing of our oil, natural gas, and natural gas liquids production and comply with the requirements of our Amended Term Loan Agreement, we have entered into oil and natural gas hedging arrangements with respect to a portion of our anticipated production and we may enter into additional hedging transactions in the future. While intended to reduce the effects of volatile commodity prices, such transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which:

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

Companies conducting oil and natural gas activities, like many firms in other industries, are facing increased scrutiny from stakeholders related to their ESG policies and practices. Stakeholder expectations and standards around ESG are evolving and companies that do not adapt or comply with those expectations and standards, regardless of whether there is a legal requirement to do so, may be adversely impacted. Increased attention to ESG matters may impact our business by increasing costs, reducing demand for oil and natural gas, reducing profits, increasing regulations and litigation, or impeding our access to capital and may negatively impact our stock price.

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

Certain of our undeveloped leasehold acreage could expire if we are unable to meet continuous development clauses or similar provisions in our leases requiring development of our undeveloped acreage and/or maintaining production on units containing the acreage.

As of December 31, 2022, we owned leasehold interests in approximately 40,400 net acres in the Delaware Basin in West Texas of which approximately 9,700 net acres are undeveloped. Generally, our oil and natural gas leases remain in force as long as production in paying quantities is maintained. Currently, our leases on undeveloped oil and natural gas properties are either categorized as “held by production” or perpetuated by continuous development clauses contained in our leases or tolling agreements. We continually review our leases on acreage subject to these clauses or agreements when planning for our future drilling programs. If our leases on acreage subject to these provisions are not maintained by production in paying quantities or continuous development, our leases could expire and we would lose our right to develop the related properties.

Our drilling plans are subject to change based upon various factors, many of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals. Further, while not material, some of our acreage is located in sections where we do not hold the majority of the acreage and therefore it is likely that we will not be named operator of these sections. As a non-operating leaseholder we have less control over the timing of drilling and are therefore subject to additional risk of expirations.

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

If the amount of natural gas, condensate or oil being produced by us and others exceeds the capacity of the various transportation pipelines and gathering systems available in our operating areas, it may be necessary for new transportation pipelines and gathering systems to be built. Or, in the case of oil and condensate, it will be necessary for us to rely more heavily on trucks or trains to transport our production, which is more expensive and less efficient than transportation via pipeline. The construction of new pipelines and gathering systems is capital intensive and construction may be postponed, interrupted or cancelled in response to changing economic conditions, the availability and cost of capital, public opposition, regulatory restrictions and judicial challenges. In addition, capital constraints could limit our ability to build gathering systems to transport our production to transportation pipelines. In such event, costs to transport our production may increase materially or we might have to shut-in our wells awaiting a pipeline connection or capacity and/or sell our production at much lower prices than market or than we currently expect, which would adversely affect our results of operations.

A portion of our production may also be interrupted, or shut-in, from time to time for numerous other reasons, including as a result of weather conditions (which may worsen due to climate changes), accidents, loss of pipeline or gathering system access, field labor issues or strikes, or we might voluntarily curtail production in response to market conditions. If a substantial amount of our production is interrupted at the same time, it could adversely affect our cash flow.

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

Funds advised by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC held approximately 37.4%, 24.2% and 14.4%, respectively, of our common stock as of March 27, 2023. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures, or the issuance of additional equity securities or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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

We are currently authorized to issue 100.0 million shares of common stock and 1.0 million shares of preferred stock, with such designations, rights, preferences, privileges and restrictions as determined by the Board. As of March 27, 2023, we had approximately 16.5 million shares of common stock outstanding and options and restricted stock units to purchase or receive an aggregate of 1.1 million shares of our common stock. As of March 27, 2023, we have also reserved an additional 0.3 million shares for future issuance to our directors, officers and employees under our 2020 Long-Term Incentive Plan. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. Additionally, on March 28, 2023, we sold an aggregate of 25,000 shares of Series A Convertible Preferred Stock (the “preferred stock”) that is convertible into shares of our common stock, as further described in Item 9B. Other Information.

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

We may choose to delist our securities from NYSE American and deregister our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and would result in less disclosure about the Company.

As further discussed in Item 7. Management’s Discussion and Analysis, “Capital Resources and Liquidity,” we are exploring strategic transactions and looking at opportunities to significantly reduce expenses in the near term to bolster liquidity. Given the cost and resource demands of being a public company, we may decide to “go dark,” or discontinue our obligation to make periodic filings with the SEC, by delisting our securities with NYSE American and deregistering our securities with the SEC.  While no decision has been made, should we ultimately make the decision to go dark, there would be a substantial decrease in disclosure by us of our operations and prospects, and a potential decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock on an over-the-counter (OTC) market. As a result of going dark, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our common stock in the secondary market may be materially limited.

Regulatory Risk Factors

We are subject to complex federal, state, local and other laws and regulations that frequently are amended to impose more stringent requirements that could adversely affect the cost, manner or feasibility of doing business.

Companies that explore for, develop, produce, sell and transport oil and natural gas in the United States are subject to extensive federal, state and local laws and regulations, including complex tax and environmental, health and safety laws and corresponding regulations, and are required to obtain various permits and approvals from federal, state and local agencies. If these permits are not issued or unfavorable restrictions or conditions are imposed on our activities, we may not be able to conduct our operations as planned. We also may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

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

Under environmental, health and safety laws and regulations, we also could be held liable for personal injuries, property damage (including site clean-up and restoration costs) and other damages including the assessment of natural resource damages. Such laws may impose strict as well as joint and several liability for environmental contamination, which could subject us to liability for the conduct of others or for our own actions that were in compliance with all applicable laws at the time such actions were taken. Environmental and other governmental laws and regulations also increase the costs to plan, design, drill, install, operate and abandon oil and natural gas wells. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling and pipeline projects. Part of the regulatory environment in which we operate includes, in some cases, federal requirements for performing or preparing environmental assessments, environmental impact studies and/or plans of development before commencing exploration and production activities. In addition, our activities are subject to regulation relating to conservation practices and protection of correlative rights. Such regulations affect our operations and limit the quantity of oil and natural gas we may produce and sell. Delays in obtaining regulatory approvals or necessary permits, the failure to obtain a permit or the receipt of a permit with excessive conditions or costs could have a material adverse effect on our ability to explore on, develop or produce our properties. Additionally, the oil and natural gas regulatory environment could change in ways that might substantially increase the financial and managerial costs to comply with the requirements of these laws and regulations and, consequently, adversely affect our profitability. By way of example, in 2015 the EPA lowered the primary national ambient air quality standard for ozone from 75 parts per billion to 70 parts per billion and is reconsidering whether an even stricter standard is warranted. Implementation eventually could result in more stringent emissions controls and additional permitting obligations for our operations.

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

From time to time, for example, legislation has been proposed in Congress to require more stringent federal control or outright bans of hydraulic fracturing. Further, the EPA issued a study in 2016 finding that hydraulic fracturing could potentially harm drinking water resources under adverse circumstances such as injection directly into groundwater or into production wells lacking mechanical integrity. Other governmental reviews have also been conducted that focus on environmental aspects of hydraulic fracturing. Such activities eventually could result in additional regulatory control.

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

In the United States, many states, either individually or through multi-state regional initiatives, have been implementing legal measures to reduce emissions of greenhouse gases, primarily through emission inventories, emission targets, product bans, greenhouse gas cap and trade programs or incentives for renewable energy generation, while others have considered adopting such greenhouse gas programs.

At the federal level, the Obama Administration addressed climate change through a variety of administrative actions. The EPA thus issued greenhouse gas monitoring and reporting regulations that cover oil and natural gas facilities, among other industries. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding certain greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding served as the first step to issuing regulations that require permits for and reductions in greenhouse gas emissions for certain facilities. In March 2014, moreover, then President Obama released a Strategy to Reduce Methane Emissions that included consideration of both voluntary programs and targeted regulations for the oil and gas sector. Consistent with that strategy, the EPA issued final rules in 2016 for new and modified oil and gas production sources (including hydraulically fractured oil wells, natural gas well sites, natural gas processing plants, natural gas gathering and boosting stations and natural gas transmission sources) to reduce emissions of methane as well as volatile organic compound and toxic pollutants. In addition, the BLM promulgated standards for reducing venting and flaring on public lands (which were eventually vacated).

The Trump Administration tried to roll back many of the Obama-era climate change policies and rules. But shortly after his inauguration, President Biden accepted the Paris Agreement on behalf of the United States, declared climate considerations an essential part of the United States’ foreign policy, limited new oil and gas leases on federal lands, and directed federal agencies to incorporate climate change considerations in their operation. New federal programs relating to climate change appear to be likely through at least 2024. For example, EPA has proposed to update, strengthen and revise the greenhouse gas and volatile organic compound emission standards for the oil and natural gas industries, while BLM has proposed new rules to reduce venting, flaring and leaks from oil and gas production on public lands. Aside from new controls, the 2022 Inflation Reduction Act creates incentives meant to promote use of electric cars and fuels other than oil and natural gas.

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

In 2020, in response to the novel coronavirus (COVID-19) pandemic governments around the world, including U.S. federal and state governments, imposed restrictions intended to limit the extent and spread of the virus, including travel restrictions, quarantines and business closures. The COVID-19 outbreak and governmental restrictions significantly impacted economic activity and markets and dramatically reduced demand for oil and natural gas, adversely impacting the prices we receive for our production, resulting in us temporarily shutting in producing wells. During 2021, widespread availability of COVID-19 vaccines in the United States and elsewhere combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand for oil and natural gas and increases in oil and natural gas prices. However, there remains the potential for demand for oil and natural gas to be adversely impacted by the economic effects of the COVID-19 pandemic, including as a consequence of the circulation of more infectious “variants” of the disease, vaccine hesitancy, waning vaccine effectiveness or other factors. As a consequence, we are unable to predict the impact of these factors which may negatively impact our business in numerous ways, including, but not limited to, the following:

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

The COVID-19 pandemic may also have the effect of heightening many of the other risks set forth below. Any of these factors could have a material adverse effect on our business, operations, financial results and liquidity. In 2020, oil and natural gas prices declined to historically low levels and we reduced our planned capital expenditures, delayed our drilling and completion plans and temporarily shut-in some of our producing wells, among other responses. We are unable to predict the ultimate adverse impact of the COVID-19 on our business, which will continue to depend on numerous evolving factors and future developments, including the length of time that the pandemic continues, its effect on the demand for oil and natural gas and the response of the overall economy and the financial markets after governmental restrictions are eased.

A financial downturn could negatively affect our business, results of operations, financial condition and liquidity.

Actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from efforts to contain the COVID-19 coronavirus or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price we receive for our oil and natural gas production. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations and cash flows.

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

ITEM 3. LEGAL PROCEEDINGS

A description of our legal proceedings is included in Item 8. Consolidated Financial Statements and Supplementary Data—Note 9, “Commitments and Contingencies,” and is incorporated herein by reference.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 20, 2020, our common stock commenced trading on the NYSE American exchange under the symbol “BATL.” Approximately 50 registered stockholders of record as of March 27, 2023 held our common stock. In most instances, a registered stockholder holds shares in street name for one or more customers who beneficially own the shares.

We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate declaring cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on common stock will be at the discretion of the board of directors and will be dependent upon then existing conditions, including our prospects, and such other factors, as the board of directors deems relevant. We are also restricted from paying cash dividends on common stock under our Amended Term Loan Agreement.

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

Our financial results depend upon many factors but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploration activities or acquire properties with existing production. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, basis differentials and other factors. Accordingly, finding and developing oil and natural gas reserves at economical costs is critical to our long-term success.

When commodity prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. While we use derivative instruments to provide partial protection against declines in oil and natural gas prices, the total volumes we hedge are less than our expected production, vary from period to period based on our view of current and future market conditions, remain consistent with the requirements in effect under our Amended Term Loan Agreement and extend, on a rolling basis, for the next four years. These limitations result in our liquidity being susceptible to commodity price declines. Additionally, while intended to reduce the effects of volatile commodity prices, derivative transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the hedge. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

Recent Developments

Preferred Stock Equity Issuance. On March 28, 2023, we sold, in a private placement, an aggregate of 25,000 shares of Series A Convertible Preferred Stock (the “preferred stock”) to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, who represent our largest three existing shareholders. We received $24,375,000 in proceeds, net of $625,000 in original issue discount. The issuance of preferred stock was approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock. Holders will have no voting rights with respect to the shares of preferred stock. The preferred stock will receive annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued (“PIK accrual”) at a fixed rate of 16.0% annually at the option of the Company. Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. PIK dividends will be cumulative, compound and accrue quarterly in arrears and will be added to the Liquidation Preference.

Shares of preferred stock will be convertible, subject to conversion ratios and prices stipulated in the agreement, at any time by the holders and by Battalion after meeting certain other agreement requirements. Battalion will also have the right to redeem the preferred stock in cash at an amount equal to between 100-120% of the Liquidation Preference

($1,000 per share, or $25.0 million, increased for any PIK accruals) determined according to the redemption date. Additionally, in the event of a change of control, holders have the right to receive, (i) at any time on or prior to 150 days following the closing date, and at the election of the Company, a cash payment equal to the Liquidation Preference or equity consideration equal to the 107.5% of the Liquidation Preference, or (ii) at any time after 150 days following the closing date, a cash payment equal to between 100-120% of the Liquidation Preference determined by the redemption date or conversion into common stock. Until (i) a termination of or certain amendments to the Amended Term Loan Agreement or (ii) one year past the maturity date of the Amended Term Loan Agreement, an election of the cash payment option by holders in a change of control scenario is not permitted. For additional information, see Item 9B. Other Information.

H2S Treating Joint Venture. In May 2022, we entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility (the “Facility”) in Winkler County, Texas. The joint venture, operating as Brazos Amine Treater, LLC (“BAT”), has also entered into a Gas Treating Agreement (“GTA”) with us for gas production from our Monument Draw area. In exchange for contributing to the joint venture a wellbore with an approved permit for the injection of acid gas and surface land, we retained a 5% equity interest in BAT, an unconsolidated subsidiary. Caracara provided all necessary capital for the construction of the Facility, which is expected to have an initial capacity of approximately 30 MMcf per day, and a design capacity to treat up to 10% combined concentrations for H2S and CO2. We expect the AGI facility will be mechanically complete in early April 2023 and expect the facility to be in service in the second quarter of 2023.

Under the GTA, we will pay a treating rate that varies based on volumes delivered to the Facility for a term that will last 20 years from the in-service date of the Facility and have a minimum volume commitment of 20 MMcf per day, with certain rollover rights and start-up flexibility, for an initial term of five years from the in service date of the Facility, which can be extended up to seven years under certain conditions. Once in service, the GTA has a tiered-rate structure which is expected to drive a greater than 50 percent reduction in treating fees. Our current estimates of facility in-service dates and future treating fee reductions are subject to various operational and other risk factors, some of which are beyond our control, which could impact the timing and extent of these estimates.

Capital Resources and Liquidity

Overview. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. As of December 31, 2022, we had $32.7 million of cash and cash equivalents, and no additional borrowing capacity under the Amended Term Loan. On March 28, 2023, we received approximately $24.4 million in additional cash proceeds upon the issuance of 25,000 shares of preferred stock as described above.

Our Amended Term Loan Agreement contains certain restrictive covenants (namely our Current Ratio covenant) as well as a mandatory repayment schedule ($5 million due March 31, 2023 and $10 million due at the end of each succeeding quarter in 2023 and in the aggregate, $120.0 million due from the fiscal quarter ending March 31, 2023 through the fiscal quarter ending September 30, 2025). In November 2022, we were required to seek an amendment to our Term Loan to alleviate Current Ratio covenant compliance requirements through the first quarter of 2023 as a result of reduced commodity prices, higher interest rates, and the high capital costs experienced in our 2022 drilling program, which are by nature difficult to predict and subject to factors outside the Company’s control.

In December of 2022 and January of 2023, commodity prices, cost conditions and interest rates continued to deteriorate, which further constrained our liquidity. As a result, we projected near-term future covenant (Current Ratio) breaches beginning with the first quarter of 2023 coupled with inadequate liquidity resources available to fully fund all of our collective upcoming obligations, including debt repayments and interest, capital expenditures and operating costs. In the absence of obtaining additional liquidity from other sources prior to March 2023, we obtained $24.4 million of additional preferred equity funding as noted above.

We believe our forecasted cash flows from operations, cash on hand (including $24.4 million from our March 2023 preferred stock issuance) and our hedging program provide us with sufficient liquidity to address our near-term debt maturities of approximately $45.0 million through the first quarter of 2024, maintain compliance with our debt covenants, address concerns around future covenant compliance, and meet our drilling requirements under our leases. However, without additional future capital funding, our liquidity may continue to be constrained and will not provide for growth in our drilling program or maintenance or growth in production volumes.

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

We continuously monitor changes in market conditions and will continue to adapt our operational plans as necessary to strive to maintain sufficient liquidity, facilitate drilling on our undeveloped acreage position and permit us to selectively expand our acreage, as well as meet our debt obligations and restrictive covenants.  The Company has been, and continues to, explore strategic transactions to address these concerns, while also looking at opportunities to significantly reduce expenses in the near term. In this regard, the Company has considered whether it is advisable to continue to bear the ongoing costs of the listing of its common stock on the NYSE American and of being a reporting Company under the Securities Exchange Act of 1934. The Company believes that it currently qualifies to suspend these obligations should it elect to do so. While such a determination has not yet been made, the Company expects that the cost savings, particularly over the longer term, would be significant. Accordingly, the Company will continue to consider the matter while it simultaneously pursues strategic and financial alternatives that may render it unnecessary. We will continue to pursue additional liquidity sources which could include entering into other financing arrangements (e.g. future equity raises), a sale of a portion of our non-core assets, pursuing strategic merger opportunities or joint ventures, further reducing our discretionary capital program, or pursuing other general and administrative or other cost reduction opportunities including aligning our workforce headcount with planned drilling activity. However, there can be no assurance that, absent additional capital, reducing costs or other material favorable developments, the company will not experience liquidity and covenant compliance issues in the future.

Other Risks and Uncertainties. Our ability to complete transactions and maintain or increase our liquidity is subject to a number of variables, including our level of oil and natural gas production, proved reserves and commodity prices, the amount and cost of our indebtedness, as well as various economic and market conditions that have historically affected the oil and natural gas industry. Even if we are otherwise successful in growing our proved reserves and production, if oil and natural gas prices decline for a sustained period of time, our ability to fund our capital expenditures, complete acquisitions, reduce debt, meet our financial obligations and become profitable may be materially impacted.

Additionally, in periods of increasing commodity prices, we continue to be at risk to supply chain issues, including, but not limited to, labor shortages, pipe restrictions and potential delays in obtaining frac and/or drilling related equipment that could impact our business. During these periods, the costs and delivery times of rigs, equipment and supplies may also be substantially greater. The unavailability or high cost of drilling rigs and/or frac crews, pressure pumping equipment, tubulars and other supplies, and of qualified personnel can materially and adversely affect our operations and profitability.

Lastly, actual or anticipated declines in domestic or foreign economic activity or growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from international conflicts, efforts to contain the COVID-19 pandemic or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price received for oil and natural gas production or adversely impacting our ability to comply with covenants in our Amended Term Loan Agreement. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations, cash flows and, potentially, compliance with the covenants contained in our Amended Term Loan Agreement.

Capital Expenditures. During 2022, we spent approximately $126.6 million in capital expenditures, including drilling, completion, support infrastructure and other capital costs. In 2022, we ran one operated rig in the Delaware Basin. We drilled, completed, and brought online 9 gross (8.5 net) operated wells during the year. We had one drilled well awaiting completion as of December 31, 2022.

Debt Obligations. On November 24, 2021, we and our wholly owned subsidiary, Halcón Holdings, LLC (Borrower), entered into a Term Loan Agreement with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. The Term Loan Agreement amended and restated in its entirety our previous revolving credit agreement entered into in 2019.

On November 14, 2022, the Company paid approximately $2.4 million and entered into a further Amended Credit Agreement (the “Amended Term Loan Agreement”) with its lenders which modified certain provisions of its original Term Loan Agreement including, but not limited to, the following:

●	Current Ratio. Our Current Ratio financial covenant decreased to 0.90 to 1.00 as of September 30, 2022, to 0.70 to 1.00 for the quarter ended December 31, 2022, and to 0.75 to 1.00 for the quarter ended March 31, 2023, returning to 1.00 to 1.00 for the quarter ended June 30, 2023 and for each fiscal quarter thereafter as further described below.

●	Interest Rate. We converted our benchmark interest rate from LIBOR to a Secured Overnight Financing Rate (SOFR) plus 0.15% and increased the applicable margin on borrowings by 0.50%, such that borrowings under the Amended Term Loan Agreement will now bear interest at a rate per annum equal to the SOFR benchmark rate plus 7.65%.

●	Prepayment Premium. We reset the prepayment periods (for outstanding borrowings) beginning on the amendment date with the following prepayment premiums, subject to the conditions described in the table and further discussion below:

Period (after amendment date)	Premium
Months 0 - 12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13 - 24	2.00%
Thereafter	0.00%

In the following scenarios, our prepayment premiums would differ from those noted in the table above: (i) if within 6 months after the November 14, 2022 amendment date the Company raises a minimum of $20 million of new capital in the form of equity, equity-linked, preferred equity, or unsecured debt, in all cases bearing no cash dividend or cash interest, to bolster liquidity or repay debt, our prepayment premiums will reset to those in the original Term Loan Agreement or (ii) should a change of control result in prepayment within the second anniversary of the amendment date, a 2% payment premium will apply.

As of December 31, 2022, we had $235.0 million of indebtedness outstanding and approximately $1.4 million of letters of credit outstanding under the Amended Term Loan Agreement. An additional $3.6 million is available for the issuance of letters of credit. The maturity date of the Amended Term Loan Agreement is November 24, 2025.

We may be required to make mandatory prepayments of the loans under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, and with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, we are required to make mandatory prepayments when the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted approved plan of development (APOD) capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance.

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

The Amended Term Loan Agreement contains certain financial covenants (as defined), including maintenance of the following rations:

●	an Asset Coverage Ratio of not less than 1.80 to 1.00 as of December 31, 2022 and each fiscal quarter thereafter;
●	Total Net Leverage Ratio of not greater than 3.00 to 1.00 as of December 31, 2022, 2.75 to 1.00 as of March 31, 2023, and 2.50 to 1.00 as of each fiscal quarter thereafter; and
●	a Current Ratio of not less than 1.00 to 1.00, each determined as of the last day of any fiscal quarter period, other than as amended in November 2022 to 0.70 to 1.00 as of December 31, 2022, and to 0.75 to 1.00 as of March 31, 2023.

As of December 31, 2022, the Company was in compliance with the financial covenants under the Amended Term Loan Agreement.

The Amended Term Loan Agreement also contains an APOD for our Monument Draw acreage through the drilling and completion of certain wells. The Term Loan Agreement contains a proved developed producing production test and an APOD economic test which we must maintain compliance with; otherwise, subject to any available remedies or waivers, we are required to immediately cease making expenditures in respect of the approved plan of development other than any expenditures deemed necessary by us in respect of no more than six additional approved plan of development wells.

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

While we have largely been successful in obtaining modifications of our covenants as needed, as evidenced most recently by the amendment of our Term Loan Agreement in November 2022 which reduced the Current Ratio covenant as of September 30, 2022 and each successive quarter through the quarter ended March 31, 2023, there can be no assurance that we will be successful in the future. In the event we are not successful in obtaining covenant modifications, if needed, there is no assurance that we will be successful in implementing alternatives that allow us to maintain compliance with our covenants or that we will be successful in obtaining alternative financing that provides us with the liquidity that we need to operate our business. Even if successful, alternative sources of financing could prove more expensive than borrowings under our Amended Term Loan Agreement.

The results presented in this Form 10-K are not necessarily indicative of future operating results. For further information regarding these risks and uncertainties on us, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Cash Flow. Net increase (decrease) in cash, cash equivalents and restricted cash is summarized as follows (in thousands):

	Years Ended December 31,
	2022	2021
Cash flows provided by (used in) operating activities	$78,801	$68,572
Cash flows provided by (used in) investing activities	(126,130)	(51,913)
Cash flows provided by (used in) financing activities	31,786	27,405
Net increase (decrease) in cash, cash equivalents and restricted cash	$(15,543)	$44,064

Operating Activities. Net cash flows provided by operating activities for the years ended December 31, 2022 and 2021 were $78.8 million and $68.6 million, respectively. Items impacting operating cash flows were (i) higher total operating revenues resulting from an approximate $15.50 per Boe increase in average realized prices (excluding the impact of hedging arrangements) for the year ended December 31, 2022 compared to the year ended December 31, 2021 partially offset by realized losses from derivative contracts, (ii) increased operating and interest costs in 2022, and (iii) changes in working capital.

Investing Activities. Net cash flows used in investing activities for the years ended December 31, 2022 and 2021 were approximately $126.1 million and $51.9 million, respectively.

During the year ended December 31, 2022, we spent $125.5 million on oil and natural gas capital expenditures, of which $108.3 million related to drilling and completion costs and $13.7 million related to the development of our treating equipment and gathering support infrastructure.

During the year ended December 31, 2021, we spent $52.6 million on oil and natural gas capital expenditures, of which $42.9 million related to drilling and completion costs and $6.8 million related to the development of our treating equipment and gathering support infrastructure.

Financing Activities. Net cash flows provided by financing activities for the years ended December 31, 2022 and 2021 were approximately $31.8 million and $27.4 million, respectively. During the year ended December 31, 2022, we borrowed the remaining $35.0 million available under the Amended Term Loan Agreement and paid approximately $2.9 million in deferred financing costs, including $2.4 million upon entering into the Amended Term Loan Agreement with its lenders in November 2022.

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

Oil and Natural Gas Activities

Accounting for oil and natural gas activities is subject to unique rules. Two generally accepted methods of accounting for oil and natural gas activities are available - successful efforts and full cost. The most significant differences between these two methods are the treatment of unsuccessful exploration costs and the manner in which the carrying value of oil and natural gas properties are amortized and evaluated for impairment. The successful efforts method requires unsuccessful exploration costs to be expensed as they are incurred upon a determination that the well is uneconomical while the full cost method provides for the capitalization of these costs. Both methods generally provide for the periodic amortization of capitalized costs based on proved reserve quantities. Impairment of oil and natural gas properties under the successful efforts method is based on an evaluation of the carrying value of individual oil and natural gas properties against their estimated fair value, while impairment under the full cost method requires an evaluation of the carrying value of oil and natural gas properties included in a cost center against the net present value of future cash flows from the related proved reserves, using the unweighted arithmetic average of the first day of the month for each of the 12-month prices for oil and natural gas within the period, holding prices and costs constant and applying a 10% discount rate.

Full Cost Method

We use the full cost method of accounting for our oil and natural gas activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized into a cost center (the amortization base or full cost pool). Such amounts include the cost of drilling and equipping productive wells, treating equipment and gathering support facilities costs, dry hole costs, lease acquisition costs and delay rentals. All general and administrative costs unrelated to drilling activities are expensed as incurred. The capitalized costs of our evaluated oil and natural gas properties, plus an estimate of our future development and abandonment costs, are amortized on a unit-of-production method based on our estimate of total proved reserves. Our financial position and results of operations could have been significantly different had we used the successful efforts method of accounting for our oil and natural gas activities.

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

Our estimated proved reserves for the years ended December 31, 2022, 2021 and 2020 were prepared by Netherland, Sewell, an independent oil and natural gas reservoir engineering consulting firm. For more information regarding reserve estimation, including historical reserve revisions, refer to Item 8. Consolidated Financial Statements and Supplementary Data—“Supplemental Oil and Gas Information (Unaudited).”

Depletion Expense

Our rate of recording depletion expense is primarily dependent upon our estimate of proved reserves, which is utilized in our unit-of-production method calculation. If the estimates of proved reserves were to be reduced, the rate at which we record depletion expense would increase, reducing net income. Such a reduction in reserves may result from calculated lower market prices, which may make it non-economic to drill for and produce higher cost reserves. At December 31, 2022, a five percent positive revision to proved reserves would decrease the depletion rate by approximately $0.50 per Boe and a five percent negative revision to proved reserves would increase the depletion rate by approximately $0.54 per Boe.

Full Cost Ceiling Test Limitation

Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of our oil and natural gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and natural gas properties exceed the cost center ceiling, we are subject to a ceiling test write-down to the extent of such excess. If required, it would reduce earnings and impact stockholders’ equity in the period of occurrence and could result in lower amortization expense in future periods. The present value of our estimated proved reserves (discounted at 10%) is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. However, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that we use the unweighted arithmetic average price of oil and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. If average oil and natural gas prices decline, it is possible that write-downs of our oil and natural gas properties could occur in the future. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Using the first-day-of-the-month average for the 12-months ended December 31, 2022 of the WTI crude oil spot price of $94.14 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended December 31, 2022 of the Henry Hub natural gas price of $6.36 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials, our ceiling test calculation would not have generated an impairment at December 31, 2022, holding all other inputs and factors constant. Additionally, a 10% reduction in respective commodity prices at December 31, 2022, while all other factors remained constant, would not have generated an impairment.

Future Development Costs

Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production facilities, gathering systems and related structures and restoration costs. We develop estimates of these costs for each of our properties based upon their geographic location, type of production facility, well depth, currently available procedures and ongoing consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and future abandonment costs on an annual basis. At December 31, 2022, a five percent increase in future development and abandonment costs would increase the depletion rate by approximately $0.34 per Boe and a five percent decrease in future development and abandonment costs would decrease the depletion rate by $0.35 per Boe.

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

In assessing the need for a valuation allowance on our deferred tax assets, we consider possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies. We consider all available evidence (both positive and negative) in determining whether a valuation allowance is required. Based upon the evaluation of available evidence, a valuation allowance of $425.0 million has been applied against our deferred tax asset balance as of December 31, 2022.

ASC 740, Income Taxes (ASC 740) creates a single model to address accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements. We apply significant judgment in evaluating our tax positions and estimating our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact our financial position, results of operations and cash flows. The evaluation of a tax position in accordance with ASC 740 is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

We reported net income (loss) of $17.7 million and ($28.3) million for the year ended December 31, 2022 and 2021, respectively. The table included below sets forth financial information for the periods presented.

	Years Ended
	December 31,
In thousands (except per unit and per Boe amounts)	2022	2021
Operating revenues:
Oil	$267,690	$213,512
Natural gas	46,210	35,248
Natural gas liquids	43,501	35,394
Other	1,663	1,051
Total operating revenues	359,064	285,205
Operating expenses:
Production:
Lease operating	48,095	43,977
Workover and other	6,683	3,224
Taxes other than income	18,483	12,312
Gathering and other	64,117	60,396
General and administrative:
General and administrative	15,425	14,504
Stock-based compensation	2,210	2,010
Depletion, depreciation and accretion:
Depletion – Full cost	51,020	44,613
Depreciation – Other	367	318
Accretion expense	528	477
Other income (expenses):
Net gain (loss) on derivative contracts	(110,006)	(125,619)
Interest expense and other	(23,591)	(8,018)
Gain (loss) on extinguishment of debt	—	1,946
Net income (loss)	$18,539	$(28,317)

Production:
Crude oil – MBbls	2,837	3,196
Natural gas – MMcf	9,337	9,447
Natural gas liquids – MBbls	1,242	1,157
Total MBoe(1)	5,635	5,928
Average daily production – Boe(1)	15,438	16,241

Average price per unit (2):
Crude oil price - Bbl	$94.36	$66.81
Natural gas price - Mcf	4.95	3.73
Natural gas liquids price - Bbl	35.02	30.59
Total per Boe(1)	63.43	47.93

Average cost per Boe:
Production:
Lease operating	$8.54	$7.42
Workover and other	1.19	0.54
Taxes other than income	3.28	2.08
Gathering and other	11.38	10.19
Restructuring	—	—
General and administrative:
General and administrative	2.74	2.45
Stock-based compensation	0.39	0.34
Depletion	9.05	7.53
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and natural gas liquids revenues were $357.4 million and $284.2 million for the years ended December 31, 2022 and 2021, respectively. The increase in revenue is primarily attributable to an approximately $91.8 million increase in average realized prices partially offset by approximately $18.6 million attributable to slightly lower production volumes in 2022 compared to 2021. Average realized prices (excluding the effects of hedging arrangements) increased approximately $15.50 per Boe for the year ended December 31, 2022 when compared with the same period in 2021. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Production for the years ended December 31, 2022 and 2021 averaged 15,438 Boe/d and 16,241 Boe/d, respectively. While production is lower in 2022 compared with 2021 in total due largely to the timing of capital expenditures spent to bring new wells online and natural production declines on our existing producing wells, our production has increased from 14,767 Boe/d in the first quarter of 2022 to 15,696 Boe/d and 15,438 Boe/d for the quarter and year ended December 31, 2022, respectively. We have put online 9 gross (8.5 net) operated wells in 2022. Also impacting 2021 production volumes was temporarily shut-in production due to inclement weather which decreased average daily production by approximately 300 Boe/d for the year ended December 31, 2021.

Lease Operating Expenses. Lease operating expenses were $48.1 million and $44.0 million for the years ended December 31, 2022 and 2021, respectively. On a per unit basis, lease operating expenses were $8.54 per Boe and $7.42 per Boe for the years ended December 31, 2022 and 2021, respectively. The increase in lease operating expenses in 2022 results primarily from an inflationary market increase in maintenance, power, and chemical costs.

Workover and Other Expenses. Workover and other expenses were $6.7 million and $3.2 million for the year ended December 31, 2022 and 2021, respectively. On a per unit basis, workover and other expenses were $1.19 per Boe and $0.54 per Boe for the year ended December 31, 2022 and 2021, respectively. The increased workover and other expenses in 2022 relate to more significant workover projects undertaken in the current year as well as inflationary market increases in service and material costs in 2022.

Taxes Other than Income. Taxes other than income were $18.5 million and $12.3 million for the years ended December 31, 2022 and 2021, respectively. Most production taxes are based on production volumes and realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $3.28 per Boe and $2.08 per Boe for the years ended December 31, 2022 and 2021, respectively.

Gathering and Other Expenses. Gathering and other expenses were $64.1 million ($11.38 per Boe) and $60.4 million ($10.19 per Boe) for the year ended December 31, 2022 and 2021, respectively. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes, either through our own hydrogen sulfide treating plant or through third parties. For the year ended December 31, 2022, overall natural gas production volumes were relatively flat compared to 2021; however, increased production of sour natural gas in our Monument Draw area in 2022 requiring H2S treatment contributed to higher gathering and other expenses compared to 2021.

General and Administrative Expense. General and administrative expense was $16.2 million and $14.5 million for the years ended December 31, 2022 and 2021, respectively. The increase in general and administrative expense for 2022 is primarily associated with an increase in professional fees partially offset by a decrease in corporate office lease expense. On a per unit basis, general and administrative expense were $2.88 per Boe and $2.45 per Boe for the years ended December 31, 2022 and 2021, respectively.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit-of-production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $51.0 million and $44.6 million for the years ended December 31, 2022 and 2021, respectively. On a per unit basis, depletion expense was $9.05 per Boe and $7.53 per Boe for the years ended December 31, 2022 and 2021, respectively. The increase in our depletion rate for the year ended December 31, 2022 compared to 2021 is primarily due to increased future development costs associated with proved reserve additions relative to the change in proved reserves when comparing 2022 to 2021.

Net gain (loss) on derivative contracts. We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes. Accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statements of operations. We recorded a net derivative loss of $110.0 million ($20.3 million net gain on unsettled contracts and $130.3 million net loss on settled contracts) for the year ended December 31, 2022. We recorded a net derivative loss of $125.6 million ($47.7 million net loss on unsettled contracts and $77.9 million net loss on settled contracts) for the year ended December 31, 2021. At December 31, 2022, we had a $21.6 million derivative asset, $16.2 million of which was classified as current, and we had a $62.9 million derivative liability, $29.3 million of which was classified as current.

Interest Expense and Other. Interest expense and other was $23.6 million and $8.0 million for the years ended December 31, 2022 and 2021, respectively. Interest expense and other increased in the current year due primarily to increased interest rates, higher debt balances in 2022, and amortization/accretion of financing related costs associated with our Term Loan Agreement entered into in November 2021 and further amended in November 2022. Our weighted average interest rate for the year ended December 31, 2022, was approximately 9.1%. For the first quarter of 2023, we anticipate our interest rate will be 12.23% on outstanding borrowings.

Gain (Loss) on Extinguishment of Debt. During the year ended December 31, 2021, we recorded a gain on the extinguishment of the forgiven portion of the Paycheck Protection Program (PPP) Loan and related accrued interest of $2.1 million. We applied for forgiveness of the amount due on the PPP Loan based on the use of the loan proceeds on eligible expenses in accordance with the terms of the CARES Act. Effective August 13, 2021, the principal amount of our PPP Loan was reduced from $2.2 million to $0.2 million by the Small Business Administration. During the first quarter of 2022, the $0.2 million principal amount of the PPP loan was repaid in full.

Recently Issued Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 8. Consolidated Financial Statements and Supplementary Data—Note 1, “Summary of Significant Events and Accounting Policies.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments and Hedging Activity

We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil and natural gas prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include fixed-price swaps, costless collars, basis swaps and WTI NYMEX rolls. The total volumes that we hedge through the use of our derivative instruments varies from period to period, however, our requirement under our Amended Term Loan Agreement, is to hedge approximately 50% to 85% of our anticipated oil and natural gas production, in varying percentages by year, on a rolling basis for the next four years, when derivative contracts are available at terms and prices acceptable to us. Our hedge policies and objectives may change significantly as our operational profile and contractual obligations change but remain consistent with the requirements in effect under our Amended Term Loan Agreement. We do not enter into derivative contracts for speculative trading purposes.

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of December 31, 2022, we did not post collateral under any of our derivative contracts as they are secured under our Amended Term Loan Agreement.

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 7, “Derivative and Hedging Activities,” for more details.

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 6, “Fair Value Measurements,” for additional information.

Interest Rate Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are SOFR (and previously, LIBOR) based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At December 31, 2022, the principal amount of our debt was $235.0 million, of which substantially all bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At December 31, 2022, the weighted average interest rate on our variable rate debt was 12.23% per year. If the balance of our variable interest rate debt at December 31, 2022 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.9 million per year.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, Management concluded that Battalion Oil Corporation’s internal control over financial reporting was effective as of December 31, 2022.

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

/s/ RICHARD H. LITTLE	/s/ KRISTEN MCWATTERS
Richard H. Little	Kristen McWatters
Chief Executive Officer	Executive Vice President,
Chief Financial Officer and Treasurer
Houston, Texas
March 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Battalion Oil Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Battalion Oil Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Proved Oil and Natural Gas Property and Depletion — Oil and Natural Gas Reserve Quantities — Refer to Note 1 and 4 to the financial statements

Critical Audit Matter Description

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. The Company’s proved oil and natural gas properties are depleted using the units of production method and are evaluated for impairment by the full cost ceiling impairment test utilizing the Company’s oil and natural gas reserves in accordance with accounting principles generally accepted in the United States and SEC guidelines. The development of the Company’s oil and natural gas reserve quantities and the related net present value of future cash flows from the related proved reserves requires management to make significant estimates and assumptions related to the intent and ability to complete undeveloped proved reserves within a five-year development period, as prescribed by SEC guidelines, and the future development costs associated with these reserves. The Company engages an independent reservoir engineering firm, management’s specialist, to estimate oil and natural gas quantities using these assumptions and engineering data. Changes in these assumptions or engineering data could have a significant impact on the amount of depletion and impairment recorded for the Company’s proved oil and natural gas properties. The gross proved oil and natural gas properties balance was $713.6 million with an accumulated depletion balance of $390.8 million as of December 31, 2022. Depletion expense was $51.0 million for the year ended December 31, 2022.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures of management’s significant judgments and assumptions related to oil and natural gas reserves quantities and estimates of the future net cash flows included the following, among others:

●	We evaluated the reasonableness of management’s five-year development plan by comparing the forecasts to:
-	Historical conversions of proved undeveloped oil and natural gas reserves into proved developed oil and natural gas reserves.
-	Internal communications to management and the Board of Directors.
-	Approval for expenditures.
-	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
-	The financial capability of the Company to execute its drilling program.
●	We evaluated the reasonableness of management’s estimate of future development costs by comparing the estimate to:
-	Historical development of similar wells, including location of the well.
-	Internal data and internal communications to management and the Board of Directors.
-	Approval for expenditures.

●	We evaluated the reasonableness of management’s estimated reserve quantities by performing the following:
-	Evaluating the experience, qualifications and objectivity of management’s specialist, an independent reservoir engineering firm.
-	Performing analytical procedures on the reserve quantities developed by management’s specialist.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 30, 2023

We have served as the Company’s auditor since 2012.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$267,690	$213,512
Natural gas	46,210	35,248
Natural gas liquids	43,501	35,394
Total oil, natural gas and natural gas liquids sales	357,401	284,154
Other	1,663	1,051
Total operating revenues	359,064	285,205

Operating expenses:
Production:
Lease operating	48,095	43,977
Workover and other	6,683	3,224
Taxes other than income	18,483	12,312
Gathering and other	64,117	60,396
General and administrative	17,635	16,514
Depletion, depreciation and accretion	51,915	45,408
Total operating expenses	206,928	181,831
Income (loss) from operations	152,136	103,374

Other income (expenses):
Net gain (loss) on derivative contracts	(110,006)	(125,619)
Interest expense and other	(23,591)	(8,018)
Gain (loss) on extinguishment of debt	—	1,946
Total other income (expenses)	(133,597)	(131,691)
Income (loss) before income taxes	18,539	(28,317)
Income tax benefit (provision)	—	—
Net income (loss)	$18,539	$(28,317)

Net income (loss) per share of common stock:
Basic	$1.14	$(1.74)
Diluted	$1.12	$(1.74)
Weighted average common shares outstanding:
Basic	16,331	16,261
Diluted	16,510	16,261

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$32,726	$46,864
Accounts receivable, net	37,974	36,806
Assets from derivative contracts	16,244	1,383
Restricted cash	90	1,495
Prepaids and other	1,131	1,366
Total current assets	88,165	87,914
Oil and natural gas properties (full cost method):
Evaluated	713,585	569,886
Unevaluated	62,621	64,305
Gross oil and natural gas properties	776,206	634,191
Less - accumulated depletion	(390,796)	(339,776)
Net oil and natural gas properties	385,410	294,415
Other operating property and equipment:
Other operating property and equipment	4,434	3,467
Less - accumulated depreciation	(1,209)	(1,035)
Net other operating property and equipment	3,225	2,432
Other noncurrent assets:
Assets from derivative contracts	5,379	2,515
Operating lease right of use assets	352	721
Other assets	2,827	2,270
Total assets	$485,358	$390,267

Current liabilities:
Accounts payable and accrued liabilities	$100,095	$62,826
Liabilities from derivative contracts	29,286	58,322
Current portion of long-term debt	35,067	85
Operating lease liabilities	352	369
Asset retirement obligations	225	—
Total current liabilities	165,025	121,602
Long-term debt, net	182,676	181,565
Other noncurrent liabilities:
Liabilities from derivative contracts	33,649	7,144
Asset retirement obligations	15,244	11,896
Operating lease liabilities	—	352
Other	4,136	4,003
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,344,815 and 16,273,913 shares issued and outstanding as of
December 31, 2022 and 2021, respectively	2	2
Additional paid-in capital	334,571	332,187
Retained earnings (accumulated deficit)	(249,945)	(268,484)
Total stockholders' equity	84,628	63,705
Total liabilities and stockholders' equity	$485,358	$390,267

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2020	16,204	$2	$330,123	$(240,167)	$89,958
Net income (loss)	—	—	—	(28,317)	(28,317)
Long-term incentive plan vestings	96	—	—	—	—
Tax withholding on vesting of restricted stock units	(26)	—	(290)	—	(290)
Stock-based compensation	—	—	2,354	—	2,354
Balances at December 31, 2021	16,274	2	332,187	(268,484)	63,705
Net income (loss)	—	—	—	18,539	18,539
Long-term incentive plan vestings	98	—	—	—	—
Tax withholding on vesting of restricted stock units	(28)	—	(493)	—	(493)
Stock-based compensation and other	1	—	2,877	—	2,877
Balances at December 31, 2022	16,345	$2	$334,571	$(249,945)	$84,628

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$18,539	$(28,317)
Adjustments to reconcile net income (loss) to net cash provided by (used
in) operating activities:
Depletion, depreciation and accretion	51,915	45,408
Stock-based compensation, net	2,210	2,010
Unrealized loss (gain) on derivative contracts	(20,256)	47,721
Amortization/accretion of financing related costs	5,448	379
Reorganization items, net	(744)	—
Loss (gain) on extinguishment of debt	—	(1,946)
Accrued settlements on derivative contracts	4,302	7,030
Change in fair value of embedded derivative liability	(1,819)	—
Other expense (income)	(77)	(567)
Change in assets and liabilities:
Accounts receivable	594	(4,647)
Prepaids and other	234	636
Accounts payable and accrued liabilities	18,455	865
Net cash provided by (used in) operating activities	78,801	68,572

Cash flows from investing activities:
Oil and natural gas capital expenditures	(125,465)	(52,557)
Proceeds received from sales of oil and natural gas assets	332	947
Other operating property and equipment capital expenditures	(1,160)	(371)
Other	163	68
Net cash provided by (used in) investing activities	(126,130)	(51,913)

Cash flows from financing activities:
Proceeds from borrowings	35,200	374,000
Repayments of borrowings	(95)	(332,085)
Payment of deferred financing costs	(2,887)	(14,220)
Other	(432)	(290)
Net cash provided by (used in) financing activities	31,786	27,405

Net increase (decrease) in cash, cash equivalents and restricted cash	(15,543)	44,064

Cash, cash equivalents and restricted cash at beginning of period	48,359	4,295
Cash, cash equivalents and restricted cash at end of period	$32,816	$48,359

Supplemental cash flow information:
Cash paid (received) for interest	$19,933	$8,485
Cash paid (refunded) for income taxes	—	—
Cash paid for reorganization items	744	—

Disclosure of non-cash investing and financing activities:
Asset retirement obligations	$3,692	$836
Accrued capital expenditures	14,883	(3,733)

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

Battalion is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. The consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. The Company operates in one reportable segment which focuses on oil and natural gas acquisition, production, exploration and development. Allocation of capital is made across the Company’s entire portfolio without regard to operating area. All intercompany accounts and transactions have been eliminated. The Company has evaluated events and transactions through the date of issuance of this report in conjunction with the preparation of these consolidated financial statements.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Estimates and assumptions that, in the opinion of management of the Company, are significant include oil and natural gas revenue accruals, capital and operating expense accruals, oil and natural gas reserves, depletion relating to oil and natural gas properties, asset retirement obligations, and fair value estimates. The Company bases its estimates and judgments on historical experience and on various other assumptions and information believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company’s consolidated financial statement and the results presented in this Form 10-K are not necessarily indicative of future operating results.

Risk and Uncertainties

Supply chain issues. In periods of increasing commodity prices, we continue to be at risk to supply chain issues, including, but not limited to, labor shortages, pipe restrictions and potential delays in obtaining frac and/or drilling related equipment that could impact our business. During these periods, the costs and delivery times of rigs, equipment and supplies may also be substantially greater. The unavailability or high cost of drilling rigs and/or frac crews, pressure pumping equipment, tubulars and other supplies, and of qualified personnel can materially and adversely affect our operations and profitability.

Commodity Prices. Despite lower commodity prices in 2020, widespread availability of COVID-19 vaccines during 2021 combined with accommodative governmental monetary and fiscal policies and other factors, led to a rebound in demand for oil and natural gas and increases in oil and natural gas prices. Further in 2022, the effects of Russian sanctions amidst the conflict with Ukraine have pushed oil and gas prices higher. However, there remains the potential for demand for oil and natural gas to be adversely impacted by the economic effects of rising interest rates, tightening monetary policies, or other factors. As a consequence, the Company is unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by these or other factors.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For further information regarding the actual and potential impacts of the supply chain issues and the potential impact of declines in commodity prices on the Company, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

	December 31, 2022	December 31, 2021

Cash and cash equivalents	$32,726	$46,864
Restricted cash	90	1,495
Total cash, cash equivalents and restricted cash	$32,816	$48,359

Restricted cash consists primarily of funds to collateralize letters of credit outstanding.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. Payment of our accounts receivable is typically received within 30-60 days. The Company’s historical credit losses have been de minimis and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of the Company’s counterparties.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts from its oil and natural gas purchasers. In 2022, three individual purchasers of the Company’s production, Western Refining Company L.P., Sunoco Inc. and Targa Resources Inc., each accounted for more than 10% of total sales, collectively representing 82% of its total sales for the year. In 2021, three individual purchasers of the Company’s production, Western Refining Company L.P., Sunoco Inc. and Salt Creek Midstream LLC, each accounted for more than 10% of total sales, collectively representing 73% of its total sales for the year.

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At December 31, 2022, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Amended Term Loan Agreement.

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

Asset Retirement Obligations

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company records the asset retirement obligation (ARO) liability on the consolidated balance sheets and capitalizes the cost in “Oil and natural gas properties” during the period in which the obligation is incurred. The Company records the accretion of its ARO liabilities in “Depletion, depreciation and accretion” expense in the consolidated statements of operations. The additional capitalized costs are depreciated on a unit-of-production basis.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848) (ASU 2020-04), in response to the risk of cessation of the London Interbank Offered Rate (LIBOR). This amendment provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging arrangements, and other transactions that reference LIBOR. On December 21, 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” This ASU defers the sunset date from December 31, 2022, to December 31, 2024. As of the date of this filing, neither ASU 2020-04 nor ASU No. 2022-06 had a material impact on the Company’s operating results, financial position or disclosures.

2. LEASES

The Company leases equipment and office space pursuant to operating leases. We determine if an arrangement is or contains a lease at inception and combine lease and nonlease components, when fixed, for all lease contracts. Nonlease components include common area maintenance charges on office leases and, when applicable, services associated with equipment leases. Operating leases with a lease term greater than 12 months where the Company is the lessee are included in “Operating lease right of use assets” and “Operating lease liabilities” on the consolidated balance sheets and recorded based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The Company does not recognize right of use assets and lease liabilities for short-term leases that have a lease term of 12 months or less, but rather recognizes the lease payments associated with its short-term leases when incurred.

Payments due under the lease contracts include fixed payments plus, in some instances, variable payments. Variable lease payments, if applicable, associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments, when applicable, are presented as "Gathering and other” or "General and administrative” in the consolidated statements of operations in the same line item as the expense arising from the fixed lease payments on the operating leases.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The “Operating lease right of use assets” outstanding on the consolidated balance sheets as of December 31, 2022 and 2021 both have initial lease terms of 2.3 years. The table below summarizes the Company’s leases for the periods indicated (in thousands, except years and discount rate):

	Years Ended December 31,
	2022		2021
Lease cost
Operating lease costs	$391		$444
Short-term lease costs	7,972		3,152
Variable lease costs	—		375
Total lease costs	$8,363		$3,971

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$391		$537
Right-of-use assets obtained in exchange for new operating lease liabilities	—		841
Weighted-average remaining lease term - operating leases	0.9	years	1.9	years
Weighted-average discount rate - operating leases	4.29%		4.29%

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space and equipment as of December 31, 2022, are presented in the table below (in thousands):

December 31, 2022
2023	$359
Total operating lease payments	359
Less: discount to present value	(7)
Total operating lease liabilities	352
Less: current operating lease liabilities	352
Noncurrent operating lease liabilities	$—

3. OPERATING REVENUES

Substantially all of the Company’s oil, natural gas, and NGL revenues are derived from the Delaware Basin in Pecos, Reeves, Ward and Winkler Counties, Texas. Revenue is presented disaggregated in the statement of operations by major product, and depicts how the nature, timing, and uncertainty of revenue and cash flows are affected by economic factors in the Company’s single basin operations.

Revenue is recognized when the following five steps are completed: (1) identify the contract with the customer, (2) identify the performance obligation (promise) in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, (5) recognize revenue when the reporting organization satisfies a performance obligation. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of each unit (e.g. barrel of oil, Mcf of gas) of commodity to the customer. Revenue is measured based on contract consideration allocated to each unit of commodity and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue.

Since the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $34.0 million and $35.1 million as of December 31, 2022 and 2021, respectively, as “Accounts receivable, net” on the consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

We record revenue in the month our production is delivered to the purchaser. However, to the extent settlement statements and/or payments are not available, we are required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. We record any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized.

Oil Sales

The Company recognizes revenue when control of the crude oil transfers at the delivery point at the net price received. Generally, this occurs when the Company (i) sells its crude oil production at the wellhead where control of the crude oil transfers to the customer at an index price, averaged over the daily settlement prices for a production month, and adjusted for pricing differentials and other deduction or (ii) when delivered to the customer at a contractual delivery point at which the customer takes custody, title and risk of loss of the product. The Company receives a specified index price from the customer, averaged over the daily settlement prices for a production month, and net of applicable market-related adjustments. Settlement statements for the Company’s crude oil production are typically received within the month following the date of production and therefore the amount of production delivered to the customer and the price that will be received for that production are known at the time the revenue is recorded.

Natural Gas and NGL Sales

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021

Subject to depletion	$713,585	$569,886
Not subject to depletion:
Other capital costs:
Incurred in 2022	1,427	—
Incurred in 2021	1,427	1,427
Incurred in 2020	983	983
Incurred in 2019(1)	58,784	61,895
Total not subject to depletion	62,621	64,305
Gross oil and natural gas properties	776,206	634,191
Less accumulated depletion	(390,796)	(339,776)
Net oil and natural gas properties	$385,410	$294,415
(1)	In 2019, with the adoption of fresh-start accounting, the Company’s unevaluated properties were recorded at fair value.

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, treating equipment and gathering support facilities costs, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $51.0 million and $44.6 million for the year ended December 31, 2022 and 2021, respectively. Depletion expense is recorded in “Depletion, depreciation and accretion” in the Company’s consolidated statements of operations.

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

The ceiling test value of the Company’s reserves was calculated based on the following prices:

	West Texas Intermediate (per barrel) (1)	Henry Hub (per MMBtu) (1)
December 31, 2022	$94.14	$6.36
December 31, 2021	66.55	$3.60
(1)	Unweighted average of the first day of the 12-months ended spot price, adjusted by lease or field for quality, transportation fees, and regional price differentials.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's net book value of oil and natural gas properties for both 2022 and 2021 did not exceed the ceiling amount. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties to the full cost pool, capital spending, and other factors will determine the Company’s ceiling test calculation and impairment analyses in future periods.

5. DEBT

As of December 31, 2022 and 2021, the Company’s debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Term loan credit facility	$235,000	$200,000
Other	190	85
Total debt (Face Value)	235,190	200,085
Less:
Current Portion of Long-Term Debt(1)	(35,067)	(85)
Other(2)	(17,447)	(18,435)
Long-Term Debt, net	$182,676	$181,565
(1)	As of December 31, 2022, amount primarily reflects amortization payments of $35.0 million under the Amended Term Loan Agreement due within one year. As of December 31, 2021, amount represents the balance owed under the Paycheck Protection Program Loan.
(2)	Amounts primarily reflect unamortized debt issuance costs of approximately $13.0 million and $14.2 million at December 31, 2022 and December 31, 2021, respectively, but also include amounts associated with an embedded derivative separately presented and further described in Note 6. Fair Value Measurements. For the years ended December 31, 2022 and 2021, we recorded approximately $5.4 million and $0.4 million, respectively, in interest expense reflecting the amortization/accretion of these amounts.

Term Loan Credit Facility

On November 24, 2021, the Company and its wholly owned subsidiary, Halcón Holdings, LLC (Borrower) entered into an Amended and Restated Senior Secured Credit Agreement (Term Loan Agreement) with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. The Term Loan Agreement amended and restated in its entirety the senior secured revolving credit agreement, as amended, (the Senior Credit Agreement) entered into in 2019.

On November 14, 2022, the Company paid approximately $2.4 million and entered into a further Amended Credit Agreement (the “Amended Term Loan Agreement”) with its lenders which modified certain provisions of its original Term Loan Agreement including, but not limited to, the following:

●	Current Ratio. Our Current Ratio financial covenant decreased to 0.90 to 1.00 as of September 30, 2022, to 0.70 to 1.00 for the quarter ended December 31, 2022, and to 0.75 to 1.00 for the quarter ended March 31, 2023, returning to 1.00 to 1.00 for the quarter ended June 30, 2023 and for each fiscal quarter thereafter as further described below.

●	Interest Rate. We converted our benchmark interest rate from LIBOR to a Secured Overnight Financing Rate (SOFR) plus 0.15% and increased the applicable margin on borrowings by 0.50%, such that borrowings under

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the Amended Term Loan Agreement will now bear interest at a rate per annum equal to the SOFR benchmark rate plus 7.65%.

●	Prepayment Premium. We reset the prepayment periods (for outstanding borrowings) beginning on the amendment date with the following prepayment premiums, subject to the conditions described in the table and further discussion below:

Period (after amendment date)	Premium
Months 0 - 12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13 - 24	2.00%
Thereafter	0.00%

In the following scenarios, our prepayment premiums would differ from those noted in the table above: (i) if within 6 months after the November 14, 2022 amendment date the Company raises a minimum of $20 million of new capital in the form of equity, equity-linked, preferred equity, or unsecured debt, in all cases bearing no cash dividend or cash interest, to bolster liquidity or repay debt, our prepayment premiums will reset to those in the original Term Loan Agreement, or (ii) if a change of control results in prepayment within the second anniversary of the amendment date, a 2% payment premium will apply.

As of December 31, 2022, we had $235.0 million of indebtedness outstanding and approximately $1.4 million of letters of credit outstanding under the Amended Term Loan Agreement. An additional $3.6 million is available for the issuance of letters of credit. We have a variable interest rate on our borrowings based on SOFR subsequent to the November 2022 amendment (LIBOR prior to the amendment) plus an applicable margin of 7.5%. The weighted average interest rate on our borrowings for the year ended December 31, 2022 was approximately 9.1%. The maturity date of the Amended Term Loan Agreement is November 24, 2025.

The Company may be required to make mandatory prepayments of the loans under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with excess cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, the Company shall make mandatory prepayments when the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted approved plan of development (APOD) capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance.

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

The Amended Term Loan Agreement also contains certain financial covenants (as defined), including the maintenance of the following ratios;

●	an Asset Coverage Ratio of not less than 1.80 to 1.00 as of December 31, 2022 and each fiscal quarter thereafter;
●	Total Net Leverage Ratio of not greater than 3.00 to 1.00 as of December 31, 2022, 2.75 to 1.00 as of March 31, 2023 and 2.50 to 1.00 as of each fiscal quarter thereafter; and
●	a Current Ratio of not less than 1.00 to 1.00, each determined as of the last day of any fiscal quarter period, other than as amended in November 2022 to 0.70 to 1.00 as of December 31, 2022, and to 0.75 to 1.00 as of March 31, 2023.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the Company was in compliance with the financial covenants under the Amended Term Loan Agreement.

The Amended Term Loan Agreement also contains an APOD for the Company’s Monument Draw acreage through the drilling and completion of certain wells. The Amended Term Loan Agreement contains a proved developed producing production test and an APOD economic test which the Company must maintain compliance with; otherwise, subject to any available remedies or waivers, the Company is required to immediately cease making expenditures in respect of the APOD other than any expenditures deemed necessary by the Company in respect of no more than six additional APOD wells.

The Amended Term Loan Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

In conjunction with the Term Loan Agreement, the Company agreed to pay a premium to the lenders upon a future change of control event in which a majority of the board of directors or the Chief Executive Officer or the Chief Financial Officer positions do not remain held by the same persons as before the change of control event (Change of Control Call Option). The premium is reduced over time through the payment of interest and certain fees. The Company determined that the Change of Control Call Option was an embedded derivative, concluded the embedded derivative was not clearly and closely related to the host debt instrument, and recorded the fair value separately on the consolidated balance sheet within “Other noncurrent liabilities.” The Change of Control Call Option will be subsequently remeasured at fair value each reporting period with fair value changes recorded in “Interest expense and other” on the consolidated statements of operations. Refer to Note 6, “Fair Value Measurements,” for a discussion of the valuation approach used, the significant inputs to the valuation, and for a reconciliation of the change in fair value of the Change of Control Call Option.

Debt Maturities

Aggregate maturities required on debt at December 31, 2022 due in future years are as follows (in thousands):

2023	$35,067
2024	50,067
2025	150,056
Total	$235,190

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$21,623	$—	$21,623

Liabilities
Liabilities from commodity-based derivative contracts	$—	$62,935	$—	$62,935

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$3,898	$—	$3,898

Liabilities
Liabilities from commodity-based derivative contracts	$—	$65,466	$—	$65,466

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

As discussed in Note 5, “Debt,” the Company recorded the fair value of the Change of Control Call Option separately on the consolidated balance sheets in “Other noncurrent liabilities.” The fair value of the Change of Control Call Option is subsequently remeasured each reporting period with fair values changes recorded in “Interest expense and other’ on the consolidated statement of operations. The valuation of the Change of Control Call Option includes significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields. The following table sets forth a reconciliation of the changes in fair value of the Change of Control Call Option classified as Level 3 in the fair value hierarchy (in thousands):

Change of Control
Call Option
Balance at December 31, 2021	$4,003
Change in fair value	133
Balance at December 31, 2022	$4,136

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Estimated fair value amounts have been determined at discrete points in time based on relevant market information. The estimated fair value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of borrowings under the Company’s Amended Term Loan Agreement approximate carrying value because the interest rates approximate current market rates.

The Company follows the provisions of ASC 820, Fair Value Measurement for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. These provisions apply to the Company’s initial recognition of asset retirement obligations for which fair value is used. The asset retirement obligation estimates are derived from historical costs and management’s expectation of future cost environments; and therefore, the Company has designated these liabilities as Level 3. See Note 8, “Asset Retirement Obligations,” for a reconciliation of the beginning and ending balances of the liability for the Company’s asset retirement obligations.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of December 31, 2022, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Amended Term Loan Agreement.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,			Years Ended December 31,
Balance sheet location	2022	2021	Balance sheet location	2022	2021
Current assets	$16,244	$1,383	Current liabilities	$(29,286)	$(58,322)
Other noncurrent assets	5,379	2,515	Other noncurrent liabilities	(33,649)	(7,144)
	$21,623	$3,898		$(62,935)	$(65,466)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s consolidated statements of operations (in thousands):

	Location of gain or (loss)
	on derivative contracts on	Years Ended December 31,
Type	Statement of Operations	2022	2021
Commodity contracts:
Unrealized gain (loss)	Other income (expenses)	$20,256	$(47,721)
Realized gain (loss)	Other income (expenses)	(130,262)	(77,898)
Total net gain (loss)		$(110,006)	$(125,619)

At December 31, 2022, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2023	2024	2025	2026
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	2,430,183	1,812,285	1,172,171	711,741
Weighted average price	$69.17	$63.75	$60.88	$64.19
Basis swap:
Total volumes (Bbls)	2,586,562	1,810,056	1,172,171	711,741
Weighted average price	$0.40	$0.27	$0.16	$0.09
WTI NYMEX roll:
Total volumes (Bbls)	2,490,458	1,733,719	1,172,171	711,741
Weighted average price	$0.58	$0.30	$0.13	$0.18
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	5,236,373	4,271,034	3,451,713	1,829,816
Weighted average price	$3.75	$3.54	$3.33	$4.03
Two-way collar:
Total volumes (MMBtu)	2,545,828	2,167,139	1,052,153	895,562
Weighted average price (call)	$6.19	$5.17	$5.05	$4.86
Weighted average price (put)	$4.50	$3.74	$3.72	$4.03
Basis swap:
Total volumes (MMBtu)	7,565,173	6,438,122	4,477,126	2,725,378
Weighted average price	$(0.83)	$(0.85)	$(0.64)	$(0.75)

The Company presents the fair value of its derivative contracts at the gross amounts in the consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at December 31, 2022 and 2021 (in thousands):

	Derivative Assets		Derivative Liabilities
	Years Ended December 31,		Years Ended December 31,
Offsetting of Derivative Assets and Liabilities	2022	2021	2022	2021

Gross Amounts - Consolidated Balance Sheet	$21,623	$3,898	$(62,935)	$(65,466)
Amounts Not Offset - Consolidated Balance Sheet	(20,997)	(3,898)	20,997	3,898
Net amount	$626	$—	$(41,938)	$(61,568)

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded the following activity related to its ARO liability (inclusive of the current portion) (in thousands):

	For the Year Ended December 31,
	2022	2021
Asset retirement obligations at beginning of the period	$11,896	$10,583
Accretion expense	528	477
Liabilities incurred	151	111
Liabilities settled/divested	(647)	—
Revisions to estimate	3,541	725
Asset retirement obligations at end of period	15,469	11,896
Less: current asset retirement obligations	(225)	—
Long-term asset retirement obligations at the end of the period	$15,244	$11,896

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2022, the Company has an active drilling rig commitment of approximately $2.7 million that will be incurred in 2023. Termination of the active drilling rig commitment would require an early termination penalty of $1.1 million, which would be in lieu of paying the active drilling rig commitment of $2.7 million.

In May 2022, we also entered into a joint venture agreement to develop a strategic acid gas treatment and carbon sequestration facility and entered into a gas treating agreement. Once the facility is in service, we have a minimum volume commitment of 20,000 Mcf per day under the gas treating agreement, with certain rollover rights and start-up flexibility, for an initial term of five years from the in-service date of the facility. Under the gas treating agreement, we will pay a treating rate that begins at $1.65/Mcf and varies based on volumes delivered to the facility. At an initial treated volume of 12,000 Mcf/d, our commitment would be approximately $7.3 million for the first 12 months of the agreement. For additional information on this joint venture, see Note 13, Additional Financial Information.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of December 31, 2022, the Company had in place two long-term crude oil contracts and 12 long-term natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

10. STOCKHOLDERS’ EQUITY

Common Stock

On October 8, 2019, upon emergence from chapter 11 bankruptcy, Battalion Oil Corporation filed an amended and restated certificate of incorporation with the Delaware Secretary of State to provide for, among other things, (i) the total number of shares of all classes of capital stock that Battalion Oil Corporation has the authority to issue is 101,000,000 of which 100,000,000 shares are common stock, par value $0.0001 per share and 1,000,000 shares are preferred stock, par value $0.0001 per share and (ii) a restriction on Battalion Oil Corporation from issuing any non-voting equity securities in violation of Section 1123(a)(6) of chapter 11 of title 11 of the United States Code. In addition, pursuant to the Company’s certificate of incorporation, effective at the 2021 annual meeting of stockholders, the board ceased to be divided into two classes, and the provision for the right of removal of any directors designated as a Group II director by an increased voting threshold from a majority to 85% of the shares then entitled to vote at an election of directors shares expired.

Incentive Plans

The Company’s board of directors adopted the 2020 Long-Term Incentive Plan (the Plan), as amended in 2021, in which an aggregate of approximately 1.8 million shares of the Company’s common stock were available for grant pursuant to awards under the Plan. As of December 31, 2022, a maximum of 0.2 million shares of the Company’s common stock remained reserved for issuance under the Plan. For the years ended December 31, 2022 and 2021, the Company recognized $2.2 million and $2.0 million, respectively, related to stock-based compensation awards granted to employees and directors, primarily related to restricted stock unit grants. Stock-based compensation is recorded as a component of “General and administrative” on the consolidated statements of operations.

Restricted Stock Units

From time to time, the Company grants shares of restricted stock units (RSUs) under the Plan to employees of the Company. Under the Plan, employee RSUs will vest and convert to shares typically in equal amounts over a three or four year vesting period from the date of the grant, depending on award, or when the performance or market conditions described below occur. At December 31, 2022 and 2021, the Company had $2.6 million and $2.2 million, respectively of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 1 year and 1.8 years, respectively.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the restricted stock unit transactions for the periods indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1) (In thousands)
Unvested outstanding shares at December 31, 2020	874,134	$9.48	$3,287
Granted	12,000	8.00
Vested	(95,994)	11.51
Forfeited	(14,625)	11.89
Unvested outstanding shares at December 31, 2021	775,515	$9.16	$2,914
Granted	225,700	13.75
Vested	(98,121)	11.40
Forfeited	(13,700)	12.20
Unvested outstanding shares at December 31, 2022	889,394	$10.03	$3,993
(1)	The intrinsic value of restricted stock was calculated as the closing market price on December 31, 2022 and 2021 of the underlying stock multiplied by the number of restricted shares that would be issuable. The total fair value of shares vested was $1.7 million for the year ended December 31, 2022.

The discussion below outlines the vesting conditions and fair values for each type of the Company’s approximately 0.9 million unvested outstanding RSU under the Plan issued to employees of the Company as of December 31, 2022.

●	Time-Based RSU. 0.4 million RSUs will vest over a three or four year vesting period from the date of the grant, depending on award. The aggregate grant date fair value of these RSUs was $5.2 million.

●	Performance-Based RSU. 0.2 million RSUs will vest in full only upon achievement of certain business combination goals, as defined in the awards agreements. The aggregate grant date fair value of these RSUs was $1.8 million. As of December 31, 2022, no expense had been recognized for these awards as a business combination, as defined in the award agreements, had neither been consummated nor was considered probable.

●	Market-Based (e.g. TSR) RSU. 0.3 million RSUs will vest in full or in part or may terminate based on the Company’s total shareholder return (TSR) relative to the total shareholder return of certain of its peer companies as defined in the awards agreements over the performance period ending on February 20, 2024. The aggregate grant date fair value of these RSUs was $1.9 million.

The assumptions used in calculating the Monte Carlo valuation model fair value of the Company’s RSUs with market based (e.g. TSR) vesting conditions granted in 2020 are set forth in the following table:

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

From time to time, the Company has granted stock options under the Plan covering shares of common stock to employees of the Company. The Company has not granted stock options since 2020. Stock options, if exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. Awards granted under the Plan typically vest over a four-year period at a rate of one-fourth on the annual anniversary date of the grant and expire seven years from the date of grant.

At December 31, 2022, the Company had 478,152 options outstanding (3 equal tranches of 159,384 options at exercise prices of $18.91, $28.23, and $37.83 per share) with a weighted average exercise price of $28.32/share. As of December 31, 2022 and 2021 no options were either exercisable nor had intrinsic value due to service performance conditions and/or based on the exercise price of the option exceeding the closing market price. The weighted average remaining contractual life at December 31, 2022 was approximately 4.2 years. Approximately $0.2 million of unrecognized compensation expense remains related to non-vested stock-options to be recognized over a weighted-average period of 0.7 years.

The assumptions used in calculating the Black-Scholes-Merton valuation model fair value of the Company’s stock options granted in 2020 are set forth in the following table:

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

Income tax benefit (provision) for the indicated periods is comprised of the following (in thousands):

Years Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax benefit (provision)	$—	$—

The actual income tax benefit (provision) differs from the expected income tax benefit (provision) as computed by applying the United States federal corporate income tax rate of 21% for the periods indicated below, as follows (in thousands):

	Years Ended December 31,
	2022	2021
Expected tax benefit (provision)	$(3,893)	$5,947
Change in valuation allowance and related items	6,689	57,845
Attribute reduction	(2,704)	(64,024)
Permanent adjustments	(5)	404
Employee retention credit	—	(153)
Non-deductible compensation	(56)	—
Other	(31)	(19)
Total income tax benefit (provision)	$—	$—

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred income tax assets (liabilities) recognized are as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred noncurrent income tax assets:
Net operating loss carry-forwards	$151,905	$135,454
Built in loss adjustment Section 382	693	693
Capital loss carryforward	114,725	114,725
Stock-based compensation expense	2,334	1,870
Asset retirement obligations	2,558	2,447
Book-tax differences in property basis	129,427	148,008
Unrealized hedging transactions	8,676	12,929
Disallowed interest Section 163(j)	14,905	15,230
Embedded derivative liability	459	841
Operating lease liability	74	151
Other	874	382
Gross deferred noncurrent income tax assets	426,630	432,730
Valuation allowance	(425,005)	(431,694)
Deferred noncurrent income tax assets	$1,625	$1,036

Deferred noncurrent income tax liabilities:
Basis difference in debt	$(885)	$(885)
Investment in unconsolidated subsidiary	(580)
Amortization of debt issuance costs	(86)
Lease right of use	(74)	(151)
Deferred noncurrent income tax liabilities	$(1,625)	$(1,036)
Net noncurrent deferred income tax assets (liabilities)	$—	$—

The amount of U.S. consolidated Net Operating Losses (NOLs) available as of December 31, 2022 after attribute reduction is estimated to be approximately $1.2 billion, but the amount after attribute reduction and the Section 382 limitation is $723.3 million. Of this amount, $92.6 million is subject to the 20 year carryforward period and will expire in 2037. The remaining $630.7 million may be carried forward indefinitely but is in part subject to a Section 382 limitation.

The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. The Company evaluated possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies in making this assessment. As a result of the Company’s analysis, it was concluded that as of December 31, 2022, a valuation allowance should continue to be applied against the Company’s net deferred tax asset. The Company recorded a valuation allowance as of December 31, 2022 of $425.0 million, a decrease of $6.7 million from December 31, 2021. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has no unrecognized tax benefits for the year ended December 31, 2022 and 2021. Accordingly, there is no amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there is no amount of interest or penalties currently recognized in the consolidated statements of operations in “Interest expense and other” or

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheets as of December 31, 2022 and 2021. In addition, the Company does not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Generally, the Company’s income tax years 2019 through 2022 remain open for federal purposes and are subject to examination by Federal tax authorities. The Company's income tax returns are also subject to audit by the tax authorities in Louisiana, Mississippi, North Dakota, Oklahoma, Texas, Pennsylvania, Ohio and certain other state taxing jurisdictions where the Company has, or previously had, operations. In certain jurisdictions the Company operates through more than one legal entity, each of which may have different open years subject to examination. The open years for state purposes can vary from the normal three year statue expiration period for federal purposes.

On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The IRA contains significant U.S. federal income tax law changes, including the addition of a corporate alternative minimum tax imposed at a rate of fifteen percent (15%) on our global adjusted financial statement income effective as of January 1, 2023. Based on current guidance, we do not expect the IRA to have a material adverse impact on our business, results of operations or financial position. During 2020, the CARES Act and the Consolidated Appropriations Act of 2021 (the CAA) were signed into law. Both the CARES Act and CAA did not have a material impact to the Company’s consolidated financial statements and related disclosures.

12. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021
Basic:
Net income (loss)	$18,539	$(28,317)
Weighted average basic number of common shares outstanding	16,331	16,261
Basic net income (loss) per share of common share	$1.14	$(1.74)

Diluted:
Net income (loss)	$18,539	$(28,317)
Weighted average basic number of common shares outstanding	16,331	16,261
Common stock equivalent shares representing shares issuable upon:
Exercise of Warrants & Stock Options	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	179	Anti-dilutive
Weighted average diluted number of common shares outstanding	16,510	16,261
Diluted net income (loss) per share of common stock	$1.12	$(1.74)

For the year ended December 31, 2022, common stock equivalents, including warrants, stock options and certain restricted stock units, totaling 5.8 million weighted-average shares were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the year ended December 31, 2021, common stock equivalents, including warrants, stock options and restricted stock units, totaling 7.7 million shares were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the Company’s net loss in the period. Additionally, we also have approximately 0.5 million restricted stock units that vest only upon achievement of certain business combination goals or based on the Company’s total shareholder return (TSR) as further described in Note 10, Stockholder’s Equity. On October 8, 2022 approximately 6.9 million warrants expired which previously gave the holder the right to purchase one share of common stock for each warrant.

13. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	December 31, 2022	December 31, 2021
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$33,980	$34,110
Joint interest accounts	3,201	2,503
Other	793	193
	$37,974	$36,806
Prepaids and other:
Prepaids	$715	$975
Funds in escrow	341	390
Other	75	1
	$1,131	$1,366
Other assets (Non-current):
Investment in unconsolidated affiliate(1)	$1,561	$—
Oil, natural gas and natural gas liquids revenues	—	1,010
Funds in escrow	527	1,227
Other	739	33
	$2,827	$2,270
Accounts payable and accrued liabilities:
Trade payables	$42,919	$25,315
Accrued oil and natural gas capital costs	19,911	4,881
Revenues and royalties payable	26,759	22,763
Accrued interest expense	160	42
Accrued employee compensation	2,300	3,735
Accrued lease operating expenses	8,005	6,090
Other	41	—
	$100,095	$62,826
(1)	In May 2022, we entered into a joint venture with Caracara Services, LLC (“Caracara”) to develop an acid gas treatment facility to remove hydrogen sulfide and carbon dioxide from our produced natural gas. Caracara will provide all necessary capital for the construction of the treatment facility. We contributed certain full cost pool assets to this related party joint venture in a non-cash exchange for a retained 5% equity interest in BAT, an unconsolidated subsidiary. For accounting purposes, since we do not control the key activities (e.g. operating and maintaining the facility) which most significantly impact economic performance nor do we have the obligation to absorb losses or the right to receive benefits that could potentially be significant, we are not the primary beneficiary of BAT. Accordingly, we account for our investment in BAT (a related party) using the equity method of accounting based on our ability to exercise significant influence, but not control, over the key activities of the joint venture. For more information related to this joint venture, see Note 9, Commitments and Contingencies.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. SUBSEQUENT EVENTS

Preferred Stock Equity Issuance. On March 28, 2023, we sold, in a private placement, an aggregate of 25,000 shares of Series A Convertible Preferred Stock (the “preferred stock”) to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, our largest three existing shareholders that represent 50 percent of our board of directors. We received $24,375,000 in proceeds, net of $625,000 in original issue discount. The issuance of preferred stock was approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock. Holders will have no voting rights with respect to the shares of preferred stock. The preferred stock will receive annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued (“PIK accrual”) at a fixed rate of 16.0% annually at the option of the Company. Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. PIK dividends will be cumulative, compound and accrue quarterly in arrears and will be added to the Liquidation Preference.

Shares of preferred stock will be convertible, subject to conversion ratios and prices stipulated in the agreement, at any time by the holders and by Battalion after meeting certain other agreement requirements. Battalion will also have the right to redeem the preferred stock in cash at an amount equal to between 100-120% of the Liquidation Preference ($1,000 per share, or $25.0 million, increased for any PIK accruals) determined according to the redemption date. Additionally, in the event of a change of control, holders have the right to receive, (i) at any time on or prior to 150 days following the closing date, and at the election of the Company, a cash payment equal to the Liquidation Preference or equity consideration equal to the 107.5% of the Liquidation Preference, or (ii) at any time after 150 days following the closing date, a cash payment equal to between 100-120% of the Liquidation Preference determined by the redemption date or conversion into common stock. Until (i) a termination of or certain amendments to the Amended Term Loan Agreement or (ii) one year past the maturity date of the Amended Term Loan Agreement, an election of the cash payment option by holders in a change of control scenario is not permitted.

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

The proved reserves estimates reported herein for the years ended December 31, 2022, 2021 and 2020 have been independently evaluated by Netherland, Sewell, our independent reserve engineering firm. For additional information regarding estimates of proved reserves and other information about our oil and gas reserves, see Item 1. Business and the report of Netherland, Sewell which is included as an Exhibit to this Annual Report on Form 10-K.

The following tables illustrate changes in the Company’s estimated net proved developed and proved undeveloped reserves for the periods indicated. The oil and natural gas liquids prices as of December 31, 2022, 2021 and 2020 are based on the respective 12-month unweighted average of the first of the month prices of the West Texas Intermediate spot price which equates to $94.14 per barrel, $66.55 per barrel and $39.54 per barrel, respectively. The natural gas prices as of December 31, 2022, 2021 and 2020 are based on the respective 12-month unweighted average of the first of the month prices of the Henry Hub spot price which equates to $6.36 per MMBtu, $3.60 per MMBtu and $1.99 per MMBtu, respectively. All prices are adjusted by lease or field for energy content, transportation fees, and market differentials. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States.

	Total Proved Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved reserves, December 31, 2019	39,234	72,261	10,775	62,053
Extensions and discoveries	8,268	12,157	2,090	12,384
Production	(3,446)	(8,769)	(1,262)	(6,170)
Sale of minerals in place	(1,433)	(2,177)	(246)	(2,042)
Revision of previous estimates	(4,407)	5,034	718	(2,850)
Proved reserves, December 31, 2020	38,216	78,506	12,075	63,375
Extensions and discoveries	18,447	26,508	3,655	26,520
Production	(3,196)	(9,447)	(1,157)	(5,928)
Revision of previous estimates	5,265	29,398	1,747	11,913
Proved reserves, December 31, 2021	58,732	124,965	16,320	95,880
Extensions and discoveries	2,339	18,714	1,560	7,018
Production	(2,834)	(9,336)	(1,245)	(5,635)
Sale of minerals in place	(32)	(17)	(4)	(39)
Revision of previous estimates	(8,183)	9,358	1,420	(5,204)
Proved reserves, December 31, 2022	50,022	143,684	18,051	92,020

	Equivalent (Mboe)
	Proved	Proved
	Developed	Undeveloped	Total Proved
	Reserves	Reserves	Reserves
Proved reserves, December 31, 2019	37,935	24,118	62,053
Extensions and discoveries	13	12,371	12,384
Production	(6,170)	—	(6,170)
Sale of minerals in place	(2,042)	—	(2,042)
Transfers	6,513	(6,513)	—
Revision of previous estimates	(17)	(2,833)	(2,850)
Proved reserves, December 31, 2020	36,232	27,143	63,375
Extensions and discoveries	7	26,513	26,520
Production	(5,928)	—	(5,928)
Transfers	2,104	(2,104)	—
Revision of previous estimates	9,995	1,918	11,913
Proved reserves, December 31, 2021	42,410	53,470	95,880
Extensions and discoveries	2	7,016	7,018
Production	(5,635)	—	(5,635)
Sale of minerals in place	(39)	—	(39)
Transfers	8,314	(8,314)	(0)
Revision of previous estimates	1,250	(6,454)	(5,204)
Proved reserves, December 31, 2022	46,302	45,718	92,020

	Proved Developed Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
December 31, 2022	22,501	81,636	10,195	46,302
December 31, 2021	21,694	71,009	8,881	42,410
December 31, 2020	20,371	51,097	7,345	36,232

	Proved Undeveloped Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
December 31, 2022	27,521	62,048	7,856	45,718
December 31, 2021	37,038	53,956	7,439	53,470
December 31, 2020	17,845	27,409	4,730	27,143

Year Ended December 31, 2022

At December 31, 2022, the Company’s proved developed reserves of 46.3 MMBoe increased approximately 3.9 MMBoe from December 31, 2021 as a result of PUD reserve development of 8.3 MMBoe and positive revisions of 1.2 MMBoe, offset by production of 5.6 MMBoe.

At December 31, 2022, the Company’s estimated proved undeveloped (PUD) reserves of 45.7 MMBoe decreased approximately 7.8 MMBoe from December 31, 2021. The transfer of 8.3 MMBoe to proved developed producing reserves and downward revisions of 6.4 MMBoe due primarily to increased capital and operating costs were offset by additions and extensions of 7.0 MMBoe in the Delaware Basin primarily associated with infill drilling activity. All of the Company’s PUD reserves are planned to be developed within five years from the date they were initially recorded. During 2022, approximately $119.8 million in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs.

Year Ended December 31, 2021

At December 31, 2021, the Company’s proved developed reserves of approximately 42.4 MMBoe increased approximately 6.2 MMBoe from 2021 as a result of positive revisions of 10.0 MMBoe due to increases in SEC pricing and the development of 2.1 MMBoe of PUD reserves, partially offset by production of 5.9 MMBoe.

At December 31, 2021, the Company’s estimated PUD reserves were approximately 53.5 MMBoe, a 26.4 MMBoe net increase from December 31, 2020 as a result of drilling extensions in the Delaware Basin of 26.5 MMBoe and positive revisions of 1.9 MMBoe due to increases in SEC pricing, partially offset by development of 2.1 MMBoe. None of the extensions and discoveries in PUD reserves in 2021 were associated with infill drilling activity.

Year Ended December 31, 2020

At December 31, 2020, the Company’s proved developed reserves of approximately 36.2 MMBoe decreased approximately 1.7 MMBoe from December 31, 2019 as a result of production of 6.2 MMBoe and sales of 2.0 MMBoe, partially offset by PUD reserve development of 6.5 MMBoe.

At December 31, 2020, the Company’s estimated PUD reserves of approximately 27.1 MMBoe, increased by approximately 3.0 MMBoe from December 31, 2021 as a result of result of drilling extensions in the Delaware Basin of 12.4 MMBoe, partially offset by PUD reserve development of 6.5 MMBoe and negative revisions of 2.8 MMBoe due primarily to decreases in SEC pricing. None of the extensions and discoveries in PUD reserves in 2020 were associated with infill drilling activity.

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

Reliable technologies were used to determine areas where PUD locations are more than one offset location away from a producing well. These technologies include seismic data, wire line openhole log data, core data, log cross-sections, performance data, and statistical analysis. In such areas, these data demonstrated consistent, continuous reservoir characteristics in addition to significant quantities of economic EURs from individual producing wells. The Company relied only on production flow tests and historical production data, along with the reliable geologic data mentioned above to estimate proved reserves. No other alternative methods or technologies were used to estimate proved reserves. Out of total proved undeveloped reserves of 45.7 MMBoe at December 31, 2022, 28.1 MMBoe were associated with 33 gross PUD locations that were more than one offset location from a producing well.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depletion, depreciation and accretion (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Evaluated oil and natural gas properties	$713,585	$569,886	$509,274
Unevaluated oil and natural gas properties	62,621	64,305	75,494
	776,206	634,191	584,768
Accumulated depletion	(390,796)	(339,776)	(295,163)
	$385,410	$294,415	$289,605

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows:

	Years Ended December 31,
	2022	2021	2020

Property acquisition costs, proved	$—	$—	$23
Property acquisition costs, unproved	—	—	—
Exploration and extension well costs	7,556	6,125	14,082
Development costs(1)	119,814	37,611	43,256
Total costs	$127,370	$43,736	$57,361
(1)	Excludes $15.0 million, $5.7 million and $31.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, of development costs related to the Company’s treating equipment and gathering support facilities.

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

At December 31, 2022, 2021 and 2020, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month prices, except for volumes subject to fixed price contracts. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor.

The Standardized Measure is as follows:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Future cash inflows	$6,095,180	$4,688,646	$1,660,950
Future production costs	(2,267,504)	(1,947,781)	(911,099)
Future development costs	(669,996)	(540,596)	(315,078)
Future income tax expense	(306,160)	(725)	(1,459)
Future net cash flows before 10% discount	2,851,520	2,199,544	433,314
10% annual discount for estimated timing of cash flows	(1,389,844)	(1,123,889)	(223,918)
Standardized measure of discounted future net cash flows	$1,461,676	$1,075,655	$209,396

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure for the Company’s proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2022:

	Years Ended December 31,
	2022	2021	2020

	(In thousands)
Beginning of year	$1,075,655	$209,396	$408,875
Sale of oil and natural gas produced, net of production costs	(220,023)	(164,221)	(34,888)
Sales of minerals in place	(536)	—	(22,387)
Extensions and discoveries	84,296	268,319	17,127
Changes in income taxes, net	(106,443)	119	25
Changes in prices and costs	611,617	472,162	(231,791)
Previously estimated development costs incurred	73,362	28,208	68,135
Net changes in future development costs	(103,349)	1,760	3,867
Revisions of previous quantities	(28,500)	184,284	(30,757)
Accretion of discount	107,577	20,963	40,914
Changes in production rates and other	(31,980)	54,665	(9,724)
End of year	$1,461,676	$1,075,655	$209,396

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(f) and 15d-15(f), of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management has assessed our internal control over financial reporting as of December 31, 2022. The unqualified report of management thereon is included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Entry into a Material Definitive Agreement

On March 24, 2023, Battalion Oil Corporation (the “Company”) entered into a purchase agreement (the “Purchase Agreement”) with each of the purchasers set forth on Schedule A thereto (the “Buyers”), pursuant to which the Company agreed to sell to the Buyers, in a private placement, an aggregate of 25,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The private placement of the Series A Preferred Shares pursuant to the Purchase Agreement was undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. A copy of the Purchase Agreement is filed as Exhibit 10.8 to this Annual Report on Form 10-K and is incorporated herein by reference. A description of the material terms of the transaction is set forth below and is qualified in its entirety by reference to the documents filed herewith as Exhibits 3.1.1, 10.3.1, and 10.8 which are incorporated herein by reference.

The aggregate purchase price paid by the Buyers for the Series A Preferred Stock was approximately $24,375,000, with related expenses and fees to be paid out of the proceeds. The Company intends to use the proceeds for general corporate and working capital purposes including scheduled debt principal and interest payments.

Purchase Agreement

The Purchase Agreement entered into by the Company and the Buyers contains representations, warranties, and covenants of the Company and each of the Buyers, as well as indemnification rights and other obligations of the parties.

The closing of the transaction was conditioned on customary closing conditions, including the accuracy of the representations and warranties in the Purchase Agreement, the compliance by the parties with the covenants in the Purchase Agreement, and no material adverse effect occurred with respect to the Company.

Description of Series A Preferred Stock

The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock to be issued in the transaction are set forth in the Series A Certificate of Designations of the Company (the “Certificate of Designations”), which form is filed as Exhibit 3.1.1 to this Annual Report on Form 10-K. The Certificate of Designations is filed with the Delaware Secretary of State.

The holders of shares of the Series A Preferred Stock generally will have no voting rights, except as required by the General Corporation Law of the State of Delaware, other applicable law, the Certificate of Incorporation (as amended from time to time in accordance with its terms and the General Corporation Law, the “Certificate of Incorporation”), or as otherwise described in the Certificate of Designations, and except that the consent of the holders of at least two-thirds of the outstanding Series A Preferred Stock would be required to: (i) authorize, create, or increase the authorized amount of, or issue any class or series of class or series that ranks senior to the Series A Preferred Stock with respect to dividend rights or rights upon a liquidation, winding-up or dissolution of the Company (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such capital stock, the “Senior Stock”), or reclassify or amend the provisions of any existing class of securities of the Company into shares of Senior Stock; (ii) authorize, create or issue any stock or debt instrument or other obligation that is convertible or exchangeable into shares of its Senior Stock (or that is accompanied by options or warrants to purchase such Senior Stock); (iii) amend, alter or repeal any provision of the Certificate of Incorporation or the Certificate of Designations, in either case, in a manner that materially adversely affects the special rights, preferences, privileges or voting powers of the Series A Preferred Stock; (iv) declare or pay any dividends or other distributions in cash or property with respect to its common stock, par value $0.0001 per share, of the Company (the “Common Stock”) or other class or series of capital stock of the Company, the terms of which do not expressly provide that such class or series ranks senior to or on a parity with the Series A Preferred Stock with respect to dividend rights or rights upon a liquidation, winding-up or dissolution of the Company (collectively, together with any warrants, rights, calls or options exercisable for or convertible into such capital stock, the “Junior Stock”); (v) redeem, repurchase or acquire shares of its Common Stock or other Junior Stock (other than with respect to customary repurchase rights or tax withholding arrangements with respect to equity awards or benefit plans); or (vi) redeem, repurchase, recapitalize or acquire shares of its stock on a parity with any class or series of capital stock of the Company, the terms of which provide that such class or series ranks on a parity with the Series A Preferred Stock with respect to dividend rights or rights upon a liquidation, winding-up or dissolution of the Company (such capital stock, together with any warrants, rights, calls or options exercisable for or convertible into such capital stock, the “Parity Stock”) other than (A) pro rata offers to purchase all, or a pro rata portion, of the Series A Preferred Stock and such Parity Stock (B) as a result of a reclassification of Parity Stock for or into other Parity Stock or Junior Stock, (C) the exchange or conversion of Parity Stock for or into other Parity Stock or Junior Stock or (D) the purchase of fractional interests in shares of Parity Stock pursuant to the conversion or exchange provisions of such Parity Stock or the security being converted or exchanged.

Holders of Series A Preferred Stock shall be entitled to receive dividends at the rate per share of Series A Preferred Stock equal to the Series A Dividend Rate (the “Series A Dividend”). The “Series A Dividend Rate” shall mean fourteen and one-half percent (14.50%) per annum on the then-applicable liquidation preference. If a Series A Dividend is not declared and paid in cash on a Dividend Payment Date, then in full discharge of such Series A Dividend for such Dividend Period, the Liquidation Preference of each outstanding share of Series A Preferred Stock, regardless of its date of issue, shall automatically increase on such Dividend Payment Date by an amount equal to sixteen percent (16.00%) per annum multiplied by the Liquidation Preference in effect immediately after the immediately prior Dividend Payment Date (or the Issuance Date in respect of the first Dividend Period) (such automatic increase, the “Unpaid Dividend

Accrual”), which, for the avoidance of doubt, will be pro-rated for the period of time elapsed during such Dividend Period. The period from the closing date of the issuance of the shares of Series A Preferred Stock (the “Issuance Date”) to and including June 30, 2023, and each period from but excluding a Dividend Payment Date to and including the following Dividend Payment Date is herein referred to as a “Dividend Period.” “Dividend Payment Date” shall mean March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2023 and the “Liquidation Preference” shall equal one thousand dollars ($1,000) per share of Series A Preferred Stock, which amount shall be adjusted as the result of any Unpaid Dividend Accrual (or payment thereof), and as otherwise set forth in the Certificate of Designations.

Each Buyer shall have the option from time to time to convert all or a portion of such Buyer’s shares of Series A Preferred Stock into Common Stock at the Conversion Ratio. The “Conversion Ratio” means, for each share of Series A Preferred Stock, the quotient of (i) the liquidation preference as of the date of the conversion and (ii) the then applicable Conversion Price. The “Conversion Price” shall initially be $9.03, which may be adjusted from time to time as set forth herein.

First Amendment to Registration Rights Agreement

In connection with the Purchase Agreement, the Company also entered into the First Amendment to Registration Rights Agreement dated March 28, 2023 by and between the Company and the parties identified thereto (the “Amendment No. 1”) to the Registration Rights Agreement, dated as of October 8, 2019 (the “Registration Rights Agreement”). Under Amendment No. 1, the Company granted the parties certain registration rights with respect to Common Stock issuable upon conversion of the Series A Preferred Stock.

The foregoing summaries of the material terms of the Purchase Agreement, the Certificate of Designations, and the Registration Rights Agreement are not complete and are qualified in their entirety by reference to the full text thereof, copies of which are filed herewith as Exhibit 3.1.1, Exhibit 10.3.1, and Exhibit 10.8, respectively, and incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2022 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities	Weighted-Average	Equity Compensation
	to be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding	Outstanding Options and	Securities Reflected in
Plan Category	Options and Rights(A)(1)	Rights	Column(A))
Equity compensation plans approved by security holders.	—	$—	—
Equity compensation plans not approved by security holders(2)	1,367,546	28.32	243,623
	1,367,546	$28.32	243,623
(1)	Consists of 889,394 unvested RSUs and outstanding 478,152 stock options.
(2)	The formation of the plan was approved by the Bankruptcy Court upon confirmation of our Plan of Reorganization in 2019 and further approved by our board with an effective date of January 1, 2020.

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

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

3.1.1	*	Certificate of Designations of Series A Redeemable Convertible Preferred Stock dated effective March 24, 2023
3.2		Seventh Amended and Restated Bylaws of Battalion Oil Corporation (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed January 27, 2020).
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

10.1.1

Second Amendment to Amended and Restated Senior Secured Credit Agreement dated as of November 14, 2022, by and among Halcón Holdings, LLC, as borrower, Macquarie Bank Limited, as administrative agent and the lenders party hereto, the guarantors party hereto and Battalion Oil Corporation, as holdings (Incorporated by reference to Exhibit 10.1.1 of our Quarterly Report on Form 10-Q filed November 14, 2022).

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

10.3.1	*	First Amendment to Registration Rights Agreement dated March 28, 2023, by and among Battalion Oil Corporation and each of the parties thereto, as investors.

10.4	†	Battalion Oil Corporation 2020 Long-Term Incentive Plan, effective as of January 1, 2020 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 31, 2020).
10.5	†

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

10.7	*†	Offer Letter with Kristen McWatters dated January 20, 2023
10.8	*	Purchase Agreement, dated March 28, 2023, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto.
10.22	†	Form of Nonqualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 31, 2020).
10.23	†	Form of Base Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed January 31, 2020).
10.24	†	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed January 31, 2020).
10.25	†	Form of M&A Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed January 31, 2020).
21.1	*	List of Subsidiaries of Battalion Oil Corporation
31.1	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer
31.2	*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer
32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer
99.1	*	Report of Netherland, Sewell & Associates, Inc.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Attached hereto.
†	Indicates management contract or compensatory plan or arrangement.

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

BATTALION OIL CORPORATION

Date: March 30, 2023	By:	/s/ RICHARD H. LITTLE
Richard H. Little
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD H. LITTLE Richard H. Little	Director and Chief Executive Officer	March 30, 2023

/s/ KRISTEN MCWATTERS Kristen McWatters	Executive Vice President, Chief Financial Officer and Treasurer	March 30, 2023

/s/ JONATHAN BARRETT Jonathan Barrett	Chairman of the Board	March 30, 2023

/s/ DAVID CHANG David Chang	Director	March 30, 2023

/s/ GREGORY HINDS Gregory Hinds	Director	March 30, 2023

/s/ ALLEN LI Allen Li	Director	March 30, 2023

/s/ WILLIAM ROGERS William Rogers	Director	March 30, 2023