Form 10-K/A
period 2022-12-31
BATTALION OIL CORP
filed 2023-04-28
CIK 1282648

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

As of March 27, 2023, there were 16,450,407 shares outstanding of registrant’s $.0001 par value common stock. Based upon the closing price for the registrant’s common stock on the NYSE American as of June 30, 2022, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $31.9 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ☒  No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

3

Explanatory Note

This Form 10-K/A (this “Amendment”) amends Battalion Oil Corporation’s (referred to as “Battalion,” “the Company,” “our,” “us,” and “we”) annual report on Form 10-K for the year ended December 31, 2022 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2023. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K, including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 and compensation arrangements with newly determined Named Executive Officers, as defined by Item 402(m)(2) of Regulation S-K. The Part III information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

Our business and affairs are managed under the direction of our board of directors, or board. Our bylaws state that the number of directors will not be less than one (1) nor more than seven (7) directors. Under our bylaws and our certificate of incorporation, each director holds office until the next annual meeting of stockholders and serves until the director’s successor is duly elected and qualified, or until such director’s earlier death, resignation or removal.

The following table reflects the names and ages of our current directors, the positions and offices held and the length of their continuous service as a director:

Name	Director Since	Age	Position
Jonathan D. Barrett	May 2020	55	Director (Chairman of the Board); Committee Member: Nominating & Corporate Governance
David Chang	Oct. 2019	43	Director; Committee Member: Compensation (Chair) and Reserves
Gregory S. Hinds	Oct. 2019	59	Director; Committee Member: Reserves (Chair), Audit and Compensation
Allen Li	Oct. 2019	33	Director; Committee Member: Nominating & Corporate Governance
William D. Rogers	Jun. 2021	62	Director; Committee Member: Audit (Chair), Nominating & Corporate Governance (Chair) and Compensation
Matthew B. Steele	Apr. 2023	44	Director and Chief Executive Officer

Jonathan D. Barrett | Independent Director and Chairman of the Board

Director Bio and Qualification Highlights:

■
Mr. Barrett is the President of Luminus Management (“Luminus”), an investment management firm focused on investments across the capital structure of companies within the broader energy ecosystem.
■
Mr. Barrett joined Luminus shortly after its founding in 2003 and has led the firm since 2011. From 2005 to 2007, he served as Managing Director and a member of the Investment Committee of LS Power Equity Advisors, the private equity arm of LS Power, a former affiliate of Luminus focused on the North American power and energy infrastructure industries.
■
Prior to joining Luminus, Mr. Barrett was a Director in Salomon Smith Barney’s Merger and Acquisition Group.
■
Mr. Barrett graduated with honors in Accounting from the University of Witwatersrand in Johannesburg, South Africa.
■
He currently serves on the board of directors of FlowTrans and Taylor Express.

David Chang | Independent Director

Director Bio and Qualification Highlights:

■
Mr. Chang is a Senior Vice President at LSP Investment Advisors where he is responsible for originating and managing investments in the energy sector across capital structures.
■
Prior to joining LSP Investment Advisors in 2011, Mr. Chang was an analyst in the Global Energy investment-banking group at Credit Suisse.
■
Mr. Chang holds a Bachelor of Arts in Economics and Mathematics from Columbia University.

5

Gregory S. Hinds | Independent Director

Director Bio and Qualification Highlights:

■
Mr. Hinds is the founder of Fenceline Minerals (“Fenceline”), a privately held limited liability company formed in 2017.
■
Prior to forming Fenceline, Mr. Hinds was the Chief Operating Officer of Jagged Peak Energy, LLC (“Jagged Peak”), having joined Jagged Peak at its inception in April 2013 through March 2017.
■
Prior to his tenure at Jagged Peak, Mr. Hinds was Chief Operating Officer of Ute Energy (“Ute”), a private equity backed oil and gas company with operations focused in the Uinta Basin of Northeastern Utah, which was sold in November of 2012.
■
Before Ute, Mr. Hinds was the Vice President of Uinta Basin Assets for the Bill Barrett Corporation (“Bill Barrett”), where he was primarily responsible for the development of the West Tavaputs field as well as Barrett’s Blacktail Ridge and Lake Canyon properties. Prior to joining Bill Barrett, he served as Geological Manager for Pennaco Energy and as an Exploration Geologist for Barrett Resources.
■
Mr. Hinds holds a Bachelor of Science in Geology from Louisiana State University and a Master of Science in Geology from Texas A&M University. He is a Registered Professional Geologist in Utah, Wyoming and Texas.
■
He currently serves on the board of directors of Terra Energy Partners and Ridge Runner Resources. He has previously served on the board of Altamont Energy.

Allen Li | Independent Director

Director Bio and Qualification Highlights:

■
Mr. Li is Senior Vice President in the Opportunities Funds at Oaktree Capital (“Oaktree”).
■
Prior to joining Oaktree in 2014, Mr. Li worked in the Investment Banking Division at Goldman Sachs from July 2012 to July 2014.
■
He holds a Bachelor of Science in Business Administration from the University of Southern California.
■
He currently serves on the board of directors of Desert Peak Minerals, Fourpass Energy, Sierra Minerals and Charger Shale Oil Company.
■
He has previously served on the boards of Sitio Royalties, PHI, Inc and Source Energy.

William D. Rogers | Independent Director

Director Bio and Qualification Highlights:

■
Mr. Rogers is Managing Partner of CCE Advisory, LLC and CCE Investments LLC, providing advisory services to private equity infrastructure funds from 2019 to present.
■
Mr. Rogers previously served as Executive Vice President and Chief Financial Officer of CenterPoint Energy from March 2015 to April 2019.
■
Prior to his tenure at CenterPoint Energy, Mr. Rogers was Vice President and Treasurer of American Water Works Company, Inc., the largest publicly traded U.S. water and wastewater utility company, from October 2010 to January 2015.

■
Mr. Rogers was also Chief Financial Officer of NV Energy, Inc., an investor-owned utility headquartered in Las Vegas, from February 2007 to February 2010. He has previously served as NV Energy’s Vice President of Finance, Risk and Tax, as well as Corporate Treasurer.
■
Before joining NV Energy in June 2005, Mr. Rogers was a managing director in capital markets at Merrill Lynch and prior to that worked in a similar role at JPMorgan Chase in New York.
■
Prior to his various roles across the utility, financial and banking industries, Mr. Rogers had a distinguished career as a commissioned officer in the United States Army.

■
Mr. Rogers holds a Bachelor of Science Degree from the United States Military Academy and a Master of Business Administration Degree with concentration in Accounting and Finance from Duke University.
■
Currently, Mr. Rogers serves as a director on the board of Grupo Protexa SA de CV, since June 2020, and previously served on the boards of Verdant Power Inc., from March 2021 to April 2022, and Enable GP, LLC (the general partner of Enable Midstream Partners, LP), from February 2015 to March 2019. He has also served as a member of the boards of directors of numerous non-profit organizations.

Matthew B. Steele | Director and Chief Executive Officer

Director Bio and Qualification Highlights:

■
Mr. Steele has served as a Board Member of Bowline Energy LLC since August 2021.
■
He was the Founder and has been a Board Member of CarbonPath, Inc. since March 2021 and has also served as a Senior Advisor for Yellow Rock LLC since October 2021.
■
He also has been a Board Member of Bruin Management Operating LLC since March 2021.
■
Mr. Steele was the Founder of Bruin E&P Partners LLC and served as CEO and President from September 2015 through March 2021.
■
Mr. Steele holds a B.S in Chemical Engineering with Honors from the University of Houston.

Our board currently has four standing committees: Audit, Compensation, Nominating & Corporate Governance, and Reserves. Actions taken by our committees are reported to the full board. Each committee conducts an annual evaluation of its duties and is expected to conduct an annual review of its charter and also has authority to retain, set the compensation for, and terminate consultants, outside counsel and other advisers as that committee determines to be appropriate.

Management

The following table sets forth the names and ages of our executive officers, the positions and offices with us currently held by such persons and the months and years in which continuous service began:

Name	Officer Since	Age	Position
Matthew B. Steele	Apr. 2023	44	Chief Executive Officer (Our principal executive officer)
Daniel P. Rohling	Oct. 2019	40	Executive Vice President and Chief Operating Officer
Kristen McWatters	Jan. 2023	37	Executive Vice President, Chief Financial Officer and Treasurer (Our principal financial officer)
Walter Mayer	Feb. 2013	47	Senior Vice President, General Counsel
Leah Kasparek	June 2012	53	Senior Vice President, Human Resources and Corporate Secretary

Our executive officers are appointed to serve until the meeting of the board following the next annual meeting of stockholders and until their successors have been elected and qualified. Biographical information about each of our currently serving executive officers is set forth below, other than with regard to Matthew B. Steele, whose biographical information is included under the heading “The Board of Directors” above.

Daniel P. Rohling | Executive Vice President and Chief Operating Officer

Executive Officer Bio Highlights:

■
Mr. Rohling has served as Executive Vice President and Chief Operating Officer since October 2019 and previously served as Vice President, Operations from September 2019 until October 2019.
■
Prior to joining the Company, Mr. Rohling served as the Asset Vice President of Ajax Resources, LLC, from January 2018 until it sold substantially all of its assets to Diamondback Energy, Inc. in October 2018, after which Mr. Rohling pursued additional opportunities.

■ Prior to his tenure at Ajax, he served as EVP and General Manager - Rockies at XRO Energy, LLC from November 2017 to January 2018.

■
Mr. Rohling began his career with El Paso Corporation (EP Energy Corporation) and served in various operations, business development and management roles, ultimately serving as Permian Basin Asset Manager from June 2013 to November 2017.
■
Mr. Rohling has more than 17 years of oil and gas operations experience, earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University, and is an active member of the Society of Petroleum Engineers

Kristen McWatters | Executive Vice President, Chief Financial Officer and Treasurer

Executive Officer Bio Highlights:

■
Ms. McWatters has served as Executive Vice President, Chief Financial Officer and Treasurer since January 2023.
■
Prior to joining the company, Ms. McWatters served as Interim Chief Accounting Officer for a publicly traded investment banking firm during 2022 and served as Senior Vice President, Chief Financial Officer and Chief Accounting Officer and prior to that Controller and Assistant Controller for Goodrich Petroleum from March 2017 to December 2021.
■
Ms. McWatters previously served as Controller for a publicly traded independent retail energy services company; and as a manager of financial reporting for Southwestern Energy Co.
■
Ms. McWatters began her career at KPMG LLP in 2008 after earning a Master of Finance degree and a Bachelor of Business Administration in Accounting from Texas A&M University in May 2008. Ms. McWatters is a certified public accountant.

Walter R. Mayer | Senior Vice President, General Counsel

Executive Officer Bio Highlights:

■
Mr. Mayer has served as Senior Vice President, General Counsel since January 2023 and previously served as Vice President, Legal since 2013.
■
Prior to joining the company, Mr. Mayer served as Associate General Counsel at Petrohawk Energy Corporation starting in 2010.
■
Mr. Mayer previously worked in the litigation group of Vinson and Elkins focusing on commercial energy litigation.
■
Mr. Mayer earned his law degree from the University of Virginia School of Law and has been recognized for his accomplishments in Texas Monthly as a “Texas Rising Star.” He is board certified in oil, gas and mineral law by the Texas Board of Legal Specialization.

Leah R. Kasparek | Senior Vice President, Human Resources and Corporate Secretary

Executive Officer Bio Highlights:

■
Ms. Kasparek has served as Senior Vice President, Human Resources and Corporate Secretary since January 2019 and previously served as Senior Vice President, Human Resources and Administration since 2018 and Vice President of Human Resources since June of 2012.
■
Ms. Kasparek has 20+ years of executive Human Resources Leadership experience across multiple industries including oil and gas, public utilities and manufacturing. Prior to joining the company, she served as Director of Human Resources and the Change Lead for an Enterprise Risk Management project at Southwestern Energy from 2009 to 2012 and prior to this role served as Vice President of Human Resources, CenterPoint Energy for the Regulated Operations Division from 2005 to 2008. Ms. Kasparek started her career at Anheuser-Busch Companies in 1996 and held progressive roles through 2004 with her last role as Vice President of Human Resources for Anheuser-Busch Packaging Group.
■
Ms. Kasparek holds a Bachelor of Arts degree from the University of Louisiana and earned a law degree from the University of Houston Law Center.

Code of Ethics

The Company’s Code of Conduct and Code of Ethics for the Principal Executive Officer and Senior Financial Officers can be found on the Company’s website located at www.battalionoil.com/investors/corporate-governance. If the Company amends the Code of Ethics or grants a waiver, including an implicit waiver, from the Code of Ethics, the Company will disclose the information on its website. The waiver information will remain on the website for at least twelve months after the initial disclosure of such waiver.

Notwithstanding any reference to our website contained in this report, the information you may find on our website is not part of this report. We will provide a printed copy of these documents, without charge, to stockholders who request copies in writing from: Battalion Oil Corporation, Attn: Corporate Secretary, 3505 West Sam Houston Parkway North, Suite 300, Houston, Texas 77043.

Corporate Governance Matters

Audit Committee. The members of our Audit Committee are Gregory S. Hinds and William D. Rogers, with Mr. Rogers serving as the chairman. Our board has determined that all members of our Audit Committee are financially literate within the meaning of SEC rules, under the current listing standards of the NYSE American and in accordance with our audit committee charter. Our board has also determined that all members of the Audit Committee are independent, within the meaning of SEC and applicable NYSE American regulations for independence for audit committee members, under our corporate governance guidelines, and in accordance with our audit committee charter. Our board determined that Mr. Rogers is an “audit committee financial expert” (as defined under SEC rules) because he possesses: (i) an understanding of generally accepted accounting principles in the United States of America and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Rogers acquired these attributes through his educational background and by having held various positions that provided relevant experience, as described in his biography under “Board of Directors” above.

The Audit Committee is responsible for oversight of Company risks relating to accounting matters, financial reporting and related legal and regulatory compliance. The Audit Committee annually considers the qualifications and evaluates the performance of our independent auditor and selects and engages our independent auditor. The Audit Committee meets quarterly with representatives of the independent auditor and is available to meet at the request of the independent auditor. During these meetings, the Audit Committee receives reports regarding our books of accounts, accounting procedures, financial statements, audit policies and procedures, internal accounting and financial controls, and other matters within the scope of the Audit Committee’s duties. The Audit Committee reviews the plans for and the results of audits for us and our subsidiaries. The Audit Committee reviews the independence of the independent auditor and considers and authorizes the fees for both audit and non-audit services provided by the independent auditor.

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

Our compensation philosophies and programs are designed, structured and administered under the oversight of the Compensation Committee. Among the important responsibilities delegated to the Compensation Committee by our board is evaluating the performance of, and making recommendations on the compensation of, the senior management of the Company, including the performance and compensation of our executive officers discussed below.

For the purposes of our discussion, our named executive officers for 2022 are:

Name	Title
Richard H. Little*	Chief Executive Officer (principal executive officer)
Daniel P. Rohling	Executive Vice President, Chief Operating Officer
Walter R. Mayer	Senior Vice President, General Counsel
* Left the Company effective April 2, 2023

Our Compensation Committee

The Compensation Committee of the board is comprised entirely of independent directors in accordance with the applicable rules of the NYSE American. The primary duties and responsibilities of the Compensation Committee are to implement our compensation policies and programs for senior management, including the named executive officers. The Compensation Committee has the authority under its charter to select and engage the services of a compensation consultant, independent legal counsel or other advisor after considering certain factors relevant to independence from management. After conducting its independence assessment, the Compensation Committee has the authority to engage, obtain the advice of, oversee, terminate and determine funding for such independence professional advisers, including but not limited to consulting firms, independent legal counsel or other advisers, as the Compensation Committee determines appropriate to carry out its functions. A current copy of the Compensation Committee charter is available on our website at www.battalionoil.com under the section entitled “Investors — Corporate Governance.” The Compensation Committee also reviews and assesses the adequacy of its charter, at least annually, and recommends any proposed changes to our board for approval.

The Chairman of the Compensation Committee works with our Senior Vice President, Human Resources and Corporate Secretary to establish an agenda for each meeting of the Compensation Committee and, with the assistance of outside advisors, to prepare meeting materials. Various members of management, as well as outside advisors, may be invited to attend all or a portion of a Compensation Committee meeting depending on the nature of the matters to be discussed. Only members of the Compensation Committee vote on items before the Compensation Committee; however, the Compensation Committee and the board often solicit the views of senior management on compensation matters, in particular as they relate to the compensation of other members of senior management.

The Role of Our Independent Compensation Consultant

In 2022, we engaged Pearl Meyer & Associates, through April, and Zayla Partners, thereafter, as our independent compensation consultant, for the respective periods. Our compensation consultants provided advice regarding an appropriate compensation peer group for 2022 compensation benchmarking and our 2022 compensation program for senior management, including our named executive officers. The Compensation Committee determined that each of Pearl Meyer & Associate and Zayla Partners were independent of Company management and no conflicts of interest or issues involving the independence of our compensation consultants, respectively, arose during the periods covered by this report.

Our independent compensation consultant is engaged by, and reports directly to, the Compensation Committee in carrying out its duties, and works with our Senior Vice President, Human Resources and Corporate Secretary when preparing materials for the Compensation Committee. Our independent compensation consultant advises us on the composition of our compensation peer group and provides reports and analyses on their compensation and benefits practices.

Our Compensation Peer Group. Our Compensation Committee annually reconsiders, with the advice and assistance of our compensation consultant, the composition of our compensation peer group and will recommend changes to the peer group so that it reflects, in the estimation of such consultant and our Compensation Committee, a mix of companies that share pertinent characteristics with our Company and that are potential competitors with us for management talent. In developing our compensation structure, we review the compensation and benefit practices of a compensation peer group of oil and natural gas exploration and development companies selected by the Compensation Committee in consultation with our compensation consultant.

For 2022, our compensation peer group consisted of the following companies:

• Amplify Energy Corp.	• Ring Energy, Inc.
• Earthstone Energy, Inc.	• Sandridge Energy, Inc.
• Ranger Oil Corporation	• SilverBow Resources, Inc.
• Riley Exploration Permian, Inc.

2022 Executive Compensation

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for the years indicated:

Name and Principal Position	Year	Salary(2)	Bonus(3)	All Other Compensation(4)	Total
Richard H. Little	2022	$500,000	$75,000	$27,107	$603,107
Chief Executive Officer	2021	$500,000	$450,000	$21,035	$971,035
Daniel P. Rohling	2022	$350,000	$87,500	$21,607	$459,107
Executive Vice President, Chief Operating Officer	2021	$350,000	$315,000	$20,337	$685,337
Walter R. Mayer(1)	2022	$275,000	$141,560	$21,525	$438,085
Senior Vice President, General Counsel
(1)	Walter R. Mayer was not a named executive officer at the end of fiscal year 2021.
(2)	Represents actual base salary paid in the year.
(3)	Annual cash incentive.
(4)	For 2022, the amounts reported for “All Other Compensation” include amounts provided to the named executive officers as outlined in the table below, with respect to (a) the matching contribution that we make on account of employee contributions under our 401(k) Savings Plan and (b) premiums paid by the Company for executive long-term disability insurance.

All Other Compensation

Named Executive Officer	(a)	(b)
Richard H. Little	$27,000	$1,107
Daniel P. Rohling	$20,500	$1,107
Walter R. Mayer	$20,500	$1,025

Narrative Disclosure to Summary Compensation Table

The principal elements of our executive compensation program are base salary, annual cash incentives (which are dependent upon our annual assessment of management performance), long-term equity incentives and post-termination severance (under certain circumstances), and other benefits and perquisites, consisting of life and health insurance benefits, a qualified 401(k) savings plan and limited tax gross ups. From time to time, we may vary the mix of compensation utilized, depending upon our current view of the most effective method to provide incentives under current market conditions, taking into account the compensation practices of our compensation peer group and the advice of our independent compensation consultant. All long-term incentives are awarded under the Plan. No grants of Plan-based awards were made to our named executive officers during 2022.

Base Salary. We review base salaries for our executive officers annually to determine if a change is appropriate. In reviewing base salaries, we consider several factors, including a comparison to base salaries paid for comparable positions in our compensation peer group, the relationship among base salaries paid within our Company and individual experience and contributions. Our intent is to set base salaries at levels that we believe are consistent with our compensation program design objectives and align our executives with peers to allow the company to retain executive talent in a competitive environment.

Annual Cash Incentives. We typically determine annual cash incentives following the end of the year on the basis of management performance during the year. Generally, at the beginning of the year, the Compensation Committee establishes certain operating and financial performance metrics, assigns them relative weightings and establishes annual targets for payout for each of them. Targeted payouts may range from 0% of base salary for not meeting the minimum annual targets, 100% of base salary for achieving more aggressive annual targets and 200% of base salary for achieving the most aggressive, or “stretch,” annual targets. Targets at the 100% payout level are intended to be achievable but challenging to reach. Individual performance may also factor into establishing annual cash incentives as our Compensation Committee recognizes that each member of senior management will contribute to the overall success in the achievement of our goals to varying degrees, and it may take these relative contributions into account when considering compensation generally, and annual cash incentives in particular.

Our Compensation Committee typically retains a significant level of discretion with respect to annual cash incentive awards regardless of the degree to which pre-established operating and financial performance metrics are met because of the limitations inherent in pre-established quantitative measures of performance when operating in a dynamic business environment. At the beginning of 2022, our Compensation Committee established operating and financial performance metrics covering the following areas:

●	health and safety, including total reportable incident rate targets; non-planned H2S alarms; serious incident near misses; OSHA recordable events; and average quality field observations per quarter;
●	capital efficiency, as evidenced by oil production volume and capital expenditure targets;
●	controlling costs, including lease operating expense per Boe, cash G&A and average well cost targets;
●	financial targets for EBITDA, leverage ratio and oil deducts; and
●	corporate targets, including increases in market capitalization, syndication of the revolving credit agreement and monetization of certain assets.

The specific targets adopted were intended to be challenging but achievable. Incentive opportunities for the named executives were 100% of base salary for achieving minimum targets up to a maximum of 200% for achieving stretch targets, with performance falling between targets determined using linear interpolation. As noted earlier, as a general matter we do not believe that strictly formulaic or inflexible compensation programs are necessarily appropriate for our Company, particularly given the dynamic nature of our Company and business environment, nor do we believe that such programs will necessarily provide appropriate incentives or rewards for the performance that we expect; therefore, our Compensation Committee typically retains significant discretion in assessing the performance of the Company or an individual, may alter performance metrics and targets as circumstances warrant and, in doing so, take such factors into consideration as may be deemed appropriate from time to time. Accordingly, compensation, including annual cash compensation, may vary greatly from year to year and from executive to executive as a consequence of corporate performance and individual contribution relative to such factors that we may consider important, which may carry varying weight over time depending on the circumstances.

In 2023, the Compensation Committee reviewed the performance of the Company and management for the year ended December 31, 2022, against the performance metrics established at the beginning of 2022. Based on performance and adjustments, the Compensation Committee recommended, and the board approved, short-term incentive payments to our current named executive officers as reflected above in the “Summary Compensation Table.” The payments made to each of the named executive officers, as applicable, are reflected under the column heading “Bonus” in the “Summary Compensation Table” appearing elsewhere herein.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements. The Company has entered into employment agreements with each of our named executive officers, which automatically renew annually for successive one (1) year periods unless either party provides written notice of non-renewal at least thirty (30) days prior to the expiration of the then effective term.

Additionally, pursuant to the Employment Agreements, if the Company terminates an Executive’s employment without “Cause” or the Executive terminates his employment with the Company for “Good Reason” prior to the end of the then-applicable employment term, such executive is entitled to the termination benefits set forth on the following table, both prior to and after the occurrence of a change of control of our Company.

	Severance	Early Vesting of RSUs/
	Payment(1)	Options/PSUs(2)	Other	Total
Without Cause/For Good Reason
Richard H. Little	$1,000,000	$—	—	$1,000,000
Daniel P. Rohling	$500,000	$—	—	$500,000
Walter R. Mayer	$481,250	$—	$20,271	$502,521

Following Change of Control
Richard H. Little	$1,000,000	$1,031,746	$—	$2,031,746
Daniel P. Rohling	$500,000	$386,905	$—	$886,905
Walter R. Mayer	$481,250	$128,978	$20,271	$630,499

(1)	Severance payments are calculated as of December 31, 2022. For Messrs. Little and Rohling, their severance payments would be the exact dollar amounts listed. For Mr. Mayer, the severance payment would be calculated as one-time his base salary plus a prorated bonus calculated at target.
(2)	As reflected above, the value of unvested restricted stock units, stock options and performance units that would vest under each of these termination scenarios is based upon the closing price for our common stock as of December 30, 2022. Accordingly, reflects no payout for out of the money stock options or performance units that did not achieve our total shareholder return threshold as defined in the award agreements.

Each Executive’s right to receive termination payments is conditioned upon executing a general release of claims in the Company’s favor. The Executive must also agree to refrain from disclosing the Company’s confidential information during or at any time following his employment with the Company and from soliciting the Company’s employees or consultants for one (1) year following termination of his employment. Mr. Little must also agree to refrain from engaging in certain competitive activities for one (1) year following termination of employment. Mr. Rohling must also agree to refrain from such competing activities for six (6) months following termination of employment.

Retirement Benefits. We do not maintain a defined benefit pension plan or retiree medical program that covers members of senior management. Retirement benefits to our senior management, including the named executive officers, are currently provided solely through a tax-qualified profit sharing and 401(k) plan (our “Savings Plan”). We match 100% of the amount an employee contributes to the Savings Plan, subject to a 10% maximum based on the employee’s compensation as defined in the Savings Plan. Members of senior management participate in the Savings Plan on the same basis as other eligible employees.

The Savings Plan provides for various investment options, for which the participant has sole discretion in determining how both the employer and employee contributions are invested. The independent trustee of the Savings Plan then invests the assets of the Savings Plan as directed by participants. The Savings Plan does not provide our employees with the option to invest directly in our securities. The Savings Plan offers in-service withdrawals in the form of after-tax account distributions and age 59.5 distributions. We believe that the Savings Plan supports the objectives of our compensation structure, including the ability to recruit and retain senior and experienced mid- to late-career executive talent for critical positions within our organization.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(2)
Richard H. Little	35,418	35,419	$18.91	2/20/2027	106,256	$1,031,746	141,674
	35,418	35,419	$28.23	2/20/2027
	35,418	35,419	$37.83	2/20/2027
Daniel P. Rohling	13,282	13,282	$18.91	2/20/2027	39,846	$386,905	53,128
	13,282	13,282	$28.23	2/20/2027
	13,282	13,282	$37.83	2/20/2027
Walter R. Mayer	4,427	4,428	$18.91	2/20/2027	13,283	$128,978	17,709
	4,427	4,428	$28.23	2/20/2027
	4,427	4,428	$37.83	2/20/2027
(1)	Calculated based upon the closing market price of our common stock as of December 30, 2022, the last trading day of our 2022 fiscal year ($9.71) multiplied by the number of unvested awards at year end.
(2)	Represents unvested performance units at the maximum number of shares that may be earned. Performance units vest on February 20, 2024; provided, that our total shareholder return relative to the total shareholder return of certain of our peer companies is achieved as defined in the award agreements over the Performance Period.

Director Compensation

2022 Director Compensation

The table below sets forth certain information concerning the compensation earned in 2022 by our non-employee directors for service on our board of directors and committees of the board of directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Jonathan D. Barrett	$216,011	$—	$—	$—	$216,011
David Chang	$175,000	$—	$—	$—	$175,000
Gregory S. Hinds	$175,000	$—	$—	$—	$175,000
Allen Li	$150,00	$—	$—	$—	$150,000
William D. Rogers	$195,805	$—	$—	$—	$195,805

Discussion of Director Compensation Table

Annual compensation for each committee chairperson and committee member for all of the committees of our board for 2022 is set forth below:

Non-Employee Directors	Amount
Annual Retainer:
Non-Executive Chairman of the Board	$225,000
Non-Employee Director	$150,000
Additional Annual Retainers— Committee Chair:
Audit Committee Chair	$25,000
Compensation Committee Chair	$25,000
Nominating & Corporate Governance Committee Chair	$25,000
Reserves Committee Chair	$25,000

Fees are paid in four equal quarterly installments.

Employee directors receive no additional compensation for service on our board or any committee of the board. All directors receive actual expense reimbursements associated with attending board and committee meetings. We revisit non-employee director compensation as circumstances warrant and may adjust compensation in response to competitive market conditions and other factors. Historically, we have targeted non-employee director compensation at the 50th percentile of our compensation peer group.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following sets forth information regarding the beneficial ownership of our common stock as of March 27, 2023 by (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our named executive officers; (iii) each of our directors; and (iv) all or our current executive officers and directors as a group.

As of March 27, 2023 approximately 16.5 million shares of our common stock were outstanding. Unless otherwise noted, the mailing address of each person or entity named below is 3505 West Sam Houston Parkway North, Suite 300, Houston, Texas 77043.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Luminus Management, LLC(2)	6,151,448	37.4%
Oaktree Capital Group, LLC(3)	3,988,089	24.2%
LSP Generation IV, LLC(4)	2,369,769	14.4%
The Goldman Sachs Group, Inc.(5)	926,576	5.6%
Richard H. Little	206,852	1.2%
Daniel P. Rohling	82,027	*
Kristen McWatters	-	*
Walter R. Mayer	24,874	*
Jonathan D. Barrett(6)	6,151,448	37.4%
David Chang	-	*
Gregory S. Hinds	11,601	*
Allen Li	-	*
William D. Rogers	4,000	*
All directors and executive officers as a group (11 individuals)	6,555,415	39.1%

*Less than one percent.

(1)

Unless otherwise indicated, each stockholder has sole voting and investment power with respect to all shares of common stock indicated as being beneficially owned by such stockholder. Shares of common stock that are not outstanding, but which a designated stockholder has the right to acquire within 60 days, are included in the number of shares beneficially owned by such stockholder and are deemed to be outstanding for purposes of determining the percentage of outstanding shares beneficially owned by such stockholder, but not for purposes of determining the percentage of outstanding shares beneficially owned by any other designated stockholder

(2)

According to, and based solely upon, Form 3 filed by Luminus Management, LLC and Luminus Energy Partners Master Fund, Ltd. (collectively, “Luminus”) with the SEC on October 21, 2019. The business address for Luminus is 1700 Broadway, 26th Floor, New York, New York 10019. Ownership and voting rights shared with Jonathan D. Barrett.

(3)

According to, and based solely upon, Form 3 filed by OCM HLCN Holdings, L.P., Oaktree Fund GP, LLC, Oaktree Fund GP I, L.P., Oaktree Capital I, L.P., OCM Holdings I, LLC, Oaktree Holdings, LLC and (vii) Oaktree Capital Group, (collectively, “Oaktree”) with the SEC October 22, 2019. The business address for Oaktree is 333 S. Grand Avenue, 28th Floor, Los Angeles, California 90071.

(4)

According to, and based solely upon, Schedule 13D filed by Gen IV Investment Opportunities, LLC, LSP Generation IV, LLC and LSP Investment Advisors, LLC (collectively, “Gen IV Investments”) with the SEC on October 18, 2019. The business address for Gen IV Investments is 1700 Broadway, 35th Floor, New York, New York 10019.

(5)

According to, and based solely upon, Schedule 13G filed by The Goldman Sachs Group, Inc. and Goldman Sachs and Co. LLC (collectively, “Goldman Sachs”) with the SEC on February 7, 2023. The business address for Goldman Sachs is 200 West St, New York, New York 10282.

(6)	Ownership and voting rights shared with Luminus Management, LLC.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

As required under SEC rules, the Company is required to disclose in this report any transactions that are determined to be directly or indirectly material to the Company or a related person.

Preferred Stock Equity Issuance. On March 28, 2023, we sold, in a private placement, an aggregate of 25,000 shares of Series A Convertible Preferred Stock (the “preferred stock”) to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, who represent our largest three existing shareholders. We received $24,375,000 in proceeds, net of $625,000 in original issue discount. The issuance of preferred stock was approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock. Further information on the redemption and conversion provisions associated with the preferred stock is described under Item 7. Management’s Discussion and Analysis “–Recent Developments” and “–Capital Resources and Liquidity;” and Item 9B. Other Information in our Form 10-K for the fiscal year ended December 31, 2022, filed on March 30, 2023.

Director Independence

The current listing standards of the NYSE American require that our board affirmatively determine the independence of each director and disclose such determination in the proxy statement for each annual meeting of our stockholders or on its annual report on Form 10-K. The board affirmatively determined that each of Jonathan D. Barrett, David Chang, Gregory S. Hinds, Allen Li and William D. Rogers is an “independent director” under the guidelines described below and the applicable independence rules of the NYSE American.

In connection with its assessment of independence, our board reviewed information regarding relevant relationships, arrangements or transactions between the Company and each director or parties affiliated with such director. Our board has established the standards set forth below for determining director independence in our corporate governance guidelines.

A majority of the directors on our board must be “independent.” No director qualifies as “independent” unless the board affirmatively determines that such director has no “material relationship” with the Company, either directly, or as a partner, stockholder or officer of an organization that has a relationship with the Company. A “material relationship” is a relationship that the board determines, after due consideration of all relevant facts and circumstances, compromises the director’s independence from management. Our board’s determination of independence must be consistent with all applicable requirements of the NYSE American, the SEC, and any other applicable legal requirements. Our board may adopt specific standards or guidelines for independence in its discretion from time to time, consistent with those requirements.

Our corporate governance guidelines set forth our policy with respect to qualifications of the members of the board, the standards of director independence, director responsibilities, board meetings, director access to management and independent advisors, director orientation and continuing education, director compensation, management evaluation and succession, annual performance evaluation of the board, and executive sessions.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

PCAOB ID No:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	Houston, Texas

Deloitte is the independent registered public accounting firm selected by our Audit Committee as the independent registered public accountant for the fiscal years ended December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, neither the Company nor anyone acting on its behalf consulted Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as defined in Items 304(a)(1)(iv) and (v) of Regulation S-K.

Fees

The following table presents fees billed for professional audit services rendered by Deloitte, our principal accounting firm for the years ended December 31, 2022 and 2021. The table also presents fees for other services rendered by Deloitte during those periods; we paid all such fees.

	2022	2021
Audit Fees	$1,040,000	$685,000
Audit-Related Fees	—	—
Tax Fees	$70,000	$85,000
All Other Fees	—	—
Total	$1,110,000	$770,000

As used above, the following terms have the meanings set forth below:

Audit Fees. The fees for professional services rendered by Deloitte for the audit of our annual financial statements, for the review of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements and private placements, including but not limited to registration statements, for the years ended December 31, 2022 and 2021.

Tax Fees. The fees for professional services rendered by Deloitte for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policy

All audit fees, audit-related fees and tax fees as described above for the years ended December 31, 2022 and 2021 were pre-approved by our Audit Committee, which concluded that the provision of such services by Deloitte was compatible with the maintenance of their respective independence in the conduct of their auditing functions. Our Audit Committee’s pre-approval policy provides that pre-approval of all such services must be approved separately by the Audit Committee. The Audit Committee has not delegated any such pre-approval authority to anyone outside the Audit Committee. Each member of the Audit Committee has the authority to pre-approve non-audit services up to $200,000 to be performed by our independent registered public accountant.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements:

The consolidated financial statements of the Company and its subsidiaries and reports of independent registered public accounting firms listed in Section 8 of the Original Form 10-K, which was filed with the Commission on March 30, 2023.

(2)	Consolidated Financial Statements Schedules:

All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

(3)	Exhibits:
2.1

Order of the Bankruptcy Court, dated September 24, 2019, confirming the Joint Prepackaged Plan of Reorganization of Halcón Resources Corporation, et al, under Chapter 11 of the Bankruptcy Code, together with such Joint Prepackaged Plan of Reorganization (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed September 26, 2019).

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

10.7	*†	Offer Letter with Kristen McWatters dated January 20, 2023

10.8	*	Purchase Agreement, dated March 28, 2023, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto.
10.9	**†	Material Terms of Employment Arrangements between Walter R. Mayer and Battalion Oil Corporation
10.22	†	Form of Nonqualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 31, 2020).
10.23	†	Form of Base Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed January 31, 2020).
10.24	†	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed January 31, 2020).
10.25	†	Form of M&A Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed January 31, 2020).
21.1	*	List of Subsidiaries of Battalion Oil Corporation
31.1	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer
31.1.1	**	Sarbanes Oxley Section 302 certification of Principal Executive Officer
31.2	*	Sarbanes-Oxley Section 302 certification of Principal Financial Officer
31.2.1	**	Sarbanes Oxley Section 302 certification of Principal Financial Officer
32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer
99.1	*	Report of Netherland, Sewell & Associates, Inc.
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Indicates documents previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the SEC on March 30, 2023, which is being amended hereby.
**	Attached hereto.
†	Indicates management contract or compensatory plan or arrangement.

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

BATTALION OIL CORPORATION

Date: April 28, 2023	By:	/s/ Matthew B. Steele
Matthew B. Steele
Chief Executive Officer