Form 10-Q
period 2023-03-31
BATTALION OIL CORP
filed 2023-05-15
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ⌧ No ◻

At May 10, 2023, 16,457,531 shares of the Registrant’s Common Stock were outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, are forward looking statements and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in commodity prices for oil, natural gas and natural gas liquids;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars, which may be subject to inflation caused by labor shortages, supply shortages and increased demand, and other inflationary pressures
●	our ability to secure adequate sour gas treating and/or sour gas take-away capacity, including the ability to put the planned acid gas treatment facility for our Monument Draw area in service in time to handle production volumes and achieve anticipated reductions in the future costs of treating sour gas;
●	drilling and operating risks, including accidents, equipment failures, fires, and leaks of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;
●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;
●	exploration and development risks;
●	our ability to retain key members of senior management, the board of directors and key technical employees;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, such as the conflict between Ukraine and Russia, and acts of terrorism or sabotage;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$54,215	$62,524
Natural gas	2,900	8,881
Natural gas liquids	7,158	10,003
Total oil, natural gas and natural gas liquids sales	64,273	81,408
Other	869	194
Total operating revenues	65,142	81,602

Operating expenses:
Production:
Lease operating	11,691	11,524
Workover and other	1,335	865
Taxes other than income	3,190	4,951
Gathering and other	16,517	15,255
General and administrative	5,137	4,985
Depletion, depreciation and accretion	16,148	10,220
Total operating expenses	54,018	47,800
Income (loss) from operations	11,124	33,802

Other income (expenses):
Net gain (loss) on derivative contracts	19,473	(123,858)
Interest expense and other	(7,786)	(2,688)
Total other income (expenses)	11,687	(126,546)
Income (loss) before income taxes	22,811	(92,744)
Income tax benefit (provision)	—	—
Net income (loss)	$22,811	$(92,744)

Net income (loss) per share of common stock:
Basic	$1.29	$(5.69)
Diluted	$1.28	$(5.69)
Weighted average common shares outstanding:
Basic	16,393	16,303
Diluted	16,535	16,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$23,245	$32,726
Accounts receivable, net	32,456	37,974
Assets from derivative contracts	15,103	16,244
Restricted cash	90	90
Prepaids and other	1,028	1,131
Total current assets	71,922	88,165
Oil and natural gas properties (full cost method):
Evaluated	723,957	713,585
Unevaluated	62,651	62,621
Gross oil and natural gas properties	786,608	776,206
Less - accumulated depletion	(406,603)	(390,796)
Net oil and natural gas properties	380,005	385,410
Other operating property and equipment:
Other operating property and equipment	4,659	4,434
Less - accumulated depreciation	(1,319)	(1,209)
Net other operating property and equipment	3,340	3,225
Other noncurrent assets:
Assets from derivative contracts	5,434	5,379
Operating lease right of use assets	258	352
Other assets	3,023	2,827
Total assets	$463,982	$485,358

Current liabilities:
Accounts payable and accrued liabilities	$58,643	$100,095
Liabilities from derivative contracts	18,008	29,286
Current portion of long-term debt	40,106	35,067
Operating lease liabilities	258	352
Asset retirement obligations	225	225
Total current liabilities	117,240	165,025
Long-term debt, net	174,536	182,676
Other noncurrent liabilities:
Liabilities from derivative contracts	22,838	33,649
Asset retirement obligations	15,441	15,244
Other	3,074	4,136
Commitments and contingencies (Note 9)
Temporary equity:
Series A redeemable convertible preferred stock: 25,000 shares of $.0001	25,033	—
par value authorized, issued and outstanding as of March 31, 2023
Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,456,563 and 16,344,815 shares issued and outstanding as of
March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	332,952	334,571
Retained earnings (accumulated deficit)	(227,134)	(249,945)
Total stockholders' equity	105,820	84,628
Total liabilities, temporary equity and stockholders' equity	$463,982	$485,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2022	16,345	$2	$334,571	$(249,945)	$84,628
Net income (loss)	—	—	—	22,811	22,811
Deemed dividends for Series A preferred stock	—	—	(1,492)	—	(1,492)
Long-term incentive plan vestings	159	—	—	—	—
Tax withholding on vesting of restricted stock units	(47)	—	(454)	—	(454)
Stock-based compensation	—	—	327	—	327
Balances at March 31, 2023	16,457	2	332,952	(227,134)	105,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2021	16,274	$2	$332,187	$(268,484)	$63,705
Net income (loss)	—	—	—	(92,744)	(92,744)
Long-term incentive plan vestings	89	—	—	—	—
Tax withholding on vesting of restricted stock units	(26)	—	(461)	—	(461)
Stock-based compensation and other	—	—	452	—	452
Balances at March 31, 2022	16,337	2	332,178	(361,228)	(29,048)
Net income (loss)	—	—	—	13,047	13,047
Long-term incentive plan vestings	1	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(6)	—	(6)
Stock-based compensation and other	—	—	594	—	594
Balances at June 30, 2022	16,338	2	332,766	(348,181)	(15,413)
Net income (loss)	—	—	—	105,888	105,888
Long-term incentive plan vestings	8	—	—	—	—
Tax withholding on vesting of restricted stock units	(2)	—	(25)	—	(25)
Stock-based compensation and other	—	—	893	—	893
Balances at September 30, 2022	16,344	2	333,634	(242,293)	91,343
Net income (loss)	—	—	—	(7,652)	(7,652)
Long-term incentive plan vestings	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	—	—	—
Stock-based compensation and other	1	—	937	—	937
Balances at December 31, 2022	16,345	$2	$334,571	$(249,945)	$84,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$22,811	$(92,744)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and accretion	16,148	10,220
Stock-based compensation, net	227	384
Unrealized loss (gain) on derivative contracts	(21,004)	91,038
Amortization/accretion of financing related costs	1,798	899
Reorganization items	—	(744)
Accrued settlements on derivative contracts	(555)	12,809
Change in fair value of embedded derivative liability	(1,062)	(2,032)
Other income (expense)	11	—
Change in assets and liabilities:
Accounts receivable	6,928	(5,638)
Prepaids and other	103	98
Accounts payable and accrued liabilities	(26,094)	(2,243)
Net cash provided by (used in) operating activities	(689)	12,047

Cash flows from investing activities:
Oil and natural gas capital expenditures	(28,611)	(15,684)
Proceeds received from sale of oil and natural gas assets	1,189	—
Other operating property and equipment capital expenditures	(269)	—
Other	(5)	(160)
Net cash provided by (used in) investing activities	(27,696)	(15,844)

Cash flows from financing activities:
Repayments of borrowings	(5,017)	(85)
Payment of deferred debt financing costs	—	(379)
Proceeds from issuance of preferred stock	24,375	—
Other	(454)	(461)
Net cash provided by (used in) financing activities	18,904	(925)

Net increase (decrease) in cash, cash equivalents and restricted cash	(9,481)	(4,722)

Cash, cash equivalents and restricted cash at beginning of period	32,816	48,359
Cash, cash equivalents and restricted cash at end of period	$23,335	$43,637

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

These unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. Interim period results are not necessarily indicative of results of operations or cash flows for the full year and accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, has been condensed or omitted. During interim periods, Battalion follows the accounting policies disclosed in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (SEC) on March 30, 2023. Please refer to the notes in the Annual Report on Form 10-K for the year ended December 31, 2022 when reviewing interim financial results. The Company has evaluated events or transactions through the date of issuance of these unaudited condensed consolidated financial statements.

Liquidity and Cash Requirements

The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and continue to access capital, as needed. Our current business estimates and forecasts indicate that we will require additional liquidity to continue our operations and meet our debt requirements for the next 12 months from the issuance of these consolidated financial statements. In response to these events and conditions, we have implemented a plan to reduce operating and capital costs to improve cash flow, including recent reductions in headcount to align with planned drilling activity. The Company also has obtained a support letter from its three largest current related party investors to purchase additional preferred equity securities in an amount up to $20 million to enable the Company to meet its obligations as they become due through at least one year beyond the issuance of these financial statements. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, cost reduction measures, and the commitment from its three largest current investors to purchase up to $20 million in additional preferred equity securities, as needed, it is probable the Company will have sufficient liquidity to fund its operations, meet its continuous drilling clause and debt payment requirements and maintain compliance with our future debt covenants, as described in Note 5, “Debt,” for the next 12 months from the issuance of these consolidated financial statements.

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

Commodity Prices. Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production There remains the potential for demand for

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

oil and natural gas to be adversely impacted by the economic effects of rising interest rates, tightening monetary policies, or other factors. As a consequence, the Company is unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by these or other factors. When commodity prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted to the extent we have not hedged our production, and we may also be required to record non-cash impairment charges as further described in Note 4, Oil and Natural Gas Properties.

For further information regarding the actual and potential impacts of the supply chain issues and the potential impact of declines in commodity prices on the Company, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

	March 31, 2023	December 31, 2022

Cash and cash equivalents	$23,245	$32,726
Restricted cash	90	90
Total cash, cash equivalents and restricted cash	$23,335	$32,816

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At March 31, 2023, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Amended Term Loan Agreement.

Recently Issued Accounting Pronouncements

In the first quarter of 2023, the Company early adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

The “Operating lease right of use assets” outstanding on the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 have an initial lease term of 2.3 years. Payments due under the lease contracts include fixed payments plus, in some instances, variable payments. The table below summarizes the Company’s leases for the three months ended March 31, 2023 and 2022 (in thousands, except term and discount rate):

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended
	March 31,
	2023		2022
Lease cost
Operating lease costs	$98		$98
Short-term lease costs	193		2,108
Variable lease costs	—		—
Total lease costs	$291		$2,206

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$98		$98
Right-of-use assets obtained in exchange for new operating lease liabilities	—		—
Weighted-average remaining lease term - operating leases	0.7	year	1.7	years
Weighted-average discount rate - operating leases	4.29%		4.29%

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space as of March 31, 2023 are presented in the table below (in thousands):

March 31, 2023
Remaining period in 2023	$261
Thereafter	—
Total operating lease payments	261
Less: discount to present value	3
Total operating lease liabilities	258
Less: current operating lease liabilities	258
Noncurrent operating lease liabilities	$—

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

Since the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $29.0 million and $34.0 million as of March 31, 2023 and December 31, 2022, respectively, as “Accounts receivable, net” on the

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

unaudited condensed consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

For additional information regarding our operating revenues, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

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

At March 31, 2023, and March 31, 2022, using first-day-of-the-month average West Texas Intermediate (WTI) crude oil spot prices (adjusted by lease or field for quality, transportation fees, and regional price differentials) and Henry Hub natural gas prices (adjusted by lease or field for energy content, transportation fees, and regional price differentials) for the respective prior 12-month periods, the Company’s net book value of oil and natural gas properties at March 31, 2023 and March 31, 2022, did not exceed the ceiling test value of the Company’s reserves. Oil and natural gas prices utilized for the ceiling test calculations as of March 31, 2023 and March 31, 2022 were $91.38/bbl and $75.28/bbl of oil, respectively and $5.96/MMBtu and $4.09/MMBtu per MMBtu for natural gas, respectively.

Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties to the full cost pool, capital spending, and other factors will determine the Company’s ceiling test calculation and impairment analyses in future periods. Additionally, since oil and natural gas prices are inherently volatile, sustained lower commodity prices over a period of time could result in non-cash impairment charges of our oil and natural gas properties under our full cost ceiling test calculation which would result in a negative impact to our earnings and financial position.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DEBT

As of March 31, 2023 and December 31, 2022, the Company’s debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Term loan credit facility	$230,000	$235,000
Other	291	190
Total debt (Face Value)	230,291	235,190
Less:
Current portion of long-term debt(1)	(40,106)	(35,067)
Other(2)	(15,649)	(17,447)
Long-Term Debt, net	$174,536	$182,676
(1)	Amounts primarily reflect amortization payments under the Amended Term Loan Agreement due within one year.
(2)	Amounts primarily reflect unamortized debt issuance costs of approximately $11.6 million and $13.0 million at March 31, 2023 and December 31, 2022, respectively, but also includes remaining amounts to be accreted associated with the embedded derivative separately presented and further described in Note 6, Fair Value Measurements.

Term Loan Credit Facility

On November 24, 2021, the Company and its wholly owned subsidiary, Halcón Holdings, LLC (Borrower) entered into an Amended and Restated Senior Secured Credit Agreement (Term Loan Agreement) with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. On November 14, 2022, the Company paid approximately $2.4 million and entered into a further Amended Credit Agreement (the “Amended Term Loan Agreement”) with its lenders which modified certain provisions of its original Term Loan Agreement including, but not limited to, its Current Ratio financial covenant, interest rate benchmark, and prepayment premiums, all as further described below.

As of March 31, 2023, we had $230.0 million of indebtedness outstanding and approximately $1.4 million of letters of credit outstanding under the Amended Term Loan Agreement. An additional $3.6 million is available for the issuance of letters of credit. The maturity date of the Amended Term Loan Agreement is November 24, 2025. We have a variable interest rate on our borrowings based on the Secured Overnight Financing Rate (SOFR) plus 0.15% and increased the applicable margin on borrowings by 0.50%, such that borrowings under the Amended Term Loan Agreement bear interest at a rate per annum equal to the SOFR benchmark rate plus 7.65%. The weighted average interest rate on our borrowings for the quarter ended March 31, 2023 was approximately 12.2%.

The Company may elect, at its option, to prepay any borrowing outstanding under the Amended Term Loan Agreement subject to the following prepayment premiums:

Period (after applicable borrowing date(1))	Premium
Months 0 - 12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13 - 24	2.00%
Months 25-26	1.00%
Months 37-48	0.00%
(1)	Applicable borrowing dates are November 2021 for the original $200 million borrowed and April and November 2022 for the $20 million and $15 million in delayed draw borrowings, respectively.

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

The Company is required to make scheduled remaining amortization payments in the aggregate amount of $115.0 million from the fiscal quarter ending June 30, 2023 through the fiscal quarter ending September 30, 2025. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and by the equity interests of the Borrower held by the Company. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Amended Term Loan Agreement also contains certain financial covenants (as defined), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of March 31, 2023 and the last day of each fiscal quarter
●	Total Net Leverage Ratio of not greater than 2.75 to 1.00 as of March 31, 2023, and 2.50 to 1.00 as of each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, each determined as of the last day of any fiscal quarter period, other than as amended in November 2022 to 0.75 to 1.00 as of March 31, 2023, returning to 1.00 to 1.00 for the quarter ended June 30, 2023 and for each fiscal quarter thereafter.

As of March 31, 2023, the Company was in compliance with the financial covenants under the Amended Term Loan Agreement.

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

In conjunction with entering into the original Term Loan Agreement in November 2021, the Company agreed to pay a premium to the lenders upon a future change of control event in which a majority of the board of directors or the Chief Executive Officer or the Chief Financial Officer positions do not remain held by the same persons as before the change of control event (Change of Control Call Option). The premium is reduced over time through the payment of interest and certain fees. The Change of Control Call Option is accounted for as an embedded derivative not clearly and closely related to the host debt instrument. Accordingly, the Company recorded the initial fair value separately on the unaudited condensed consolidated balance sheet within “Other noncurrent liabilities” and records changes in the fair value of the embedded derivative each reporting period in “Interest expense and other” on the unaudited consolidated statements of operations. Refer to Note 6, “Fair Value Measurements,” for a discussion of the valuation approach used, the significant inputs to the valuation, and for a reconciliation of the change in fair value of the Change of Control Call Option.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$20,537	$—	$20,537

Liabilities
Liabilities from commodity-based derivative contracts	$—	$40,846	$—	$40,846

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$21,623	$—	$21,623

Liabilities
Liabilities from commodity-based derivative contracts	$—	$62,935	$—	$62,935

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

Change of Control
Call Option
Balance at December 31, 2022	$4,136
Change in fair value	(1,062)
Balance at March 31, 2023	$3,074

Estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents and restricted cash, accounts receivable, and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of borrowings under the Company’s Amended Term Loan Agreement approximates carrying value because the interest rates approximate current market rates.

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

7. DERIVATIVE AND HEDGING ACTIVITIES

The Company is exposed to commodity price risks relating to its ongoing business operations. In accordance with the Company’s policy and the requirements under the Term Loan Agreement, it generally hedges a substantial, but varying, portion of anticipated oil and natural gas production for future periods. Derivatives are carried at fair value on the unaudited condensed consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the unaudited condensed consolidated statements of operations for the period in which the change occurs. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations. The Company’s hedge policies and objectives may change significantly as its operational profile changes. The Company does not enter into derivative contracts for speculative trading purposes.

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of March 31, 2023, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

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

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

Balance sheet location	March 31, 2023	December 31, 2022	Balance sheet location	March 31, 2023	December 31, 2022
Current assets	$15,103	$16,244	Current liabilities	$(18,008)	$(29,286)
Other noncurrent assets	5,434	5,379	Other noncurrent liabilities	(22,838)	(33,649)
	$20,537	$21,623		$(40,846)	$(62,935)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Location of net gain (loss)	Three Months Ended
	on derivative contracts on	March 31,
Type	Statement of Operations	2023	2022
Commodity derivative contracts:
Unrealized gain (loss)	Other income (expenses)	$21,004	$(91,038)
Realized gain (loss)	Other income (expenses)	(1,531)	(32,820)
Total net gain (loss)		$19,473	$(123,858)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At March 31, 2023, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2023	2024	2025	2026
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	1,748,502	1,805,885	1,195,171	918,741
Weighted average price	$68.69	$63.69	$60.97	$63.58
Basis swap:
Total volumes (Bbls)	1,678,779	1,801,951	1,195,171	918,741
Weighted average price	$0.42	$0.27	$0.15	$(0.02)
WTI NYMEX roll:
Total volumes (Bbls)	1,682,452	1,784,914	1,195,171	918,741
Weighted average price	$0.56	$0.27	$0.11	$(0.03)
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	4,938,380	4,410,134	3,687,113	1,975,283
Weighted average price	$3.71	$3.54	$3.35	$4.00
Two-way collar:
Total volumes (MMBtu)	1,082,869	2,610,639	1,381,321	1,838,812
Weighted average price (call)	$5.21	$5.08	$5.09	$5.24
Weighted average price (put)	$3.76	$3.67	$3.67	$3.63
Basis swap:
Total volumes (MMBtu)	6,021,249	7,020,722	5,049,878	3,814,095
Weighted average price	$(0.88)	$(0.86)	$(0.66)	$(0.77)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at March 31, 2023 and December 31, 2022 (in thousands):

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

Gross Amounts - Consolidated Balance Sheet	$20,537	$21,623	$(40,846)	$(62,935)
Amounts Not Offset - Consolidated Balance Sheet	(16,933)	(20,997)	16,933	20,997
Net Amount	$3,604	$626	$(23,913)	$(41,938)

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations as of December 31, 2022	$15,469
Accretion expense	186
Liabilities incurred during the period	11
Liability for asset retirement obligations as of March 31, 2023	15,666

9. COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2023, the Company has an active drilling rig commitment of approximately $0.3 million that will be incurred through mid-April 2023.

In May 2022, the Company entered into a joint venture agreement to develop a strategic acid gas treatment and carbon sequestration facility and entered into a gas treating agreement. Once the facility is in service, the Company has a minimum volume commitment of 20,000 Mcf per day under the gas treating agreement, with certain rollover rights and start-up flexibility, for an initial term of five years from the in-service date of the facility. Under the gas treating agreement, the Company will pay a treating rate that begins at $1.65/Mcf and varies based on volumes delivered to the facility. At an initial treated volume of 12,000 Mcf/d, the commitment would be approximately $7.3 million for the first 12 months of the agreement. For additional information on this joint venture, see Note 13, Additional Financial Information.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of March 31, 2023, the Company had in place two long-term crude oil contracts and 12 long-term natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Overview. On March 28, 2023, we received $24.4 million in proceeds (net of $0.6 million in original issue discount) from the sale of 25,000 shares of Series A Redeemable Convertible Preferred Stock (the “preferred stock”) in a private placement to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, our largest three existing shareholders (“Holders”). Each of these 3 largest stockholders has

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

an employee that has been elected to and serves on our board of directors, comprised of six members. The issuance of preferred stock was approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock.

For accounting purposes, upon issuance of the preferred stock on March 28, 2023, we recorded $23.5 million ($25 million net of original issue discount and accrued offering costs) as mezzanine equity (temporary equity) on the condensed consolidated balance sheets because it is not mandatorily redeemable but does contain a redemption feature at the option of the preferred holders that is considered not solely within the company’s control. Due to the redeemable nature of the preferred stock as further discussed below, at March 31, 2023, we recorded a non-cash deemed dividend of approximately $1.5 million to increase the carrying value of the preferred stock to its redemption amount of approximately $25 million.

Voting Rights. Holders of preferred stock have no voting rights with respect to the shares of preferred stock.

Dividends. Holders of preferred stock are entitled to receive cumulative dividends at a fixed rate of 14.5% per annum on the Liquidation Preference ($1,000 per share, or $25.0 million, increased for any PIK accruals), compounding and accruing quarterly in arrears. Dividends may be paid in cash or, if not declared and paid in cash, the amount of any such dividend shall automatically accrue (a “PIK Accrual”) at a fixed rate of 16.0% per annum on the Liquidation Preference and be added to the Liquidation Preference. Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. Additionally, while the Company has not declared or paid dividends on its common stock since its inception, holders of preferred stock will be entitled to participate in any dividends or permitted distributions to holders of common stock on an as-converted basis should they occur.

Conversion Features. In addition to the conversion rights noted in “Change of Control” below, Holders of preferred stock may convert their shares into common stock at a conversion ratio (the “Conversion Ratio”) equal to the then applicable Liquidation Preference at the time of conversion divided by the then applicable Conversion Price (initially equal to an 18% premium to the volume weighted average price of common stock for the 20 trading days immediately preceding the closing date). Additionally, the Company has the right, at its option, to convert outstanding shares of preferred stock into common stock at the Conversion Ratio should the Company meet certain calculated valuation metrics which when divided by the number of outstanding shares of common stock equals or exceeds 130% of the Conversion Price.

Redemption Features (Issuer).  The Company has the option to redeem the preferred stock in cash for an amount per share of Preferred Stock equal to (the “Redemption Price”):

●	at any time prior to 120 days following the closing date, 100% of the Liquidation Preference at such time;
●	at any time on or after 120 days following the closing date but prior to the 180 days following the closing date, 102% of the Liquidation Preference at such time;
●	at any time on or after 180 days following the closing date but on or prior to the first anniversary of the closing date, 105% of the Liquidation Preference at such time;
●	at any time after the first anniversary of the closing date but on or prior to the second anniversary of the closing date, 108% of the Liquidation Preference at such time; and
●	at any time after the second anniversary of the closing date, 120% of the Liquidation Preference at such time.

Redemption Features (Change of Control). In the event of a change of control, holders have the right to receive:

●	at any time on or prior to 150 days following the issuance date, and at the election of the Company, a cash payment equal to the Liquidation Preference or equity consideration equal to the 107.5% of the Liquidation Preference, or

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

●	at any time after the one hundred fiftieth (150th) day following the issuance date, the Company shall offer each Holder a cash payment equal to the Redemption Price. Holders shall also have the ability to elect conversion into common stock at the Conversion Ratio. Until (i) a termination of or certain amendments to the Amended Term Loan Agreement or (ii) one year past the maturity date of the Amended Term Loan Agreement, an election of the cash payment option by holders in a change of control scenario is not permitted.

11. STOCKHOLDERS’ EQUITY

Incentive Plans

The Company’s board of directors adopted the 2020 Long-Term Incentive Plan (the Plan), as amended in 2021, in which an aggregate of approximately 1.8 million shares of the Company’s common stock were available for grant pursuant to awards under the Plan. As of March 31, 2023, a maximum of 0.3 million of the Company’s common stock remained reserved for issuance under the Plan. For the three months ended March 31, 2023 and 2022, the Company recognized expense of $0.2 million and $0.4 million, respectively, related to stock-based-compensation awards granted to employees and directors, including grants of stock options and restricted stock. Stock-based compensation expense is recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

Restricted Stock

From time to time, the Company grants shares of restricted stock units (RSUs) under the Plan to employees of the Company. Under the Plan, employee RSUs will vest and convert to shares in equal amounts typically over a three or four year vesting period from the date of the grant, depending on award, or when the performance or market conditions occur as described further described in our Annual Report on Form 10-K for the year ended December 31, 2022.

During the three months ended March 31, 2023, the Company granted less than 0.1 million shares of RSUs at a weighted average grant date fair value of $10.68 per share. At March 31, 2023, the Company had $1.9 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 1 year.

Stock Options

From time to time, the Company has granted stock options under the Plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. Awards granted under the Plan typically vest over a four year period at a rate of one-fourth on the annual anniversary date of the grant and expire seven years from the date of grant. No stock options have been granted during 2022. At March 31, 2023, the Company had less than $0.1 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of less than 1 year.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Basic:
Net income (loss)	$22,811	$(92,744)
Less: Preferred stock dividend	(1,492)	—
Less: Undistributed earnings allocable to preferred shareholders	(120)	—
Net income (loss) available to common stockholders	$21,199	$(92,744)
Weighted average basic number of common shares outstanding - basic	16,393	16,303
Basic net income (loss) per share of common stock	$1.29	$(5.69)

Diluted:
Net income (loss) available to common stockholders - basic	$21,199	$(92,744)
Reallocation of undistributed earnings	1	—
Net income (loss) available to common stockholders - diluted	$21,200	$(92,744)

Weighted average basic number of common shares outstanding - basic	16,393	16,303
Common stock equivalent shares representing shares issuable upon:
Exercise of warrants and stock options	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	142	Anti-dilutive
Weighted average diluted number of common shares outstanding - diluted	16,535	16,303
Diluted net income (loss) per share of common stock	$1.28	$(5.69)

We compute earnings per share in accordance with ASC Topic 260, Earnings per Share ("ASC 260"), which requires earnings per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method which allocates earnings for the reporting period between common shareholders and other security holders based on their respective participation rights in undistributed earnings. Diluted EPS was calculated using the two-class method, as this computation was more dilutive than the calculation using the if-converted method. For additional information on our Series A redeemable convertible preferred stock, which is considered a participating security, see Note 10.

For the three months ended March 31, 2023, common stock equivalents, including options and restricted stock units, totaling 0.5 million were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the three months ended March 31, 2022, common stock equivalents, including warrants, options and restricted stock units, totaling 7.7 million (including 6.9 million warrants which expired in October 2022) were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the Company’s net loss in that period.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$28,734	$33,980
Joint interest accounts	1,694	3,201
Other	2,028	793
	$32,456	$37,974
Prepaids and other:
Prepaids	$673	$715
Funds in escrow	342	341
Other	13	75
	$1,028	$1,131
Other assets (Non-current):
Investment in unconsolidated affiliate(1)	$1,519	$1,561
Oil, natural gas and natural gas liquids revenues	233	—
Funds in escrow	532	527
Other	739	739
	$3,023	$2,827
Accounts payable and accrued liabilities:
Trade payables	$23,234	$42,919
Accrued oil and natural gas capital costs	2,570	19,911
Revenues and royalties payable	23,569	26,759
Accrued interest expense	80	160
Accrued employee compensation	1,401	2,300
Accrued lease operating expenses	7,779	8,005
Other	10	41
	$58,643	$100,095

(1)	In May 2022, we entered into a joint venture with Caracara Services, LLC (“Caracara”) to develop an acid gas treatment facility to remove hydrogen sulfide and carbon dioxide from our produced natural gas. Caracara will provide all necessary capital for the construction of the treatment facility. We contributed certain full cost pool assets to the related party joint venture in a non-cash exchange for a retained 5% equity interest in BAT, an unconsolidated subsidiary. For accounting purposes, since we do not control the key activities (e.g. operating and maintaining the facility) which most significantly impact economic performance nor do we have the obligation to absorb losses or the right to receive benefits that could potentially be significant, we are not the primary beneficiary of BAT. Accordingly, we account for our investment in BAT (a related party) using the equity method of accounting based on our ability to exercise significant influence, but not control, over the key activities of the joint venture. For more information related to this joint venture, see Note 9, Commitments and Contingencies.
(2)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three months ended March 31, 2023 and 2022 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Recent Developments

Preferred Stock Equity Issuance. On March 28, 2023, we sold, in a private placement, an aggregate of 25,000 shares of Series A Convertible Preferred Stock (the “preferred stock”) to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, who represent our largest three existing shareholders. We received $24.4 million in proceeds, net of $0.6 million in original issue discount. The issuance of preferred stock was approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock.  Holders have no voting rights with respect to the shares of preferred stock. The preferred stock is entitled to annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued (“PIK accrual”) at a fixed rate of 16.0% annually at the option of the Company. Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. PIK dividends will be cumulative, compound and accrue quarterly in arrears and will be added to the Liquidation Preference.

Shares of preferred stock are convertible, subject to conversion ratios and prices stipulated in the agreement, at any time by the holders and by Battalion after meeting certain other agreement requirements. Battalion also has the right to redeem the preferred stock in cash at an amount equal to between 100-120% of the Liquidation Preference

($1,000 per share, or $25.0 million, increased for any PIK accruals) determined according to the redemption date. Additionally, in the event of a change of control, holders have the right to receive, (i) at any time on or prior to 150 days following the closing date, and at the election of the Company, a cash payment equal to the Liquidation Preference or equity consideration equal to the 107.5% of the Liquidation Preference, or (ii) at any time after 150 days following the closing date, a cash payment equal to between 100-120% of the Liquidation Preference determined by the redemption date or conversion into common stock. Until (i) a termination of or certain amendments to the Amended Term Loan Agreement or (ii) one year past the maturity date of the Amended Term Loan Agreement, an election of the cash payment option by holders in a change of control scenario is not permitted. For additional information, see Note 10, Redeemable Convertible Preferred Stock.

H2S Treating Joint Venture. In May 2022, we entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility (the “Facility”) in Winkler County, Texas. The joint venture, operating as Brazos Amine Treater, LLC (“BAT”), has also entered into a Gas Treating Agreement (“GTA”) with us for gas production from our Monument Draw area. In exchange for contributing to the joint venture a wellbore with an approved permit for the injection of acid gas and surface land, we retained a 5% equity interest in BAT, an unconsolidated subsidiary. Caracara provided all necessary capital for the construction of the Facility, which is expected to have an initial capacity of approximately 30 MMcf per day, and a design capacity to treat up to 10% combined concentrations for H2S and CO2. The Company has begun testing procedures and initial processing for its previously announced AGI project.

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

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. As of March 31, 2023, we had $23.2 million of cash and cash equivalents, and no additional borrowing capacity under the Amended Term Loan.

In November 2022, we were required to seek an amendment to our Term Loan to alleviate Current Ratio covenant compliance requirements through the first quarter of 2023 as a result of reduced commodity prices, higher interest rates, and the high capital costs experienced in our 2022 drilling program, which are by nature difficult to predict and subject to factors outside the Company’s control. In 2023, commodity prices, cost conditions and interest rates continued to deteriorate, which further constrained our liquidity. As a result, we projected near-term future covenant (Current Ratio) breaches beginning with the first quarter of 2023, coupled with inadequate liquidity resources available to fully fund all of our upcoming obligations, including debt repayments and interest, capital expenditures and operating costs. In the absence of additional liquidity from other sources with agreeable economic terms, we obtained $24.4 million of additional preferred equity funding from our three largest existing shareholders.

Changes to our current business estimates and forecasts, based primarily on recent reductions in commodity prices and modifications to our planned drilling schedule to achieve better overall well economics, indicate that we will require additional liquidity to continue our operations and meet our debt requirements for the next 12 months from the issuance of these consolidated financial statements. In response to these events and conditions, we have implemented a plan to reduce operating and capital costs to improve cash flow, including a reduction in headcount in April 2023 to align with planned drilling activity. The Company also has obtained a support letter from its three largest current investors to purchase additional preferred equity securities in an amount up to $20 million to enable the Company to meet its obligations as they become due through at least one year beyond the issuance of these financial statements. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, cost reduction measures, and the commitment from its three largest current investors to purchase up to $20 million in additional preferred equity securities, as needed, it is probable the Company will have sufficient liquidity to fund its operations, meet its debt requirements and maintain compliance with our future debt covenants as described in Note 5, “Debt,” for the next 12 months from the issuance of these consolidated financial statements.  We will, however, continue to pursue alternative liquidity sources which could include entering into other financing arrangements (e.g. future equity raises), a sale of a portion of our non-core assets, seeking capital partners for our drilling program, pursuing strategic merger opportunities or joint ventures, or pursuing additional general and administrative or other cost reduction opportunities. The Company’s estimates and forecasts are based upon assumptions that may prove to be incorrect due to many factors that are currently unknown, such as prevailing economic conditions, many of  which are beyond our control. In the event the assumptions underlying our estimates and forecasts prove to be incorrect, our operating plans, capital requirements, and covenant compliance may be adversely impacted.

We continuously monitor changes in market conditions and will continue to adapt our operational and capital plans as necessary to strive to maintain sufficient liquidity, meet our drilling requirements, and selectively develop or expand our acreage position, while meeting our debt obligations and maintaining compliance with our restrictive covenants.  The Company has been, and continues to, explore strategic transactions to address these concerns, while also looking at opportunities to significantly reduce expenses in the near term. In this regard, the Company has considered whether it is advisable to continue to bear the ongoing costs of the listing of its common stock on the NYSE American and of being a reporting Company under the Securities Exchange Act of 1934. The Company believes that it currently qualifies to suspend these obligations should it elect to do so. While such a determination has not yet been made, the Company expects that the cost savings, particularly over the longer term, would be significant. Accordingly, the Company will continue to consider the matter while it simultaneously pursues strategic and financial alternatives that may render it unnecessary. However, there can be no assurance that, absent additional capital, reducing costs or other material favorable developments, the company will not experience liquidity and covenant compliance issues in the future.

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

Additionally, particularly in periods of increasing commodity prices, we continue to be at risk to supply chain issues, including, but not limited to, labor shortages, pipe restrictions and potential delays in obtaining frac and/or drilling related equipment that could impact our business. During these periods, the costs and delivery times of rigs, equipment and supplies may also be substantially greater. The unavailability or high cost of drilling rigs and/or frac crews, pressure pumping equipment, tubulars and other supplies, and of qualified personnel can materially and adversely affect our operations and profitability.

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

On November 14, 2022, the Company paid approximately $2.4 million and entered into a further Amended Credit Agreement (the “Amended Term Loan Agreement”) with its lenders which modified certain provisions of its original Term Loan Agreement including, but not limited to, its Current Ratio financial covenant, interest rate benchmark, and prepayment premiums, all as further described below.

As of March 31, 2023, we had $230.0 million of indebtedness outstanding and approximately $1.4 million of letters of credit outstanding under the Amended Term Loan Agreement. An additional $3.6 million is available for the issuance of letters of credit. The maturity date of the Amended Term Loan Agreement is November 24, 2025.We have a variable interest rate on our borrowings based on the Secured Overnight Financing Rate (SOFR) plus 0.15% and increased the applicable margin on borrowings by 0.50%, such that borrowings under the Amended Term Loan Agreement bear interest at a rate per annum equal to the SOFR benchmark rate plus 7.65%. The weighted average interest rate on our borrowings for the quarter ended March 31, 2023 was approximately 12.2%.

Our Amended Term Loan Agreement contains a mandatory repayment schedule ($10 million due at the end of each of the second, third, and fourth quarter in 2023 and first quarter of 2024, $12.5 million at the end of the quarter ended June 30, 2024, and in the aggregate, $115.0 million due from the fiscal quarter ending June 30, 2023 through the fiscal quarter ending September 30, 2025). Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and all of the equity interests of the Borrower held by us. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Company may elect, at its option, to prepay any borrowing outstanding under the Amended Term Loan Agreement subject to the following prepayment premiums:

Period (after applicable borrowing date(1))	Premium
Months 0 - 12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13 - 24	2.00%
Months 25-26	1.00%
Months 37-48	0.00%
(1)	Applicable borrowing dates are November 2021 for the original $200 million borrowed and April and November 2022 for the $20 million and $15 million in delayed draw borrowings, respectively.

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

The Amended Term Loan Agreement also contains certain financial covenants (as defined), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of March 31, 2023 and each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 2.75 to 1.00 as of March 31, 2023, and 2.50 to 1.00 as of each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, of 0.75 to 1.00 as of March 31, 2023, returning to 1.00 to 1.00 for the quarter ended June 30, 2023 and for each fiscal quarter thereafter.

As of March 31, 2023, the Company was in compliance with the financial covenants under the Term Loan Agreement.

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

Cash Flow

Net increase (decrease) in cash and cash equivalents is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Cash flows provided by (used in) operating activities	$(689)	$12,047
Cash flows provided by (used in) investing activities	(27,696)	(15,844)
Cash flows provided by (used in) financing activities	18,904	(925)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,481)	$(4,722)

Operating Activities. Net cash flows used in operating activities and net cash flows provided by operating activities for the three months ended March 31, 2023 and 2022, respectively were $0.7 million and $12.0 million. Items impacting operating cash flows were (i) lower total operating revenues resulting from an approximate $17.18 per Boe decrease in average realized prices (excluding the impact of hedging arrangements) for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, partially offset by increased production in 2023 and the impact of settled derivative contracts period over period, (ii) increased operating and interest costs in 2023 and (iii) changes in working capital.

Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2023 and 2022 were approximately $27.7 million and $15.8 million, respectively.

During the three months ended March 31, 2023, we spent $28.6 million on oil and natural gas capital expenditures, of which $25.7 million related to drilling and completion costs and $2.4 million related to the development of our treating equipment and gathering support infrastructure. During the first quarter of 2023, our cash capital expenditures included amounts related to the drilling and completion activities that occurred in the fourth quarter of 2022. In the first quarter of 2023, we ran one operated rig in the Delaware Basin and completed and put online one operated well. We also received $1.2 million in proceeds from the sale of oil and natural gas assets that were deemed to be unnecessary for future operations.

During the three months ended March 31, 2022, we spent $15.7 million on oil and natural gas capital expenditures, of which $12.9 million related to drilling and completion costs and $1.7 million related to the development of our treating equipment and gathering support infrastructure. Cash capital expenditures in the first quarter of 2022 reflect last bringing new producing wells online in June 2021. During the three months ended March 31, 2022, we drilled and cased 3.0 gross (3.0 net) operated wells, completed zero gross and net operated wells, and put online zero gross and net operated wells.

Financing Activities. Net cash flows provided by (used in) financing activities for the three months ended March 31, 2023 and 2022 were $18.9 million and $(0.9) million, respectively. During the three months ended March 31, 2023, we received $24.4 million from our Series A preferred stock equity issuance and repaid $5.0 million under our Amended Term Loan Agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations

We reported a net income of $22.8 million and a net loss of $92.7 million for the three months ended March 31, 2023 and 2022, respectively. The table included below sets forth financial information for the periods presented.

	Three Months Ended
	March 31,
In thousands (except per unit and per Boe amounts)	2023	2022
Net income (loss)	$22,811	$(92,744)
Operating revenues:
Oil	54,215	62,524
Natural gas	2,900	8,881
Natural gas liquids	7,158	10,003
Other	869	194
Operating expenses:
Production:
Lease operating	11,691	11,524
Workover and other	1,335	865
Taxes other than income	3,190	4,951
Gathering and other	16,517	15,255
General and administrative:
General and administrative	4,910	4,601
Stock-based compensation	227	384
Depletion, depreciation and accretion:
Depletion – Full cost	15,807	10,067
Depreciation – Other	155	44
Accretion expense	186	109
Other income (expenses):
Net gain (loss) on derivative contracts	19,473	(123,858)
Interest expense and other	(7,786)	(2,688)

Production:
Oil – MBbls	730	670
Natural Gas - MMcf	2,407	2,315
Natural gas liquids – MBbls	327	273
Total MBoe(1)	1,458	1,329
Average daily production – Boe(1)	16,200	14,767

Average price per unit (2):
Oil price - Bbl	$74.27	$93.32
Natural gas price - Mcf	1.20	3.84
Natural gas liquids price - Bbl	21.89	36.64
Total per Boe(1)	44.08	61.26

Average cost per Boe:
Production:
Lease operating	$8.02	$8.67
Workover and other	0.92	0.65
Taxes other than income	2.19	3.73
Gathering and other	11.33	11.48
General and administrative:
General and administrative	3.37	3.46
Stock-based compensation	0.16	0.29
Depletion	10.84	7.57
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and natural gas liquids revenues were $64.3 million and $81.4 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in revenues is primarily attributable to a decrease in our average realized prices partially offset by higher production volumes in 2023 compared to 2022. Average realized prices (excluding the effects of hedging arrangements) decreased approximately $17.18 per Boe for the three months ended March 31, 2023 when compared with the same periods in 2022. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Production averaged 16,200 Boe/d and 14,767 Boe/d for the three months ended March 31, 2023 and 2022, respectively. Production was higher in the first quarter of 2023 compared with the same period in 2022 due largely to putting additional operated wells online in 2022 partially offset by natural production declines on our existing producing wells.

Lease Operating Expenses. Lease operating expenses were $11.7 million and $11.5 million for the three months ended March 31, 2023 and 2022, respectively. On a per unit basis, lease operating expenses were $8.02 per Boe and $8.67 per Boe for the three months ended March 31, 2023 and 2022, respectively. The increase in lease operating expenses in 2023 results primarily from an inflationary market increase in maintenance, power, and chemical costs, while the per unit cost decreased due to the increase in average production as fixed costs represent a large portion of our lease operating expenses.

Workover and Other Expenses. Workover and other expenses were $1.3 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. On a per unit basis, workover and other expenses were $0.92 per Boe and $0.65 per Boe for the three months ended March 31, 2023 and 2022, respectively. The increased workover and other expenses in 2023 relate to more significant workover projects undertaken in the current period as well as inflationary and market increases in service and material costs in 2023.

Taxes Other than Income. Taxes other than income were $3.2 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively. Severance taxes are based on realized prices and volumes at the wellhead, while ad valorem taxes are tied to the annual valuation of our properties. As revenues or volumes from oil and natural gas sales increase or decrease, severance taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.19 per Boe and $3.73 per Boe for the three months ended March 31, 2023 and 2022, respectively, largely driven by the reduced commodity pricing experienced in 2023.

Gathering and Other Expenses. Gathering and other expenses were $16.5 million and $15.3 million for the three months ended March 31, 2023 and 2022, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes, either through our own hydrogen sulfide treating plant or through third parties. For the quarter ended March 31 2023, our natural gas production volumes were relatively flat compared to the same period in 2022; however, increased production of higher acid natural gas in our Monument Draw area in 2023 requiring H2S treatment contributed to higher gathering and other expenses compared to 2022.

General and Administrative Expense. General and administrative expense was $4.9 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase in general and administrative expense for the quarter ended March 31, 2023 compared with 2022 is primarily associated with an increase in professional fees partially offset by a decrease in payroll and benefits. On a per unit basis; however, general and administrative expenses were $3.37 per Boe and $3.46 per Boe for the three months ended March 31, 2023 and 2022, respectively, due to the increase in production volumes.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $15.8 million and $10.1 million for the three months ended March 31,

2023 and 2022, respectively. On a per unit basis, depletion expense was $10.84 per Boe and $7.57 per Boe for the three months ended March 31, 2023 and 2022, respectively. The increase in our depletion rate is primarily due to increased future development costs (tied to market and inflationary increases) associated with proved reserve additions relative to the change in proved reserves.

Net gain (loss) on derivative contracts. We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil, natural gas and natural gas liquids production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations. For the three months ended March 31, 2023, we recorded a net derivative gain of $19.5 million ($21.0 million net gain on unsettled contracts and $1.5 million net realized loss on settled contracts). For the three months ended March 31, 2022, we recorded a net derivative loss of $123.9 million ($91.1 million net loss on unsettled contracts and $32.8 million net realized loss on settled contracts). At March 31, 2023, we had a $20.5 million derivative asset ($15.1 million current) and a $40.8 million derivative liability ($18.0 million current).

Interest Expense and Other. Interest expense and other was $7.8 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. Interest expense and other primarily increased in the current period due to $35.0 million of additional borrowings in April and November of 2022, increased interest rates, and amortization/accretion of financing related costs since November 2022 associated with our Amended Term Loan Agreement. Our weighted average interest rate was approximately 12.2% for the quarter ended March 31, 2023. For the second quarter of 2023, our interest rate will be approximately 12.5% on outstanding borrowings.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of March 31, 2023, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, “Derivative and Hedging Activities,” for more details.

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

At March 31, 2023, the principal amount of our term loan debt was $230.0 million, of which substantially all bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At March 31, 2023, the weighted average interest rate on our variable rate debt was 12.5% per year. If the balance of our variable interest rate debt at March 31, 2023 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.9 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2023. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our acquisition of shares of common stock for the periods presented.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2023	1,000	$11.67	—	—
February 2023	43,489	9.77	—	—
March 2023	2,594	6.65	—	—

(1)	All of the shares were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock units. The acquisition of the surrendered shares was not part of a publicly announced program to repurchase shares of our common stock.

On March 24, 2023, Battalion Oil Corporation entered into a purchase agreement to sell, in a private placement, an aggregate of 25,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) as further described in Part II, Item 9B. Other Information in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed on March 30, 2023.

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

3.1

Amended and Restated Certificate of Incorporation of Battalion Oil Corporation dated October 8, 2019, as amended by the Certificate of Amendment, dated January 21, 2020 (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed March 25, 2020).

3.1.1

Certificate of Designations of Series A Redeemable Convertible Preferred Stock dated effective March 24, 2023 (Incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed March 30, 2023).

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

10.2

Purchase Agreement, dated March 28, 2023, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed March 30, 2023).

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

BATTALION OIL CORPORATION

May 15, 2023	By:	/s/ MATTHEW B. STEELE
		Name:	Matthew B. Steele
		Title:	Chief Executive Officer

May 15, 2023	By:	/s/ KRISTEN MCWATTERS
		Name:	Kristen McWatters
		Title:	Executive Vice President, Chief Financial Officer and Treasurer