Form 10-Q
period 2023-06-30
BATTALION OIL CORP
filed 2023-08-21
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ⌧ No ◻

At August 17, 2023, 16,456,563 shares of the Registrant’s Common Stock were outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, are forward looking statements and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in prices for oil, natural gas and natural gas liquids;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars, which may be subject to inflation caused by labor shortages, supply shortages and increased demand, and other inflationary pressures
●	our ability to secure adequate sour gas treating and/or sour gas take-away capacity, including the acid gas treatment facility for our Monument Draw area to handle production volumes and achieve anticipated reductions in the future costs of treating sour gas;
●	drilling and operating risks, including accidents, equipment failures, fires, and leaks of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;
●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;
●	exploration and development risks;
●	our ability to retain key members of senior management, the board of directors and key technical employees;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, such as the conflict between Ukraine and Russia, and acts of terrorism or sabotage;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$46,168	$73,944	$100,383	$136,468
Natural gas	2,060	14,759	4,960	23,640
Natural gas liquids	5,657	12,587	12,815	22,590
Total oil, natural gas and natural gas liquids sales	53,885	101,290	118,158	182,698
Other	387	221	1,256	415
Total operating revenues	54,272	101,511	119,414	183,113

Operating expenses:
Production:
Lease operating	11,365	11,909	23,056	23,433
Workover and other	2,634	1,383	3,969	2,248
Taxes other than income	3,180	5,372	6,370	10,323
Gathering and other	16,828	15,869	33,345	31,124
General and administrative	5,243	4,588	10,380	9,573
Depletion, depreciation and accretion	14,713	12,601	30,861	22,821
Total operating expenses	53,963	51,722	107,981	99,522
Income (loss) from operations	309	49,789	11,433	83,591

Other income (expenses):
Net gain (loss) on derivative contracts	4,473	(31,910)	23,946	(155,768)
Interest expense and other	(9,530)	(4,832)	(17,316)	(7,520)
Total other income (expenses)	(5,057)	(36,742)	6,630	(163,288)
Income (loss) before income taxes	(4,748)	13,047	18,063	(79,697)
Income tax benefit (provision)	—	—	—	—
Net income (loss)	$(4,748)	$13,047	$18,063	$(79,697)

Net income (loss) per share of common stock:
Basic	$(0.35)	$0.80	$0.87	$(4.88)
Diluted	$(0.35)	$0.79	$0.86	$(4.88)
Weighted average common shares outstanding:
Basic	16,457	16,338	16,425	16,320
Diluted	16,457	16,510	16,520	16,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$18,514	$32,726
Accounts receivable, net	23,518	37,974
Assets from derivative contracts	9,611	16,244
Restricted cash	90	90
Prepaids and other	1,049	1,131
Total current assets	52,782	88,165
Oil and natural gas properties (full cost method):
Evaluated	727,347	713,585
Unevaluated	62,649	62,621
Gross oil and natural gas properties	789,996	776,206
Less - accumulated depletion	(420,964)	(390,796)
Net oil and natural gas properties	369,032	385,410
Other operating property and equipment:
Other operating property and equipment	4,674	4,434
Less - accumulated depreciation	(1,486)	(1,209)
Net other operating property and equipment	3,188	3,225
Other noncurrent assets:
Assets from derivative contracts	5,299	5,379
Operating lease right of use assets	162	352
Other assets	2,778	2,827
Total assets	$433,241	$485,358

Current liabilities:
Accounts payable and accrued liabilities	$48,897	$100,095
Liabilities from derivative contracts	15,480	29,286
Current portion of long-term debt	42,606	35,067
Operating lease liabilities	162	352
Asset retirement obligations	111	225
Total current liabilities	107,256	165,025
Long-term debt, net	164,055	182,676
Other noncurrent liabilities:
Liabilities from derivative contracts	17,406	33,649
Asset retirement obligations	15,741	15,244
Other	3,432	4,136
Commitments and contingencies (Note 9)
Temporary equity:
Series A redeemable convertible preferred stock: 25,000 shares of $.0001	26,030	—
par value authorized, issued and outstanding as of June 30, 2023
Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,456,563 and 16,344,815 shares issued and outstanding as of
June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	331,201	334,571
Retained earnings (accumulated deficit)	(231,882)	(249,945)
Total stockholders' equity	99,321	84,628
Total liabilities, temporary equity and stockholders' equity	$433,241	$485,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2022	16,345	$2	$334,571	$(249,945)	$84,628
Net income (loss)	—	—	—	22,811	22,811
Deemed dividends for Series A preferred stock	—	—	(1,492)	—	(1,492)
Long-term incentive plan vestings	159	—	—	—	—
Tax withholding on vesting of restricted stock units	(47)	—	(454)	—	(454)
Stock-based compensation	—	—	327	—	327
Balances at March 31, 2023	16,457	2	332,952	(227,134)	105,820
Net income (loss)	—	—	—	(4,748)	(4,748)
Deemed dividends for Series A preferred stock	—	—	(997)	—	(997)
Stock-based compensation	—	—	(754)	—	(754)
Balances at June 30, 2023	16,457	2	331,201	(231,882)	99,321

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

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$18,063	$(79,697)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion, depreciation and accretion	30,861	22,821
Stock-based compensation, net	(545)	857
Unrealized loss (gain) on derivative contracts	(23,336)	78,201
Amortization/accretion of financing related costs	3,843	1,807
Reorganization items	—	(744)
Accrued settlements on derivative contracts	(929)	14,652
Change in fair value of embedded derivative liability	(704)	(2,595)
Other income (expense)	53	(96)
Change in assets and liabilities:
Accounts receivable	15,965	(12,596)
Prepaids and other	81	438
Accounts payable and accrued liabilities	(34,703)	5,285
Net cash provided by (used in) operating activities	8,649	28,333

Cash flows from investing activities:
Oil and natural gas capital expenditures	(32,633)	(51,377)
Proceeds received from sale of oil and natural gas assets	1,189	—
Other operating property and equipment capital expenditures	(284)	(705)
Proceeds received from sale of other operating property and equipment	—	96
Other	(11)	—
Net cash provided by (used in) investing activities	(31,739)	(51,986)

Cash flows from financing activities:
Proceeds from borrowings	—	20,000
Repayments of borrowings	(15,043)	(85)
Payment of deferred debt financing costs	—	(379)
Proceeds from issuance of preferred stock	24,375	—
Other	(454)	(467)
Net cash provided by (used in) financing activities	8,878	19,069

Net increase (decrease) in cash, cash equivalents and restricted cash	(14,212)	(4,584)

Cash, cash equivalents and restricted cash at beginning of period	32,816	48,359
Cash, cash equivalents and restricted cash at end of period	$18,604	$43,775

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

Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and continue to access capital, as needed. Our current business estimates and forecasts indicate that we will require additional liquidity to continue our operations and meet our debt covenant requirements for the next 12 months from the issuance of these condensed consolidated financial statements. In response to these events and conditions, we have continued to execute on a plan to reduce operating and capital costs to improve cash flow, including recent reductions in headcount to align with planned drilling activity. The Company also has obtained a support letter from its three largest current related party investors to purchase additional preferred equity securities in an amount up to $38 million. The Company has provided notice to the investors of its intent to draw the $38 million in the third quarter of 2023 to enable the Company to meet its obligations as they become due through at least one year beyond the issuance of these financial statements. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, cost reduction measures, and the additional $38 million in additional preferred equity expected to close in the third quarter of 2023, it is probable the Company will have sufficient liquidity to fund its operations, meet its continuous drilling obligations and debt payment requirements and maintain compliance with our future debt covenants, as described in Note 5, “Debt,” for the next 12 months from the issuance of these condensed consolidated financial statements.

Risk and Uncertainties

Supply chain issues. In periods of increasing commodity prices, the Company is at risk for supply chain issues, including, but not limited to, labor shortages, pipe restrictions and potential delays in obtaining frac and/or drilling related equipment that could impact our business. During these periods, the costs and delivery times of rigs, equipment and supplies may also be substantially greater. The unavailability or high cost of drilling rigs and/or frac crews, pressure pumping equipment, tubulars and other supplies, and of qualified personnel can materially and adversely affect our operations and profitability.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Commodity Prices. Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Demand for oil and natural gas may be adversely impacted by macro-economic events, such as economic effects of rising interest rates, tightening monetary policies, as well as the price and availability of alternatives or other factors, while supply fluctuates based on controls imposed by oil exporting countries, social, labor and political unrest, armed conflict, terrorist attacks, weather conditions and other factors. As a consequence, the Company is unable to predict whether oil and natural gas prices will remain at current levels or will be adversely impacted by these or other factors. When commodity prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted to the extent we have not hedged our production, and we may also be required to record non-cash impairment charges as further described in Note 4, “Oil and Natural Gas Properties”.

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

	June 30, 2023	December 31, 2022

Cash and cash equivalents	$18,514	$32,726
Restricted cash	90	90
Total cash, cash equivalents and restricted cash	$18,604	$32,816

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At June 30, 2023, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Amended Term Loan Agreement.

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

The “Operating lease right of use assets” outstanding on the unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 have an initial lease term of 2.3 years. Payments due under the lease contracts include fixed payments plus, in some instances, variable payments. The table below summarizes the Company’s leases for the six months ended June 30, 2023 and 2022 (in thousands, except term and discount rate):

	Six Months Ended
	June 30,
	2023		2022
Lease cost
Operating lease costs	$196		$196
Short-term lease costs	375		4,003
Variable lease costs	—		—
Total lease costs	$571		$4,199

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$196		$196
Right-of-use assets obtained in exchange for new operating lease liabilities	—		—
Weighted-average remaining lease term - operating leases	0.4	years	1.4	years
Weighted-average discount rate - operating leases	4.29%		4.29%

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space as of June 30, 2023 are presented in the table below (in thousands):

June 30, 2023
Remaining period in 2023	$163
Thereafter	—
Total operating lease payments	163
Less: discount to present value	1
Total operating lease liabilities	162
Less: current operating lease liabilities	162
Noncurrent operating lease liabilities	$—

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Since the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $19.9 million and $34.0 million as of June 30, 2023 and December 31, 2022, respectively, as “Accounts receivable, net” on the unaudited condensed consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

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

At June 30, 2023, and June 30, 2022, using first-day-of-the-month average West Texas Intermediate (WTI) crude oil spot prices and Henry Hub natural gas prices for the respective prior 12-month periods, the Company’s net book value of oil and natural gas properties at June 30, 2023 and June 30, 2022, did not exceed the ceiling test value of the Company’s reserves. Oil and natural gas prices utilized for the ceiling test calculations as of June 30, 2023 and June 30, 2022 were $83.23/bbl and $85.82/bbl of oil, respectively and $4.76/MMBtu and $5.13/MMBtu per MMBtu for natural gas, respectively.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DEBT

As of June 30, 2023 and December 31, 2022, the Company’s debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Term loan credit facility	$220,000	$235,000
Other	265	190
Total debt (Face Value)	220,265	235,190
Less:
Current portion of long-term debt(1)	(42,606)	(35,067)
Other(2)	(13,604)	(17,447)
Long-Term Debt, net	$164,055	$182,676
(1)	Amounts primarily reflect amortization payments under the Amended Term Loan Agreement due within one year.
(2)	Amounts primarily reflect unamortized debt issuance costs of approximately $9.9 million and $13.0 million at June 30, 2023 and December 31, 2022, respectively, but also includes remaining amounts to be accreted associated with the embedded derivative separately presented and further described in Note 6, “Fair Value Measurements”.

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

As of June 30, 2023, we had $220.3 million of indebtedness outstanding and approximately $1.4 million of letters of credit outstanding under the Amended Term Loan Agreement. Subsequent to June 30, 2023, the letters of credit were cancelled. We currently have $5.0 million available for the issuance of letters of credit. The maturity date of the Amended Term Loan Agreement is November 24, 2025. We have a variable interest rate on our borrowings based on the Secured Overnight Financing Rate (SOFR) plus 0.15% and increased the applicable margin on borrowings by 0.50%, such that borrowings under the Amended Term Loan Agreement bear interest at a rate per annum equal to the SOFR benchmark rate plus 7.65%. The weighted average interest rate on our borrowings for the quarter ended June 30, 2023 was approximately 12.6%.

The Company may elect, at its option, to prepay any borrowing outstanding under the Amended Term Loan Agreement subject to the following prepayment premiums:

Period (after applicable borrowing date(1))	Premium
Months 0-12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13-24	2.00%
Months 25-36	1.00%
Months 37-48	0.00%
(1)	Applicable borrowing dates are November 2021 for the original $200 million borrowed and April and November 2022 for the $20 million and $15 million in delayed draw borrowings, respectively.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company may be required to make mandatory prepayments under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, the Company is required to make mandatory prepayments when the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted capital expenditures for the succeeding fiscal quarter on the approved plan of development (“APOD”) wells (i.e. oil and gas wells located within a specified boundary as set by our Amended Term Loan Agreement) are excluded for purposes of determining the Consolidated Cash Balance.

The Company is required to make scheduled remaining amortization payments in the aggregate amount of $105.0 million from the fiscal quarter ending September 30, 2023 through the fiscal quarter ending September 30, 2025. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and by the equity interests of the Borrower held by the Company. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Amended Term Loan Agreement also contains certain financial covenants (as defined), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of June 30, 2023 and the last day of each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 2.50 to 1.00 as of June 30, 2023, and each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, as of June 30, 2023 and for each fiscal quarter thereafter.

As of June 30, 2023, the Company was in compliance with the financial covenants under the Amended Term Loan Agreement.

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

In conjunction with entering into the original Term Loan Agreement in November 2021, the Company agreed to pay a premium to the lenders upon a future change of control event in which a majority of the board of directors or the Chief Executive Officer or the Principal Financial Officer positions do not remain held by the same persons as before the change of control event (Change of Control Call Option). The premium is reduced over time through the payment of interest and certain fees. The Change of Control Call Option is accounted for as an embedded derivative not clearly and closely related to the host debt instrument. Accordingly, the Company recorded the initial fair value separately on the unaudited condensed consolidated balance sheet within “Other noncurrent liabilities” and records changes in the fair value of the embedded derivative each reporting period in “Interest expense and other” on the unaudited consolidated statements of operations. Refer to Note 6, “Fair Value Measurements,” for a discussion of the valuation approach used,

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the significant inputs to the valuation, and for a reconciliation of the change in fair value of the Change of Control Call Option.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$14,910	$—	$14,910

Liabilities
Liabilities from commodity-based derivative contracts	$—	$32,886	$—	$32,886

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$21,623	$—	$21,623

Liabilities
Liabilities from commodity-based derivative contracts	$—	$62,935	$—	$62,935

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

Change of Control
Call Option
Balance at December 31, 2022	$4,136
Change in fair value	(704)
Balance at June 30, 2023	$3,432

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of June 30, 2023, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

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

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

Balance sheet location	June 30, 2023	December 31, 2022	Balance sheet location	June 30, 2023	December 31, 2022
Current assets	$9,611	$16,244	Current liabilities	$(15,480)	$(29,286)
Other noncurrent assets	5,299	5,379	Other noncurrent liabilities	(17,406)	(33,649)
	$14,910	$21,623		$(32,886)	$(62,935)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Location of net gain (loss)	Three Months Ended		Six Months Ended
	on derivative contracts on	June 30,		June 30,
Type	Statement of Operations	2023	2022	2023	2022
Commodity derivative contracts:
Unrealized gain (loss)	Other income (expenses)	$2,332	$12,837	$23,336	$(78,201)
Realized gain (loss)	Other income (expenses)	2,141	(44,747)	610	(77,567)
Total net gain (loss)		$4,473	$(31,910)	$23,946	$(155,768)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At June 30, 2023, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2023	2024	2025	2026	2027
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	1,115,335	1,805,885	1,240,171	936,741	198,000
Weighted average price	$67.36	$63.69	$61.18	$63.56	$59.64
Basis swap:
Total volumes (Bbls)	1,047,536	1,801,951	1,240,171	936,741	198,000
Weighted average price	$0.40	$0.27	$0.18	$(0.01)	$0.40
WTI NYMEX roll:
Total volumes (Bbls)	1,097,510	1,784,914	1,240,171	936,741	198,000
Weighted average price	$0.51	$0.27	$0.12	$(0.03)	$—
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	2,925,851	4,423,784	3,687,113	1,979,033	—
Weighted average price	$3.71	$3.54	$3.35	$4.00	$—
Two-way collar:
Total volumes (MMBtu)	1,082,869	2,610,639	1,651,321	2,063,812	900,000
Weighted average price (call)	$5.21	$5.08	$5.12	$5.26	$5.75
Weighted average price (put)	$3.76	$3.67	$3.72	$3.70	$4.25
Basis swap:
Total volumes (MMBtu)	4,008,720	7,034,372	5,319,878	4,042,845	900,000
Weighted average price	$(0.89)	$(0.87)	$(0.67)	$(0.77)	$(0.78)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at June 30, 2023 and December 31, 2022 (in thousands):

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

Gross Amounts - Consolidated Balance Sheet	$14,910	$21,623	$(32,886)	$(62,935)
Amounts Not Offset - Consolidated Balance Sheet	(11,762)	(20,997)	11,762	20,997
Net Amount	$3,148	$626	$(21,124)	$(41,938)

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations as of December 31, 2022	$15,469
Accretion expense	372
Liabilities incurred during the period	11
Liability for asset retirement obligations as of June 30, 2023	15,852

9. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2022, the Company entered into a joint venture agreement to develop a strategic acid gas treatment and carbon sequestration facility and entered into a gas treating agreement. The Company has a minimum volume commitment of 20,000 Mcf per day under the gas treating agreement, with certain rollover rights and start-up flexibility, for an initial term of five years from the in-service date of the facility. Under the gas treating agreement, the Company will pay a treating rate that begins at $1.65/Mcf and varies based on volumes delivered to the facility. At an initial treated volume of 12,000 Mcf/d, the commitment would be approximately $7.3 million for the first 12 months of the agreement. For additional information on this joint venture, see Note 13, “Additional Financial Information”.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of June 30, 2023, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Overview. On March 28, 2023, we received $24.4 million in proceeds (net of $0.6 million in original issue discount) from the sale of 25,000 shares of Series A Redeemable Convertible Preferred Stock (the “preferred stock”) in a private placement to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, our largest three existing shareholders (“Holders”). Each of these three largest stockholders has an employee that has been elected to and serves on our board of directors, comprised of six members. The issuance of preferred stock was approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For accounting purposes, upon issuance of the preferred stock on March 28, 2023, we recorded $23.5 million ($25.0 million net of original issue discount and accrued offering costs) as mezzanine equity (temporary equity) on the condensed consolidated balance sheets because it is not mandatorily redeemable but does contain a redemption feature at the option of the preferred holders that is considered not solely within the company’s control. Due to the redeemable nature of the preferred stock as further discussed below, at March 31, 2023, we recorded a non-cash deemed dividend of approximately $1.5 million to increase the carrying value of the preferred stock to its redemption amount of approximately $25 million.

On June 30, 2023, the Company paid-in-kind (PIK) its dividend on the preferred stock for $1.0 million. As of June 30, 2023, the carrying value of the preferred stock equals its redemption amount, inclusive of PIK dividends of approximately $26.0 million.

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

Conversion Features. In addition to the conversion rights noted in “Redemption Features (Change of Control)” below, Holders of preferred stock may convert their shares into common stock at a conversion ratio (the “Conversion Ratio”) equal to the then applicable Liquidation Preference at the time of conversion divided by the then applicable Conversion Price (initially equal to an 18% premium to the volume weighted average price of common stock for the 20 trading days immediately preceding the closing date). Additionally, the Company has the right, at its option, to convert outstanding shares of preferred stock into common stock at the Conversion Ratio should the Company meet certain calculated valuation metrics which when divided by the number of outstanding shares of common stock equals or exceeds 130% of the Conversion Price.

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

11. STOCKHOLDERS’ EQUITY

Incentive Plans

The Company’s board of directors adopted the 2020 Long-Term Incentive Plan (the Plan), as amended in 2021, in which an aggregate of approximately 1.8 million shares of the Company’s common stock were available for grant pursuant to awards under the Plan. As of June 30, 2023, a maximum of 0.6 million of the Company’s common stock remained reserved for issuance under the Plan. For the six months ended June 30, 2023 and 2022, the Company recognized expense of ($0.5) million and $0.9 million, respectively, related to stock-based-compensation awards granted to employees and directors, including grants of stock options and restricted stock. The negative amount recognized in the six months ended June 30, 2023 is due to forfeitures of stock options and restricted stock related to the departure of the prior CEO. Stock-based compensation expense is recorded as a component of "General and administrative" on the unaudited condensed consolidated statements of operations.

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

During the six months ended June 30, 2023, the Company granted less than 0.1 million shares of RSUs at a weighted average grant date fair value of $10.68 per share. At June 30, 2023, the Company had $1.3 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of less than 1 year.

Stock Options

From time to time, the Company has granted stock options under the Plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. Awards granted under the Plan typically vest over a four year period at a rate of one-fourth on the annual anniversary date of the grant and expire seven years from the date of grant. No stock options have been granted during 2022. At June 30, 2023, the Company had less than $0.1 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of less than 1 year.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic:
Net income (loss)	$(4,748)	$13,047	$18,063	$(79,697)
Less: Preferred stock dividend	(997)	—	(2,489)	—
Less: Undistributed earnings allocable to preferred shareholders	—	—	(1,301)	—
Net income (loss) available to common stockholders	$(5,745)	$13,047	$14,273	$(79,697)
Weighted average basic number of common shares outstanding basic	16,457	16,338	16,425	16,320
Basic net income (loss) per share of common stock	$(0.35)	$0.80	$0.87	$(4.88)

Diluted:
Net income (loss) available to common stockholders basic	$(5,745)	$13,047	$14,273	$(79,697)
Reallocation of undistributed earnings	—	—	7	—
Net income (loss) available to common stockholders diluted	$(5,745)	$13,047	$14,280	$(79,697)

Weighted average basic number of common shares outstanding basic	16,457	16,338	16,425	16,320
Common stock equivalent shares representing shares issuable upon:
Exercise of warrants and stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	Anti-dilutive	172	95	Anti-dilutive
Weighted average diluted number of common shares outstanding diluted	16,457	16,510	16,520	16,320
Diluted net income (loss) per share of common stock	$(0.35)	$0.79	$0.86	$(4.88)

We compute earnings per share in accordance with ASC Topic 260, Earnings per Share ("ASC 260"), which requires earnings per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method which allocates earnings for the reporting period between common shareholders and other security holders based on their respective participation rights in undistributed earnings. Diluted EPS was calculated using the two-class method, as this computation was more dilutive than the calculation using the if-converted method. For additional information on our Series A redeemable convertible preferred stock, which is considered a participating security, see Note 10, “Redeemable Convertible Preferred Stock”.

For the three and six months ended June 30, 2023, common stock equivalents, including options and restricted stock units, totaling 0.6 million and 0.5 million, respectively were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the three and six months ended June 30, 2022, common stock equivalents, including warrants, options and restricted stock units, totaling 7.4 million and 7.7 million, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$19,853	$33,980
Joint interest accounts	1,779	3,201
Other	1,886	793
	$23,518	$37,974
Prepaids and other:
Prepaids	$509	$715
Funds in escrow	343	341
Other	197	75
	$1,049	$1,131
Other assets (Non-current):
Investment in unconsolidated affiliate(1)	$1,477	$1,561
Oil, natural gas and natural gas liquids revenues	24	—
Funds in escrow	538	527
Other	739	739
	$2,778	$2,827
Accounts payable and accrued liabilities:
Trade payables	$17,884	$42,919
Accrued oil and natural gas capital costs	1,928	19,911
Revenues and royalties payable	20,392	26,759
Accrued interest expense	104	160
Accrued employee compensation	1,190	2,300
Accrued lease operating expenses	7,388	8,005
Other	11	41
	$48,897	$100,095

(1)	In May 2022, we entered into a joint venture with Caracara Services, LLC (“Caracara”) to develop an acid gas treatment facility to remove hydrogen sulfide and carbon dioxide from our produced natural gas. Caracara will provide all necessary capital for the construction of the treatment facility. We contributed certain full cost pool assets to the related party joint venture in a non-cash exchange for a retained 5% equity interest in BAT, an unconsolidated subsidiary. For accounting purposes, since we do not control the key activities (e.g. operating and maintaining the facility) which most significantly impact economic performance nor do we have the obligation to absorb losses or the right to receive benefits that could potentially be significant, we are not the primary beneficiary of BAT. Accordingly, we account for our investment in BAT (a related party) using the equity method of accounting based on our ability to exercise significant influence, but not control, over the key activities of the joint venture. For more information related to this joint venture, see Note 9, “Commitments and Contingencies”.
(2)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three and six months ended June 30, 2023 and 2022 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploration activities or acquire properties with existing production. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, attempts by foreign oil and gas producers to control the global supply, weather, transportation take-away capacity constraints, inventory storage levels, basis differentials and other factors. Accordingly, finding, developing and producing oil and natural gas reserves at economical costs are critical to our long-term success.

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

Shares of preferred stock are convertible, subject to conversion ratios and prices stipulated in the agreement, at any time by the holders and by Battalion after meeting certain other agreement requirements. Battalion also has the right to redeem the preferred stock in cash at an amount equal to between 100-120% of the Liquidation Preference

($1,000 per share, or $25.0 million, increased for any PIK accruals) determined according to the redemption date. Additionally, in the event of a change of control, holders have the right to receive, (i) at any time on or prior to 150 days following the closing date, and at the election of the Company, a cash payment equal to the Liquidation Preference or equity consideration equal to the 107.5% of the Liquidation Preference, or (ii) at any time after 150 days following the closing date, a cash payment equal to between 100-120% of the Liquidation Preference determined by the redemption date or conversion into common stock. Until (i) a termination of or certain amendments to the Amended Term Loan Agreement or (ii) one year past the maturity date of the Amended Term Loan Agreement, an election of the cash payment option by holders in a change of control scenario is not permitted. For additional information, see Note 10, “Redeemable Convertible Preferred Stock”.

H2S Treating Joint Venture. In May 2022, we entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility (the “Facility”) in Winkler County, Texas. The joint venture, operating as Brazos Amine Treater, LLC (“BAT”), has also entered into a Gas Treating Agreement (“GTA”) with us for gas production from our Monument Draw area. In exchange for contributing to the joint venture a wellbore with an approved permit for the injection of acid gas and surface land, we retained a 5% equity interest in BAT, an unconsolidated subsidiary. Caracara provided all necessary capital for the construction of the Facility, which is expected to have an initial capacity of approximately 30 MMcf per day, and a design capacity to treat up to 10% combined concentrations for H2S and CO2. During commissioning and initial operations, it was determined that additional pressure was required to initiate gas injection. To correct this issue, a positive displacement pump was ordered and is currently onsite and being installed. The Facility’s injection well also experienced pressure communication between the tubing and annular space after an injection procedure. The Company has commenced workover operations to remediate this issue and is exploring alternatives in the event such efforts prove inadequate. The Company’s current forecast assumes the Acid Gas Injection (“AGI”) facility will be processing 20,000 mcf gas per day in October 2023. It is possible that the existing remedial well work could extend past this estimate. Any delays in commissioning past October 2023 will result in higher processing fees than currently forecast until such time the facility comes online.

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

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. As of June 30, 2023, we had $18.5 million of cash and cash equivalents, no additional borrowing capacity under the Amended Term Loan and $20 million of debt repayments due during the remainder of 2023 and a total of $105 million due through September 2025.

In November 2022, we were required to seek an amendment to our Term Loan to alleviate Current Ratio covenant compliance requirements through the first quarter of 2023 as a result of reduced commodity prices, higher interest rates, and the high capital costs experienced in our 2022 drilling program, which are by nature difficult to predict and subject to factors outside the Company’s control. In the first quarter of 2023, commodity prices, cost conditions and interest rates continued to deteriorate, which further constrained our liquidity. As a result, we projected near-term future covenant (Current Ratio) breaches beginning with the first quarter of 2023, coupled with inadequate liquidity resources available to fully fund all of our upcoming obligations, including debt repayments and interest, capital expenditures and operating costs. In the absence of additional liquidity from other sources with agreeable economic terms, we obtained $24.4 million of additional preferred equity funding from our three largest existing shareholders.

Changes to our current business estimates and forecasts, based primarily on recent reductions in commodity prices and modifications to our planned drilling schedule to achieve better overall well economics, indicate that we will require additional liquidity to continue our operations and meet our debt covenant requirements for the next 12 months from the issuance of these condensed consolidated financial statements. In response to these events and conditions, we have continued to execute on a plan to reduce operating and capital costs to improve cash flow, including a reduction in headcount in April 2023 to align with planned drilling activity. The Company also has obtained a support letter from its three largest current investors to purchase up to $38 million of additional preferred equity securities. The Company has provided notice to the investors of its intent to draw the $38 million in the third quarter of 2023 to enable the Company to meet its obligations as they become due through at least one year beyond the issuance of these financial statements. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, cost reduction measures, and the additional $38 million in additional preferred equity expected to close in the third quarter of 2023, it is probable the Company will have sufficient liquidity to fund its operations, meet its debt requirements and maintain compliance with our future debt covenants as described in Note 5, “Debt,” for the next 12 months from the issuance of these condensed consolidated financial statements. We will, however, continue to pursue alternative liquidity sources which could include entering into other financing arrangements (e.g. future equity raises), a sale of a portion of our non-core assets, seeking capital partners for our drilling program, pursuing strategic merger opportunities or joint ventures, or pursuing additional general and administrative or other cost reduction opportunities. The Company’s estimates and forecasts are based upon assumptions that may prove to be incorrect due to many factors that are currently unknown, such as prevailing economic conditions, many of which are beyond our control. In the event the assumptions underlying our estimates and forecasts prove to be incorrect, our operating plans, capital requirements, and covenant compliance may be adversely impacted.

We continuously monitor changes in market conditions and will continue to adapt our operational and capital plans as necessary to strive to maintain sufficient liquidity, meet our drilling requirements, and selectively develop or expand our acreage position, while meeting our debt obligations and maintaining compliance with our restrictive covenants. The Company has been, and continues to, explore strategic transactions to address these concerns, while also looking at opportunities to significantly reduce expenses in the near term. In this regard, the Company continues to consider whether it is advisable to continue to bear the ongoing costs of the listing of its common stock on the NYSE American and of being a reporting Company under the Securities Exchange Act of 1934. The Company believes that it currently qualifies to suspend these obligations should it elect to do so. While such a determination has not yet been made, the Company expects that the cost savings, particularly over the longer term, would be significant. Accordingly, the Company will continue to consider the matter while it simultaneously pursues strategic and financial alternatives that may render it unnecessary. However, there can be no assurance that, absent additional capital, reducing costs or other material favorable developments, the Company will not experience liquidity and covenant compliance issues in the future.

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

As of June 30, 2023, we had $220.3 million of indebtedness outstanding and approximately $1.4 million of letters of credit outstanding under the Amended Term Loan Agreement. We currently have $5.0 million available for the issuance of letters of credit. The maturity date of the Amended Term Loan Agreement is November 24, 2025. We have a variable interest rate on our borrowings based on the Secured Overnight Financing Rate (SOFR) plus 0.15% and increased the applicable margin on borrowings by 0.50%, such that borrowings under the Amended Term Loan Agreement bear interest at a rate per annum equal to the SOFR benchmark rate plus 7.65%. The weighted average interest rate on our borrowings for the quarter ended June 30, 2023 was approximately 12.6%.

Our Amended Term Loan Agreement contains a mandatory repayment schedule ($10 million due at the end of each of the third and fourth quarter in 2023 and first quarter of 2024, $12.5 million at the end of the quarter ended September 30, 2024, and in the aggregate, $105.0 million due from the fiscal quarter ending June 30, 2023 through the fiscal quarter ending September 30, 2025). Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and all of the equity interests of the Borrower held by us. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Company may elect, at its option, to prepay any borrowing outstanding under the Amended Term Loan Agreement subject to the following prepayment premiums:

Period (after applicable borrowing date(1))	Premium
Months 0-12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13-24	2.00%
Months 25-36	1.00%
Months 37-48	0.00%
(1)	Applicable borrowing dates are November 2021 for the original $200 million borrowed and April and November 2022 for the $20 million and $15 million in delayed draw borrowings, respectively.

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

The Amended Term Loan Agreement also contains certain financial covenants (as defined), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of June 30, 2023 and each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 2.50 to 1.00 as of June 30, 2023, and each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, as of June 30, 2023 and for each fiscal quarter thereafter.

As of June 30, 2023, the Company was in compliance with the financial covenants under the Term Loan Agreement.

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

While we have been largely been successful in obtaining modifications of our covenants as needed, as evidenced most recently by the amendment of our Term Loan Agreement in November 2022 which reduced the Current Ratio covenant as of September 30, 2022 and each successive quarter through the quarter ended June 30, 2023, there can be no assurance that we will be successful in the future. In the event we are not successful in obtaining future modifications or amendments to our covenants, if needed, there is no assurance that we will be successful in implementing alternatives that allow us to maintain compliance with our covenants or that we will be successful in obtaining alternative financing that provides us with the liquidity that we need to operate our business. Even if successful, alternative sources of financing could prove more expensive than borrowings under our Amended Term Loan Agreement.

Cash Flow

Net increase (decrease) in cash and cash equivalents is summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022

Cash flows provided by (used in) operating activities	$8,649	$28,333
Cash flows provided by (used in) investing activities	(31,739)	(51,986)
Cash flows provided by (used in) financing activities	8,878	19,069
Net increase (decrease) in cash, cash equivalents and restricted cash	$(14,212)	$(4,584)

Operating Activities. Net cash flows provided by operating activities for the six months ended June 30, 2023 and 2022, respectively were $8.6 million and $28.3 million. Items impacting operating cash flows were (i) lower total operating revenues resulting from an approximate $24.83 per Boe decrease in average realized prices (excluding the impact of hedging arrangements) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, partially offset by increased production in the first half of 2023 as well as the impact of settled derivative contracts period over period, (ii) increased operating and interest costs in 2023 and (iii) changes in working capital.

Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2023 and 2022 were approximately $31.7 million and $52.0 million, respectively, primarily for drilling and completion activities.

During the six months ended June 30, 2023, we spent $32.6 million on oil and natural gas capital expenditures, of which $28.1 million related to drilling and completion costs and $3.8 million related to the development of our treating equipment and gathering support infrastructure. During the first half of 2023, our cash capital expenditures included amounts related to the drilling and completion activities that occurred in the fourth quarter of 2022. In the first six months of 2023, we ran one operated rig in the Delaware Basin and completed and put online one operated well. We also received $1.2 million in proceeds from the sale of oil and natural gas assets that were deemed to be unnecessary for future operations.

During the six months ended June 30, 2022, we spent $51.4 million on oil and natural gas capital expenditures, of which $45.7 million related to drilling and completion costs and $3.8 million related to the development of our treating equipment and gathering support infrastructure.

Financing Activities. Net cash flows provided by financing activities for the six months ended June 30, 2023 and 2022 were $8.9 million and $19.1 million, respectively. During the six months ended June 30, 2023, we received $24.4 million from our Series A preferred stock equity issuance and repaid $15.0 million under our Amended Term Loan Agreement. During the six months ended June 30, 2022, we borrowed $20.0 million under the first delayed draw of the Tern Loan Agreement.

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

Results of Operations

We reported a net loss of $4.7 million and net income of $18.1 million the three and six months ended June 30, 2023 and net income of $13.0 million and a net loss of $79.7 million for the June 30, 2022, respectively. The table included below sets forth financial information for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands (except per unit and per Boe amounts)	2023	2022	2023	2022
Net income (loss)	$(4,748)	$13,047	$18,063	$(79,697)
Operating revenues:
Oil	46,168	73,944	100,383	136,468
Natural gas	2,060	14,759	4,960	23,640
Natural gas liquids	5,657	12,587	12,815	22,590
Other	387	221	1,256	415
Operating expenses:
Production:
Lease operating	11,365	11,909	23,056	23,433
Workover and other	2,634	1,383	3,969	2,248
Taxes other than income	3,180	5,372	6,370	10,323
Gathering and other	16,828	15,869	33,345	31,124
General and administrative:
General and administrative	6,015	4,115	10,925	8,716
Stock-based compensation	(772)	473	(545)	857
Depletion, depreciation and accretion:
Depletion – Full cost	14,361	12,414	30,168	22,481
Depreciation – Other	166	76	321	120
Accretion expense	186	111	372	220
Other income (expenses):
Net gain (loss) on derivative contracts	4,473	(31,910)	23,946	(155,768)
Interest expense and other	(9,530)	(4,832)	(17,316)	(7,520)

Production:
Oil – MBbls	636	674	1,366	1,344
Natural Gas - MMcf	2,155	2,355	4,562	4,670
Natural gas liquids – MBbls	302	303	629	576
Total MBoe(1)	1,297	1,369	2,755	2,698
Average daily production – Boe(1)	14,253	15,044	15,221	14,906

Average price per unit (2):
Oil price - Bbl	$72.59	$109.71	$73.49	$101.54
Natural gas price - Mcf	0.96	6.27	1.09	5.06
Natural gas liquids price - Bbl	18.73	41.54	20.37	39.22
Total per Boe(1)	41.55	73.99	42.89	67.72

Average cost per Boe:
Production:
Lease operating	$8.76	$8.70	$8.37	$8.69
Workover and other	2.03	1.01	1.44	0.83
Taxes other than income	2.45	3.92	2.31	3.83
Gathering and other	12.97	11.59	12.10	11.54
General and administrative:
General and administrative	4.64	3.01	3.97	3.23
Stock-based compensation	(0.60)	0.35	(0.20)	0.32
Depletion	11.07	9.07	10.95	8.33
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and natural gas liquids revenues were $53.9 million and $118.2 million for the three and six months ended June 30, 2023, respectively. Oil, natural gas and natural gas liquids revenues were $101.3 million and $182.7 million for the three and six months ended June 30, 2022, respectively. The decrease in revenues is primarily attributable to a decrease in our average realized prices partially offset by higher production volumes for the six months ended in June 30, 2023 compared to the same period in 2022. Average realized prices (excluding the effects of hedging arrangements) decreased approximately $32.44 and $24.83, respectively, for the three and six months ended June 30, 2023 when compared with the same periods in 2022. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Production averaged 14,253 Boe/d and 15,221 Boe/d for the three and six months ended June 30, 2023, respectively. Production averaged 15,044 Boe/d and 14,906 Boe/d for the three and six months ended June 30, 2022, respectively. Production was lower for the three months ended June 30, 2023 compared with the same period in 2022 primarily due to natural production declines on producing wells, which more than offset the additional production from the one operated well we brought online in the first half of 2023. Production was higher for the six months ended June 30, 2023 compared to the prior year largely due to putting additional operated wells online in the second half of 2022, partially offset by natural production declines on producing wells.

Lease Operating Expenses. Lease operating expenses were $11.4 million and $23.1 million for the three and six months ended June 30, 2023, respectively. Lease operating expenses were $11.9 million and $23.4 million for the three and six months ended June 30, 2022, respectively. On a per unit basis, lease operating expenses were $8.76 per Boe and $8.37 per Boe for the three and six months ended June 30, 2023, respectively. On a per unit basis, lease operating expenses were $8.70 per Boe and $8.69 per Boe for the three and six months ended June 30, 2022, respectively. The increase in lease operating expenses per Boe for the three months ended June 30, 2023 compared to the prior year resulted primarily from high flare volumes due to midstream disruptions causing sales Boe per day to be lower, while the per unit cost decrease for the six months ended June 30, 2023 compared to the prior year was primarily due to renegotiated contracts for chemicals and labor resulting in lower daily burn rates.

Workover and Other Expenses. Workover and other expenses were $2.6 million and $4.0 million for the three and six months ended June 30, 2023, respectively. Workover and other expenses were $1.4 million and $2.2 million for the three and six months ended June 30, 2022, respectively. On a per unit basis, workover and other expenses were $2.03 per Boe and $1.44 per Boe for the three and six months ended June 30, 2023, respectively. On a per unit basis, workover and other expenses were $1.01 per Boe and $0.83 per Boe for the three and six months ended June 30, 2022, respectively. The increased workover and other expenses in 2023 relate to more significant workover projects undertaken in the current year as well as continued inflationary and market increases in service and material costs in 2023.

Taxes Other than Income. Taxes other than income were $3.2 million and $6.4 million for the three and six months ended June 30, 2023, respectively. Taxes other than income were $5.4 million and $10.3 million for the three and six months ended June 30, 2022, respectively. Severance taxes are based on realized prices and volumes at the wellhead, while ad valorem taxes are tied to the annual valuation of our properties. As revenues or volumes from oil and natural gas sales increase or decrease, severance taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.45 per Boe and $2.31 per Boe for the three and six months ended June 30, 2023, respectively. On a per unit basis, taxes other than income were $3.92 per Boe and $3.83 per Boe for the three and six months ended June 30, 2022, respectively. The decrease in taxes other income was largely driven by the reduced commodity pricing experienced in 2023 in addition to lower volumes for the three months ended June 30, 2023, compared to the prior year period.

Gathering and Other Expenses. Gathering and other expenses were $16.8 million and $33.3 million for the three and six months ended June 30, 2023, respectively. Gathering and other expenses were $15.9 million and $31.1 million for the three and six months ended June 30, 2022, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes, either through our own hydrogen sulfide treating plant or through third parties. On a per unit basis, gathering and other expenses were

$12.97 per Boe and $12.10 per Boe for the three and six months ended June 30, 2023, respectively, and $11.59 per Boe and $11.54 per Boe for the three and six months ended June 30, 2022, respectively. The increases in gathering and other expenses are primarily related to increased production of higher acid natural gas in our Monument Draw area in 2023 requiring H2S treatment, compared to 2022, as well as inflationary impacts on costs associated with our own hydrogen sulfide treating plant.

General and Administrative Expense. General and administrative expense was $6.0 million and $10.9 million for the three and six months ended June 30, 2023, respectively. General and administrative expense was $4.1 million and $8.7 million for the three and six months ended June 30, 2022, respectively. On a per unit basis, however, general and administrative expenses were $4.64 per Boe and $3.97 per Boe for the three and six months ended June 30, 2023, respectively, and were $3.01 per Boe and $3.23 per Boe for the three and six months ended June 30, 2022, respectively. The increase in general and administrative expense for the three and six months ended June 30, 2023 compared with prior year periods is primarily associated with an increase in professional fees, partially offset by a decrease in payroll and benefits in connection with the headcount reduction.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period.

Depletion expense was $14.4 million and $30.2 million for the three and six months ended June 30, 2023, respectively. Depletion expense was $12.4 million and $22.5 million for the three and six months ended June 30, 2022, respectively. On a per unit basis, depletion expense was $11.07 per Boe and $10.95 per Boe for the three and six months ended June 30, 2023, respectively. On a per unit basis, depletion expense was $9.07 per Boe and $8.33 per Boe for the three and six months ended June 30, 2022, respectively. The increase in our depletion rate is primarily due to increased future development costs (tied to market and inflationary increases) associated with proved reserve additions relative to the change in proved reserves.

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

For the three and six months ended June 30, 2023, respectively, we recorded net derivative gains of $4.5 million and $23.9 million ($2.4 million net gain on unsettled contracts and $2.1 million net realized gain on settled contracts for the three months ended June 30, 2023, and $23.3 million net gain on unsettled contracts and $0.6 million net realized gain on settled contracts for the six months ended June 30, 2023).

For the three and six months ended June 30, 2022, respectively, we recorded net derivative losses of $31.9 million and $155.8 million ($12.8 million net gain on unsettled contracts and $44.7 million net realized loss on settled contracts three months ended June 30, 2022, and $78.2 million net loss on unsettled contracts and $77.6 million net realized loss on settled contracts for the six months ended June 30, 2022).

At June 30, 2023, we had a $14.9 million derivative asset ($9.6 million current) and a $32.9 million derivative liability ($15.5 million current).

Interest Expense and Other. Interest expense and other was $9.5 million and $17.3 million for the three and six months ended June 30, 2023, respectively. Interest expense and other was $4.8 million and $7.5 million for the three and six months ended June 30, 2022, respectively. Interest expense and other primarily increased in the current year periods due to increased interest rates, an increased average debt balance due to the additional borrowings in April and November of 2022, and amortization/accretion of financing related costs since November 2022 associated with our Amended Term Loan Agreement. Our weighted average interest rate was approximately 12.6% for the quarter ended June 30, 2023. For the third quarter of 2023, our interest rate will be approximately 12.9% on outstanding borrowings.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of June 30, 2023, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, “Derivative and Hedging Activities,” for more details.

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

At June 30, 2023, the principal amount of our term loan debt was $220.0 million, of which substantially all bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At June 30, 2023, the weighted average interest rate on our variable rate debt was 12.6% per year. If the balance of our variable interest rate debt at June 30, 2023 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.9 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2023. On the basis of this review, our management, including our Chief Executive Officer and Principal Financial Officer,

concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the three or six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer and Principal Financial Officer
32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Attached hereto.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATTALION OIL CORPORATION

August 21, 2023	By:	/s/ MATTHEW B. STEELE
	Name:	Matthew B. Steele
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)