Form 10-Q
period 2023-09-30
BATTALION OIL CORP
filed 2023-11-15
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☒

Smaller reporting company ☒	Emerging growth company ◻

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

At November 14, 2023, 16,456,563 shares of the Registrant’s Common Stock were outstanding.

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	5
	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2023 and December 31, 2022	6
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2023 and the Year Ended December 31, 2022	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2023 and 2022	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	38
ITEM 4.	Controls and Procedures	38

PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	39
ITEM 1A.	Risk Factors	39
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
ITEM 3.	Defaults Upon Senior Securities	39
ITEM 4.	Mine Safety Disclosures	39
ITEM 5.	Other Information	39
ITEM 6.	Exhibits	40
Signatures		41

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, are forward looking statements and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, the potential availability and capacity of acid gas treatment facilities being brought online, potential costs to be incurred, future cash flows, borrowings and equity raises, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in prices for oil, natural gas and natural gas liquids;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars, which may be subject to inflation caused by labor shortages, supply shortages and increased demand, and other inflationary pressures;
●	our ability to secure adequate sour gas treating and/or sour gas take-away capacity, including the acid gas treatment facility for our Monument Draw area to handle production volumes and achieve anticipated reductions in the future costs of treating sour gas;
●	drilling and operating risks, including accidents, equipment failures, fires, and leaks of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including, but not limited to, additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	our ability to pursue and integrate strategic mergers and acquisitions;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;
●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;
●	exploration and development risks;
●	our ability to retain key members of senior management, the board of directors and key technical employees;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, such as the conflict between Ukraine and Russia, and acts of terrorism or sabotage;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions in the United States will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access capital;
●	impacts and potential risks related to actual or anticipated pandemics, such as the novel coronavirus (COVID-19) pandemic, including how it has and may continue to impact our operations, financial results, liquidity, contractors, customers, employees and vendors;
●	other economic, competitive, governmental, regulatory, legislative, including federal and state regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;
●	our insurance coverage may not adequately cover all losses that we may sustain; and
●	title to the properties in which we have an interest may be impaired by title defects.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$43,689	$70,406	$144,072	$206,874
Natural gas	3,668	15,656	8,628	39,296
Natural gas liquids	6,078	12,644	18,893	35,234
Total oil, natural gas and natural gas liquids sales	53,435	98,706	171,593	281,404
Other	671	443	1,927	858
Total operating revenues	54,106	99,149	173,520	282,262

Operating expenses:
Production:
Lease operating	11,152	12,265	34,208	35,698
Workover and other	700	2,559	4,669	4,807
Taxes other than income	3,307	5,613	9,677	15,936
Gathering and other	15,512	16,663	48,857	47,787
General and administrative	3,192	4,498	13,572	14,071
Depletion, depreciation and accretion	13,426	13,615	44,287	36,436
Total operating expenses	47,289	55,213	155,270	154,735
Income from operations	6,817	43,936	18,250	127,527

Other income (expenses):
Net (loss) gain on derivative contracts	(53,687)	67,634	(29,741)	(88,134)
Interest expense and other	(6,929)	(5,682)	(24,245)	(13,202)
Total other (expenses) income	(60,616)	61,952	(53,986)	(101,336)
(Loss) income before income taxes	(53,799)	105,888	(35,736)	26,191
Income tax benefit (provision)	—	—	—	—
Net (loss) income	$(53,799)	$105,888	$(35,736)	$26,191
Series A preferred dividends	(3,863)	—	(6,352)	—
Net (loss) income available to common stockholders	$(57,662)	$105,888	$(42,088)	$26,191

Net (loss) income per share of common stock available to common stockholders:
Basic	$(3.50)	$6.48	$(2.56)	$1.60
Diluted	$(3.50)	$6.42	$(2.56)	$1.59
Weighted average common shares outstanding:
Basic	16,457	16,340	16,436	16,327
Diluted	16,457	16,483	16,436	16,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$42,590	$32,726
Accounts receivable, net	27,177	37,974
Assets from derivative contracts	4,649	16,244
Restricted cash	90	90
Prepaids and other	786	1,131
Total current assets	75,292	88,165
Oil and natural gas properties (full cost method):
Evaluated	736,205	713,585
Unevaluated	62,649	62,621
Gross oil and natural gas properties	798,854	776,206
Less: accumulated depletion	(434,034)	(390,796)
Net oil and natural gas properties	364,820	385,410
Other operating property and equipment:
Other operating property and equipment	4,623	4,434
Less: accumulated depreciation	(1,653)	(1,209)
Net other operating property and equipment	2,970	3,225
Other noncurrent assets:
Assets from derivative contracts	2,022	5,379
Operating lease right of use assets	889	352
Other assets	10,768	2,827
Total assets	$456,761	$485,358

Current liabilities:
Accounts payable and accrued liabilities	$59,417	$100,095
Liabilities from derivative contracts	36,363	29,286
Current portion of long-term debt	45,106	35,067
Operating lease liabilities	513	352
Asset retirement obligations	—	225
Total current liabilities	141,399	165,025
Long-term debt, net	153,476	182,676
Other noncurrent liabilities:
Liabilities from derivative contracts	35,089	33,649
Asset retirement obligations	17,202	15,244
Operating lease liabilities	375	—
Other	1,554	4,136
Commitments and contingencies (Note 9)
Temporary equity:
Series A redeemable convertible preferred stock: 63,000 shares of $0.0001	66,834	—
par value authorized, issued and outstanding as of September 30, 2023
Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,456,563 and 16,344,815 shares issued and outstanding as of
September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	326,511	334,571
Retained earnings (accumulated deficit)	(285,681)	(249,945)
Total stockholders' equity	40,832	84,628
Total liabilities, temporary equity and stockholders' equity	$456,761	$485,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2022	16,345	$2	$334,571	$(249,945)	$84,628
Net income	—	—	—	22,811	22,811
Deemed dividends for Series A preferred stock	—	—	(1,492)	—	(1,492)
Long-term incentive plan vestings	159	—	—	—	—
Tax withholding on vesting of restricted stock units	(47)	—	(454)	—	(454)
Stock-based compensation	—	—	327	—	327
Balances at March 31, 2023	16,457	2	332,952	(227,134)	105,820
Net loss	—	—	—	(4,748)	(4,748)
Deemed dividends for Series A preferred stock	—	—	(997)	—	(997)
Stock-based compensation	—	—	(754)	—	(754)
Balances at June 30, 2023	16,457	2	331,201	(231,882)	99,321
Net loss	—	—	—	(53,799)	(53,799)
Deemed dividends for Series A preferred stock	—	—	(3,863)	—	(3,863)
Stock-based compensation	—	—	(827)	—	(827)
Balances at September 30, 2023	16,457	$2	$326,511	$(285,681)	$40,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2021	16,274	$2	$332,187	$(268,484)	$63,705
Net loss	—	—	—	(92,744)	(92,744)
Long-term incentive plan vestings	89	—	—	—	—
Tax withholding on vesting of restricted stock units	(26)	—	(461)	—	(461)
Stock-based compensation and other	—	—	452	—	452
Balances at March 31, 2022	16,337	2	332,178	(361,228)	(29,048)
Net income	—	—	—	13,047	13,047
Long-term incentive plan vestings	1	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	(6)	—	(6)
Stock-based compensation and other	—	—	594	—	594
Balances at June 30, 2022	16,338	2	332,766	(348,181)	(15,413)
Net income	—	—	—	105,888	105,888
Long-term incentive plan vestings	8	—	—	—	—
Tax withholding on vesting of restricted stock units	(2)	—	(25)	—	(25)
Stock-based compensation and other	—	—	893	—	893
Balances at September 30, 2022	16,344	2	333,634	(242,293)	91,343
Net loss	—	—	—	(7,652)	(7,652)
Stock-based compensation and other	1	—	937	—	937
Balances at December 31, 2022	16,345	$2	$334,571	$(249,945)	$84,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(35,736)	$26,191
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and accretion	44,287	36,436
Stock-based compensation, net	(1,231)	1,540
Unrealized loss (gain) on derivative contracts	23,469	(23,911)
Amortization/accretion of financing related costs	5,789	2,726
Reorganization items	—	(744)
Accrued settlements on derivative contracts	2,846	7,493
Change in fair value of embedded derivative liability	(2,582)	(3,043)
Other	144	(128)
Change in assets and liabilities:
Accounts receivable	11,410	(1,605)
Prepaids and other	344	407
Accounts payable and accrued liabilities	(37,675)	8,452
Net cash provided by operating activities	11,065	53,814

Cash flows from investing activities:
Oil and natural gas capital expenditures	(36,695)	(86,998)
Proceeds received from sale of oil and natural gas assets	1,189	1
Other operating property and equipment capital expenditures	(136)	(949)
Other	(1,464)	166
Net cash used in investing activities	(37,106)	(87,780)

Cash flows from financing activities:
Proceeds from borrowings	—	20,122
Repayments of borrowings	(25,066)	(85)
Payment of deferred debt financing costs	—	(379)
Proceeds from issuance of preferred stock	61,425	—
Other	(454)	(492)
Net cash provided by financing activities	35,905	19,166

Net increase (decrease) in cash, cash equivalents and restricted cash	9,864	(14,800)

Cash, cash equivalents and restricted cash at beginning of period	32,816	48,359
Cash, cash equivalents and restricted cash at end of period	$42,680	$33,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

Basis of Presentation and Principles of Consolidation

Battalion Oil Corporation (“Battalion” or the “Company”) is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. The consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. The Company operates in one segment which focuses on oil and natural gas acquisition, production, exploration and development. Allocation of capital is made across the Company’s entire portfolio without regard to operating area. All intercompany accounts and transactions have been eliminated.

These unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. Interim period results are not necessarily indicative of results of operations or cash flows for the full year and accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), has been condensed or omitted. During interim periods, Battalion follows the accounting policies disclosed in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on March 30, 2023. Please refer to the notes in the Annual Report on Form 10-K for the year ended December 31, 2022 when reviewing interim financial results. The Company has evaluated events or transactions through the date of issuance of these unaudited condensed consolidated financial statements.

Liquidity and Cash Requirements

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s ability to execute its operating strategy is dependent on its ability to maintain adequate liquidity and continue to access capital, as needed. The Company’s current business estimates and forecasts indicate that it will require additional liquidity to continue its operations and meet its debt covenant requirements for the next 12 months from the issuance of these unaudited condensed consolidated financial statements. In response to these events and conditions, the Company has continued to execute on a plan to reduce operating and capital costs to improve cash flow, including recent reductions in headcount to align with planned drilling activity. During the third quarter of 2023, the Company obtained an additional support letter from the three largest existing stockholders to purchase additional preferred equity securities in an amount up to $55.0 million over the next 12 months to enable the Company to meet its obligations as they become due through at least one year beyond the issuance of these unaudited condensed consolidated financial statements. The Company’s management believes that based upon its operational forecasts, cash and cash equivalents on hand, cost reduction measures, and the additional $55.0 million of preferred equity commitments available, it is probable the Company will have sufficient liquidity to fund its operations, meet its continuous drilling obligations and debt payment requirements and maintain compliance with its future debt covenants, as described in Note 5, “Debt,” for the next 12 months from the issuance of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Risk and Uncertainties

Supply chain issues. In periods of increasing commodity prices, the Company is at risk for supply chain issues, including, but not limited to, labor shortages, pipe restrictions and potential delays in obtaining frac and/or drilling related equipment that could impact its business. During these periods, the costs and delivery times of rigs, equipment and supplies may also be substantially greater. The unavailability or high cost of drilling rigs and/or frac crews, pressure pumping equipment, tubulars and other supplies, and of qualified personnel can materially and adversely affect the Company’s operations and profitability.

Commodity Prices. The Company’s financial results depend upon many factors, but are largely driven by the volume of its oil and natural gas production and the price that it receives for that production. Demand for oil and natural gas may be adversely impacted by macro-economic events, such as economic effects of rising interest rates, tightening monetary policies, as well as the price and availability of alternatives or other factors, while supply fluctuates based on controls imposed by oil exporting countries, social, labor and political unrest, armed conflict, terrorist attacks, weather conditions and other factors. As a consequence, the Company is unable to predict future oil and natural gas prices. When commodity prices decline, the Company’s ability to finance its capital budget and operations may be adversely impacted to the extent the Company has not or is unable to hedge the prices it receives for its production sufficiently to offset such declines, and it may also be required to record non-cash impairment charges as further described in Note 4, “Oil and Natural Gas Properties”.

For further information regarding the actual and potential impacts of the supply chain issues and the potential impact of declines in commodity prices on the Company, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Estimates and assumptions that, in the opinion of management of the Company, are significant include oil and natural gas revenue accruals, capital and operating expense accruals, oil and natural gas reserves, depletion relating to oil and natural gas properties, asset retirement obligations (“AROs”), and fair value estimates. The Company bases its estimates and judgments on historical experience and on various other assumptions and information believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company’s unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. Amounts in the unaudited condensed consolidated balance sheets included in “Cash and cash equivalents” and “Restricted cash” reconcile to the Company’s unaudited condensed statements of cash flows as follows (in thousands):

	September 30, 2023	December 31, 2022

Cash and cash equivalents	$42,590	$32,726
Restricted cash	90	90
Total cash, cash equivalents and restricted cash	$42,680	$32,816

Restricted cash consists of funds to collateralize lines of credit.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when applicable. Payment of the Company’s accounts receivable is typically received within 30-60 days. The Company’s historical credit losses have been de minimis and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of the Company’s counterparties.

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At September 30, 2023, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Amended Term Loan Agreement (as defined in Note 5, “Debt”).

Recently Issued Accounting Pronouncements

In the first quarter of 2023, the Company early adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. LEASES

The Company leases equipment and office space pursuant to operating leases. The Company determines if an arrangement is or contains a lease at inception and combines lease and non-lease components, when fixed, for all lease contracts. Non-lease components include common area maintenance charges on office leases and, when applicable, services associated with equipment leases. Operating leases with a lease term greater than 12 months where the Company is the lessee are included in “Operating lease right of use assets” and “Operating lease liabilities” on the unaudited condensed consolidated balance sheets and are recorded based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date of the lease to determine the present value of lease payments. The Company does not recognize right of use assets and lease liabilities for short-term leases that have a lease term of 12 months or less, but rather recognizes the lease payments associated with its short-term leases when incurred.

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

The “Operating lease right of use assets” outstanding on the unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 have initial lease terms ranging from 1.9 to 2.3 years. Payments due under the lease contracts include fixed payments plus, in some instances, variable payments. The table below summarizes the Company’s leases for the periods presented (in thousands, except term and discount rate):

	Nine Months Ended
	September 30,
	2023		2022
Lease cost
Operating lease costs	$381		$294
Short-term lease costs	1,022		6,112
Total lease costs	$1,403		$6,406

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$381		$294
Weighted-average remaining lease term - operating leases	1.6	years	1.2	years
Weighted-average discount rate - operating leases	12.13%		4.29%

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum lease payments associated with the Company’s non-cancellable operating leases as of September 30, 2023 are presented in the table below (in thousands):

September 30, 2023
Remaining period in 2023	$196
2024	522
2025	261
Thereafter	—
Total operating lease payments	979
Less: discount to present value	91
Total operating lease liabilities	888
Less: current operating lease liabilities	513
Noncurrent operating lease liabilities	$375

3. OPERATING REVENUES

Substantially all of the Company’s revenues are derived from single basin operations, the Delaware Basin in Pecos, Reeves, Ward and Winkler Counties, Texas. Revenue is presented disaggregated in the unaudited condensed consolidated statement of operations by major product, and depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors in the Company’s single basin operations.

Revenue is recognized when the following five steps are completed: (1) identify the contract with the customer, (2) identify the performance obligation (promise) in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when the reporting organization satisfies a performance obligation. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of each unit (e.g. barrel of oil, Mcf of gas) of commodity to the customer. Revenue is measured based on contract consideration allocated to each unit of commodity and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue.

Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $24.6 million and $34.0 million as of September 30, 2023 and December 31, 2022, respectively, as “Accounts receivable, net” on the unaudited condensed consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

For additional information regarding the Company’s operating revenues, refer to its Annual Report on Form 10-K for the year ended December 31, 2022.

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

At September 30, 2023 and September 30, 2022, using first-day-of-the-month average West Texas Intermediate (“WTI”) crude oil spot prices and Henry Hub natural gas prices for the respective prior 12-month periods, the Company’s net book value of oil and natural gas properties at September 30, 2023 and September 30, 2022, did not exceed the ceiling test value of the Company’s reserves. Oil and natural gas prices utilized for the ceiling test calculations as of September 30, 2023 and September 30, 2022 were $78.53/bbl and $92.16/bbl of oil, respectively and $3.42/MMBtu and $6.13/MMBtu for natural gas, respectively.

Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties to the full cost pool, capital spending, and other factors will determine the Company’s ceiling test calculation and impairment analyses in future periods. Additionally, because oil and natural gas prices are inherently volatile, sustained lower commodity prices would reduce the calculated first-day-of-the-month average prices which could result in non-cash impairment charges of the Company’s oil and natural gas properties under its full cost ceiling test calculation, negatively impacting earnings and financial position.

5. DEBT

As of September 30, 2023 and December 31, 2022, the Company’s debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Term loan credit facility	$210,001	$235,000
Other	241	190
Total debt (Face Value)	210,242	235,190
Less:
Current portion of long-term debt(1)	(45,106)	(35,067)
Other(2)	(11,660)	(17,447)
Long-Term Debt, net	$153,476	$182,676
(1)	Amounts primarily reflect amortization payments under the Amended Term Loan Agreement due within one year.
(2)	Amounts primarily reflect unamortized debt issuance costs of approximately $8.3 million and $13.0 million at September 30, 2023 and December 31, 2022, respectively, but also includes remaining amounts to be accreted associated with the embedded derivative separately presented and further described in Note 6, “Fair Value Measurements”.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Term Loan Credit Facility

On November 24, 2021, the Company and its wholly owned subsidiary, Halcón Holdings, LLC (the “Borrower”) entered into an Amended and Restated Senior Secured Credit Agreement (the “Term Loan Agreement”) with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. On November 14, 2022, the Company paid approximately $2.4 million and entered into a further Amended Credit Agreement (the “Amended Term Loan Agreement”) with its lenders which modified certain provisions of its original Term Loan Agreement including, but not limited to, its Current Ratio financial covenant, interest rate benchmark, and prepayment premiums, all as further described below.

As of September 30, 2023, the Company had $210.2 million of indebtedness outstanding and no letters of credit outstanding under the Amended Term Loan Agreement. The Company had $5.0 million available for the issuance of letters of credit as of September 30, 2023 and $4.7 million available as of the date of this filing. The maturity date of the Amended Term Loan Agreement is November 24, 2025. Borrowings under the Amended Term Loan Agreement bear a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.15% plus a fixed applicable margin of 7.5%. The weighted average interest rate on the Company’s borrowings for the quarter ended September 30, 2023 was approximately 12.89%.

The Company may elect, at its option, to prepay any borrowing outstanding under the Amended Term Loan Agreement subject to the following prepayment premiums:

Period (after applicable borrowing date(1))	Premium
Months 0-12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13-24	2.00%
Months 25-36	1.00%
Months 37-48	0.00%
(1)	Applicable borrowing dates are November 2021 for the original $200.0 million borrowed and April and November 2022 for the $20.0 million and $15.0 million in delayed draw borrowings, respectively.

The Company may be required to make mandatory prepayments under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, the Company is required to make mandatory prepayments when the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted capital expenditures for the succeeding fiscal quarter on the approved plan of development (“APOD”) wells (i.e. oil and natural gas wells located within a specified boundary as set by the Amended Term Loan Agreement) are excluded for purposes of determining the Consolidated Cash Balance.

The Company is required to make scheduled remaining amortization payments in the aggregate amount of $95.0 million from the fiscal quarter ending December 31, 2023 through the fiscal quarter ending September 30, 2025 with $10.0 million due at the end of the fourth quarter of 2023 and the first quarter of 2024, $12.5 million due at the end of each of the second and third quarters of 2024, $15.0 million due at the end of the fourth quarter of 2024 and the first quarter of 2025 and $10.0 million due at the end of each of the second and third quarters of 2025. The Company will be required to make a final payment of $115.0 million at maturity on November 24, 2025. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and by the equity interests of the Borrower held by the Company. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Amended Term Loan Agreement also contains certain financial covenants (as defined in the Amended Term Loan Agreement), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of September 30, 2023 and the last day of each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 2.50 to 1.00 as of September 30, 2023, and each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, as of September 30, 2023 and for each fiscal quarter thereafter.

As of September 30, 2023, the Company was in compliance with the financial covenants under the Amended Term Loan Agreement.

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

In conjunction with entering into the original Term Loan Agreement in November 2021, the Company agreed to pay a premium to the lenders upon a future change of control event in which a majority of the board of directors or the Chief Executive Officer (the “CEO”) or the Principal Financial Officer positions do not remain held by the same persons as before the change of control event (“Change of Control Call Option”). The premium is reduced over time through the payment of interest and certain fees. The Change of Control Call Option is accounted for as an embedded derivative not clearly and closely related to the host debt instrument. Accordingly, the Company recorded the initial fair value separately on the unaudited condensed consolidated balance sheet within “Other noncurrent liabilities” and records changes in the fair value of the embedded derivative each reporting period in “Interest expense and other” on the unaudited condensed consolidated statements of operations. Refer to Note 6, “Fair Value Measurements,” for a discussion of the valuation approach used, the significant inputs to the valuation, and for a reconciliation of the change in fair value of the Change of Control Call Option.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$6,671	$—	$6,671

Liabilities
Liabilities from commodity-based derivative contracts	$—	$71,452	$—	$71,452

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$21,623	$—	$21,623

Liabilities
Liabilities from commodity-based derivative contracts	$—	$62,935	$—	$62,935

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

As discussed in Note 5, “Debt,” the Company reflects the fair value of the Change of Control Call Option separately on the unaudited condensed consolidated balance sheets and changes to the fair value of the embedded derivative each reporting period in “Interest expense and other” on the unaudited condensed consolidated statements of operations. The valuation of the Change of Control Call Option includes significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields. The following table sets forth a reconciliation of the changes in fair value of the Change of Control Call Option classified as Level 3 in the fair value hierarchy (in thousands):

Change of Control
Call Option
Balance at December 31, 2022	$4,136
Change in fair value	(2,582)
Balance at September 30, 2023	$1,554

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company follows the provisions of the FASB’s Accounting Standards Codification (“ASC”) 820, Fair Value Measurement for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. These provisions apply to the Company’s initial recognition of AROs for which fair value is used. The ARO estimates are derived from historical costs and management’s expectation of future cost environments; and therefore, the Company has designated these liabilities as Level 3. See Note 8, “Asset Retirement Obligations,” for a reconciliation of the beginning and ending balances of the liability for the Company’s AROs.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of September 30, 2023, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

Balance sheet location	September 30, 2023	December 31, 2022	Balance sheet location	September 30, 2023	December 31, 2022
Current assets	$4,649	$16,244	Current liabilities	$(36,363)	$(29,286)
Other noncurrent assets	2,022	5,379	Other noncurrent liabilities	(35,089)	(33,649)
	$6,671	$21,623		$(71,452)	$(62,935)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Location of net gain (loss)	Three Months Ended		Nine Months Ended
	on derivative contracts on	September 30,		September 30,
Type	Statement of Operations	2023	2022	2023	2022
Commodity derivative contracts:
Unrealized gain (loss)	Other income (expenses)	$(46,805)	$102,112	$(23,469)	$23,911
Realized gain (loss)	Other income (expenses)	(6,882)	(34,478)	(6,272)	(112,045)
Total net gain (loss)		$(53,687)	$67,634	$(29,741)	$(88,134)

At September 30, 2023, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2023	2024	2025	2026	2027
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	462,580	1,840,894	1,370,321	1,002,223	442,887
Weighted average price	$67.85	$63.58	$61.32	$63.43	$61.47
Basis swap:
Total volumes (Bbls)	461,603	1,840,274	1,370,321	1,002,223	442,887
Weighted average price	$0.41	$0.27	$0.20	$0.02	$0.41
WTI NYMEX roll:
Total volumes (Bbls)	445,995	1,837,851	1,370,321	1,002,223	442,887
Weighted average price	$0.50	$0.27	$0.13	$(0.01)	$0.01
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	874,211	4,442,234	3,969,413	2,174,383	459,650
Weighted average price	$3.72	$3.54	$3.36	$3.97	$3.53
Two-way collar:
Total volumes (MMBtu)	1,082,869	2,610,639	1,651,321	2,063,812	1,355,000
Weighted average price (call)	$5.21	$5.08	$5.12	$5.26	$3.53
Weighted average price (put)	$3.76	$3.67	$3.72	$3.70	$5.57
Basis swap:
Total volumes (MMBtu)	1,957,080	7,052,822	5,602,178	4,238,195	1,814,650
Weighted average price	$(0.86)	$(0.87)	$(0.68)	$(0.77)	$3.66

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at September 30, 2023 and December 31, 2022 (in thousands):

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

Gross Amounts - Consolidated Balance Sheet	$6,671	$21,623	$(71,452)	$(62,935)
Amounts Not Offset - Consolidated Balance Sheet	(6,671)	(20,997)	6,671	20,997
Net Amount	$—	$626	$(64,781)	$(41,938)

The Company enters into an International Swap Dealers Association Master Agreement (“ISDA”) with each counterparty prior to a derivative contract with such counterparty. The ISDA is a standard contract that governs all derivative contracts entered into between the Company and the respective counterparty. The ISDA allows for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency.

8. ASSET RETIREMENT OBLIGATIONS

The Company records an ARO on oil and natural gas properties when it can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs. The Company records the ARO liability on the unaudited condensed consolidated balance sheets and capitalizes the cost in “Oil and natural gas properties” during the period in which the obligation is incurred. The Company records the accretion of its ARO liabilities in “Depletion, depreciation and accretion” expense in the unaudited condensed consolidated statements of operations. The additional capitalized costs are depreciated on a unit-of-production basis.

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations as of December 31, 2022	$15,469
Accretion expense	561
Liabilities incurred	11
Liabilities settled	(112)
Revisions to estimate	1,273
Liability for asset retirement obligations as of September 30, 2023	17,202

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

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of September 30, 2023, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

Surface owners of properties in Louisiana, where the Company formerly operated, often file lawsuits or assert claims against oil and natural gas companies claiming that operators and working interest owners are liable for environmental damages arising from operations conducted on the leased properties. These damages are frequently measured by the cost to restore the leased properties to their original condition. Currently and in the past, the Company has been party to such matters in Louisiana. With regard to pending matters, the overall exposure is not currently determinable. The Company intends to vigorously oppose these claims.

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Overview. On March 28, 2023, the Company received $24.4 million in proceeds (net of $0.6 million in original issue discount) from the sale of 25,000 shares of Series A Redeemable Convertible Preferred Stock (the “preferred stock”) in a private placement to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, the Company’s largest three existing stockholders (“Holders”). On September 6, 2023, the Company received $37.1 million in proceeds (net of $0.9 million in original issue discount) from the sale of 38,000 shares of preferred stock in a private placement to the Holders. Each of the Holders has an employee that has been elected to and serves on the Company’s board of directors, comprised of six members. The issuance of preferred stock on both March 28, 2023 and September 6, 2023 was approved by the Company’s board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock.

For accounting purposes, upon issuance of the preferred stock on March 28, 2023 and September 6, 2023, the Company recorded $23.5 million ($25.0 million net of original issue discount and accrued offering costs) and $36.9 million ($38.0 million net of original issue discount and accrued offering costs), respectively, as mezzanine equity (temporary equity) on the unaudited condensed consolidated balance sheets because it is not mandatorily redeemable but does contain a redemption feature at the option of the preferred holders that is considered not solely within the Company’s control. Due to the redeemable nature of the preferred stock, as further discussed below, at March 31, 2023 and September 30, 2023, the Company recorded non-cash deemed dividends of approximately $1.5 million and $1.1 million to increase the carrying value of the preferred stock to its redemption amounts of approximately $25.0 million and $38.0 million, respectively.

For the three and nine months ended September 30, 2023, the Company paid-in-kind (“PIK”) its dividend on the preferred stock of $2.8 million and $3.8 million, respectively. As of September 30, 2023, the carrying value of the preferred stock, inclusive of PIK dividends, is approximately $66.8 million.

Voting Rights. Holders of preferred stock have no voting rights with respect to the shares of preferred stock.

Dividends. Holders of preferred stock are entitled to receive cumulative dividends at a fixed rate of 14.5% per annum on the Liquidation Preference ($1,000 per share, or $63.0 million, increased for any PIK accruals), compounding and accruing quarterly in arrears. Dividends may be paid in cash or, if not declared and paid in cash, the amount of any such dividend shall automatically accrue at a fixed rate of 16.0% per annum on the Liquidation Preference and be added to the Liquidation Preference (a “PIK Accrual”). Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. Additionally, while the Company has not declared or paid dividends on its common

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

stock since its inception, holders of preferred stock will be entitled to participate in any dividends or permitted distributions to holders of common stock on an as-converted basis should they occur.

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

11. STOCKHOLDERS’ EQUITY

Incentive Plans

The Company’s board of directors adopted the 2020 Long-Term Incentive Plan (the “Plan”), as amended in 2021, in which an aggregate of approximately 1.8 million shares of the Company’s common stock were available for grant pursuant to awards under the Plan. As of September 30, 2023, a maximum of 1.1 million of the Company’s common stock remained reserved for issuance under the Plan. For the nine months ended September 30, 2023 and 2022, the Company recognized a benefit of $1.2 million and expense of $1.5 million, respectively, related to stock-based-compensation awards granted to employees and directors, including grants of stock options and restricted stock. The benefit recognized in the nine months ended September 30, 2023 is due to forfeitures of stock options and restricted

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

stock related to the departure of certain executives and employees. Stock-based compensation expense is recorded as a component of “General and administrative” on the unaudited condensed consolidated statements of operations.

Restricted Stock

From time to time, the Company grants shares of restricted stock units (“RSUs”) under the Plan to employees of the Company. Under the Plan, employee RSUs will vest and convert to shares in equal amounts typically over a three or four year vesting period from the date of the grant, depending on award, or when the performance or market conditions occur as described further in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

During the nine months ended September 30, 2023, the Company granted less than 0.1 million shares of RSUs at a weighted average grant date fair value of $10.68 per share. At September 30, 2023, the Company had $0.5 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of less than 1 year.

Stock Options

From time to time, the Company has granted stock options under the Plan covering shares of common stock to employees of the Company. Stock options, when exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. Awards granted under the Plan typically vest over a four year period at a rate of one-fourth on the annual anniversary date of the grant and expire seven years from the date of grant. No stock options have been granted during 2023. At September 30, 2023, the Company had less than $0.1 million of unrecognized compensation expense related to non-vested stock options to be recognized over a weighted-average period of less than one year.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic:
Net (loss) income	$(53,799)	$105,888	$(35,736)	$26,191
Less: Preferred stock dividend	(3,863)	—	(6,352)	—
Less: Undistributed earnings allocable to preferred stockholders	—	—	—	—
Net (loss) income available to common stockholders	$(57,662)	$105,888	$(42,088)	$26,191
Weighted average basic number of common shares outstanding basic	16,457	16,340	16,436	16,327
Basic net (loss) income per share of common stock	$(3.50)	$6.48	$(2.56)	$1.60

Diluted:
Net (loss) income available to common stockholders basic	$(57,662)	$105,888	$(42,088)	$26,191
Reallocation of undistributed earnings	—	—	—	—
Net (loss) income available to common stockholders diluted	$(57,662)	$105,888	$(42,088)	$26,191

Weighted average basic number of common shares outstanding basic	16,457	16,340	16,436	16,327
Common stock equivalent shares representing shares issuable upon:
Exercise of warrants and stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	Anti-dilutive	143	Anti-dilutive	169
Weighted average diluted number of common shares outstanding diluted	16,457	16,483	16,436	16,496
Diluted net (loss) income per share of common stock	$(3.50)	$6.42	$(2.56)	$1.59

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires earnings per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method which allocates earnings for the reporting period between common shareholders and other security holders based on their respective participation rights in undistributed earnings. Diluted earnings per share was calculated using the two-class method, as this computation was more dilutive than the calculation using the if-converted method. For additional information on the Company’s preferred stock, which is considered a participating security, see Note 10, “Redeemable Convertible Preferred Stock”.

For the three and nine months ended September 30, 2023, common stock equivalents, including options and restricted stock units, totaling 0.3 million and 0.6 million, respectively, were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the three and nine months ended September 30, 2022, common stock equivalents, including warrants, options and RSUs, totaling 7.4 million were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$24,571	$33,980
Joint interest accounts	1,668	3,201
Other	938	793
	$27,177	$37,974
Prepaids and other:
Prepaids	$347	$715
Funds in escrow	344	341
Other	95	75
	$786	$1,131
Other assets (Non-current):
Investment in unconsolidated affiliate	$1,435	$1,561
Contract asset	8,050	—
Funds in escrow	545	527
Other	738	739
	$10,768	$2,827
Accounts payable and accrued liabilities:
Trade payables	$16,256	$42,919
Accrued oil and natural gas capital costs	12,353	19,911
Revenues and royalties payable	21,016	26,759
Accrued employee compensation	1,548	2,300
Accrued lease operating expenses	8,059	8,005
Other	185	201
	$59,417	$100,095

Investment in Unconsolidated Affiliate. In May 2022, the Company entered into a joint venture with Caracara Services, LLC (“Caracara”) to develop an acid gas treatment facility to remove hydrogen sulfide and carbon dioxide from its produced natural gas. Caracara provided the initial capital for the construction of the treatment facility. The Company contributed certain full cost pool assets to the related party joint venture in a non-cash exchange for a retained 5% equity interest in Wink Amine Treater, LLC (“WAT”) (previously Brazos Amine Treater, LLC (“BAT”), an unconsolidated subsidiary. For accounting purposes, since the Company does not control the key activities (e.g. operating and maintaining the facility) which most significantly impact economic performance nor does the Company have the obligation to absorb losses or the right to receive benefits that could potentially be significant, the Company is not the primary beneficiary of WAT. Accordingly, the Company accounts for its investment in WAT (a related party) using the equity method of accounting based on its ability to exercise significant influence, but not control, over the key activities of the joint venture. For more information related to this joint venture, see Note 9, “Commitments and Contingencies”.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract Asset. During the third quarter of 2023, the Company advanced a capital contribution of $8.05 million on behalf of its joint venture partner in WAT to fund a workover operation on the Acid Gas Injection (“AGI”) well. Pursuant to the terms of the agreement governing the joint venture, the Company has multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lessor of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance. The Company estimates it will advance additional capital contributions on behalf of its joint venture partner during the fourth quarter of 2023 of approximately $5.5 million to fund the necessary capital to WAT required to sidetrack the AGI well.

(1)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three and nine months ended September 30, 2023 and 2022 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Our financial results depend upon many factors, but are largely driven by the volume of our oil and natural gas production and the price that we receive for that production. Our production volumes will decline as reserves are depleted unless we expend capital in successful development and exploration activities or acquire properties with existing production. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, attempts by foreign oil and natural gas producers to control the global supply, weather, transportation take-away capacity constraints, inventory storage levels, basis differentials and other factors. Accordingly, finding, developing and producing oil and natural gas reserves at economical costs are critical to our long-term success.

When commodity prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. While we use derivative instruments to provide partial protection against declines in oil and natural gas prices, the total volumes we hedge are less than our expected production, vary from period to period based on our view of current and future market conditions, remain consistent with the requirements in effect under our Amended Term Loan Agreement and extend, on a rolling basis, for a limited period of time (generally, four years). These limitations result in our liquidity being susceptible to commodity price declines. Additionally, while intended to reduce the effects of volatile commodity prices, derivative transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the hedge. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

Recent Developments

Preferred Stock Equity Issuance. On March 28, 2023 and September 6, 2023, we sold, in private placements, an aggregate of 25,000 shares and 38,000 shares, respectively, of Series A Convertible Preferred Stock (the “preferred stock”) to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, who represent our largest three existing stockholders (the “Investors”). We received $24.4 million in proceeds, net of $0.6 million in original issue discount, and $37.1 million in proceeds, net of $0.9 million of original issue discount, respectively. The issuances of preferred stock were approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock. Holders of the preferred stock have no voting rights with respect to the shares of preferred stock. The preferred stock is entitled to annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued at a fixed rate of 16.0% annually (“PIK accrual”) at the option of the Company. Currently, our Amended Term Loan Agreement

prohibits the payment of cash dividends. Paid in kind (“PIK”) dividends are cumulative, compound and accrue quarterly in arrears and are added to the Liquidation Preference (defined below) of the preferred stock.

Shares of preferred stock are convertible, subject to conversion ratios and prices stipulated in the certificate of designation of the preferred stock, at any time by the holders of the preferred stock and by Battalion after meeting certain other agreement requirements. Battalion also has the right to redeem the preferred stock in cash at an amount equal to between 100-120% of the Liquidation Preference ($1,000 per share, or $63.0 million, increased for any PIK accruals) determined according to the redemption date. Additionally, in the event of a change of control, holders of the preferred stock have the right to receive, (i) at any time on or prior to 150 days following the closing date, and at the election of the Company, a cash payment equal to the Liquidation Preference or equity consideration equal to the 107.5% of the Liquidation Preference, or (ii) at any time after 150 days following the closing date, a cash payment equal to between 100-120% of the Liquidation Preference determined by the redemption date or conversion into common stock. Until (i) a termination of or certain amendments to the Amended Term Loan Agreement or (ii) one year past the maturity date of the Amended Term Loan Agreement, an election of the cash payment option by holders in a change of control scenario is not permitted. For additional information, see Note 10, “Redeemable Convertible Preferred Stock” to the unaudited condensed consolidated financial statements.

H2S Treating Joint Venture. In May 2022, we entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility (the “Facility”) in Winkler County, Texas. The joint venture, operating as Wink Amine Treater, LLC (“WAT”) (previously Brazos Amine Treater, LLC (“BAT”), has also entered into a Gas Treating Agreement (“GTA”) with us for natural gas production from our Monument Draw area. In exchange for contributing to the joint venture a wellbore with an approved permit for the injection of acid gas and surface land, we retained a 5% equity interest in WAT, an unconsolidated subsidiary. Caracara provided the initial capital for the construction of the Facility, which is expected to have an initial capacity of approximately 30 MMcf per day, and a design capacity to treat up to 10% combined concentrations for H2S and CO2. During commissioning and initial operations, it was determined that additional pressure was required to initiate gas injection. To correct this issue, a positive displacement pump was ordered and has been installed. The Facility’s injection well also experienced pressure communication between the tubing and annular space after an injection procedure. We commenced workover operations to remediate this issue and are exploring alternatives in the event such efforts prove inadequate.

During the third quarter of 2023, additional complications were encountered with the workover operation causing higher than expected costs. To fund this workover operation, we advanced a capital contribution of $8.05 million on behalf of our joint venture partner in WAT. Pursuant to the terms of the agreement governing the joint venture, we have multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lessor of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance. We estimate that we will advance additional capital contributions on behalf of our joint venture partner during the fourth quarter of 2023 of approximately $5.5 million to fund the necessary capital to WAT required to sidetrack the Acid Gas Injection (“AGI”) well.

Our current forecast assumes the AGI facility will be processing 20,000 mcf gas per day in the first quarter of 2024. It is possible that the existing remedial well work could extend past this estimate. Any delays in commissioning past the first quarter of 2024 will result in higher processing fees than currently forecast until such time the facility comes online.

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

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. As of September 30, 2023, we had $42.7 million of cash and cash equivalents, no additional borrowing capacity under the Amended Term Loan Agreement (as defined in Note 5, “Debt” to the unaudited condensed consolidated financial statements) and a total of $95.0 million in debt repayments due through September 2025, including $10.0 million due during the remainder of 2023.

In November 2022, we were required to seek an amendment to our Term Loan Agreement (as defined in Note 5, “Debt” to the unaudited condensed consolidated financial statements) to alleviate Current Ratio covenant compliance requirements through the first quarter of 2023 as a result of reduced commodity prices, higher interest rates, and the high capital costs experienced in our 2022 drilling program, which are by nature difficult to predict and subject to factors outside our control. In the first quarter of 2023, commodity prices, cost conditions and interest rates continued to deteriorate, which further constrained our liquidity. As a result, we projected near-term future covenant breaches (specifically the Current Ratio) beginning with the first quarter of 2023, coupled with inadequate liquidity resources available to fully fund all of our upcoming obligations, including debt repayments and interest, capital expenditures and operating costs. In the absence of additional liquidity from other sources with agreeable economic terms, we obtained $24.4 million in March 2023 and $37.1 million in September 2023 of additional preferred equity funding from our three largest existing stockholders.

Changes to our current business estimates and forecasts, based primarily on recent declines in commodity prices and modifications to our planned drilling schedule to achieve better overall well economics, indicate that we will require additional liquidity to continue our operations and meet our debt covenant requirements for the next 12 months from the issuance of these unaudited condensed consolidated financial statements. In response to these events and conditions, we have continued to execute on a plan to reduce operating and capital costs to improve cash flow, including a reduction in headcount in April 2023 to align with planned drilling activity and the issuance of preferred stock totaling $63.0 million during 2023. We have also obtained a support letter from the Investors to purchase up to an additional $55.0 million of preferred equity securities. When and as needed, we will provide notice to the Investors of our intent to draw the funds necessary to enable us to meet our obligations as they become due. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, cost reduction measures, and the commitment by the Investors to purchase $55.0 million in additional preferred equity, it is probable that we will have sufficient liquidity to fund our operations, meet our debt requirements and maintain compliance with our future debt covenants as described in Note 5, “Debt,” for the next 12 months from the issuance of these unaudited condensed consolidated financial statements. We will, however, continue to pursue alternative liquidity sources which could include entering into other financing arrangements (e.g. future equity raises), a sale of a portion of our non-core assets, seeking capital partners for our drilling program, pursuing strategic merger opportunities or joint ventures, the sale of the Company, or pursuing additional general and administrative or other cost reduction opportunities. Our estimates and forecasts are based upon assumptions that may prove to be incorrect due to many factors that are currently unknown, such as prevailing economic conditions, many of which are beyond our control. In the event the assumptions underlying our estimates and forecasts prove to be incorrect, our operating plans, capital requirements, and covenant compliance may be adversely impacted.

We continuously monitor changes in market conditions and will continue to adapt our operational and capital plans as necessary to strive to maintain sufficient liquidity, meet our drilling requirements, and selectively develop or expand our acreage position, while meeting our debt obligations and maintaining compliance with our restrictive covenants. We continue to explore strategic transactions to address these concerns, while also looking at opportunities to significantly reduce expenses in the near term. In this regard, we continue to consider whether it is advisable to continue to bear the ongoing costs of the listing of our common stock on the NYSE American and of being a reporting company under the Securities Exchange Act of 1934. We believe that we currently qualify to suspend these obligations should we elect to do so. While such a determination has not yet been made, we expect that the cost savings, particularly over the longer term, would be significant; however, as we have noted in the past (see “Risk Factors” in our most recent annual report on Form 10-K), we believe doing so would adversely impact liquidity and the trading price of our common stock.

Accordingly, we will continue to consider the matter while we simultaneously pursue strategic and financial alternatives that may render it unnecessary. However, there can be no assurance that such efforts will succeed, that we will not find it necessary to delist or cease being a reporting company or that absent additional capital, reducing costs or other material favorable developments, we will not experience liquidity and covenant compliance issues in the future.

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

Lastly, actual or anticipated declines in domestic or foreign economic activity or growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the United States or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from international conflicts, efforts to contain the COVID-19 pandemic or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price received for oil and natural gas production or adversely impacting our ability to comply with covenants in our Amended Term Loan Agreement. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations, cash flows and, potentially, compliance with the covenants contained in our Amended Term Loan Agreement.

Debt Obligations. On November 24, 2021, we and our wholly owned subsidiary, Halcón Holdings, LLC (Borrower) entered into the Term Loan Agreement with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders.

On November 14, 2022, we paid approximately $2.4 million and entered into a further Amended Credit Agreement (the “Amended Term Loan Agreement”) with our lenders which modified certain provisions of its original Term Loan Agreement including, but not limited to, our Current Ratio financial covenant, interest rate benchmark, and prepayment premiums, all as further described below.

As of September 30, 2023, we had $210.2 million of indebtedness outstanding and no letters of credit outstanding under the Amended Term Loan Agreement. We currently, as of November 14, 2023, have $4.7 million available for the issuance of letters of credit. The maturity date of the Amended Term Loan Agreement is November 24, 2025. Borrowings under the Amended Term Loan Agreement bear a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.15% plus a fixed applicable margin of 7.5%. The weighted average interest rate on our borrowings for the quarter ended September 30, 2023 was approximately 12.89%.

Our Amended Term Loan Agreement contains a mandatory repayment schedule with $10.0 million due at the end of the fourth quarter in 2023 and first quarter of 2024, $12.5 million due at the end of each of the second and third quarters in 2024 and in the aggregate, $50.0 million due from the third quarter ending September 30, 2024 through the fiscal quarter ending September 30, 2025 as well as a $115.0 million payment due upon maturity. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and all of the equity interests of the Borrower held by us. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

We may elect, at our option, to prepay any borrowing outstanding under the Amended Term Loan Agreement subject to the following prepayment premiums:

Period (after applicable borrowing date(1))	Premium
Months 0-12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13-24	2.00%
Months 25-36	1.00%
Months 37-48	0.00%
(1)	Applicable borrowing dates are November 2021 for the original $200.0 million borrowed and April and November 2022 for the $20.0 million and $15.0 million in delayed draw borrowings, respectively.

We may be required to make mandatory prepayments of the loans under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, we are required to make mandatory prepayments when our Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted approved plan of development (“APOD”) capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance.

The Amended Term Loan Agreement also contains certain financial covenants (as defined), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of September 30, 2023 and each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 2.50 to 1.00 as of September 30, 2023, and each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, as of September 30, 2023 and for each fiscal quarter thereafter.

As of September 30, 2023, we were in compliance with the financial covenants under the Term Loan Agreement.

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

While we have largely been successful in obtaining modifications of our covenants as needed, as evidenced most recently by the amendment of our Term Loan Agreement in November 2022 which reduced the Current Ratio covenant as of September 30, 2022 and each successive quarter through the quarter ended September 30, 2023, there can be no assurance that we will be successful in the future. In the event we are not successful in obtaining future modifications or amendments to our covenants, if needed, there is no assurance that we will be successful in implementing alternatives that allow us to maintain compliance with our covenants or that we will be successful in obtaining alternative financing that provides us with the liquidity that we need to operate our business. Even if successful, alternative sources of financing could prove more expensive than borrowings under our Amended Term Loan Agreement.

Cash Flow

Net increase (decrease) in cash and cash equivalents is summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022

Cash flows provided by operating activities	$11,065	$53,814
Cash flows used in investing activities	(37,106)	(87,780)
Cash flows provided by financing activities	35,905	19,166
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,864	$(14,800)

Operating Activities. Net cash flows provided by operating activities for the nine months ended September 30, 2023 and 2022, respectively were $11.1 million and $53.8 million. Items impacting operating cash flows were (i) lower total operating revenues resulting from an approximate $23.42 per Boe decrease in average realized prices (excluding the impact of hedging arrangements) and lower production volumes for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, partially offset by the impact of settled derivative contracts period over period, (ii) increased operating costs per Boe and increased interest costs in 2023 and (iii) changes in working capital.

Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2023 and 2022 were approximately $37.1 million and $87.8 million, respectively, primarily for drilling and completion activities.

During the nine months ended September 30, 2023, we spent $36.7 million on oil and natural gas capital expenditures, of which $31.6 million related to drilling and completion costs and $4.1 million related to the development of our treating equipment and gathering support infrastructure. During the nine months ended September 30, 2023, our cash capital expenditures included amounts related to the drilling and completion activities that occurred in the fourth quarter of 2022. In the first nine months of 2023, we ran one operated rig in the Delaware Basin and completed and put online one operated well. We also received $1.2 million in proceeds from the sale of oil and natural gas assets that were deemed to be unnecessary for future operations.

During the nine months ended September 30, 2022, we spent $87.0 million on oil and natural gas capital expenditures, of which $77.5 million related to drilling and completion costs and $6.8 million related to the development of our treating equipment and gathering support infrastructure.

Financing Activities. Net cash flows provided by financing activities for the nine months ended September 30, 2023 and 2022 were $35.9 million and $19.2 million, respectively. During the nine months ended September 30, 2023, we received $61.4 million from our Series A preferred stock equity issuance and repaid $25.1 million under our Amended Term Loan Agreement. During the nine months ended September 30, 2022, we borrowed $20.1 million under the first delayed draw of the Tern Loan Agreement.

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

Results of Operations

We reported net losses of $53.8 million and $35.7 million for the three and nine months ended September 30, 2023, respectively, and net income of $105.9 million and $26.2 million for the three and nine months ended September 30, 2022, respectively. The table below sets forth financial information for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands (except per unit and per Boe amounts)	2023	2022	2023	2022
Net (loss) income	$(53,799)	$105,888	$(35,736)	$26,191
Operating revenues:
Oil	43,689	70,406	144,072	206,874
Natural gas	3,668	15,656	8,628	39,296
Natural gas liquids	6,078	12,644	18,893	35,234
Other	671	443	1,927	858
Operating expenses:
Production:
Lease operating	11,152	12,265	34,208	35,698
Workover and other	700	2,559	4,669	4,807
Taxes other than income	3,307	5,613	9,677	15,936
Gathering and other	15,512	16,663	48,857	47,787
General and administrative:
General and administrative	3,878	3,815	14,803	12,531
Stock-based compensation	(686)	683	(1,231)	1,540
Depletion, depreciation and accretion:
Depletion – Full cost	13,070	13,391	43,238	35,872
Depreciation – Other	167	110	488	230
Accretion expense	189	114	561	334
Other income (expenses):
Net (loss) gain on derivative contracts	(53,687)	67,634	(29,741)	(88,134)
Interest expense and other	(6,929)	(5,682)	(24,245)	(13,202)

Production:
Oil – MBbls	539	753	1,905	2,097
Natural Gas - MMcf	2,054	2,352	6,616	7,022
Natural gas liquids – MBbls	288	348	917	924
Total MBoe(1)	1,170	1,493	3,925	4,191
Average daily production – Boe(1)	12,717	16,228	14,377	15,352

Average price per unit (2):
Oil price - Bbl	$81.06	$93.50	$75.63	$98.65
Natural gas price - Mcf	1.79	6.66	1.30	5.60
Natural gas liquids price - Bbl	21.10	36.33	20.60	38.13
Total per Boe(1)	45.67	66.11	43.72	67.14

Average cost per Boe:
Production:
Lease operating	$9.53	$8.22	$8.72	$8.52
Workover and other	0.60	1.71	1.19	1.15
Taxes other than income	2.83	3.76	2.47	3.80
Gathering and other	13.26	11.16	12.45	11.40
General and administrative:
General and administrative	3.31	2.56	3.77	2.99
Stock-based compensation	(0.59)	0.46	(0.31)	0.37
Depletion	11.17	8.97	11.02	8.56
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or natural gas liquids (“NGLs”) based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and NGLs revenues were $53.4 million and $171.6 million for the three and nine months ended September 30, 2023, respectively. Oil, natural gas and NGLs revenues were $98.7 million and $281.4 million for the three and nine months ended September 30, 2022, respectively. The decrease in revenues is primarily attributable to a decrease in our average realized prices and lower production volumes for the nine months ended in September 30, 2023 compared to the same period in 2022. Average realized prices (excluding the effects of hedging arrangements) decreased approximately $20.44 per Boe and $23.42 per Boe, respectively, for the three and nine months ended September 30, 2023 when compared with the same periods in 2022. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Production averaged 12,717 Boe/d and 14,377 Boe/d for the three and nine months ended September 30, 2023, respectively. Production averaged 16,228 Boe/d and 15,352 Boe/d for the three and nine months ended September 30, 2022, respectively. Production was lower for the three and nine months ended September 30, 2023 compared with the same periods in 2022 primarily from midstream disruptions and plant curtailments causing sales per day to be lower on an equivalent basis and natural production declines on producing wells, partially offset by additional operated wells being put online in the third quarter of 2022.

Lease Operating Expenses. Lease operating expenses were $11.2 million and $34.2 million for the three and nine months ended September 30, 2023, respectively. Lease operating expenses were $12.3 million and $35.7 million for the three and nine months ended September 30, 2022, respectively. On a per unit basis, lease operating expenses were $9.53 per Boe and $8.72 per Boe for the three and nine months ended September 30, 2023, respectively. On a per unit basis, lease operating expenses were $8.22 per Boe and $8.52 per Boe for the three and nine months ended September 30, 2022, respectively. The increase in lease operating expenses per Boe for the three months and nine months ended September 30, 2023 compared to the prior year resulted primarily midstream disruptions and plant curtailments causing sales per day to be lower on an equivalent basis.

Workover and Other Expenses. Workover and other expenses were $0.7 million and $4.7 million for the three and nine months ended September 30, 2023, respectively. Workover and other expenses were $2.6 million and $4.8 million for the three and nine months ended September 30, 2022, respectively. On a per unit basis, workover and other expenses were $0.60 per Boe and $1.19 per Boe for the three and nine months ended September 30, 2023, respectively. On a per unit basis, workover and other expenses were $1.71 per Boe and $1.15 per Boe for the three and nine months ended September 30, 2022, respectively. The decreased workover and other expenses for the three months ended September 30, 2023 relate to more significant workover projects undertaken in the prior year.

Taxes Other than Income. Taxes other than income were $3.3 million and $9.7 million for the three and nine months ended September 30, 2023, respectively. Taxes other than income were $5.6 million and $15.9 million for the three and nine months ended September 30, 2022, respectively. Severance taxes are based on realized prices and volumes at the wellhead, while ad valorem taxes are tied to the annual valuation of our properties. As revenues or volumes from oil and natural gas sales increase or decrease, severance taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.83 per Boe and $2.47 per Boe for the three and nine months ended September 30, 2023, respectively. On a per unit basis, taxes other than income were $3.76 per Boe and $3.80 per Boe for the three and nine months ended September 30, 2022, respectively. The decrease in taxes other than income was largely driven by the reduced commodity pricing experienced in 2023 in addition to lower volumes for the three and nine months ended September 30, 2023, compared to the prior year period.

Gathering and Other Expenses. Gathering and other expenses were $15.5 million and $48.9 million for the three and nine months ended September 30, 2023, respectively. Gathering and other expenses were $16.7 million and $47.8 million for the three and nine months ended September 30, 2022, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes, either through our own hydrogen sulfide treating plant or through third parties. On a per unit basis, gathering and other expenses were $13.26 per Boe and $12.45 per Boe for the three and nine months ended September 30, 2023, respectively, and $11.16 per Boe and $11.40 per Boe for the three and nine months ended September 30, 2022, respectively. The increases in gathering and other expenses per Boe are primarily related to midstream disruptions and plant curtailments as well as an increased percentage of total production requiring H2S treatment, compared to 2022, as well as inflationary impacts on costs associated with our own hydrogen sulfide treating plant.

General and Administrative Expense. General and administrative expense was $3.9 million and $14.8 million for the three and nine months ended September 30, 2023, respectively. General and administrative expense was $3.8 million and $12.6 million for the three and nine months ended September 30, 2022, respectively. On a per unit basis, general and administrative expenses were $3.31 per Boe and $3.77 per Boe for the three and nine months ended September 30, 2023, respectively, and were $2.56 per Boe and $2.99 per Boe for the three and nine months ended September 30, 2022, respectively. The increase in general and administrative expense for the three and nine months ended September 30, 2023 compared with prior year periods is primarily associated with an increase in professional fees, partially offset by a decrease in payroll and benefits in connection with the headcount reduction in April 2023.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period.

Depletion expense was $13.1 million and $43.2 million for the three and nine months ended September 30, 2023, respectively. Depletion expense was $13.4 million and $35.9 million for the three and nine months ended September 30, 2022, respectively. On a per unit basis, depletion expense was $11.17 per Boe and $11.02 per Boe for the three and nine months ended September 30, 2023, respectively. On a per unit basis, depletion expense was $8.97 per Boe and $8.56 per Boe for the three and nine months ended September 30, 2022, respectively. The increase in our depletion rate per Boe is primarily due to increased future development costs (tied to market and inflationary increases) associated with proved reserve additions relative to the change in proved reserves.

Net (loss) gain on derivative contracts. We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil, natural gas and NGLs production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations.

For the three and nine months ended September 30, 2023, respectively, we recorded net derivative losses of $53.7 million and $29.7 million ($46.8 million net loss on unsettled contracts and $6.9 million net realized loss on settled contracts for the three months ended September 30, 2023, and $23.5 million net loss on unsettled contracts and $6.3 million net realized loss on settled contracts for the nine months ended September 30, 2023).

For the three and nine months ended September 30, 2022, respectively, we recorded a net derivative gain of $67.6 million and a net derivative loss of $88.1 million ($102.1 million net gain on unsettled contracts and $34.5 million net realized loss on settled contracts three months ended September 30, 2022, and $23.9 million net gain on unsettled contracts and $112.0 million net realized loss on settled contracts for the nine months ended September 30, 2022).

At September 30, 2023, we had a $6.7 million derivative asset ($4.6 million current) and a $71.5 million derivative liability ($36.4 million current).

Interest Expense and Other. Interest expense and other was $6.9 million and $24.2 million for the three and nine months ended September 30, 2023, respectively. Interest expense and other was $5.7 million and $13.2 million for the three and nine months ended September 30, 2022, respectively. Interest expense and other primarily increased in the current year periods due to increased interest rates, an increased average debt balance due to the additional borrowings in April and November of 2022, and amortization/accretion of financing related costs since November 2022 associated with our Amended Term Loan Agreement. Our weighted average interest rate was approximately 12.89% for the quarter ended September 30, 2023 and 12.56% for the nine months ended September 30, 2023. For the fourth quarter of 2023, our interest rate will be approximately 13.04% on outstanding borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments and Hedging Activity

We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil and natural gas prices decline, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include fixed-price swaps, costless collars, basis swaps and WTI NYMEX rolls. The total volumes that we hedge through the use of our derivative instruments varies from period to period; however, our requirement under our Term Loan Agreement, as amended, is to hedge approximately 50% to 85% of our anticipated oil and natural gas production, in varying percentages by year, on a rolling basis for the next four years. Our hedge policies and objectives may change significantly as our operational profile and contractual obligations change but remain consistent with the requirements in effect under our Term Loan Agreement, as amended. We do not enter into derivative contracts for speculative trading purposes.

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of September 30, 2023, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement, as amended. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, “Derivative and Hedging Activities,” for more details.

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

Interest Rate Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are SOFR (and previously, the London Interbank Offered Rate or “LIBOR”) based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At September 30, 2023, the principal amount of our term loan debt was $210.2 million, of which substantially all bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At September 30, 2023, the weighted average interest rate on our variable rate debt was 12.68% per year. If the balance of our variable interest rate debt at September 30, 2023 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.8 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2023. On the basis of this review, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the three or nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 06, 2023, Battalion Oil Corporation entered into a purchase agreement to sell, in a private placement, an aggregate of 38,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) which we reported on Form 8-K filed with the SEC on September 7, 2023.

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

3.1.1

Certificate of Designations of Series A-1 Redeemable Convertible Preferred Stock dated effective September 6, 2023 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed September 7, 2023).

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

10.2

Purchase Agreement, dated September 6, 2023, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 7, 2023).

10.3

Second Amendment to Registration Rights Agreement dated September 6, 2023, by and among Battalion Oil Corporation and each of the parties thereto, as investors (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 7, 2023).

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

BATTALION OIL CORPORATION

November 15, 2023	By:	/s/ MATTHEW B. STEELE
	Name:	Matthew B. Steele
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)