Form 10-K
period 2023-12-31
BATTALION OIL CORP
filed 2024-04-01
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Commission File Number: 001-35467

Battalion Oil Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-0700684
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

820 Gessner Road, Suite 1100, Houston, TX 77024

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

As of March 25, 2024, there were 16,456,563 shares outstanding of registrant’s $.0001 par value common stock. Based upon the closing price for the registrant’s common stock on the New York Stock Exchange as of June 30, 2023, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $21.9 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13, and 14, is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders which will be filed no later than 120 days after December 31, 2023.

Special note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, may be forward-looking statements, should be evaluated as such and may concern, among other things, the structure, timing and completion of the proposed Merger (as defined below); any anticipated effects of the announcement, pendency or completion of the proposed Merger on the value of our common stock; ability to obtain any required regulatory approvals in connection with the proposed Merger; expenses related to the proposed Merger and any potential future costs; planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in prices for oil, natural gas and natural gas liquids;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars,

which may be subject to inflation caused by labor shortages, supply shortages and increased demand, and other inflationary pressures

●	our ability to secure adequate sour gas treating and/or sour gas take-away capacity, including the acid gas treatment facility for our Monument Draw area attaining targeted production volumes and costs in treating our sour gas;
●	drilling and operating risks, including accidents, equipment failures, fires, and releases of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including, but not limited to, additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	our ability to pursue and integrate strategic mergers and acquisitions;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;
●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;
●	exploration and development risks;
●	our ability to retain key members of senior management, the board of directors and key technical employees;

●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, such as the conflict between Ukraine and Russia, and acts of terrorism or sabotage;
●	impacts of climate regulations;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions in the United States will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access capital;
●	impacts and potential risks related to actual or anticipated pandemics, including any associated impact to our operations, financial results, liquidity, contractors, customers, employees and vendors;
●	impacts and potential risks of extreme weather;
●	other economic, competitive, governmental, regulatory, legislative, including federal and state regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;
●	our insurance coverage may not adequately cover all losses that we may sustain; and
●	title to the properties in which we have an interest which may be impaired by title defects.

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

PART I

ITEM 1. BUSINESS

Overview

Unless the context otherwise requires, all references in this report to “Battalion,”, “the Company”, “our,” “us,” and “we” refer to Battalion Oil Corporation and its subsidiaries, as a common entity. Battalion is the successor reporting company to Halcón Resources Corporation (“Halcón”). On January 21, 2020, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect a change of our corporate name from Halcón Resources Corporation to Battalion Oil Corporation.

We are an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States. Our properties and drilling activities are currently focused in the Delaware Basin, where we have an extensive drilling inventory that we believe offers attractive long-term economics.

Our working interests in 39,867 net acres in the Delaware Basin as of December 31, 2023 are in Pecos, Reeves, Ward and Winkler Counties, Texas. This resource play is characterized by high oil and liquids-rich natural gas content in thick, continuous sections of source rock that can provide repeatable drilling opportunities and significant initial production rates. Our primary targets in this area are the Wolfcamp and Bone Spring formations. As of December 31, 2023, we had 90 operated wells producing in this area in addition to minor working interests in 19 non-operated wells. Our average daily net production from this area for the year ended December 31, 2023 was 13,784 Boe/d.

At December 31, 2023, our estimated total proved oil and natural gas reserves were approximately 68.1 MMBoe, consisting of 34.6 MMBbls of oil, 14.9 MMBbls of NGLs and 111.7 Bcf of natural gas, as prepared by our independent reserve engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”). Reserves were prepared using a crude oil price of West Texas Intermediate (“WTI”) of $78.21 per Bbl and a Henry Hub natural gas price of $2.64 per MMBtu, based on the preceding 12-month first day of the month average spot prices as required by the Securities and Exchange Commission (the “SEC”). Approximately 59% of our estimated proved reserves were classified as proved developed and we maintain operational control of 99.9% of our estimated proved reserves as of December 31, 2023.

Business Strategy

Our primary long-term objective is to increase stockholder value by safely and cost-effectively increasing our production of oil, natural gas and NGLs, adding to our proved reserves and growing our inventory of economic drilling locations, while acting as a responsible corporate citizen in the communities in which we operate. To accomplish this objective, we intend to execute the following business strategies:

●	Develop our Liquids-Rich Acreage Positions to Grow Production and Reserves Efficiently. We intend to drill and develop our multi-zone resource play to maximize value and resource potential. Our near-term development plans are focused on acreage preservation primarily in our liquids-rich Monument Draw area, maintaining production levels, and developing through the drilling and completion of new wells.

●	Enhance Returns Through Continued Improvements in Operational and Cost Efficiencies. We are the operator for substantially all of our acreage, which gives us control, to some extent, over the timing of capital expenditures, execution and costs. It also allows us to adjust our capital spending based on drilling results and the economic environment. As operator, we are able to evaluate industry drilling results and implement improved operating practices that may enhance our initial production rates, ultimate recovery factors and rate of return on invested capital. We continue to focus on cost-saving measures including reducing corporate administrative expenses and pursuing operational efficiencies.

●	Maintain Adequate Liquidity. Our management team is focused on maintaining adequate liquidity while pursuing our near-term development plans. We believe our internally-generated cash flows from operations, cash on hand, and preferred equity funding and commitments during 2023 as further described below will provide us with sufficient liquidity to execute our capital and operating program over the next twelve months, address near-term debt maturities of approximately $50.1 million in 2024, and maintain compliance with our debt covenants. We also employ a hedging program to reduce the variability of our cash flows used to support our capital spending. As of December 31, 2023, we have no additional borrowing capacity under our current Amended Term Loan Agreement, and as such, we will continue to pursue additional sources of liquidity and cost-saving opportunities further described in Item 7, Management’s Discussion and Analysis, “Capital Resources and Liquidity”.
●	Attain Growth Through Strategic Business Combinations. From time to time, we may pursue merger and acquisition opportunities to meet our strategic and financial targets, including the maintenance of a conservative leverage position. Selective business combinations provide opportunities to acquire high quality assets complementary to our acreage, expand our drilling inventory and gain operational scale. We believe our management team’s geologic and engineering expertise, particularly in the Permian Basin, provides a competitive advantage in the identification of acquisition targets and evaluation of resource potential.

Our ability to achieve our business strategy is subject to numerous risks and uncertainties, many of which are beyond our control. Additional information regarding our risks can be found in Item 1A. Risk Factors.

Recent Developments

●	Merger with Fury Resources. On December 14, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fury Resources, Inc. (“Parent”) and San Jacinto Merger Sub, Inc (“Merger Sub”), a direct wholly-owned subsidiary of Parent, pursuant to which Parent will acquire all of the outstanding shares of common stock of the Company for $9.80 per share in cash, which represents a total transaction value of approximately $450.0 million (the “Merger”). The preferred stock (as defined below) of the Company held by the Investors (as defined below) will be contributed to Parent in exchange for new preferred shares of Parent, or sold to Parent for cash, in each case at a valuation based on the conversion or redemption value of such preferred stock. If the Merger is consummated, our shares of common stock will no longer trade on the NYSE American and will be deregistered under the Securities Exchange Act of 1934, as amended. As a result, we will become a private company. The Merger is expected to close in the second quarter of 2024, subject to various customary closing conditions, such as the approval of Battalion’s stockholders. For a further discussion of the merger and redemption and conversion provisions associated with the preferred stock, refer to Item 7. Management’s Discussion and Analysis, “Recent Developments.”

●	Preferred Stock Equity Issuances. On November 8, 2023, we obtained an additional support letter from Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, who represent our largest three existing shareholders (the “Investors”) to purchase additional preferred equity securities in an amount up to $55.00 million over the next 12 months. An aggregate of 35,000 shares of preferred stock were sold on December 15, 2023 under such support letter to the Investors for proceeds of $34.1 million, net of $0.9 million of original issue discount. At December 31, 2023, $20.0 million remained available for issuance under the support letter from the Investors. The issuances of preferred stock were approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock. For a further discussion of the redemption and conversion provisions associated with the preferred stock, refer to Item 7. Management’s Discussion and Analysis, “Capital Resources and Liquidity”.
●	H2S Treating Joint Venture. In May 2022, we entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility (the “Facility”) in Winkler County, Texas. The joint venture, operating as Wink Amine Treater, LLC (“WAT”) (previously Brazos Amine Treater, LLC (“BAT”)), has also entered into a Gas Treating Agreement (“GTA”) with us for natural gas production from our Monument Draw area. In exchange for contributing to the joint venture a wellbore with an approved permit for the injection of acid gas and surface land, we retained a 5% equity interest in WAT, an unconsolidated subsidiary. Caracara provided the initial capital for the construction of the Facility, which is expected to have an initial capacity of approximately 30 MMcf per day, and a design capacity to treat up to 10% combined concentrations for H2S and CO2. During commissioning and initial operations, it was determined that additional pressure was required to initiate gas injection. To correct this issue, a positive displacement pump was ordered and installed. The Facility’s injection well also experienced pressure communication between the tubing and annular space after an injection procedure. We commenced workover operations to remediate this issue and such workover operations on the well and injection tests were completed.

During the third quarter of 2023, additional complications were encountered with the workover operation causing higher than expected costs. To fund this workover operation, we advanced capital contributions totaling approximately $15.1 million during the year ended December 31, 2023 on behalf of our joint venture partner in WAT. Pursuant to the terms of the agreement governing the joint venture, we believe we have multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lesser of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance.

We advanced additional capital contributions on behalf of our joint venture partner during the first quarter of 2024 of approximately $3.0 million to fund WAT with the necessary capital required to complete the sidetrack of the Acid Gas Injection (“AGI”) well. Workover operations on the well and injection tests have now been successfully completed. WAT is now ramping up operations and our current forecast assumes the AGI facility will be processing 20,000 Mcf of natural gas per day by the second quarter of 2024.

For further details on the joint venture arrangement, see Item 7. Management’s Discussion and Analysis on Financial Condition - “Recent Developments”.

Risk Management

We have designed a risk management policy for the use of derivative instruments to provide initial protection against certain risks relating to our ongoing business operations, such as commodity price declines and price differentials between the NYMEX commodity price and the index price at the location where our production is sold. Derivative contracts are utilized to hedge our exposure to price fluctuations and reduce the variability in our cash flows associated with anticipated sales of future oil and natural gas production. Our requirement, under our Amended Term Loan Agreement, is to hedge approximately 50% to 85% of our anticipated oil and natural gas production, in varying percentages by year, and on a rolling basis for the next four years. However, our decision on the price at which we choose to hedge our production is based in part on our view of current and future market conditions. Our hedge policies and objectives change as our operational profile changes but remain consistent with the requirements in effect under our Amended Term Loan Agreement. Our future performance is subject to commodity price risks and our future cash flows from operations may be volatile. We do not enter into derivative contracts for speculative trading purposes.

While there are many different types of derivatives available, we typically use fixed-price swaps, costless collars, basis swaps and WTI NYMEX roll agreements to attempt to manage price risk. The fixed-price swap agreements call for payments to, or receipts from, counterparties depending on whether the index price of oil or natural gas for the period is greater or less than the fixed price established for the period contracted under the fixed-price swap agreement. Costless collar agreements are put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. All costless collar agreements provide for payments to counterparties if the settlement price under the agreement exceeds the ceiling and payments from the counterparties if the settlement price under the agreement is below the floor. Basis swaps effectively lock in a price differential between regional prices (i.e. Midland) where the product is sold and the relevant pricing index under which the oil production is hedged (i.e. Cushing). WTI NYMEX roll agreements account for pricing adjustments to the trade month versus the delivery month for contract pricing.

It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. As of December 31, 2023, we did not post collateral under any of our derivative contracts as they are secured under our Amended Term Loan Agreement. We will continue to evaluate the benefit of employing derivatives in the future. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Consolidated Financial Statements and Supplementary Data—Note 7, “Derivative and Hedging Activities,” for additional information.

Oil and Natural Gas Reserves

The proved reserves estimates reported herein for the years ended December 31, 2023 and 2022, have been independently evaluated by NSAI, our independent reserve engineering firm. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in their reserves reports incorporated herein each have over 20 years of industry experience. Each meet or exceed the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Our board of directors has established a reserves committee composed of independent directors with experience in energy company reserve evaluations. Our independent engineering firm reports jointly to the reserves committee and to our Director of Corporate Development and Reserves. The reserves committee is charged with ensuring the integrity of the process of selection and engagement of the independent engineering firm and in making a recommendation to our board of directors as to whether to approve the report prepared by our independent engineering firm. Our Vice President of Strategy and Planning is primarily responsible for overseeing the preparation of the annual reserve report by NSAI. He has approximately 14 years of oil and natural gas operations experience and has earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University, a Master of Business Administration degree from Rice University and is an active member of the Society of Petroleum Engineers.

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

Proved reserve estimates are based on the unweighted arithmetic average prices on the first day of each month for the 12-month period ended December 31, 2023. Average prices for the 12-month period were as follows: WTI crude oil spot price of $78.21 per Bbl, adjusted by lease or field for quality, transportation fees, and market differentials and a Henry Hub natural gas spot price of $2.64 per MMBtu, adjusted by lease or field for energy content, transportation fees, and market differentials. All prices and costs associated with operating wells were held constant in accordance with SEC guidelines.

The following table presents certain proved reserve information as of December 31, 2023 (dollars in thousands):

Proved Reserves (MBoe)(1)
Developed	40,129
Undeveloped	27,978
Total	68,107
PV-10(2)	$613,238
Discounted Future Income Taxes	(14,757)
Standardized measure of discounted future net cash flows	$598,481
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-U.S. GAAP financial measure as defined by the SEC. We believe that the presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. Refer to the reconciliation of our PV-10 to the standardized measure of discounted future net cash flows in the table above.

The following table presents estimated proved reserves at December 31, 2023:

	Proved	Proved	Total
	Developed	Undeveloped	Proved
Oil (MBbls)	18,626	15,996	34,622
Natural Gas Liquids (MBbls)	9,661	5,199	14,860
Natural Gas (MMcf)	71,051	40,698	111,749
Equivalent (MBoe)(1)	40,129	27,978	68,107
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.

At December 31, 2023, total estimated proved reserves were approximately 68.1 MMBoe, a 23.9 MMBoe net decrease from the previous year’s estimate of 92.0 MMBoe. Proved developed reserves of 40.1 MMBoe decreased approximately 6.2 MMBoe from December 31, 2022 primarily as a result of negative revisions of 3.6 MMBoe and production of 5.0 MMBoe offset by proved undeveloped (“PUD”) reserve development of 2.4 MMBoe. PUD reserves of 27.9 MMBoe decreased approximately 17.7 MMBoe from December 31, 2022 as a result of the transfer of 2.4 MMBoe to proved developed producing reserves and downward revisions of 15.3 MMBoe due primarily to the removal of 13.0 MMBoe of PUDS due to decreased activity associated with managing cash flow, servicing debt and financial covenants, and ongoing work to recapitalize the business coupled with a downward revision of 2.3 MMBoe due to decreased SEC prices. All of our PUD reserves are planned to be developed within five years from the date they were initially recorded. During 2023, approximately $33.0 million in capital expenditures went toward the development of PUD reserves, which includes drilling, completion and other facility costs associated with developing PUD wells.

Reliable technologies were used to determine areas where PUD locations are more than one offset location away from a producing well. These technologies include seismic data, wire line openhole log data, core data, log cross-sections, performance data and statistical analysis. In such areas, this data demonstrated consistent, continuous reservoir characteristics in addition to significant quantities of economic estimated ultimate recoveries from individual producing wells. We relied only on production flow tests and historical production data, along with the reliable geologic data mentioned above to estimate proved reserves. No other alternative methods or technologies were used to estimate proved reserves. Out of total PUD reserves of 27.9 MMBoe at December 31, 2023, 12.7 MMBoe were associated with 16 gross PUD locations that were more than one offset location from a producing well.

The estimates of quantities of proved reserves contained in this report were made in accordance with the definitions contained in SEC Release No. 33-8995, Modernization of Oil and Gas Reporting. For additional information on our estimates of oil and natural gas reserves, the preparation of such estimates by NSAI and other information about our oil and natural gas reserves including a table detailing the changes by year of our proved reserves, see Item 8. Consolidated Financial Statements and Supplementary Data—“Supplemental Oil and Gas Information (Unaudited).” We account for our oil and natural gas producing activities using the full cost method of accounting in accordance with SEC regulations which is further described in Item 8. Consolidated Financial Statements and Supplementary Data—Note 4, “Oil and Natural Gas Properties.”

Wells and Acreage

Our principal properties consist of leasehold interests in developed and undeveloped oil and natural gas properties and the reserves associated with these properties.

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2023 and 2022. Shut-in wells currently not capable of production are excluded from the well information below.

	Years Ended December 31,
	2023		2022
	Gross	Net	Gross	Net
Oil	109	86.2	111	91.2
Natural Gas	—	—	9	6.9
Total	109	86.2	120	98.1

The table below sets forth the results of our drilling activities for the periods indicated:

	Years Ended December 31,
	2023		2022
	Gross	Net	Gross	Net
Development Wells:
Productive (1)	3	3.0	9	8.5
Dry	—	—	—	—
Total Development	3	3.0	9	8.5
Total Wells:
Productive (1)	3	3.0	9	8.5
Dry	—	—	—	—
Total	3	3.0	9	8.5
(1)	Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly extension or exploratory wells where there is no production history.

We had no exploratory or extension wells drilled for the years ended December 31, 2023 and 2022.

We own interests in developed and undeveloped oil and natural gas acreage in the locations set forth in the table below. These ownership interests generally take the form of working interests in oil and natural gas leases that have varying provisions. The following table presents a summary of our acreage interests as of December 31, 2023:

	Developed Acreage		Undeveloped Acreage		Total Acreage
State	Gross	Net	Gross	Net	Gross	Net
Texas	33,113	30,871	9,927	8,996	43,040	39,867

Generally, our oil and natural gas leases remain in force as long as production in paying quantities is maintained. Leases on our undeveloped oil and natural gas acreage are either categorized as “held by production” or perpetuated by continuous development clauses contained in our leases or tolling agreements. Of our 8,996 net undeveloped acres at December 31, 2023, approximately 5,300 acres are subject to continuous development clauses and 3,692 acres are “held by production.” We continually review our acreage subject to these clauses or agreements when determining our drilling program.

Production Volumes, Sales Prices, and Average Costs

The following table summarizes our oil, natural gas and NGLs production volumes, average sales price per unit and average costs per unit:

	Years Ended December 31,
	2023	2022
Production:
Crude oil - MBbls	2,415	2,837
Natural gas - MMcf	8,718	9,337
Natural gas liquids - MBbls	1,163	1,242
Total MBoe (1)	5,031	5,635
Average daily production - Boe (1)	13,784	15,438

Average price per unit (excluding impact of settled derivatives):
Crude oil price - Bbl	$76.04	$94.36
Natural gas price - Mcf	1.27	4.95
Natural gas liquids price - Bbl	20.48	35.02
Barrel of oil equivalent price - Boe (1)	43.43	63.43

Average price per unit (including impact of settled derivatives)(2):
Crude oil price - Bbl	$68.28	$53.54
Natural gas price - Mcf	2.36	3.40
Natural gas liquids price - Bbl	20.48	35.02
Barrel of oil equivalent price - Boe (1)	41.59	40.31

Average cost per Boe:
Production:
Lease operating	$8.92	$8.54
Workover and other	1.42	1.19
Taxes other than income	2.37	3.28
Gathering and other	12.64	11.38
Total average cost	25.35	24.39
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Cash paid on, or cash received from, settled derivative contracts are reflected as “Net gain (loss) on derivative contracts” in the consolidated statements of operations, consistent with our decision not to elect hedge accounting.

Realized prices differ from the applicable spot prices due to lease or field quality, energy content, transportation fees and market differentials.

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

Other Business Matters

Markets and Major Customers

The purchasers of our oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, we have not experienced any significant losses from uncollectible accounts. In 2023, two individual purchasers of our production, Western Refining Company L.P. and Sunoco Inc., each accounted for more than 10% of total sales, collectively representing 79% of our total sales for the year. In 2022, three individual purchasers of our production, Western Refining Company L.P., Sunoco Inc. and Targa Resources Inc., each accounted for more than 10% of total sales, collectively representing 82% of our total sales for the year.

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

Environmental Regulations

Our operations are subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the United States Environmental Protection Agency (the “EPA”), issue regulations to implement and enforce these laws, which often require difficult and costly compliance measures. Among other things, environmental regulatory programs typically govern the permitting, construction and operation of a facility. Many factors, including public perception, can materially impact the ability to secure an environmental construction or operation permit. Failure to comply with environmental laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, which could result in liability for environmental damages and cleanup costs without regard to negligence or fault on our part.

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

In the ordinary course of our operations, we do handle materials that may be subject to extensive existing RCRA regulations or that may be classified as hazardous substances under CERCLA. From time to time, releases of those materials have occurred at locations we own or at which we have operations. Under CERCLA, RCRA and analogous state laws, we have been and may be required to remove or remediate such materials.

Water Discharges

Our operations also may be subject to the federal Clean Water Act and analogous state statutes. Those laws regulate discharges of wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, and costs to remediate and pay natural resources damages. These laws also require the preparation and implementation of spill prevention, control, and countermeasure plans in connection with on-site storage of significant quantities of oil. In the event of a discharge of oil into United States waters, we could be liable under the Oil Pollution Act for cleanup costs, damages and economic losses.

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

Air Emissions

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through permitting programs and the imposition of other requirements. In addition, the EPA has developed and may continue to develop stringent regulations governing emissions of toxic air pollutants at specified sources, including oil and natural gas production facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. Our operations, or the operations of service companies engaged by us, may in certain circumstances and locations, be subject to permits and restrictions under these statutes for emissions of air pollutants.

In 2012, 2016 and 2023, the EPA issued air regulations for the oil and natural gas industry that address emissions from certain new sources of volatile organic compounds, sulfur dioxide, air toxics, and methane. The rules included the first federal air standards for oil and natural gas wells that are hydraulically fractured, or refractured, as well as requirements for other processes and equipment, including storage tanks. Compliance has imposed, and will impose, additional requirements and costs on our operations.

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

Climate Change

Various studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response, governments increasingly have been adopting domestic and international climate change regulations that require reporting and reductions of the emission of such greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning oil, natural gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change, the Kyoto Protocol and the Paris Agreement address greenhouse gas emissions, and several countries, including those comprising the European Union, have established greenhouse gas regulatory systems. In the United States, at the state level, many states, either individually or through multi-state regional initiatives, have been implementing legal measures to reduce emissions of greenhouse gases, primarily through emission inventories, emissions targets, product bans, greenhouse gas cap and trade programs or incentives for renewable energy generation, while others have considered adopting such greenhouse gas programs.

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

In addition, the Obama Administration developed a Strategy to Reduce Methane Emissions that was intended to result in a 40-45% decrease in methane emissions by 2025 from the oil and natural gas industry as compared to 2012 levels. Consistent with that strategy, the EPA issued air rules for oil and natural gas production sources, and the federal

Bureau of Land Management (“BLM”) promulgated standards (later vacated) for reducing venting and flaring on public lands.

The Trump Administration tried to roll back many of the Obama-era climate change policies and rules. But shortly after his inauguration, President Biden accepted the Paris Agreement on behalf of the United States, declared climate considerations an essential part of the United States’ foreign policy, limited new oil and natural gas leases on federal lands, and directed federal agencies to incorporate climate change considerations in their operations. New federal programs relating to climate change appear to be likely through at least 2024. For example, EPA announced new final regulations in December 2023 that impose more comprehensive restrictions on emissions of methane (a greenhouse gas) and volatile organic compounds from new, existing, and modified facilities in the oil and gas sector (such as wells and storage tank batteries). Among other things, the rule sets new emissions standards for certain equipment; requires routine monitoring for and repair of leaks at well sites, centralized production facilities, and compressor stations; limits flaring from existing oil wells; and prohibits flaring from new oil wells. In addition, BLM has proposed new rules to reduce venting, flaring and leaks from oil and gas production on public lands. Aside from new controls, the 2022 Inflation Reduction Act creates incentives designed to increase use of electric cars and fuels other than oil and natural gas. That statute imposes a fee on certain excess methane emissions from oil and gas facilities of $900 per metric ton of methane for 2024, $1,200 per metric ton for 2025, and $1,500 per metric ton each year thereafter.

Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur additional operating costs, such as costs to purchase and operate emissions control systems or other compliance costs, and reduce demand for our products.

The National Environmental Policy Act

Oil and natural gas exploration and production activities may be subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects.

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

Human Capital

Employees

At Battalion, our success is delivered through our highly capable and diverse workforce. Our team is comprised of individuals with extensive technical, industry and other professional experience. By recruiting, hiring and retaining an experienced and diverse team, we are able to leverage years of experience, new ideas and problem solving in a collaborative environment. As of December 31, 2023, we had 38 full-time employees. We also engage the services of independent contractors and consultants along with certain professional service firms to support our work in specific areas. We have no collective bargaining agreements with our employees. We believe that we have good relations with our employees.

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

Principal Office

As of December 31, 2023, we lease corporate office space in Houston, Texas at 820 Gessner Road.

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

ITEM 1A. RISK FACTORS

Risk Factors Summary

The following is a summary of the principal factors that make an investment in our common stock speculative or risky.

●	Failure to complete, and delays in completing, the Merger (as defined below) which could materially and adversely affect our results of operations and our stock price.
●	We will continue to incur substantial transaction-related costs in connection with the Merger.
●	If the Merger does not close for any reason, it may increase the potential that we elect to “go dark”.
●	We and our directors and officers are, and may continue to be, subject to lawsuits relating to the Merger.
●	If the merger does not close, we may be unable to either redeem or pay cash dividends on the outstanding shares of our Redeemable Preferred Stock, resulting in increases in the liquidation preference of the Redeemable Preferred Stock and the right of the holders of Redeemable Preferred Stock to receive a greater number of shares of our common stock in the event such holders elect to exercise their conversion rights. Consequently, the financial and voting interests in our Company of the holders of our common stock may be diluted.
●	We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.
●	The opinion of the financial advisor delivered to our Board prior to the signing of the Merger Agreement (as defined below) did not reflect changes in circumstances since the date of such opinion.
●	Oil and natural gas prices are volatile, and low prices could have a material adverse impact on our business.
●	We may have difficulty financing our planned capital expenditures which could adversely affect our growth.
●	Failure to comply with the covenants in our Amended Term Loan Agreement may limit our ability to borrow, result in an event of default and cause amounts outstanding under our Amended Term Loan Agreement to become immediately due and payable.
●	Unless we replace our reserves, our reserves and production will decline, which would adversely affect our financial condition, results of operations and cash flows.
●	Historically, we have had substantial indebtedness and we may incur substantially more debt in the future. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.
●	Estimates of proved oil and natural gas reserves involve assumptions and any material inaccuracies in these assumptions will materially affect the quantities and the value of our reserves.
●	We are subject to various contractual limitations that affect the discretion of our management in operating our business.
●	Federal legislation and rulemaking could have an adverse impact on our ability to use derivative instruments to reduce the effects of commodity prices, interest rates and other risks associated with our business.
●	We cannot be certain that the insurance coverage maintained by us will be adequate to cover all losses that may be sustained in connection with all oil and natural gas activities.

●	Our ability to use net operating loss carryforwards and realized built in losses to offset future taxable income for United States federal income tax purposes is subject to limitation.
●	We may be required to take non-cash asset write-downs.
●	Hedging transactions may limit our potential gains and increase our potential losses.
●	We are substantially dependent upon our drilling success on our Delaware Basin properties.
●	Our exploration and development drilling efforts and the operation of our wells may not be profitable or achieve our targeted rates of return.
●	Increasing attention to environmental, social and corporate governance (“ESG”) matters may impact our business.
●	We could experience periods of higher costs for various reasons, including due to higher commodity prices, increased drilling activity in the Delaware Basin and trade disputes or inflation that affect the costs of steel and other raw materials that we and our vendors rely upon, which could adversely affect our ability to execute our exploration and development plans on a timely basis and within budget.
●	We may not be able to drill wells on a substantial portion of our acreage.
●	Certain of our undeveloped leasehold acreage could expire if we are unable to meet continuous development clauses or similar provisions in our leases requiring development of our undeveloped acreage and/or maintaining production on units containing the acreage.
●	Our oil and natural gas activities are subject to various risks that are beyond our control.
●	Our ability to sell our production and/or receive market prices for our production may be adversely affected by transportation capacity constraints and interruptions.
●	Our strategy involves drilling in shale formations, using horizontal drilling and modern completion techniques. The results of our drilling program using these techniques may be subject to more uncertainties than conventional drilling programs. These uncertainties could result in an inability to meet our expectations for reserves and production.
●	Title to the properties in which we have an interest may be impaired by title defects.
●	We depend substantially on the continued presence of key personnel for critical management decisions and industry contacts.
●	There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.
●	Future sales of our common stock in the public market or the issuance of securities senior to our common stock, or the perception that these sales may occur, could adversely affect the trading price of our common stock and our ability to raise funds in stock offerings.
●	We may choose to delist our securities from NYSE American and deregister our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and would result in less disclosure about the Company.
●	We are subject to complex federal, state, local and other laws and regulations that frequently are amended to impose more stringent requirements that could adversely affect the cost, manner or feasibility of doing business.
●	Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
●	Regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and natural gas.
●	Our operations substantially depend on the availability of water. Restrictions on our ability to obtain, dispose of or recycle water may impact our ability to execute our drilling and development plans in a timely or cost-effective manner.
●	Events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating and financial results.
●	A financial downturn could negatively affect our business, results of operations, financial condition and liquidity.
●	We depend on computer, telecommunications and information technology systems to conduct our business, and failures, disruptions, cyber-attacks or other breaches in data security could significantly disrupt our business operations, create liability and increase our costs.

Risks Related to the Proposed Merger

Failure to complete, and delays in completing, the Merger with could materially and adversely affect our results of operations and our stock price.

On December 14, 2023, we entered into the Merger Agreement with Fury Resources, Inc. (“Parent”) and San Jacinto Merger Sub, Inc (“Merger Sub”), a direct wholly-owned subsidiary of Parent, pursuant to which Parent will acquire all of the outstanding shares of common stock of the Company. The consummation of the Merger is subject to a number of conditions, including certain financing conditions, that must be satisfied by Parent and Merger Sub, as well as other conditions, a number of which are not within our control. Failure to satisfy the conditions to the Merger could prevent, delay or otherwise materially and adversely affect the completion of the Merger. We can provide no assurance that all closing conditions will be satisfied or as to the terms, conditions and timing or of the completion of the Merger. We also cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the Merger to be consummated include, but are not limited to, the following:

•	under some circumstances, we may be required to pay a termination fee of $3.5 million;
•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory, and other costs relating to the Merger regardless of whether the Merger is consummated;
•	we may experience negative reactions from financial markets or the trading price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the Merger will be completed;
•	the attention of our management and employees may have been diverted by the Merger;
•	we and our directors and officers could be subject to litigation relating to the Merger, including relating to any failure to complete the Merger;
•	the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with us following completion of the Merger;
•	the potential loss of, and negative reactions from business partners or those with whom we are seeking to establish business relationships, due to uncertainties about the Merger, and;
•	under the Merger Agreement, we are subject to certain restrictions prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and stock price. If the Merger is not consummated and one or more of these events occur, such as payment of a termination fee or other significant transaction costs in connection with the Merger, our cash balances and other outstanding indebtedness at that time could be materially and adversely impacted and our options for sources of financing or refinancing could be more limited than if we had not pursued the Merger. If the Merger is not completed, there can be no assurance that these risks will not materialize and will not materially and adversely affect our stock price, business, financial condition, results of operations or cash flows.

We will continue to incur substantial transaction-related costs in connection with the Merger.

We have incurred significant legal, advisory and financial services fees in connection with Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory authorities. Any delays in the consummation of the Merger could increase these costs significantly.

If the Merger does not close for any reason, it may increase the potential that we elect to “go dark”.

As noted elsewhere herein, we have recently considered the advisability of taking steps to delist our securities with the NYSE American and discontinue our obligations to make periodic filings with the SEC by deregistering our securities with the SEC (i.e., “going dark”) so as to reduce ongoing costs and expenses, while simultaneously pursuing strategic transactions that might render such action unnecessary. We have incurred substantial additional expenses in connection with the Merger and may find it advisable to follow through on a plan to go dark should the Merger Agreement be terminated or the Merger not close for any reason.

We and our directors and officers are, and may continue to be, subject to lawsuits relating to the Merger.

Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order enjoining, prohibiting or otherwise making illegal the consummation of the Merger shall have been issued by any governmental authority, including a court. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on our liquidity and financial condition or could prevent the Merger from being completed.

If the Merger does not close, we may be unable to either redeem or pay cash dividends on the outstanding shares of our Redeemable Preferred Stock, resulting in increases in the liquidation preference of the Redeemable Preferred Stock and the right of the holders of the Redeemable Preferred Stock to receive a greater number of shares of our common stock in the event such holders elect to exercise their conversion rights. Consequently, the financial and voting interests in our Company of the holders of our common stock may be diluted.

As noted elsewhere herein, the Company has issued shares of Redeemable Preferred Stock with an initial aggregate liquidation value of $98.0 million. Dividends are payable on the Redeemable Preferred Stock at a rate of 14.5% per annum; however, in the event the Company does not declare and pay dividends in cash when due, the dividend rate increases to 16.0% per annum and is added to the liquidation value of the Redeemable Preferred Stock. The Company has heretofore not paid dividends on the Redeemable Preferred Stock in cash and is not expected to in the future. Accordingly, the liquidation value of the Redeemable Preferred Stock is increasing and would be expected to increase in the future. In addition to other rights, the holders of the Redeemable Preferred Stock are also entitled generally to convert their shares of Redeemable Preferred Stock into shares of our common stock by dividing a “conversion price” specified in the terms of the Redeemable Preferred Stock into the then current liquidation preference of the Redeemable Preferred Stock, such that increases in the liquidation preference may ordinarily result in an increase in the number of shares of common stock received by such holder upon conversion. Accordingly, if the Merger does not close and the Company is unable to redeem the Redeemable Preferred Stock or is unable to pay, or elects not to pay, dividends on the Redeemable Preferred Stock in cash, the liquidation preference of the Redeemable Preferred Stock will continue to increase, thereby diluting the financial interests of the holders of our common stock in our Company and diluting the voting interests of the holders of our common stock to the extent holders of the Redeemable Preferred Stock elect to convert such shares into shares of our common stock.

We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on our employees, customers, suppliers and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause other business partners who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock.

The opinion of the financial advisor delivered to our Board prior to the signing of the Merger Agreement did not reflect changes in circumstances since the date of such opinion.

The opinion of Houlihan Lokey, the financial advisor to the Company in connection with the Merger, was delivered to the our Board on December 14, 2023, and was dated December 14, 2023. Changes in our operations and prospects, general market and economic conditions and other factors that were beyond our control may have significantly altered the Company’s value or the price of shares of our common stock by the time the Merger is completed. The opinion does not speak as of the time the Merger will be completed or as of any date other than the date of such opinion.

Financial and Liquidity Risk Factors

Oil, NGL and natural gas prices are volatile, and low prices could have a material adverse impact on our business.

Our revenues, profitability, future growth and the carrying value of our properties depend substantially on prevailing oil, NGL and natural gas prices. Prices also affect the amount of cash flow we have available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and natural gas that we can economically produce and have an adverse effect on the value of our properties.

Oil, NGL and natural gas prices are volatile. Among the factors that affect volatility are:

●	domestic and foreign supplies of oil, NGLs and natural gas;
●	the ability of members of the Organization of Petroleum Exporting Countries and other oil exporting countries, including Russia, to agree upon and maintain production quotas;
●	social unrest and political instability, particularly in major oil and natural gas producing regions outside the United States, such as the Middle East, and armed conflict or terrorist attacks;
●	the level of consumer demand for oil and natural gas, including demand growth in developing countries, such as China and India;
●	labor unrest in oil and natural gas producing regions;
●	weather conditions, including hurricanes and other natural occurrences that affect the supply and/or demand for oil and natural gas;
●	the price and availability of alternative fuels and energy sources;
●	the price and availability of foreign imports and domestic exports; and
●	worldwide and regional economic and political conditions impacting the global supply and demand for oil and natural gas, which may be driven by many factors, including sanctions, import and export restrictions, climate change initiatives and environmental protection affects, health epidemics (such as the global COVID-19 coronavirus outbreak) and numerous other factors.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas.

We may have difficulty financing our planned capital expenditures which could adversely affect our growth.

Our business requires substantial capital expenditures primarily to fund our drilling program. We may also continue to selectively increase our acreage position, which would require capital in addition to the capital necessary to drill on our existing acreage. It is possible that we will acquire acreage in other areas that we believe are prospective for oil and natural gas production and expend capital to develop such acreage. We expect to use proceeds from the sales of redeemable convertible preferred stock, if necessary, and which may be difficult or limited to access, to fund capital expenditures that are in excess of our operating cash flow and cash on hand.

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

As of December 31, 2023, we had approximately $200.0 million of indebtedness outstanding and approximately $0.3 million of letters of credit outstanding under the Amended Term Loan Agreement. As of December 31, 2023, we have no additional borrowing capacity under the Amended Term Loan. Additionally, our Amended Term Loan Agreement contains certain covenants (namely our Current Ratio covenant) as well as a mandatory repayment schedule requiring us to make scheduled amortization payments in the aggregate amount of $50.0 million in 2024 and $35.0 million in the aggregate from the fiscal quarter ending March 31, 2025 through the fiscal quarter ending September 30, 2025.

In November 2022, anticipated non-compliance with our Current Ratio covenant required us to amend our Term Loan Agreement which reduced our Current Ratio requirement through March 31, 2023. Additionally, in order to provide sufficient liquidity in 2023 to address upcoming debt maturities and covenant compliance while funding our operating and capital programs, we obtained approximately $95.6 million of additional equity funding from certain of our existing equity shareholders during 2023. For a further discussion of these actions, refer to Item 7, Management’s Discussion and Analysis, “Capital Resources and Liquidity” and Item 9B. Other Information.

Our Amended Term Loan Agreement contains the following financial covenants (as defined), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of December 31, 2023 and the last day of each fiscal quarter thereafter;
●	Total Net Leverage Ratio of not greater than 2.50 to 1.00 as of December 31, 2023 and each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, as of December 31, 2023 and for each fiscal quarter thereafter.

As of December 31, 2023, the Company was in compliance with its financial covenants under the Amended Term Loan Agreement.

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

We have substantial indebtedness and we may incur substantially more debt in the future. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.

We have approximately $200.0 million principal amount of debt, including current portions, as of December 31, 2023. As a result of our indebtedness, we will need to use a portion of our cash flow to pay interest, and outstanding principal during 2024, which will reduce the amount of cash flow we will have available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes or adverse developments in our business or economic downturns impacting the industry in which we operate. Indebtedness under our Amended Term Loan Agreement is at a variable interest rate, and so a rise in interest rates will generate greater interest expense to the extent we do not have hedging arrangements that are effective in offsetting interest rate fluctuations. A rise in interest rates could impact on our borrowing costs and could have an adverse effect on our cash flows. In conjunction with the amendment of our Term Loan Agreement in November 2022, we (i) converted our benchmark interest rate from a London Interbank Offered Rate (“LIBOR”) to a Secured Overnight Financing Rate (“SOFR”) plus 0.15% and (ii) increased the applicable margin on borrowings by 0.50%. Borrowings under the Amended Term Loan Agreement will now bear interest at a rate per annum equal to the SOFR plus 7.65%.

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

The estimates of our reserves as of December 31, 2023 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, in accordance with SEC requirements, estimates of oil and gas reserves, future net revenue from proved reserves and the present value of our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the 12-month first-day-of-the-month average oil and gas prices for the year ended December 31, 2023. Average prices for oil and natural gas for the 12-month period were as follows: WTI crude oil spot price of $78.21 per Bbl, adjusted by lease or field for quality, transportation fees, and market differentials and a Henry Hub natural gas spot price of $2.64 per MMBtu, adjusted by lease or field for energy content, transportation fees, and market differentials. Any significant variance in the actual future prices from these assumptions could materially affect the estimated quantity and value of our reserves set forth in this report.

In addition, at December 31, 2023, approximately 41% of our estimated proved reserves were classified as proved undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Estimated proved reserves as of December 31, 2023 assume that we will make future capital expenditures of approximately $387.2 million in the aggregate primarily from 2024 through 2027, which are necessary to develop and realize the value of proved reserves on our properties. The estimates of these oil and natural gas reserves and the costs associated with development of these reserves have been prepared in accordance with SEC regulations; however, actual capital expenditures will likely vary from estimated capital expenditures, development may not occur as scheduled and actual results may not be as estimated.

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

We experienced ownership changes in December 2018 and October 2019 and we may experience additional ownership changes in the future. Limitations imposed on our ability to use NOLs and RBILS to offset future taxable income may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs and RBILS to expire unused, in each case reducing or eliminating the benefit of such NOLs and RBILS. Similar rules and limitations may apply for state income tax purposes. As of December 31, 2023, no additional ownership change has occurred.

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

Costs associated with unevaluated properties, which were approximately $58.9 million at December 31, 2023, are not initially subject to the ceiling test limitation. Rather, we assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value based upon our intentions with respect to drilling on such properties, the remaining lease term, geological and geophysical evaluations, drilling results, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. These factors are significantly influenced by our expectations regarding future commodity prices, development costs, and access to capital at acceptable cost. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the ceiling test limitation. Accordingly, a significant change in these factors, many of which are beyond our control, may shift a significant amount of cost from unevaluated properties into the full cost pool that is subject to depletion and the ceiling test limitation.

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

Increasing attention to ESG matters may impact our business.

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

As of December 31, 2023, we owned leasehold interests in approximately 40,000 net acres in the Delaware Basin in West Texas of which approximately 9,000 net acres are undeveloped. Generally, our oil and natural gas leases remain in force as long as production in paying quantities is maintained. Currently, our leases on undeveloped oil and natural gas properties are either categorized as “held by production” or perpetuated by continuous development clauses contained in our leases or tolling agreements. We continually review our leases on acreage subject to these clauses or agreements when planning for our future drilling programs. If our leases on acreage subject to these provisions are not maintained by production in paying quantities or continuous development, our leases could expire and we would lose our right to develop the related properties.

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

Our operations are subject to many risks and hazards incident to exploring and drilling for, producing, transporting, marketing and selling oil and natural gas. Although we take precautionary measures, many of these risks and hazards are beyond our control and unavoidable under the circumstances. Many of these risks or hazards could materially and adversely affect our revenues and expenses, the ability of certain of our wells to produce oil and natural gas in commercial quantities, the rate of production and the economics of the development of, and our investment in, the prospects in which we have or will acquire an interest. Such risks and hazards include:

●	human error, accidents and other events beyond our control that may cause personal injuries or death to persons and destruction or damage to equipment and facilities;
●	blowouts, fires, adverse weather events, pollution and equipment failures that may result in damage to or destruction of wells, producing formations, production facilities and equipment;
●	accidental releases of natural gas, including gas with high levels of hydrogen sulfide (H2S), and other hydrocarbons or toxic or hazardous materials in the environment as a result of human error or the malfunction of equipment or facilities, which can result in personal injury and loss of life, pollution, damage to equipment and suspension of operations;
●	well-on-well interference that may reduce recoveries;
●	unavailability of materials and equipment;
●	engineering and construction delays;
●	unanticipated transportation costs and delays;
●	unfavorable weather conditions;
●	hazards resulting from unusual or unexpected geological or environmental conditions;
●	changes in laws and regulations, including laws and regulations applicable to oil and natural gas activities or markets for the oil and natural gas produced;
●	fluctuations in supply and demand for oil and natural gas causing variations of the prices we receive for our oil and natural gas production; and
●	the availability of alternative fuels and the price at which they become available.

Some of these risks may be exacerbated by other risks that we face. For instance, certain of our wells produce high levels of H2S, a highly toxic, naturally-occurring gas frequently associated with oil and natural gas production. Safely handling H2S gas requires highly skilled operations and field personnel as well as specialized infrastructure, treating facilities, disposal facilities, and/or third party sour gas takeaway. If we are unable to attract and retain qualified and highly skilled personnel our ability to effectively manage this and other risks may be adversely impacted. Additionally, if we are unable to successfully operate our specialized treating facilities or secure adequate sour gas takeaway capacity from third parties when and if necessary, our ability to effectively manage the H2S levels we see in our natural gas production may be adversely impacted. As a result, our production, revenues, operating costs and liabilities and expenses may be materially and adversely affected and may differ materially from those anticipated by us and availability of certain facilities may impact our processing costs.

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

Funds advised by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC held approximately 37.4%, 24.2% and 14.4%, respectively, of our common stock as of March 25, 2024. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures, or the issuance of additional equity securities or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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

We are currently authorized to issue 100.0 million shares of common stock and 1.0 million shares of preferred stock, with such designations, rights, preferences, privileges and restrictions as determined by the Board. As of March 25, 2024, we had approximately 16.5 million shares of common stock outstanding and options and restricted stock units to purchase or receive an aggregate of 0.4 million shares of our common stock. As of March 25, 2024, we have also reserved an additional $1.1 million shares for future issuance to our directors, officers and employees under our 2020 Long-Term Incentive Plan. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock.

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

Various studies have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response, governments increasingly have been adopting domestic and international climate change regulations that require reporting and reductions of the emission of such greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning oil, natural gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change, the Kyoto Protocol and the Paris Agreement address greenhouse gas emissions, and international negotiations over climate change and greenhouse gases are continuing. Meanwhile, several countries, including those comprising the European Union, have established greenhouse gas regulatory systems.

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

The Trump Administration tried to roll back many of the Obama-era climate change policies and rules. But shortly after his inauguration, President Biden accepted the Paris Agreement on behalf of the United States, declared climate considerations an essential part of the United States’ foreign policy, limited new oil and natural gas leases on federal lands, and directed federal agencies to incorporate climate change considerations in their operations. New federal programs relating to climate change appear to be likely through at least 2024. For example, the EPA announced new final regulations in December 2023 that impose more comprehensive restrictions on emissions of methane (a greenhouse gas) and volatile organic compounds from new, existing, and modified facilities in the oil and gas sector (such as wells and storage tank batteries). Among other things, the rule sets new emissions standards for certain equipment; requires routine monitoring for and repair of leaks at well sites, centralized production facilities, and compressor stations; limits flaring from existing oil wells; and prohibits flaring from new oil wells. In addition, BLM has proposed new rules to reduce venting, flaring and leaks from oil and gas production on public lands. Aside from new controls, the 2022 Inflation Reduction Act creates incentives designed to increase use of electric cars and fuels other than oil and natural gas. That statute imposes a fee on certain excess methane emissions from oil and gas facilities of $900 per metric ton of methane for 2024, $1,200 per metric ton for 2025, and $1,500 per metric ton each year thereafter.

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

Macroeconomic Risk Factors

Our business could be adversely impacted by events beyond our control, including economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as pandemics, political crises, geopolitical events such as the conflict in Ukraine and the Middle East, or other macroeconomic conditions, which have in the past and may in the future result in adverse operating and financial results.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions,

including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability.

A widespread public health crisis such as a pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the effects of public health crises could materially affect our business and the value of our common stock. It may have further negative impacts, such as (a) a global or U.S. recession or other economic crisis; (b) credit and capital markets volatility (and access to these markets, including by our suppliers and customers); (c) manufacturing supply disruption due to travel restrictions or other government actions; and (d) disruptions services and supplies. The ultimate impact of a public health crisis is highly uncertain.

The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We rely on information technology to operate our business. We have endpoint and other protection systems, and incident response processes, both internally and through third-party experts designed to protect our information technology systems. These established processes assist us to continuously assess and identify threats to our systems and minimize impact to our business in the event of a breach or other security incident. With our third-party consultants, the processes protect our information systems and allow us to resolve any issue which may arise in the most timely and aggressive fashion. Our internal auditors perform audit engagements to assess our strategies, policies, procedures, and controls to reduce the risk of a cybersecurity incident.

As any new threat to security may be identified, our personnel are notified, with instruction to increase awareness of the threat and how to react if such a threat or actual breach appears to be encountered. Periodic educational notices are also disseminated to all personnel. Additionally, as our systems are modified and upgraded, all personnel are notified, with instruction as appropriate. With the assistance and advice of our expert consultants, responsibility for the identification and assessment of risks and the recommendation of upgrades to our systems resides with our Director of Information Technology, who reports to our Chief Executive Officer.

Governance

Our Board oversees the risks involved in our operations as part of its general oversight function, integrating risk management into our compliance policies and procedures. With respect to cybersecurity, the Board has the ultimate oversight responsibility, with the Audit Committee of the Board having certain responsibilities relating to risk management of cybersecurity.

Among other things, the Audit Committee discusses with management the Company’s major policies with respect to risk assessment and risk management, including cybersecurity, as they relate to the integrity of the Company’s accounting and financial reporting processes and the Company’s compliance with legal and regulatory requirement.

In addition, the Audit Committee, with the assistance and advice of Company management and third-party consultants, oversees operational information technology risks, including cybersecurity, as they relate to the technical aspects of the Company’s operations. The Audit Committee receives quarterly reports from Company management, which includes cybersecurity risk factors.

The Board routinely receives information and updates from Company management and the Audit Committee with respect to the effectiveness of the Company’s information systems’ security framework, which may include cybersecurity assessments, risk management, and mitigation measures. The Board will also be provided updates on any material incidents relating to information systems security and cybersecurity incidents. As discussed above, we maintain endpoint and other protection systems, and incident response processes, both internally and through third-party experts.

We have not identified an indication of a substantive cybersecurity incident that would have a material impact on our business, results of operations or financial statements. For additional information regarding risks from cybersecurity threats, please refer to Item 1A Risk Factors above.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 20, 2020, our common stock commenced trading on the NYSE American exchange under the symbol “BATL.” Approximately 50 registered stockholders of record as of March 18, 2024 held our common stock. In most instances, a registered stockholder holds shares in street name for one or more customers who beneficially own the shares.

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

During 2023, we sold, in private placements, an aggregate of 98,000 shares of redeemable convertible preferred stock, par value $0.0001 per share, for total net proceeds of $95.6 million to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, the Company’s largest three existing stockholders (collectively, the “Investors”) that represent 50 percent of our board of directors. Proceeds from such sales were used to fund operations and meet debt payment requirements. The private placements of the redeemable convertible preferred stock were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. For additional information and a description of conversion, see Part I. Item 8. Consolidated Financial Statements and Supplementary Data – Footnote 11 “Redeemable Convertible Preferred Stock” to this Annual Report on Form 10-K.

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

Recent Developments

Merger with Fury Resources.

On December 14, 2023, we entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) with Fury Resources, Inc., a Delaware corporation (“Parent”) and San Jacinto Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a direct, wholly owned subsidiary of Parent.

The Merger Agreement provides, that upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us (the “Merger”), with us surviving as a wholly owned subsidiary of Parent. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each of our issued and outstanding shares of Common Stock, par value $0.0001 per share (“Common Stock”) shall be converted into the right to receive $9.80 in cash, without interest, which represents a total transaction value of approximately $450. million (the “Merger Consideration”), and such shares shall otherwise cease to be outstanding, shall automatically be canceled and retired and cease to exist; and each outstanding share of redeemable convertible preferred stock will be contributed to Parent in exchange for new preferred shares of Parent, or sold to Parent for cash, in each case at valuation based on the conversion or redemption value of such preferred stock.

If the Merger is consummated, our shares of Common Stock will no longer trade on the NYSE American and will be deregistered under the Securities Exchange Act of 1934, as amended. As a result, we will become a private company.

On January 24, 2024, Parent and we agreed to cause an amount equal to $10.0 million to be distributed from the escrow account to the Company.

Conditions to Closing

The obligations of us, Parent and Merger Sub to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions, including, among other things: (a) the absence of any law or order of any Governmental Authority having jurisdiction over a party to the Merger Agreement prohibiting or making illegal the consummation of the Merger, and (b) the adoption of the Merger Agreement by a majority vote of the issued and outstanding shares of Company Common Stock.

We have incurred approximately $3.2 million as of March 20, 2024, and will continue to incur significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger.

Preferred Stock Equity Issuance. During the third quarter of 2023, we obtained an additional support letter from the Investors to purchase additional preferred equity securities in an amount up to $55.0 million over the next 12 months and an aggregate of 35,000 shares of preferred stock were sold on December 15, 2023 under such support letter to the Investors for proceeds of $34.1 million, net of $0.9 million of original issue discount.

At December 31, 2023, $20.0 million remained available for issuance under the support letter from the Investors. The issuances of preferred stock were approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock.

On March 27, 2024, we sold, in a private placement, the remaining 20,000 shares under the support letter to the Investors for proceeds of $19.5 million, net of $0.5 million of original issue discount.

Holders have no voting rights with respect to the shares of preferred stock. The preferred stock receives annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued at a fixed rate of 16.0% annually (“PIK accrual”) at our option. Currently, our Amended Term Loan Agreement prohibits the payment of cash dividends. Paid-in-kind (“PIK”) dividends are cumulative, compound and accrue quarterly in arrears and are added to the Liquidation Preference.

Shares of preferred stock will be convertible, subject to conversion ratios and prices stipulated in the agreement, at any time by the holders and by Battalion after meeting certain other agreement requirements. Battalion will also have the right to redeem the preferred stock in cash at an amount equal to between 100-120% of the Liquidation Preference ($1,000 per share, increased for any PIK accruals) determined according to the redemption date. Additionally, in the event of a change of control, holders have the right to receive, (i) at any time on or prior to 150 days following the closing date, and at the election of the Company, a cash payment equal to the Liquidation Preference or equity consideration equal to the 107.5% of the Liquidation Preference, or (ii) at any time after 150 days following the closing date, a cash payment equal to between 100-120% of the Liquidation Preference determined by the redemption date or conversion into common stock. Until (i) a termination of or certain amendments to the Amended Term Loan Agreement or (ii) one year past the maturity date of the Amended Term Loan Agreement, an election of the cash payment option by holders in a change of control scenario is not permitted. For additional information, see Item 8. Consolidated Financial Statements and Supplementary Date – Note 11, Redeemable Convertible Preferred Stock.

H2S Treating Joint Venture. In May 2022, we entered into a joint venture agreement with Caracara to develop the Facility in Winkler County, Texas. The joint venture, operating as WAT, also entered into a GTA with us for natural gas production from our Monument Draw area. In exchange for contributing to the joint venture a wellbore with an approved permit for the injection of acid gas and surface land, we retained a 5% equity interest in WAT, an unconsolidated subsidiary. Caracara provided the initial capital for the construction of the Facility, which is expected to have an initial capacity of approximately 30 MMcf per day, and a design capacity to treat up to 10% combined concentrations for H2S and CO2. We initially expected the AGI facility to be mechanically complete in early April 2023 and the facility to be in service in the second quarter of 2023. However, during commissioning and initial operations, it was determined that additional pressure was required to initiate gas injection. To correct this issue, a positive displacement pump was ordered and installed. The Facility’s injection well also experienced pressure communication between the tubing and annular space after an injection procedure. We commenced workover operations to remediate this issue. During the third quarter of 2023, additional complications were encountered with the workover operation at the Facility causing higher than expected costs. To fund this workover operation, we advanced capital contributions totaling approximately $15.1 million during the year ended December 31, 2023 on behalf of our joint venture partner in WAT. Pursuant to the terms of the agreement governing the joint venture, we believe we have multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lesser of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance. We advanced additional capital contributions on behalf of our joint venture partner during the first quarter of 2024 of approximately $3.0 million to fund WAT with the necessary capital required to complete the sidetrack of the AGI well.

All well work is currently complete, and our current forecast assumes the AGI facility will be processing 20,000 Mcf of natural gas per day in the second quarter of 2024. It is possible that the existing remedial facility work by WAT could extend past this estimate. Any delays in commissioning past the first quarter of 2024 will result in higher processing fees than currently forecasted until such time the Facility comes online.

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

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. As of December 31, 2023, we had $57.5 million of cash and cash equivalents, no additional borrowing capacity under our Amended Term Loan Agreement (in Item 8. Consolidated Financial Statements and Supplementary Date – Note 6, Debt) and a total of $50.0 million in debt repayments due under our Amended Term Loan Agreement through December 2024. At December 31, 2023, $20.0 million remained available for issuance under the support letter from the Investors.

Our Amended Term Loan Agreement contains certain restrictive covenants (namely our Current Ratio covenant) as well as a mandatory repayment schedule. We are required to make scheduled payments in the aggregate amount of $85.0 million from the fiscal quarter ending March 31, 2024 through the fiscal quarter ending September 30, 2025 with $10.0 million due at the end of the first quarter of 2024, $12.5 million due at the end of each of the second and third quarters of 2024, $15.0 million due at the end of the fourth quarter of 2024 and the first quarter of 2025, and $10.0 million due at the end of each of the second and third quarters of 2025. We will be required to make a final payment of $115.0 million at maturity on November 24, 2025.

In November 2022, we were required to seek an amendment to our Term Loan Agreement (as defined in Item 8. Consolidated Financial Statements and Supplementary Date – Note 6, Debt) to alleviate Current Ratio covenant compliance requirements through the first quarter of 2023 as a result of reduced commodity prices, higher interest rates, and the high capital costs experienced in our 2022 drilling program, which are by nature difficult to predict and subject to factors outside the Company’s control. In the first quarter of 2023, commodity prices, cost conditions and interest rates continued to deteriorate, which further constrained our liquidity. As a result, we projected near-term future covenant breaches (specifically the Current Ratio) beginning with the first quarter of 2023, coupled with inadequate liquidity resources available to fully fund all of our upcoming obligations, including debt repayments and interest, capital expenditures and operating costs. In the absence of additional liquidity from other sources with agreeable economic terms, we obtained $95.6 million preferred equity funding from our three largest existing stockholders during 2023.

We have continued to execute on a plan to reduce operating and capital costs to improve cash flow, including a reduction in headcount in April 2023 to align with planned drilling activity and the issuance of preferred stock totaling $95.6 million during 2023. On March 27, 2024, we completed the sale of the additional $19.5 million of available preferred equity securities under the support letter from the Investors received in November 2023. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, including the $10.0 million Initial Deposit Amount under the Merger Agreement, the March 2024 sale of $19.5 million in additional preferred equity and continued cost reduction measures, it is probable that we will have sufficient liquidity to fund our operations, meet our debt requirements and maintain compliance with our future debt covenants as described in Item 8. Consolidated Financial Statements and Supplementary Date – Note 6, Debt for the next 12 months from the issuance of these consolidated financial statements. We will, however, continue to pursue alternative liquidity sources which could include entering into other financing arrangements (e.g. future equity raises), a sale of a portion of our non-core assets, seeking capital partners for our drilling program, pursuing strategic merger opportunities or joint ventures, the sale of the Company, or pursuing additional general and administrative or other cost reduction opportunities. Our estimates and forecasts are based upon assumptions that may prove to be incorrect due to many factors that are currently unknown, such as prevailing economic conditions, many of which are beyond our control. In the event the assumptions underlying our estimates and forecasts prove to be incorrect, our operating plans, capital requirements, and covenant compliance may be adversely impacted.

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

We continuously monitor changes in market conditions and will continue to adapt our operational plans as necessary to strive to maintain sufficient liquidity, facilitate drilling on our undeveloped acreage position and permit us to selectively expand our acreage, as well as meet our debt obligations and restrictive covenants.  We have been, and continue to, explore strategic transactions to address these concerns, while also looking at opportunities to significantly reduce expenses in the near term. In this regard, we have considered whether it is advisable to continue to bear the ongoing costs of the listing of our common stock on the NYSE American and of being a reporting Company under the Securities Exchange Act of 1934. We believe that we currently qualify to suspend these obligations should we elect to do so. While such a determination has not yet been made, we expect that the cost savings, particularly over the longer term, would be significant. Accordingly, we will continue to consider the matter while we simultaneously pursue strategic and financial alternatives that may render it unnecessary. We will continue to pursue additional liquidity sources which could include entering into other financing arrangements (e.g. future equity raises), a sale of a portion of our non-core assets, for example deep rights, pursuing strategic merger opportunities or joint ventures, further reducing our discretionary capital program, or pursuing other general and administrative or other cost reduction opportunities including aligning our workforce headcount with planned drilling activity. However, there can be no assurance that, absent additional capital, reducing costs or other material favorable developments, the company will not experience liquidity and covenant compliance issues in the future.

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

Lastly, actual or anticipated declines in domestic or foreign economic activity or growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from international conflicts, efforts to contain pandemics or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price received for oil and natural gas production or adversely impacting our ability to comply with covenants in our Amended Term Loan Agreement. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations, cash flows and, potentially, compliance with the covenants contained in our Amended Term Loan Agreement.

Capital Expenditures. During 2023, we spent approximately $46.6 million in capital expenditures, including drilling, completion, support infrastructure and other capital costs. During 2023, we ran one operated rig in the Delaware Basin. We drilled and completed 2 gross (2 net) operated wells and put online 3 gross (3 net) operated wells during the year.

Debt Obligations. On November 24, 2021, we and our wholly owned subsidiary, Halcón Holdings, LLC (‘Borrower’), entered into a Term Loan Agreement with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. The Term Loan Agreement amended and restated in its entirety our previous revolving credit agreement entered into in 2019.

On November 14, 2022, we paid approximately $2.4 million and entered into the Amended Term Loan Agreement with our lenders which modified certain provisions of our original Term Loan Agreement and includes the maintenance of the following ratios (as defined in the Amended Term Loan Agreement):

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of December 31, 2023 and the last day of each fiscal quarter thereafter,

●	Total Net Leverage Ratio of not greater than 2.50 to 1.00 as of December 31, 2023 and each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, as of December 31, 2023 and each fiscal quarter thereafter.

We may elect, at our option, to prepay any borrowing outstanding under the Amended Term Loan Agreement subject to the following prepayment premiums:

Period (after applicable borrowing date(1))	Premium
Months 0 - 12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13 - 24	2.00%
Months 25 - 36	1.00%
Months 37 - 48	0.00%

(1)	Applicable borrowing dates are November 2021 for the original $200.0 million borrowed and April and November 2022 for the $20.0 million and $15.0 million in delayed draw borrowings, respectively.

We may be required to make mandatory prepayments of the loans under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, and with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, we are required to make mandatory prepayments when the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted approved plan of development (“APOD”) capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance. As of December 31, 2023, the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, did not exceed $20.0 million when considering forecasted APOD capital expenditures and cash held in unrestricted subsidiaries; therefore, no mandatory prepayment was necessary.

Our prepayment premiums would differ from those noted in the table above should a change of control result in prepayment within the second anniversary of the amendment date, as a 2% payment premium will apply.

As of December 31, 2023, we had $200.0 million of indebtedness outstanding and approximately $0.3 million of letters of credit outstanding under the Amended Term Loan Agreement. We currently, as of March 25, 2024, have $4.7 million available for the issuance of letters of credit. The maturity date of the Amended Term Loan Agreement is November 24, 2025.

We are required to make scheduled amortization payments in the aggregate amount of $85.0 million from the fiscal quarter ending March 31, 2024 through the fiscal quarter ending September 30, 2025 with $10.0 million due at the end of the first quarter of 2024, $12.5 million due at the end of each of the second and third quarters of 2024, $15.0 million due at the end of the fourth quarter of 2024 and the first quarter of 2025, and $10.0 million due at the end of each of the second and third quarters of 2025. We will be required to make a final payment of $115.0 million at maturity on November 24, 2025. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and of the equity interests of the Borrower held by us. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

As of December 31, 2023, the Company was in compliance with the financial covenants under the Amended Term Loan Agreement.

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

While we have largely been successful in obtaining modifications of our covenants as needed, as evidenced most recently by the amendment of our Term Loan Agreement in November 2022 which reduced the Current Ratio covenant as of September 30, 2022 through March 31, 2023, there can be no assurance that we will be successful in the future. In the event we are not successful in obtaining covenant modifications, if needed, there is no assurance that we will be successful in implementing alternatives that allow us to maintain compliance with our covenants or that we will be successful in obtaining alternative financing that provides us with the liquidity that we need to operate our business. Even if successful, alternative sources of financing could prove more expensive than borrowings under our Amended Term Loan Agreement.

The results presented in this Form 10-K are not necessarily indicative of future operating results. For further information regarding these risks and uncertainties on us, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Cash Flow. Net increase (decrease) in cash, cash equivalents and restricted cash is summarized as follows for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022
Cash flows provided by operating activities	$17,589	$78,801
Cash flows used in investing activities	(51,845)	(126,130)
Cash flows provided by financing activities	59,059	31,786
Net increase (decrease) in cash, cash equivalents and restricted cash	$24,803	$(15,543)

Operating Activities. Net cash flows provided by operating activities for the years ended December 31, 2023 and 2022 were $17.6 million and $78.8 million, respectively. Items impacting the reduction in operating cash flows were (i) lower total operating revenues resulting from an approximate $20.00 per Boe decrease in average realized prices (excluding the impact of hedging arrangements) for the year ended December 31, 2023 compared to the year ended December 31, 2022, (ii) increased operating and interest costs in 2023, and (iii) changes in working capital.

Investing Activities. Net cash flows used in investing activities for the years ended December 31, 2023 and 2022 were approximately $51.8 million and $126.1 million, respectively.

During the year ended December 31, 2023, we spent $46.3 million on oil and natural gas capital expenditures, of which $40.4 million related to drilling and completion costs and $4.7 million related to the development of our treating equipment and gathering support infrastructure.

During the year ended December 31, 2022, we spent $125.5 million on oil and natural gas capital expenditures, of which $108.3 million related to drilling and completion costs and $13.7 million related to the development of our treating equipment and gathering support infrastructure.

Financing Activities. Net cash flows provided by financing activities for the years ended December 31, 2023 and 2022 were approximately $59.1 million and $31.8 million, respectively. During the year ended December 31, 2023, we received $95.6 million in proceeds from the sales and issuance of preferred stock and we made $35.0 million of repayments under our Amended Term Loan Agreement.

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

Our estimated proved reserves for the years ended December 31, 2023 and 2022 were prepared by NSAI, an independent oil and natural gas reservoir engineering consulting firm. For more information regarding reserve estimation, including historical reserve revisions, refer to Item 8. Consolidated Financial Statements and Supplementary Data—“Supplemental Oil and Gas Information (Unaudited).”

Depletion Expense

Our rate of recording depletion expense is primarily dependent upon our estimate of proved reserves, which is utilized in our unit-of-production method calculation. If the estimates of proved reserves were to be reduced, the rate at which we record depletion expense would increase, reducing net income. Such a reduction in reserves may result from calculated lower market prices, which may make it non-economic to drill for and produce higher cost reserves. At December 31, 2023, a five percent positive revision to proved reserves would decrease the depletion rate by approximately $0.50 per Boe and a five percent negative revision to proved reserves would increase the depletion rate by approximately $0.56 per Boe.

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

Using the first-day-of-the-month average for the 12-months ended December 31, 2023 of the WTI crude oil spot price of $78.21 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended December 31, 2023 of the Henry Hub natural gas price of $2.64 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials, our ceiling test calculation would not have generated an impairment at December 31, 2023, holding all other inputs and factors constant. Additionally, a 10% reduction in respective commodity prices at December 31, 2023, while all other factors remained constant, would not have generated an impairment.

Future Development Costs

Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production facilities, gathering systems and related structures and restoration costs. We develop estimates of these costs for each of our properties based upon their geographic location, type of production facility, well depth, currently available procedures and ongoing consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and future abandonment costs on an annual basis. At December 31, 2023, a five percent increase in future development and abandonment costs would increase the depletion rate by approximately $0.31 per Boe and a five percent decrease in future development and abandonment costs would decrease the depletion rate by $0.31 per Boe.

Accounting for Derivative Instruments and Hedging Activities

We account for our derivative activities under the provisions of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC” Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. From time to time, in accordance with our policy, we may hedge a portion of our forecasted oil and natural gas production. We elected to not designate any of our positions for hedge accounting. Accordingly, we record the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in “Net gain (loss) on derivative contracts” on the consolidated statements of operations.

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

In assessing the need for a valuation allowance on our deferred tax assets, we consider possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies. We consider all available evidence (both positive and negative) in determining whether a valuation allowance is required. Based upon the evaluation of available evidence, a valuation allowance of $425.0 million has been applied against our deferred tax asset balance as of December 31, 2023.

ASC Topic 740, Income Taxes (“ASC 740”) creates a single model to address accounting for the uncertainty in income tax positions and prescribes a minimum recognition threshold a tax position must meet before recognition in the financial statements. We apply significant judgment in evaluating our tax positions and estimating our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The actual outcome of these future tax consequences could differ significantly from these estimates, which could impact our financial position, results of operations and cash flows. The evaluation of a tax position in accordance with ASC 740 is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the financial statements. The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The table below set forth financial information for the periods presented.

	Years Ended
	December 31,
In thousands (except per unit and per Boe amounts)	2023	2022
Operating revenues:
Oil	$183,634	$267,690
Natural gas	11,057	46,210
Natural gas liquids	23,814	43,501
Other	2,257	1,663
Total operating revenues	220,762	359,064
Operating expenses:
Production:
Lease operating	44,864	48,095
Workover and other	7,149	6,683
Taxes other than income	11,943	18,483
Gathering and other	63,575	64,117
General and administrative:
General and administrative	20,095	15,425
Stock-based compensation	(1,070)	2,210
Depletion, depreciation and accretion:
Depletion – Full cost	55,179	51,020
Depreciation – Other	652	367
Accretion expense	793	528
Other income (expenses):
Net gain (loss) on derivative contracts	12,689	(110,006)
Interest expense and other	(33,319)	(23,591)
Net (loss) income	$(3,048)	$18,539

Production:
Crude oil – MBbls	2,415	2,837
Natural gas – MMcf	8,718	9,337
Natural gas liquids – MBbls	1,163	1,242
Total MBoe(1)	5,031	5,635
Average daily production – Boe(1)	13,784	15,438

Average price per unit (2):
Crude oil price - Bbl	$76.04	$94.36
Natural gas price - Mcf	1.27	4.95
Natural gas liquids price - Bbl	20.48	35.02
Total per Boe(1)	43.43	63.43

Average cost per Boe:
Production:
Lease operating	$8.92	$8.54
Workover and other	1.42	1.19
Taxes other than income	2.37	3.28
Gathering and other	12.64	11.38
Restructuring	—	—
General and administrative:
General and administrative	3.99	2.74
Stock-based compensation	(0.21)	0.39
Depletion	10.97	9.05
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and natural gas liquids revenues were $218.5 million and $357.4 million for the years ended December 31, 2023 and 2022, respectively. The decrease of $138.9 million in revenue is primarily attributable to a decrease in average realized prices and lower production volumes in 2023 compared to 2022. The decrease is comprised of $38.3 million due to lower production volumes and $100.6 million due to lower average realized prices. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Production for the years ended December 31, 2023 and 2022 averaged 13,784 Boe/d and 15,438 Boe/d, respectively. Production is lower in 2023 compared with 2022 in total due largely to the timing of capital expenditures spent to bring new wells online and natural production declines on our existing producing wells. In 2023, we have put online 3 gross (3 net) operated wells while in 2022 we put online 9 gross (8.5 net) operated wells. In addition, 2 of the 3 operated wells we put online in 2023 were put online at the end of December. As such, these wells had minimal impact on 2023 productions. Also impacting 2023 production volumes was curtailment in Monument Draw in the second half of the year due to downstream throughput limitations.

Lease Operating Expenses. Lease operating expenses were $44.9 million and $48.1 million for the years ended December 31, 2023 and 2022, respectively. On a per unit basis, lease operating expenses were $8.92 per Boe and $8.54 per Boe for the years ended December 31, 2023 and 2022, respectively. The decrease in lease operating expenses in 2023 results primarily from lower production in 2023 compared to 2022 while the increase year over year in lease operating expenses on a per unit basis is primarily a result of an inflationary market increase in maintenance, power, and chemical costs.

Workover and Other Expenses. Workover and other expenses were $7.2 million and $6.7 million for the years ended December 31, 2023 and 2022, respectively. On a per unit basis, workover and other expenses were $1.42 per Boe and $1.19 per Boe for the year ended December 31, 2023 and 2022, respectively. The increased workover and other expenses in 2023 relate to more significant workover projects undertaken in the current year as well as inflationary market increases in service and material costs in 2023.

Taxes Other than Income. Taxes other than income were $11.9 million and $18.5 million for the years ended December 31, 2023 and 2022, respectively. Most production taxes are based on production volumes and realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.37 per Boe and $3.28 per Boe for the years ended December 31, 2023 and 2022, respectively.

Gathering and Other Expenses. Gathering and other expenses were $63.6 million ($12.64 per Boe) and $64.1 million ($11.38 per Boe) for the years ended December 31, 2023 and 2022, respectively. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes, either through our own hydrogen sulfide treating plant or through third parties. For the year ended December 31, 2023, overall natural gas production volumes slightly decreased compared to 2022; however, a higher concentration of sour natural gas in our Monument Draw area requiring H2S treatment in 2023 contributed to higher gathering and other expenses on a per unit basis compared to 2022.

General and Administrative Expense. General and administrative expense was $20.1 million and $15.4 million for the years ended December 31, 2023 and 2022, respectively. The increase in general and administrative expense for 2023 is primarily associated with an increase in professional fees and nonrecurring costs related to the merger partially offset by a decrease in payroll and employee benefits. On a per unit basis, general and administrative expense were $3.99 per Boe and $2.74 per Boe for the years ended December 31, 2023 and 2022, respectively.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit-of-production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $55.2 million and $51.0 million for the years ended December 31, 2023 and 2022, respectively. On a per unit basis, depletion expense was $10.97 per Boe and $9.05 per Boe for the years ended December 31, 2023 and 2022, respectively. The increase in our depletion rate for the year ended December 31, 2023 compared to 2022 is primarily due to decreased proved reserves relative to the change in future development costs associated with those proved reserves when comparing 2023 to 2022.

Net gain (loss) on derivative contracts. We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes. Accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statements of operations. We recorded a net derivative gain of $12.7 million ($21.9 million net gain on unsettled contracts and $9.2 million net loss on settled contracts) for the year ended December 31, 2023. We recorded a net derivative loss of $110.0 million ($20.3 million net gain on unsettled contracts and $130.3 million net loss on settled contracts) for the year ended December 31, 2022. At December 31, 2023, we had a $13.9 million derivative asset, $9.0 million of which was classified as current, and we had a $33.3 million derivative liability, $17.2 million of which was classified as current.

Interest Expense and Other. Interest expense and other was $33.3 million and $23.6 million for the years ended December 31, 2023 and 2022, respectively. Interest expense and other increased in the current year due primarily to increased interest rates and amortization/accretion of financing related costs associated with our amendment to the Amended Term Loan Agreement entered into in November 2022. Our weighted average interest rate for the year ended December 31, 2023, was approximately 12.68%. For the first quarter of 2024, we anticipate our interest rate will be 12.99% on outstanding borrowings.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of December 31, 2023, we did not post collateral under any of our derivative contracts as they are secured under our Amended Term Loan Agreement.

We account for our derivative activities under the provisions of ASC Topic 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 7, “Derivative and Hedging Activities,” for more details.

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

At December 31, 2023, the principal amount of our debt was $200.00 million, of which substantially all bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At December 31, 2023, the weighted average interest rate on our variable rate debt was 12.99% per year. If the balance of our variable interest rate debt at December 31, 2023 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.6 million per year.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Battalion Oil Corporation (the Company), including the Company’s Chief Executive Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, Management concluded that Battalion Oil Corporation’s internal control over financial reporting was effective as of December 31, 2023.

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

/s/ MATTHEW B. STEELE
Matthew B. Steele
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Houston, Texas
March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Battalion Oil Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Battalion Oil Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Proved Oil and Natural Gas Property and Depletion — Oil and Natural Gas Reserve Quantities — Refer to Note 1 and 5 to the financial statements

Critical Audit Matter Description

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. The Company’s proved oil and natural gas properties are depleted using the units of production method and are evaluated for impairment by the full cost ceiling impairment test utilizing the Company’s oil and natural gas reserves in accordance with accounting principles generally accepted in the United States and SEC guidelines. The development of the Company’s oil and natural gas reserve quantities and the related net present value of future cash flows from the related proved reserves requires management to make significant estimates and assumptions related to the future production to be obtained from proved reserves, the intent and ability to complete proved undeveloped reserves within a five-year development period as prescribed by SEC guidelines, and the future development costs associated with proved undeveloped reserves. The Company engages an independent reservoir engineering firm, management’s specialist, to estimate oil and natural gas quantities using these assumptions and engineering data. Changes in these assumptions or engineering data could have a significant impact on the amount of depletion and impairment recorded for the Company’s proved oil and natural gas properties.

Given the significant judgments made by management and management’s specialist, performing audit procedures to evaluate the Company’s oil and natural gas reserve quantities and the related net cash flows, including management’s estimates and assumptions related to future proved reserves production volumes, the intent and ability to complete proved undeveloped reserves within the five-year development period, and future development costs, requires a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures of management’s significant judgments and assumptions related to oil and natural gas reserves quantities and estimates of the future net cash flows included the following, among others:

●	We evaluated the reasonableness of management’s five-year development plan by comparing the forecasts to:
-	Historical conversions of proved undeveloped oil and natural gas reserves into proved developed oil and natural gas reserves.
-	Internal communications to management and the Board of Directors.
-	Prior year Reserve Reports to evaluate whether the forecasted date of development for each proved undeveloped location is within five years of the date of its original inclusion in proved reserves.
-	The financial ability of the Company to execute its drilling program.
●	We evaluated the reasonableness of management’s estimate of future development costs by comparing the estimate to:
-	Historical development of similar wells, including location of the well.
-	Internal data and internal communications to management and the Board of Directors.
-	Approval for expenditures.

●	We evaluated the reasonableness of management’s estimated reserve quantities by performing the following:
-	Evaluating the experience, qualifications and objectivity of management’s specialist, an independent reservoir engineering firm.
-	Performing analytical procedures on the reserve quantities developed by management’s specialist.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 29, 2024

We have served as the Company’s auditor since 2012.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$183,634	$267,690
Natural gas	11,057	46,210
Natural gas liquids	23,814	43,501
Total oil, natural gas and natural gas liquids sales	218,505	357,401
Other	2,257	1,663
Total operating revenues	220,762	359,064

Operating expenses:
Production:
Lease operating	44,864	48,095
Workover and other	7,149	6,683
Taxes other than income	11,943	18,483
Gathering and other	63,575	64,117
General and administrative	19,025	17,635
Depletion, depreciation and accretion	56,624	51,915
Total operating expenses	203,180	206,928
Income from operations	17,582	152,136

Other income (expenses):
Net gain (loss) on derivative contracts	12,689	(110,006)
Interest expense and other	(33,319)	(23,591)
Total other income expenses	(20,630)	(133,597)
(Loss) income before income taxes	(3,048)	18,539
Income tax benefit (provision)	—	—
Net (loss) income	$(3,048)	$18,539
Series A preferred dividends	(12,047)	—
Net (loss) income available to common stockholders	$(15,095)	$18,539

Net (loss) income per share of common stock:
Basic	$(0.92)	$1.14
Diluted	$(0.92)	$1.12
Weighted average common shares outstanding:
Basic	16,441	16,331
Diluted	16,441	16,510

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$57,529	$32,726
Accounts receivable, net	23,021	37,974
Assets from derivative contracts	8,992	16,244
Restricted cash	90	90
Prepaids and other	907	1,131
Total current assets	90,539	88,165
Oil and natural gas properties (full cost method):
Evaluated	755,482	713,585
Unevaluated	58,909	62,621
Gross oil and natural gas properties	814,391	776,206
Less - accumulated depletion	(445,975)	(390,796)
Net oil and natural gas properties	368,416	385,410
Other operating property and equipment:
Other operating property and equipment	4,640	4,434
Less - accumulated depreciation	(1,817)	(1,209)
Net other operating property and equipment	2,823	3,225
Other noncurrent assets:
Assets from derivative contracts	4,877	5,379
Operating lease right of use assets	1,027	352
Other assets	17,656	2,827
Total assets	$485,338	$485,358

Current liabilities:
Accounts payable and accrued liabilities	$66,525	$100,095
Liabilities from derivative contracts	17,191	29,286
Current portion of long-term debt	50,106	35,067
Operating lease liabilities	594	352
Asset retirement obligations	—	225
Total current liabilities	134,416	165,025
Long-term debt, net	140,276	182,676
Other noncurrent liabilities:
Liabilities from derivative contracts	16,058	33,649
Asset retirement obligations	17,458	15,244
Operating lease liabilities	490	—
Other	2,084	4,136
Commitments and contingencies (Note 10)
Temporary equity:
Series A redeemable convertible preferred stock: 98,000 shares of $0.0001
par value authorized, issued and outstanding as of December 31, 2023	106,535	—
Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,456,563 and 16,344,815 shares issued and outstanding as of
December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	321,012	334,571
Accumulated deficit	(252,993)	(249,945)
Total stockholders' equity	68,021	84,628
Total liabilities and stockholders' equity	$485,338	$485,358

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2021	16,274	$2	$332,187	$(268,484)	$63,705
Net income	—	—	—	18,539	18,539
Long-term incentive plan vestings	98	—	—	—	—
Tax withholding on vesting of restricted stock units	(28)	—	(493)	—	(493)
Stock-based compensation	1	—	2,877	—	2,877
Balances at December 31, 2022	16,345	2	334,571	(249,945)	84,628
Net loss	—	—	—	(3,048)	(3,048)
Deemed dividends for Series A preferred stock	—	—	(12,047)	—	(12,047)
Long-term incentive plan vestings	159	—	—	—	—
Tax withholding on vesting of restricted stock units	(47)	—	(453)	—	(453)
Stock-based compensation and other	—	—	(1,059)	—	(1,059)
Balances at December 31, 2023	16,457	$2	$321,012	$(252,993)	$68,021

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(3,048)	$18,539
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and accretion	56,624	51,915
Stock-based compensation, net	(1,070)	2,210
Unrealized gain on derivative contracts	(21,934)	(20,256)
Amortization/accretion of financing related costs	7,615	5,448
Reorganization items, net	—	(744)
Accrued settlements on derivative contracts	259	4,302
Change in fair value of embedded derivative liability	(2,052)	(1,819)
Other expense (income)	358	(77)
Change in assets and liabilities:
Accounts receivable	15,658	594
Prepaids and other	202	234
Accounts payable and accrued liabilities	(35,023)	18,455
Net cash provided by operating activities	17,589	78,801

Cash flows from investing activities:
Oil and natural gas capital expenditures	(46,288)	(125,465)
Proceeds received from sales of oil and natural gas assets	4,929	332
Other operating property and equipment capital expenditures	(153)	(1,160)
Contract asset	(10,308)	—
Other	(25)	163
Net cash used in investing activities	(51,845)	(126,130)

Cash flows from financing activities:
Proceeds from borrowings	—	35,200
Repayments of borrowings	(35,093)	(95)
Payment of deferred financing costs	—	(2,887)
Proceeds from issuance of preferred stock	94,607	—
Other	(455)	(432)
Net cash provided by financing activities	59,059	31,786

Net increase (decrease) in cash, cash equivalents and restricted cash	24,803	(15,543)

Cash, cash equivalents and restricted cash at beginning of period	32,816	48,359
Cash, cash equivalents and restricted cash at end of period	$57,619	$32,816

Supplemental cash flow information:
Cash paid for interest	$28,709	$19,933
Cash paid for reorganization items	—	744

Disclosure of non-cash investing and financing activities:
Asset retirement obligations	$1,308	$3,692
Accrued capital expenditures	(4,381)	14,883
Contract asset costs in accounts payable and accrued liabilities	4,753	—
Deemed dividends on Series A preferred stock	12,047	—
Accrued offering costs	(119)	—

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT EVENTS AND ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Battalion Oil Corporation (“Battalion” or the “Company”) is the successor reporting company to Halcón Resources Corporation (Halcón). On January 21, 2020, Battalion filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect a change of the Company’s corporate name from Halcón Resources Corporation to Battalion Oil Corporation.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Estimates and assumptions that, in the opinion of management of the Company, are significant include oil and natural gas revenue accruals, capital and operating expense accruals, oil and natural gas reserves, depletion relating to oil and natural gas properties, asset retirement obligations, and fair value estimates. The Company bases its estimates and judgments on historical experience and on various other assumptions and information believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company’s consolidated financial statement and the results presented in this Annual Report on Form 10-K are not necessarily indicative of future operating results.

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

	December 31, 2023	December 31, 2022

Cash and cash equivalents	$57,529	$32,726
Restricted cash	90	90
Total cash, cash equivalents and restricted cash	$57,619	$32,816

Restricted cash consists primarily of funds to collateralize letters of credit outstanding.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for doubtful accounts, when

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

applicable. Payment of the Company’s accounts receivable is typically received within 30-60 days. The Company’s historical credit losses have been de minimis and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of the Company’s counterparties.

Oil and Natural Gas Properties

The Company uses the full cost method of accounting for its investment in oil and natural gas properties as prescribed by the United States Securities and Exchange Commission (the “SEC”). Accordingly, all costs incurred in the acquisition, exploration and development of proved and unproved oil and natural gas properties, including the costs of abandoned properties, treating equipment and gathering support facilities, dry holes, geophysical costs, and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to estimated proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on estimated proved reserves. The net capitalized costs of evaluated oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depletion, exceed the discounted future net revenues of proved oil and natural gas reserves, net of deferred taxes, such excess capitalized costs are charged to expense.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews its other operating property and equipment for impairment in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment (ASC 360). ASC 360 requires the Company to evaluate other operating property and equipment for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of its other operating property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

Concentrations of Credit Risk

The Company’s primary concentrations of credit risk are the risks of uncollectible accounts receivable and of nonperformance by two counterparties under the Company’s derivative contracts. Each reporting period, the Company assesses the recoverability of material receivables using historical data, current market conditions and reasonable and supportable forecasts of future economic conditions to determine expected collectability of its material receivables.

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts from its oil and natural gas purchasers. In 2023, two individual purchasers of the Company’s production, Western Refining Company L.P. and Sunoco Inc., each accounted for more than 10% of total sales, collectively representing 79% of its total sales for the year. In 2022, three individual purchasers of the Company’s production, Western Refining Company L.P., Sunoco Inc. and Targa Resources Inc., each accounted for more than 10% of total sales, collectively representing 82% of its total sales for the year.

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At December 31, 2023, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Amended Term Loan Agreement.

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

The evaluation of a tax position in accordance with ASC Topic 740, Income Taxes (“ASC 740”) is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, it is presumed that the position will be examined by the appropriate taxing authority with full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit/expense to recognize in the consolidated financial statements. The tax position is measured at the largest amount of benefit/expense that is more likely than not of being realized upon ultimate settlement.

Asset Retirement Obligations

The Company records asset retirement obligations (“AROs”) to reflect the Company’s legal obligations related to future plugging and abandonment of its oil and natural gas wells, treating equipment and gathering support facilities. The Company estimates the expected cash flows associated with the obligation and discounts the amounts using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should these indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells, treating equipment and gathering support facilities as these obligations are incurred.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). This amendment provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging arrangements, and other transactions that reference LIBOR. On December 21, 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”). ASU 2022-06 defers the sunset date from December 31, 2022, to December 31, 2024. As of the date of this filing, neither ASU 2020-04 nor ASU 2022-06 had a material impact on the Company’s operating results, financial position or disclosures.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of 2023, the Company early adopted the FASB’s ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires an entity, even one with only one reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires an entity to disclose the title and position of the chief operating decision maker. ASU 2023-07 does not change how an entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Entities should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of adopting ASU 2023-07 and we expect limited impact on our disclosures with no impact to our consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the income tax rate reconciliation and income taxes paid. ASU 2023-09 requires an entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories, with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in ASU 2023-09 prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. We are currently evaluating the impact of adopting ASU 2023-09 but do not expect it to have a material impact on our disclosures, with no impact to our results of operations, cash flows, or financial condition.

2. MERGER AGREEMENT

Agreement and Plan of Merger

On December 14, 2023, the Company entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) with Fury Resources, Inc., a Delaware corporation (“Parent”) and San Jacinto Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a direct, wholly owned subsidiary of Parent. The Merger Agreement provides, that upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent. Subject to the terms and conditions set forth in the Merger Agreement, each of the Company’s issued and outstanding shares of Common Stock, par value $0.0001 per share (“Common Stock”) shall be converted into the right to receive $9.80 in cash, without interest, which represents a total transaction value of approximately $450.0 million, and such shares shall otherwise cease to be outstanding, shall automatically be canceled and retired and cease to exist; and each outstanding share of redeemable convertible preferred stock will be contributed to Parent in exchange for new preferred shares of Parent , or sold to Parent for cash, in each case at a valuation based on the conversion or redemption value of such preferred stock.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On January 24, 2024, Parent and the Company agreed to cause an amount equal to $10.0 million to be distributed from the escrow account to the Company.

The obligations of the Company, Parent and Merger Sub to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions, including, among other things: (a) the absence of any law or order of any Governmental Authority having jurisdiction over a party to the Merger Agreement prohibiting or making illegal the consummation of the Merger, and (b) the adoption of the Merger Agreement by a majority vote of the issued and outstanding shares of Company Common Stock.

3. LEASES

The Company leases equipment and office space pursuant to operating leases. The Company determines if an arrangement is or contains a lease at inception and combines lease and nonlease components, when fixed, for all lease contracts. Nonlease components include common area maintenance charges on office leases and, when applicable, services associated with equipment leases. Operating leases with a lease term greater than 12 months where the Company is the lessee are included in “Operating lease right of use assets” and “Operating lease liabilities” on the consolidated balance sheets and recorded based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The Company does not recognize right of use assets and lease liabilities for short-term leases that have a lease term of 12 months or less, but rather recognizes the lease payments associated with its short-term leases when incurred.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The “Operating lease right of use assets” outstanding on the consolidated balance sheet as of December 31, 2023 have initial lease terms of 1.9 years and 2.7 years and the “Operating lease right of use assets” as of December 31, 2022 have initial lease terms of 2.3 years. The table below summarizes the Company’s leases for the periods indicated (in thousands, except years and discount rate):

	Years Ended December 31,
	2023		2022
Lease cost
Operating lease costs	$601		$391
Short-term lease costs	2,536		7,972
Total lease costs	$3,137		$8,363

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$604		$391
Weighted-average remaining lease term - operating leases	1.8	years	0.9	years
Weighted-average discount rate - operating leases	12.32%		4.29%

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space and equipment as of December 31, 2023, are presented in the table below (in thousands):

December 31, 2023
2024	$688
2025	430
2026	86
Total operating lease payments	1,204
Less: discount to present value	(120)
Total operating lease liabilities	1,084
Less: current operating lease liabilities	594
Noncurrent operating lease liabilities	$490

4. OPERATING REVENUES

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

Since the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $19.8 million and $34.0 million as of December 31, 2023 and 2022, respectively, as “Accounts receivable, net” on the consolidated

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

The Company records revenue in the month its production is delivered to the purchaser. However, to the extent settlement statements and/or payments are not available, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records any differences, which historically have not been significant, between the actual amounts ultimately received and the original estimates in the period they become finalized.

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

The majority of the Company’s natural gas and NGLs prices are based on daily average pricing for the month. Settlement statements for the Company’s natural gas and NGLs production are typically received 30 days after the date of production and therefore the Company estimates the amount of production delivered to the customer and the price that will be received for that production. Historically, differences between the Company’s estimates and the actual revenue received have not been material.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022

Subject to depletion	$755,482	$713,585
Not subject to depletion:
Other capital costs:
Incurred in 2023	31	—
Incurred in 2022	1,427	1,427
Incurred in 2021 and prior(1)	57,451	61,194
Total not subject to depletion	58,909	62,621
Gross oil and natural gas properties	814,391	776,206
Less accumulated depletion	(445,975)	(390,796)
Net oil and natural gas properties	$368,416	$385,410
(1)	In 2019, with the adoption of fresh-start accounting, the Company’s unevaluated properties were recorded at fair value.

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, treating equipment and gathering support facilities costs, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $55.2 million and $51.0 million for the year ended December 31, 2023 and 2022, respectively. Depletion expense is recorded in “Depletion, depreciation and accretion” in the Company’s consolidated statements of operations.

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

The ceiling test value of the Company’s reserves was calculated based on the following prices:

	West Texas Intermediate (per barrel) (1)	Henry Hub (per MMBtu) (1)
December 31, 2023	$78.21	$2.64
December 31, 2022	94.14	$6.36
(1)	Unweighted average of the first day of the 12-months ended spot price, adjusted by lease or field for quality, transportation fees, and regional price differentials.

The Company's net book value of oil and natural gas properties for both 2023 and 2022 did not exceed the ceiling amount. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

unevaluated properties to the full cost pool, capital spending, and other factors will determine the Company’s ceiling test calculation and impairment analyses in future periods.

6. DEBT

As of December 31, 2023 and 2022, the Company’s debt consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Term loan credit facility	$200,000	$235,000
Other	215	190
Total debt (Face Value)	200,215	235,190
Less:
Current Portion of Long-Term Debt(1)	(50,106)	(35,067)
Other(2)	(9,833)	(17,447)
Long-Term Debt, net	$140,276	$182,676
(1)	Amounts primarily reflect payments due of $50.0 million and $35.0 million under the Amended Term Loan Agreement due within one year as of December 31, 2023 and December 31, 2022, respectively.
(2)	Amounts primarily reflect unamortized debt issuance costs of approximately $6.9 million and $13.0 million at December 31, 2023 and December 31, 2022, respectively, but also include an unamortized debt discount associated with an embedded derivative separately presented and further described in Note 7. “Fair Value Measurements”. For the years ended December 31, 2023 and 2022, we recorded approximately $7.6 million and $5.4 million, respectively, in interest expense reflecting the amortization/accretion of these amounts.

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

On November 14, 2022, the Company paid approximately $2.4 million and entered into a further Amended Credit Agreement (the “Amended Term Loan Agreement”) with its lenders which modified certain provisions of its original Term Loan Agreement. The Amended Term Loan Agreement also contains certain financial covenants (as defined in the Amended Term Loan Agreement), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of December 31, 2023 and the last day of each fiscal quarter thereafter;
●	Total Net Leverage Ratio of not greater than 2.50 to 1.00 as of December 31, 2023 and each fiscal quarter thereafter, and

●	Current Ratio of not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, as of December 31, 2023 and each fiscal quarter thereafter.

As of December 31, 2023, the Company was in compliance with the financial covenants under the Amended Term Loan Agreement.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company may elect, at its option, to prepay any borrowings outstanding under the Amended Term Loan Agreement subject to the following prepayment premiums:

Period (after applicable borrowing date(1))	Premium
Months 0 - 12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13 - 24	2.00%
Months 25 - 36	1.00%
Months 37 - 48	0.00%

(1)	Applicable borrowing dates are November 2021 for the original $200.0 million borrowed and April and November 2022 for the $20.0 million and $15.0 million in delayed borrowings, respectively.

The Company’s prepayment premiums would differ from those noted in the table above if a change of control results in prepayment within the second anniversary of the amendment date, as a 2% payment premium will apply.

As of December 31, 2023, the Company had $200.0 million of indebtedness outstanding and approximately $0.3 million of letters of credit outstanding under the Amended Term Loan Agreement. An additional $4.7 million is available for the issuance of letters of credit. The Company has a variable interest rate on its borrowings based on SOFR plus an applicable margin of 7.5%. The weighted average interest rate on the Company’s borrowings for the year ended December 31, 2023 was approximately 12.68%. The maturity date of the Amended Term Loan Agreement is November 24, 2025.

The Company may be required to make mandatory prepayments under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with excess cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, the Company is required to make mandatory prepayments when the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted capital expenditures for the succeeding fiscal quarter on the approved plan of development (“APOD”) wells (i.e. oil and natural gas wells located within a specified boundary as set by the Amended Term Loan Agreement) are excluded for purposes of determining the Consolidated Cash Balance. As of December 31, 2023, the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, did not exceed $20.0 million when considering forecasted APOD capital expenditures and cash held in unrestricted subsidiaries; therefore, no mandatory prepayment was necessary.

The Company is required to make scheduled remaining amortization payments in the aggregate amount of $85.0 million from the fiscal quarter ending March 31, 2024 through the fiscal quarter ending September 30, 2025 with $10.0 million due at the end of the first quarter of 2024, $12.5 million due at the end of each of the second and third quarters of 2024, $15.0 million due at the end of the fourth quarter of 2024 and the first quarter of 2025, and $10.0 million due at the end of each of the second and third quarters of 2025. The Company will be required to make a final payment of $115.0 million at maturity on November 24, 2025. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and by the equity interests of the Borrower held by the Company. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

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

In conjunction with entering into the original Term Loan Agreement in November 2021, the Company agreed to pay a premium to the lenders upon a future change of control event in which a majority of the board of directors or the Chief Executive Officer (the “CEO”) or the Principal Chief Financial Officer positions do not remain held by the same persons as before the change of control event (“Change of Control Call Option”). The premium is reduced over time through the payment of interest and certain fees. The Change of Control Call Option is accounted for as an embedded derivative not clearly and closely related to the host debt instrument. Accordingly, the Company recorded the initial fair value separately on the consolidated balance sheet within “Other noncurrent liabilities” and records changes in the fair value of the embedded derivative each reporting period in “Interest expense and other” on the consolidated statements of operations. Refer to Note 7, “Fair Value Measurements,” for a discussion of the valuation approach used, the significant inputs to the valuation, and for a reconciliation of the change in fair value of the Change of Control Call Option.

Debt Maturities

Aggregate maturities required on debt at December 31, 2023 due in future years are as follows (in thousands):

2024	$50,106
2025	150,096
2026	13
Total	$200,215

7. FAIR VALUE MEASUREMENTS

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

liabilities associated with commodity-based derivative contracts that were accounted for at fair value as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$13,869	$—	$13,869

Liabilities
Liabilities from commodity-based derivative contracts	$—	$33,249	$—	$33,249

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$21,623	$—	$21,623

Liabilities
Liabilities from commodity-based derivative contracts	$—	$62,935	$—	$62,935

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

As discussed in Note 6, “Debt,” the Company recorded the fair value of the Change of Control Call Option separately on the consolidated balance sheets in “Other noncurrent liabilities.” The fair value of the Change of Control Call Option is subsequently remeasured each reporting period with fair values changes recorded in “Interest expense and other” on the consolidated statement of operations. The valuation of the Change of Control Call Option includes significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields. The following table sets forth a reconciliation of the changes in fair value of the Change of Control Call Option classified as Level 3 in the fair value hierarchy (in thousands):

Change of Control
Call Option
Balance at December 31, 2022	$4,136
Change in fair value	(2,052)
Balance at December 31, 2023	$2,084

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company follows the provisions of the FASB’s ASC Topic 820, Fair Value Measurement for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. These provisions apply to the Company’s initial recognition of AROs for which fair value is used. The ARO estimates are derived from historical costs and management’s expectation of future cost environments; and therefore, the Company has designated these liabilities as Level 3. See Note 8, “Asset Retirement Obligations,” for a reconciliation of the beginning and ending balances of the liability for the Company’s AROs.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of December 31, 2023, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Amended Term Loan Agreement.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,			Years Ended December 31,
Balance sheet location	2023	2022	Balance sheet location	2023	2022
Current assets	$8,992	$16,244	Current liabilities	$(17,191)	$(29,286)
Other noncurrent assets	4,877	5,379	Other noncurrent liabilities	(16,058)	(33,649)
	$13,869	$21,623		$(33,249)	$(62,935)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s consolidated statements of operations (in thousands):

	Location of gain or (loss)
	on derivative contracts on	Years Ended December 31,
Type	Statement of Operations	2023	2022
Commodity contracts:
Unrealized gain (loss)	Other income (expenses)	$21,934	$20,256
Realized gain (loss)	Other income (expenses)	(9,245)	(130,262)
Total net gain (loss)		$12,689	$(110,006)

At December 31, 2023, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2024	2025	2026	2027
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	1,834,924	1,405,463	1,016,641	620,387
Weighted average price	$63.62	$61.59	$63.50	$61.38
Basis swap:
Total volumes (Bbls)	1,834,321	1,430,806	1,023,669	682,265
Weighted average price	$0.27	$0.24	$0.04	$0.44
WTI NYMEX roll:
Total volumes (Bbls)	1,814,073	1,430,806	1,023,669	682,265
Weighted average price	$0.27	$0.13	$(0.01)	$(0.02)
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	4,452,855	4,284,179	2,357,998	1,587,636
Weighted average price	$3.54	$3.40	$3.96	$3.68
Two-way collar:
Total volumes (MMBtu)	2,610,639	1,651,321	2,063,812	1,355,000
Weighted average price (call)	$5.08	$5.12	$5.26	$5.57
Weighted average price (put)	$3.67	$3.72	$3.70	$3.66
Basis swap:
Total volumes (MMBtu)	7,052,822	5,834,257	4,382,626	2,653,497
Weighted average price	$(0.87)	$(0.68)	$(0.77)	$(0.71)

The Company presents the fair value of its derivative contracts at the gross amounts in the consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at December 31, 2023 and 2022 (in thousands):

	Derivative Assets		Derivative Liabilities
	Years Ended December 31,		Years Ended December 31,
Offsetting of Derivative Assets and Liabilities	2023	2022	2023	2022

Gross Amounts - Consolidated Balance Sheet	$13,869	$21,623	$(33,249)	$(62,935)
Amounts Not Offset - Consolidated Balance Sheet	(13,218)	(20,997)	13,218	20,997
Net amount	$651	$626	$(20,031)	$(41,938)

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

9. ASSET RETIREMENT OBLIGATIONS

The Company records an ARO on oil and natural gas properties when it can reasonably estimate the fair value of an obligation to perform site reclamation, dismantle facilities or plug and abandon costs. The Company records AROs to reflect the Company’s legal obligations related to future plugging and abandonment of its oil and natural gas wells, treating equipment and gathering support facilities.

The Company recorded the following activity related to its ARO liability (inclusive of the current portion) (in thousands):

	For the Year Ended December 31,
	2023	2022
Asset retirement obligations at beginning of the period	$15,469	$11,896
Accretion expense	793	528
Liabilities incurred	34	151
Liabilities settled/divested	(112)	(647)
Revisions to estimate	1,274	3,541
Asset retirement obligations at end of period	17,458	15,469
Less: current asset retirement obligations	—	(225)
Long-term asset retirement obligations at the end of the period	$17,458	$15,244

10. COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2023, the Company has an active drilling rig commitment of approximately $1.5 million that will be incurred in 2024. Termination of the active drilling rig commitment would require an early termination penalty of $1.3 million, which would be in lieu of paying the active drilling rig commitment of $1.5 million.

In May 2022, the Company entered into a joint venture agreement to develop a strategic acid gas treatment and carbon sequestration facility and entered into a gas treating agreement. Once the facility is in service, the Company has a minimum volume commitment of 20,000 Mcf per day under the gas treating agreement, with certain rollover rights and start-up flexibility, for an initial term of five years from the in-service date of the facility. Under the gas treating agreement, the Company will pay a treating rate that begins at $1.65/Mcf and varies based on volumes delivered to the facility. At an initial treated volume of 12,000 Mcf/d, the commitment would be approximately $7.3 million for the first 12 months of the agreement. For additional information on this joint venture, see Note 15, Additional Financial Information.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of December 31, 2023, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

11. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 28, 2023, the Company sold, in a private placement, an aggregate of 25,000 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, the Company’s largest three existing stockholders (collectively, the “Investors”) that represent 50 percent of its board of directors. The Company received $24.4 million in proceeds, net of $0.6 million in original issue discount. The issuance of Series A Preferred Stock was approved by the Company’s board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the Series A Preferred Stock. Holders of Series A Preferred Stock will have no voting rights with respect to the shares of Series A Preferred Stock. The Series A Preferred Stock will receive annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued at a fixed rate of 16.0% annually (“PIK accrual”) at the option of the Company. Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. Paid-in-kind (“PIK”) dividends will be cumulative, compound and accrue quarterly in arrears and will be added to the Liquidation Preference. The Series A Preferred Stock Dividend Payment Date commenced on June 30, 2023, and the Conversion Price equaled $9.03, which may be adjusted from time to time.

On September 6, 2023, the Company sold, in a private placement, an aggregate of 38,000 shares of Series A-1 Redeemable Convertible Preferred Stock (the “Series A-1 Preferred Stock”) to the Investors. The Company received $37.1 million in proceeds, net of $0.9 million in original issue discount. The issuance of Series A-1 Preferred Stock was approved by the Company’s board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the Series A-1 Preferred Stock. Holders of Series A-1 Preferred Stock will have no voting rights with respect to the shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock will receive annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued at a fixed PIK accrual rate of 16.0% annually at the option of the Company. Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. PIK dividends will be cumulative, compound and accrue quarterly in arrears and will be added to the Liquidation Preference. The Series A-1 Preferred Stock Dividend Payment Date commenced on September 30, 2023, and the Conversion Price equaled $7.63, which may be adjusted from time to time.

On December 15, 2023, the Company sold, in a private placement, an aggregate of 35,000 shares of Series A-2 Redeemable Convertible Preferred Stock (the “Series A-2 Preferred Stock”) to the Investors. The Company received $34.1 million in proceeds, net of $0.9 million in original issue discount. The issuance of Series A-2 Preferred Stock was approved by the Company’s board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the Series A-2 Preferred Stock. Holders of Series A-2 Preferred Stock will have no voting rights with respect to the shares of Series A-2 Preferred Stock. The Series A-2 Preferred Stock

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

will receive annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued at a fixed PIK accrual rate of 16.0% annually at the option of the Company. Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. PIK dividends will be cumulative, compound and accrue quarterly in arrears and will be added to the Liquidation Preference. The Series A-2 Preferred Stock Dividend Payment Date commenced on December 31, 2023, and the Conversion Price equaled $6.21, which may be adjusted from time to time.

For accounting purposes, upon issuance of the preferred stock on March 28, 2023, September 6, 2023 and December 15, 2023 (collectively, the “Redeemable Convertible Preferred Stock”), the Company recorded $23.5 million ($25.0 million net of original issue discount and accrued offering costs), $36.9 million ($38.0 million net of original issue discount and accrued offering costs) and $34.0 million ($35.0 million net of original issue discount and accrued offering costs), respectively, as mezzanine equity (temporary equity) on the consolidated balance sheets because it is not mandatorily redeemable but does contain a redemption feature at the option of the preferred holders that is considered not solely within the Company’s control. Due to the redeemable nature of the preferred stock, as further discussed below, at March 31, 2023, September 30, 2023 and December 31, 2023, the Company recorded non-cash deemed dividends of approximately $1.5 million, $1.1 million and $1.0 million, respectively, to increase the carrying value of the preferred stock to its redemption amounts of approximately $25.0 million, $38.0 million and $35.0 million, respectively.

For year ended December 31, 2023, the Company paid-in-kind its dividend on the preferred stock of $8.5 million. As of December 31, 2023, the carrying value of the preferred stock, inclusive of PIK dividends, is approximately $106.5 million.

Voting Rights. Holders of shares of the Redeemable Convertible Preferred Stock have no voting rights with respect to the shares of Redeemable Convertible Preferred Stock.

Dividends. Holders of Redeemable Convertible Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 14.5% per annum on the Liquidation Preference ($1,000 per share, or $98.0 million, increased for any PIK accruals), compounding and accruing quarterly in arrears. Dividends may be paid in cash or, if not declared and paid in cash, the amount of any such dividend shall automatically accrue at a fixed rate of 16.0% per annum on the Liquidation Preference and be added to the Liquidation Preference (a “PIK Accrual”). Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. Additionally, while the Company has not declared or paid dividends on its common stock since its inception, holders of preferred stock will be entitled to participate in any dividends or permitted distributions to holders of common stock on an as-converted basis should they occur.

Conversion Features. In addition to the conversion rights noted in “Redemption Features (Change of Control)” below, holders of Redeemable Convertible Preferred Stock may convert their shares into common stock at the Conversion Ratio equal to the then applicable Liquidation Preference at the time of conversion divided by the then applicable Conversion Price (initially equal to an 18% premium to the volume weighted average price of common stock for the 20 trading days immediately preceding the closing date). Additionally, the Company has the right, at its option, to convert outstanding shares of Redeemable Convertible Preferred Stock into common stock at the Conversion Ratio should the Company meet certain calculated valuation metrics which when divided by the number of outstanding shares of common stock equals or exceeds 130% of the Conversion Price.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

12. STOCKHOLDERS’ EQUITY

Common Stock

On October 8, 2019, upon emergence from chapter 11 bankruptcy, Battalion filed an amended and restated certificate of incorporation with the Delaware Secretary of State to provide for, among other things, (i) the total number of shares of all classes of capital stock that Battalion has the authority to issue is 101,000,000 of which 100,000,000 shares are common stock, par value $0.0001 per share and 1,000,000 shares are preferred stock, par value $0.0001 per share and (ii) a restriction on Battalion from issuing any non-voting equity securities in violation of Section 1123(a)(6) of chapter 11 of title 11 of the United States Code. In addition, pursuant to the Company’s certificate of incorporation, effective at the 2021 annual meeting of stockholders, the board ceased to be divided into two classes, and the provision for the right of removal of any directors designated as a Group II director by an increased voting threshold from a majority to 85% of the shares then entitled to vote at an election of directors shares expired.

Incentive Plans

The Company’s board of directors adopted the 2020 Long-Term Incentive Plan (the “Plan”), as amended in 2021, in which an aggregate of approximately 1.8 million shares of the Company’s common stock were available for grant pursuant to awards under the Plan. As of December 31, 2023, a maximum of 1.1 million shares of the Company’s common stock remained reserved for issuance under the Plan. For the years ended December 31, 2023 and 2022, the Company recognized a benefit of $1.1 million and expense of $2.2 million, respectively, related to stock-based compensation awards granted to employees and directors, primarily related to restricted stock unit grants. The benefit recognized in the twelve months ended December 31, 2023 is due to forfeitures of stock options and restricted stock related to the departure of certain executives and employees. Stock-based compensation is recorded as a component of “General and administrative” on the consolidated statements of operations.

Restricted Stock Units

From time to time, the Company grants shares of restricted stock units (“RSUs”) under the Plan to employees of the Company. Under the Plan, employee RSUs will vest and convert to shares typically in equal amounts over a three or four year vesting period from the date of the grant, depending on award, or when the performance or market conditions described below occur. At December 31, 2023 and 2022, the Company had $0.3 million and $2.6 million, respectively of

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 0.3 years and 1 year, respectively.

The following table sets forth the restricted stock unit transactions for the periods indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1) (In thousands)
Unvested outstanding shares at December 31, 2021	775,515	$9.16	$2,914
Granted	225,700	13.75
Vested	(98,121)	11.40
Forfeited	(13,700)	12.20
Unvested outstanding shares at December 31, 2022	889,394	$10.03	$3,993
Granted	30,000	10.68
Vested	(158,845)	12.48
Forfeited	(509,013)	9.04
Unvested outstanding shares at December 31, 2023	251,536	$10.56	$1,141
(1)	The intrinsic value of restricted stock was calculated as the closing market price on December 31, 2023 and 2022 of the underlying stock multiplied by the number of restricted shares that would be issuable. The total fair value of shares vested was $1.5 million for the year ended December 31, 2023.

The discussion below outlines the vesting conditions and fair values for each type of the Company’s approximately 0.3 million unvested outstanding RSU under the Plan issued to employees of the Company as of December 31, 2023.

●	Time-Based RSUs. 0.1 million Time-Based RSUs will vest over a three or four year vesting period from the date of the grant, depending on award. The aggregate grant date fair value of these RSUs was $1.6 million.

●	Performance-Based RSUs. Less than 0.1 million Performance-Based RSUs will vest in full only upon achievement of certain business combination goals, as defined in the awards agreements. The aggregate grant date fair value of these RSUs was $0.5 million. As of December 31, 2023, no expense had been recognized for these awards as a business combination, as defined in the award agreements, had not been consummated.

●	Market-Based (e.g. TSR) RSUs. 0.1 million Market-Based RSUs will vest in full or in part or may terminate based on the Company’s total shareholder return (“TSR”) relative to the total shareholder return of certain of its peer companies as defined in the awards agreements over the performance period ending on February 20, 2024. The aggregate grant date fair value of these RSUs was $0.6 million.

The assumptions used in calculating the Monte Carlo valuation model fair value of the Company’s RSUs with market based (e.g. TSR) vesting conditions granted in 2020 are set forth in the following table:

Year Ended
December 31, 2020
Weighted average value per performance based RSUs granted during the period	$6.13
Assumptions:
Stock price volatility(1)	51.79%
Risk free rate of return	1.22%

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2023, the Company had 132,822 options outstanding (three equal tranches of 44,274 options at exercise prices of $18.91, $28.23, and $37.83 per share) with a weighted average exercise price of $28.32/share. As of December 31, 2023 and 2022, no options were either exercisable nor had intrinsic value due to service performance conditions and/or based on the exercise price of the option exceeding the closing market price. The weighted average remaining contractual life at December 31, 2023 was approximately 3.1 years. Approximately less than $0.1 million of unrecognized compensation expense remains related to non-vested stock-options to be recognized over a weighted-average period of 0.1 years.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES

Income tax benefit (provision) for the indicated periods is comprised of the following (in thousands):

Years Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax benefit (provision)	$—	$—

The actual income tax benefit (provision) differs from the expected income tax benefit (provision) as computed by applying the United States federal corporate income tax rate of 21% for the periods indicated below, as follows (in thousands):

	Years Ended December 31,
	2023	2022
Expected tax benefit (provision)	$640	$(3,893)
Change in valuation allowance and related items	(15)	6,689
Attribute reduction	—	(2,704)
Permanent adjustments	(2)	(5)
Employee retention credit	—	—
Non-deductible compensation	(95)	(56)
Preferred equity transaction costs	—	—
Merger transaction costs	(541)	—
Other	13	(31)
Total income tax benefit (provision)	$—	$—

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred income tax assets (liabilities) recognized are as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred noncurrent income tax assets:
Net operating loss carry-forwards	$172,654	$151,905
Built in loss adjustment Section 382	693	693
Capital loss carryforward	114,725	114,725
Stock-based compensation expense	1,693	2,334
Asset retirement obligations	3,666	2,558
Book-tax differences in property basis	106,045	129,427
Unrealized hedging transactions	4,070	8,676
Disallowed interest Section 163(j)	20,712	14,905
Embedded derivative liability	437	459
Operating lease liability	228	74
GAAP amortization - discount on MOIC derivative	—	—
Amortization of debt issuance costs	323	—
Other	874	874
Gross deferred noncurrent income tax assets	426,120	426,630
Valuation allowance	(425,019)	(425,005)
Deferred noncurrent income tax assets	$1,101	$1,625

Deferred noncurrent income tax liabilities:
Basis difference in debt	$(615)	$(885)
Investment in unconsolidated subsidiary	(270)	(580)
Amortization of debt issuance costs	—	(86)
Lease right of use	(216)	(74)
Deferred noncurrent income tax liabilities	$(1,101)	$(1,625)
Net noncurrent deferred income tax assets (liabilities)	$—	$—

The amount of U.S. consolidated Net Operating Losses (NOLs) available as of December 31, 2023 after attribute reduction is estimated to be approximately $1.3 billion, but the amount after attribute reduction and the Section 382 limitation is $822.2 million. Of this amount, $92.6 million is subject to the 20 year carryforward period and will expire in 2037. The remaining $729.5 million may be carried forward indefinitely but is in part subject to a Section 382 limitation.

The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. The Company evaluated possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies in making this assessment. As a result of the Company’s analysis, it was concluded that as of December 31, 2023, a valuation allowance should continue to be applied against the Company’s net deferred tax asset. The Company recorded a valuation allowance as of December 31, 2023 of $425.0 million, a decrease of less than $0.1 million from December 31, 2022. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has no unrecognized tax benefits for the year ended December 31, 2023 and 2022. Accordingly, there is

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

no amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there is no amount of interest or penalties currently recognized in the consolidated statements of operations in “Interest expense and other” or consolidated balance sheets as of December 31, 2023 and 2022. In addition, the Company does not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Generally, the Company’s income tax years 2019 through 2023 remain open for federal purposes and are subject to examination by Federal tax authorities. The Company's income tax returns are also subject to audit by the tax authorities in Louisiana, Mississippi, North Dakota, Oklahoma, Texas, Pennsylvania, Ohio and certain other state taxing jurisdictions where the Company has, or previously had, operations. In certain jurisdictions the Company operates through more than one legal entity, each of which may have different open years subject to examination. The open years for state purposes can vary from the normal three year statue expiration period for federal purposes.

14. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022
Basic:
Net (loss) income	$(3,048)	$18,539
Less: Preferred stock dividend	(12,047)	—
Less: Undistributed earnings allocable to preferred stockholders	—	—
Net (loss) income available to common stockholders	$(15,095)	$18,539
Weighted average basic number of common shares outstanding basic	16,441	16,331
Basic net (loss) income per share of common stock	$(0.92)	$1.14

Diluted:
Net (loss) income available to common stockholders basic	$(15,095)	$18,539
Reallocation of undistributed earnings	—	—
Net (loss) income available to common stockholders diluted	$(15,095)	$18,539
Weighted average basic number of common shares outstanding	16,441	16,331
Common stock equivalent shares representing shares issuable upon:
Exercise of warrants and stock options	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	Anti-dilutive	179
Weighted average diluted number of common shares outstanding diluted	16,441	16,510
Diluted net income (loss) per share of common stock	$(0.92)	$1.12

For the year ended December 31, 2023, common stock equivalents, including stock options and certain restricted stock units, totaling 0.5 million weighted-average shares were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the year ended December 31, 2022, common stock equivalents, including warrants, stock options and restricted stock units, totaling 5.8 million shares were not included in the

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the Company’s net loss in the period. Additionally, the Company also has approximately 0.1 million restricted stock units that vest only upon achievement of certain business combination goals or based on the Company’s TSR as further described in Note 12, “Stockholder’s Equity”. On October 8, 2022 approximately 6.9 million warrants expired which previously gave the holder the right to purchase one share of common stock for each warrant.

15. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands) for the periods presents:

	December 31, 2023	December 31, 2022
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$19,802	$33,980
Joint interest accounts	2,138	3,201
Other	1,081	793
	$23,021	$37,974
Prepaids and other:
Prepaids	$490	$715
Funds in escrow	345	341
Other	72	75
	$907	$1,131
Other assets (Non-current):
Investment in unconsolidated affiliate	$1,283	$1,561
Contract asset	15,062	—
Funds in escrow	552	527
Other	759	739
	$17,656	$2,827
Accounts payable and accrued liabilities:
Trade payables	$24,915	$42,919
Accrued oil and natural gas capital costs	15,337	19,911
Revenues and royalties payable	18,986	26,759
Accrued interest expense	347	160
Accrued employee compensation	520	2,300
Accrued lease operating expenses	6,418	8,005
Other	2	41
	$66,525	$100,095

Investment in Unconsolidated Affiliate. In May 2022, the Company entered into a joint venture with Caracara Services, LLC (“Caracara”) to develop an acid gas treatment facility to remove hydrogen sulfide and carbon dioxide from its produced natural gas. Caracara provided the initial capital for the construction of the treatment facility. The Company contributed certain full cost pool assets to the related party joint venture in a non-cash exchange for a retained 5% equity interest in Wink Amine Treater, LLC (“WAT”) (previously Brazos Amine Treater, LLC (“BAT”)), an unconsolidated subsidiary. For accounting purposes, since the Company does not control the key activities (e.g. operating and maintaining the facility) which most significantly impact economic performance nor does the Company have the obligation to absorb losses or the right to receive benefits that could potentially be significant, the Company is not the primary beneficiary of WAT. Accordingly, the Company accounts for its investment in WAT (a related party) using the equity method of accounting based on its ability to exercise significant influence, but not control, over the key activities of the joint venture. For more information related to this joint venture, see Note 10, “Commitments and Contingencies”.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract Asset. During 2023, the Company advanced a capital contribution of approximately $15.1 million on behalf of its joint venture partner in WAT to fund a workover operation on the AGI well. Pursuant to the terms of the agreement governing the joint venture, the Company has multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lessor of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance. The Company advanced additional capital contributions on behalf of its joint venture partner during the first quarter of 2024 of approximately $3.0 million to fund WAT with the necessary capital required to complete the sidetrack of the AGI well.

16. SUBSEQUENT EVENTS

On March 27, 2024, the Company sold, in a private placement, an aggregate of 20,000 shares of Series A-3 Redeemable Convertible Preferred Stock (the “Series A-3 Preferred Stock”) to the Investors. The Company received $19.5 million in proceeds, net of $0.5 million in original issue discount. The issuance of Series A-3 Preferred Stock was approved by the Company’s board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the Series A-3 Preferred Stock. Holders of Series A-3 Preferred Stock will have no voting rights with respect to the shares of Series A-3 Preferred Stock. The Series A-3 Preferred Stock will receive annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued at a fixed PIK accrual rate of 16.0% annually at the option of the Company. Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. PIK dividends will be cumulative, compound and accrue quarterly in arrears and will be added to the Liquidation Preference. The Series A-3 Preferred Stock Dividend Payment Date will commence on March 31, 2024, and the Conversion Price equaled $6.83, which may be adjusted from time to time.

On March 28, 2024, the Company entered into the Third Amendment to the Amended Term Loan Agreement (the “Third Amendment”) with its lenders. The Third Amendment, amended the Amended Term Loan Agreement to, among other things, (a) amend the APOD for certain properties, (b) remove the PDP Production Test and APOD Economic Test (each defined in the Term Loan Agreement), (c) require the Borrower to receive cash proceeds from equity issuances and/or cash contributions in an aggregate amount of not less than $38.0 million during the period from Amendment Effective Date through March 31, 2024 (the “Specified Additional Equity Capital”), which such Specified Additional Equity Capital shall be excluded from the calculation of Consolidated Cash Balance (as defined in the Term Loan Agreement), and (d) make amendments to certain other affirmative covenants in connection with the foregoing.

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

The proved reserves estimates reported herein for the years ended December 31, 2023 and 2022 have been independently evaluated by Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineering firm. For additional information regarding estimates of proved reserves and other information about our oil and gas reserves, see Item 1. Business and the report of NSAI which is included as an Exhibit to this Annual Report on Form 10-K.

The following tables illustrate changes in the Company’s estimated net proved developed and proved undeveloped reserves for the periods indicated. The oil and natural gas liquids prices as of December 31, 2023 and 2022 are based on the respective 12-month unweighted average of the first of the month prices of the West Texas Intermediate spot price which equates to $78.21 per barrel and $94.14 per barrel, respectively. The natural gas prices as of December 31, 2023 and 2022 are based on the respective 12-month unweighted average of the first of the month prices of the Henry Hub spot price which equates to $2.64 per MMBtu and $6.36 per MMBtu, respectively. All prices are adjusted by lease or field for energy content, transportation fees, and market differentials. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States.

	Total Proved Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved reserves, December 31, 2021	58,732	124,965	16,320	95,880
Extensions and discoveries	2,339	18,714	1,560	7,018
Production	(2,834)	(9,336)	(1,245)	(5,635)
Sale of minerals in place	(32)	(17)	(4)	(39)
Revision of previous estimates(1)	(8,183)	9,358	1,420	(5,204)
Proved reserves, December 31, 2022	50,022	143,684	18,051	92,020
Extensions and discoveries	3	6	1	5
Production	(2,415)	(8,718)	(1,163)	(5,031)
Revision of previous estimates(2)	(12,988)	(23,223)	(2,029)	(18,887)
Proved reserves, December 31, 2023	34,622	111,749	14,860	68,107

	Equivalent (Mboe)
	Proved	Proved
	Developed	Undeveloped	Total Proved
	Reserves	Reserves	Reserves
Proved reserves, December 31, 2021	42,410	53,470	95,880
Extensions and discoveries	2	7,016	7,018
Production	(5,635)	—	(5,635)
Sale of minerals in place	(39)	—	(39)
Transfers	8,314	(8,314)	(0)
Revision of previous estimates(1)	1,250	(6,454)	(5,204)
Proved reserves, December 31, 2022	46,302	45,718	92,020
Extensions and discoveries	5	—	5
Production	(5,031)	—	(5,031)
Transfers	2,434	(2,434)	—
Revision of previous estimates(2)	(3,581)	(15,306)	(18,887)
Proved reserves, December 31, 2023	40,129	27,978	68,107

	Proved Developed Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
December 31, 2023	18,626	71,051	9,661	40,129
December 31, 2022	22,501	81,636	10,195	46,302

	Proved Undeveloped Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
December 31, 2023	15,996	40,698	5,199	27,978
December 31, 2022	27,521	62,048	7,856	45,718

(1)	Downward revisions for 2022 of 6.4 MMBoe were primarily due to increased capital and operating costs.
(2)	Includes downward revisions of 13.0 MMBoe for the removal of PUDs during 2023 due to decreased activity associated with managing cash flow, servicing debt and financial covenants and ongoing work to recapitalize the business.

Year Ended December 31, 2023

At December 31, 2023, the Company’s proved developed reserves of 40.1 MMBoe decreased approximately 6.2 MMBoe from December 31, 2022 primarily as a result of negative revisions of 3.6 MMBoe and production of 5.0 MMBoe offset by PUD reserve development of 2.4 MMBoe.

At December 31, 2023, the Company’s estimated proved undeveloped (PUD) reserves of 27.9 MMBoe decreased approximately 17.7 MMBoe from December 31, 2022 as a result of the transfer of 2.4 MMBoe to proved developed producing reserves and downward revisions of 15.3 MMBoe due primarily to the removal of 13.0 MMBoe of PUDs due to decreased activity associated with managing cash flow, servicing debt and financial covenants, and ongoing work to recapitalize the business coupled with a downward revision of 2.3 MMBoe due to decreased SEC prices. All of the Company’s PUD reserves are planned to be developed within five years from the date they were initially recorded. During 2023, approximately $33.0 million in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs.

Year Ended December 31, 2022

At December 31, 2022, the Company’s proved developed reserves of 46.3 MMBoe increased approximately 3.9 MMBoe from December 31, 2021 as a result of PUD reserve development of 8.3 MMBoe and positive revisions of 1.2 MMBoe, offset by production of 5.6 MMBoe.

At December 31, 2022, the Company’s estimated PUD reserves of 45.7 MMBoe decreased approximately 7.8 MMBoe from December 31, 2021. The transfer of 8.3 MMBoe to proved developed producing reserves and downward revisions of 6.4 MMBoe due primarily to increased capital and operating costs were offset by additions and extensions of 7.0 MMBoe in the Delaware Basin primarily associated with infill drilling activity. All of the Company’s PUD reserves are planned to be developed within five years from the date they were initially recorded. During 2022, approximately $119.8 million in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs.

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

Reliable technologies were used to determine areas where PUD locations are more than one offset location away from a producing well. These technologies include seismic data, wire line openhole log data, core data, log cross-sections, performance data, and statistical analysis. In such areas, these data demonstrated consistent, continuous reservoir characteristics in addition to significant quantities of economic EURs from individual producing wells. The Company relied only on production flow tests and historical production data, along with the reliable geologic data mentioned above to estimate proved reserves. No other alternative methods or technologies were used to estimate proved reserves. Out of total proved undeveloped reserves of 27.9 MMBoe at December 31, 2023, 12.7 MMBoe were associated with 16 gross PUD locations that were more than one offset location from a producing well.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depletion, depreciation and accretion (in thousands):

	December 31, 2023	December 31, 2022
Evaluated oil and natural gas properties	$755,482	$713,585
Unevaluated oil and natural gas properties	58,909	62,621
	814,391	776,206
Accumulated depletion	(445,975)	(390,796)
	$368,416	$385,410

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows:

	Years Ended December 31,
	2023	2022

Property acquisition costs, proved	$—	$—
Property acquisition costs, unproved	—	—
Exploration and extension well costs	6,691	7,556
Development costs(1)	32,951	119,814
Total costs	$39,642	$127,370
(1)	Excludes $3.5 million and $15.0 million for the years ended December 31, 2023 and 2022, respectively, of development costs related to the Company’s treating equipment and gathering support facilities.

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

At December 31, 2023 and 2022, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month prices, except for volumes subject to fixed price contracts. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor.

The Standardized Measure is as follows:

	Years Ended December 31,
	2023	2022

	(In thousands)
Future cash inflows	$3,126,801	$6,095,180
Future production costs	(1,483,090)	(2,267,504)
Future development costs	(420,793)	(669,996)
Future income tax expense	(28,551)	(306,160)
Future net cash flows before 10% discount	1,194,367	2,851,520
10% annual discount for estimated timing of cash flows	(595,886)	(1,389,844)
Standardized measure of discounted future net cash flows	$598,481	$1,461,676

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure for the Company’s proved oil and natural gas reserves during each of the years in the two year period ended December 31, 2023:

	Years Ended December 31,
	2023	2022

	(In thousands)
Beginning of year	$1,461,676	$1,075,655
Sale of oil and natural gas produced, net of production costs	(126,031)	(220,023)
Sales of minerals in place	—	(536)
Extensions and discoveries	110	84,296
Changes in income taxes, net	91,805	(106,443)
Changes in prices and costs	(656,316)	611,617
Previously estimated development costs incurred	36,744	73,362
Net changes in future development costs	39,252	(103,349)
Revisions of previous quantities	(368,333)	(28,500)
Accretion of discount	156,824	107,577
Changes in production rates and other	(37,250)	(31,980)
End of year	$598,481	$1,461,676

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(f) and 15d-15(f), of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management has assessed our internal control over financial reporting as of December 31, 2023. The unqualified report of management thereon is included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2023 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities	Weighted-Average	Equity Compensation
	to be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding	Outstanding Options and	Securities Reflected in
Plan Category	Options and Rights(A)(1)	Rights	Column(A))
Equity compensation plans approved by security holders.	—	$—	—
Equity compensation plans not approved by security holders(2)	384,358	28.32	1,067,966
	384,358	$28.32	1,067,966
(1)	Consists of 251,536 unvested RSUs and outstanding 132,822 stock options.
(2)	The formation of the plan was approved by the Bankruptcy Court upon confirmation of our Plan of Reorganization in 2019 and further approved by our board with an effective date of January 1, 2020.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

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

2.2

Agreement and Plan of Merger, dated as of December 14, 2023, by and among the Battalion Oil Corporation, Fury Resources, Inc. and San Jacinto Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed December 18, 2023).

2.2.1

First Amendment to Agreement and Plan of Merger, dated as of January 24, 2024, by and among Battalion Oil Corporation, Fury Resources, Inc. and San Jacinto Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 24, 2024).

2.2.2

Second Amendment to Agreement and Plan of Merger, dated as of February 6, 2024, by and among Battalion Oil Corporation, Fury Resources, Inc. and San Jacinto Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed February 6, 2024).

2.2.3

Third Amendment to Agreement and Plan of Merger, dated as of February 16, 2024, by and among Battalion Oil Corporation, Fury Resources, Inc. and San Jacinto Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed February 16, 2024).

2.3	Limited Guarantee, dated February 6, 2024, by Abraham Mirman in favor of Battalion Oil Corporation (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed February 6, 2024).
3.1

Amended and Restated Certificate of Incorporation of Battalion Oil Corporation (formerly Halcón Resources Corporation) dated October 8, 2019, as amended by the Certificate of Amendment, dated January 21, 2020 (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed March 25, 2020).

3.1.1

Certificate of Designations of Series A Redeemable Convertible Preferred Stock effective March 24, 2023 (Incorporated by reference to Exhibit 3.1.1 of our Annual Report on Form 10-K filed March 30, 2023).

3.1.2

Certificate of Designations of Series A-1 Redeemable Convertible Preferred Stock effective September 6, 2023 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed September 7, 2023).

3.1.3

Certificate of Amendment to Certificate of Designations of Series A-1 Redeemable Convertible Preferred Stock effective December 15, 2023 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 18, 2023).

3.1.4

Certificate of Designations of Series A-2 Redeemable Convertible Preferred Stock effective December 15, 2023 (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed December 18, 2023).

3.1.5

Certificate of Designations of Series A-3 Redeemable Convertible Preferred Stock dated effective March 27, 2024 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed March 28, 2024).

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

10.1.2

Third Amendment to Amended and Restated Senior Secured Credit Agreement dated as of March 28, 2024, by and among Halcón Holdings, LLC, as borrower, Macquarie Bank Limited, as administrative agent and the lenders party hereto, the guarantors party hereto and Battalion Oil Corporation, as holdings (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 28, 2024).

10.2

Warrant Agreement, dated October 8, 2019, by and between Halcón Resources Corporation and Broadridge Corporate Issuer Solutions, Inc., as warrant agent (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 8, 2019).

10.3

Registration Rights Agreement, dated October 8, 2019, by and among Halcón Resources Corporation and each of the parties thereto, as investors (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 8, 2019).

10.3.1

First Amendment to Registration Rights Agreement dated March 28, 2023, by and among Battalion Oil Corporation and each of the parties thereto, as investors (Incorporated by reference to Exhibit 10.3.1 of our Annual Report on Form 10-K filed March 30, 2023).

10.3.2

Second Amendment to Registration Rights Agreement dated September 6, 2023, by and among Battalion Oil Corporation and each of the parties thereto, as investors (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 7, 2023).

10.3.3

Third Amendment to Registration Rights Agreement dated December 15, 2023, by and among Battalion Oil Corporation and each of the other parties thereto, as investors (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed December 18, 2023).

10.3.4

Fourth Amendment to Registration Rights Agreement dated March 27, 2024, by and among Battalion Oil Corporation and each of the other parties thereto, as investors. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed March 28, 2024).

10.4	†	Battalion Oil Corporation 2020 Long-Term Incentive Plan, effective as of January 1, 2020 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 31, 2020).
10.4.1	†

Amendment No. 1 to the Battalion Oil Corporation 2020 Long-Term Incentive Plan, effective as of June 8, 2021 (Incorporated by reference to Exhibit 10.1.1 of our Current Report on Form 8-K filed June 14, 2021).

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

10.7	†	Offer Letter with Kristen McWatters dated January 20, 2023 (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K filed March 30, 2023).
10.8

Purchase Agreement (Series A Preferred Stock), dated March 28, 2023, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed March 30, 2023).

10.9

Purchase Agreement (Series A-1 Preferred Stock), dated September 6, 2023, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 7, 2023).

10.10

Purchase Agreement (Series A-2 Preferred Stock), dated December 15, 2023, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 18, 2023).

10.11

Purchase Agreement (Series A-3 Preferred Stock), dated March 27, 2024, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 28, 2024).

10.12	†

Material Terms of Employment Arrangements between Walter R. Mayer and Battalion Oil Corporation (Incorporated by reference to Exhibit 10.9 of our Annual Report Amendment on Form 10-K/A filed April 28, 2023).

10.13	†	Form of Nonqualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 31, 2020).
10.14	†	Form of Base Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed January 31, 2020).
10.15	†	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed January 31, 2020).
10.16	†	Form of M&A Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed January 31, 2020).
21.1	*	List of Subsidiaries of Battalion Oil Corporation
31	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer and Principal Financial Officer
32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer
97	*	Incentive Compensation Recoupment Policy
99.1	*	Report of Netherland, Sewell & Associates, Inc.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Attached hereto.
†	Indicates management contract or compensatory plan or arrangement.

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

BATTALION OIL CORPORATION

Date: March 29, 2024	By:	/s/ MATTHEW B. STEELE
Matthew B. Steele Chief Executive Office
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTEW B. STEELE Matthew B. Steele	Director and Chief Executive Officer	March 29, 2024

/s/ JONATHAN BARRETT Jonathan Barrett	Chairman of the Board	March 29, 2024

/s/ DAVID CHANG David Chang	Director	March 29, 2024

/s/ GREGORY HINDS Gregory Hinds	Director	March 29, 2024

/s/ AJAY JEGADEESAN Ajay Jegadeesan	Director	March 29, 2024

/s/ WILLIAM ROGERS William Rogers	Director	March 29, 2024