Form 10-K/A
period 2023-12-31
BATTALION OIL CORP
filed 2024-04-29
CIK 1282648

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

As of March 25, 2024, there were 16,456,563 shares outstanding of registrant’s $.0001 par value common stock. Based upon the closing price for the registrant’s common stock on the NYSE American as of June 30, 2023, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $21.9 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ☒  No ☐

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Form 10-K/A (this “Amendment”) amends Battalion Oil Corporation’s (referred to as “Battalion,” “the Company,” “our,” “us,” and “we”) annual report on Form 10-K for the year ended December 31, 2023 (the “Original 10-K”), which was filed with the Securities and Exchange Commission (the “Commission”) on April 1, 2024. The Company is filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K, including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 and compensation arrangements with newly determined Named Executive Officers, as defined by Item 402(m)(2) of Regulation S-K. The Part III information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover of the Original 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K is hereby deleted.

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

The following table reflects the names and ages of our current directors, the positions and offices held and the length of their continuous service as a director:

Name	Director Since	Age	Position
Jonathan D. Barrett	May 2020	56	Director (Chairman of the Board); Committee Member: Nominating & Corporate Governance
David Chang	Oct. 2019	44	Director; Committee Member: Compensation (Chair) and Reserves
Gregory S. Hinds	Oct. 2019	60	Director; Committee Member: Reserves (Chair), Audit and Compensation
Ajay Jegadeesan	May 2023	42	Director; Committee Member: Reserves and Nominating & Corporate Governance
William D. Rogers	Jun. 2021	63	Director; Committee Member: Audit (Chair), Nominating & Corporate Governance (Chair) and Compensation
Matthew B. Steele	Apr. 2023	45	Director and Chief Executive Officer

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
■
He currently serves as a director on the boards of Luminus affiliates and certain private companies and non-profit organizations.

David Chang | Independent Director

Director Bio and Qualification Highlights:

■
Mr. Chang is a Senior Vice President at LS Power Development, LLC (“LS Power”)  where he is responsible for originating and managing investments in the energy sector across capital structures.
■
Prior to joining LS Power in 2011, Mr. Chang was an analyst in the Global Energy investment-banking group at Credit Suisse.
■
Mr. Chang holds a Bachelor of Arts in Economics and Mathematics from Columbia University.

Gregory S. Hinds | Independent Director

Director Bio and Qualification Highlights:

■
Mr. Hinds is the founder of Fenceline Minerals, LLC (“Fenceline”), a privately held company formed in 2017.
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
■
He currently serves on the board of directors of Terra Energy Partners and has previously served on the boards of Altamont Energy and Ridge Runner Resources.

Ajay Jegadeesan | Independent Director

Director Bio and Qualification Highlights:

■
Mr. Jegadeesan is a Senior Advisor within the Global Opportunities fund at Oaktree Capital (“Oaktree”) where he is responsible for managing investments in the energy sector across capital structures.
■
Prior to joining Oaktree in 2018, Mr. Jegadeesan worked in various engineering, leadership, exploration, asset development, and operational roles at W.D. Von Gonten and Company, a boutique engineering advisory firm, where he led the due diligence and asset valuations for financial institutions and E&P companies culminating in deployment of over 20+ billion dollars in capital from 2011-2018 and Nutech Energy Alliance, and Schlumberger Technology Corporation.
■
Mr. Jegadeesan holds a Master’s degree in Chemical Engineering from Oklahoma State University and a Master’s degree in Petroleum Engineering from the University of Houston.
■
Mr. Jegadeesan currently serves as a director on the board of Sierra Energy Holdings and previously served on the board of PureWest Energy.

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
■
Currently, Mr. Rogers serves as a director on the board of Grupo Protexa SA de CV, since June 2020, and previously served on the boards of Verdant Power Inc., from March 2021 to April 2022, and Enable GP, LLC (the general partner of Enable Midstream Partners, LP), from February 2015 to March 2019. He has also served as a member of the boards of directors of numerous nonprofit organizations.

Matthew B. Steele | Director and Chief Executive Officer

Director Bio and Qualification Highlights:

■
Mr. Steele has served as a director and Chief Executive Officer of the Company since April 2023.
■
Mr. Steele was a founder and has been a member of the board of directors of CarbonPath, Inc. since March 2021.
■
He previously served on the board of directors of Bowline Energy LLC from August 2021 to December 2023 and the board of directors of Bruin Management Operating LLC from March 2021 to October 2023.
■
He also served as a Senior Advisor for Yellow Rock LLC from October 2021 to June 2023.
■
Mr. Steele was the founder of Bruin E&P Partners LLC and served as Chief Executive Officer and President from September 2015 through March 2021.
■
Mr. Steele holds a Bachelor of Science in Chemical Engineering with Honors from the University of Houston.

Committees of the Board

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

Management

The following table sets forth the names and ages of our executive officers, the positions and offices with us currently held by such persons and the months and years in which continuous service began:

Name	Officer Since	Age	Position
Matthew B. Steele	Apr. 2023	45	Chief Executive Officer (Our principal executive officer and principal financial officer)
Daniel P. Rohling	Oct. 2019	41	Executive Vice President and Chief Operating Officer
Walter Mayer	Feb. 2013	48	Senior Vice President, General Counsel & Corporate Secretary

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
■
Mr. Rohling has more than 18 years of oil and gas operations experience, earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University, and is an active member of the Society of Petroleum Engineers.

Walter R. Mayer | Senior Vice President, General Counsel & Corporate Secretary

Executive Officer Bio Highlights:

■
Mr. Mayer has served as Senior Vice President, General Counsel since January 2023 and as Corporate Secretary since November 2023. He previously served as Vice President, Legal since 2013.
■
Prior to joining the company, Mr. Mayer served as Associate General Counsel at Petrohawk Energy Corporation starting in 2010.
■
Mr. Mayer previously worked in the litigation group of Vinson and Elkins focusing on commercial energy litigation.
■
Mr. Mayer earned his law degree from the University of Virginia School of Law is board certified in oil, gas and mineral law by the Texas Board of Legal Specialization.

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

Notwithstanding any reference to our website contained in this report, the information you may find on our website is not part of this report. We will provide a printed copy of these documents, without charge, to stockholders who request copies in writing from: Battalion Oil Corporation, Attn: Corporate Secretary, 820 Gessner Road, Suite 1100, Houston, Texas 77024.

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

The Audit Committee is responsible for oversight of Company risks relating to accounting matters, financial reporting, cybersecurity matters and related legal and regulatory compliance. The Audit Committee annually considers the qualifications and evaluates the performance of our independent auditor and selects and engages our independent auditor. The Audit Committee meets quarterly with representatives of the independent auditor and is available to meet at the request of the independent auditor. During these meetings, the Audit Committee receives reports regarding our books of accounts, accounting procedures, financial statements, audit policies and procedures, internal accounting and financial controls, and other matters within the scope of the Audit Committee’s duties. The Audit Committee reviews the plans for and the results of audits for us and our subsidiaries. The Audit Committee reviews the independence of the independent auditor and considers and authorizes the fees for both audit and non-audit services provided by the independent auditor.

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

For the purposes of our discussion, our named executive officers for 2023 are:

Name	Title
Matthew B. Steele	Chief Executive Officer (principal executive officer & principal financial officer)
Richard H. Little(1)	Chief Executive Officer (principal executive officer)
Daniel P. Rohling	Executive Vice President and Chief Operating Officer
Walter R. Mayer	Senior Vice President, General Counsel and Corporate Secretary
Leah R. Kasparek(2)	Senior Vice President, Human Resources and Corporate Secretary
(1)	Richard H. Little’s employment with the Company ended effective April 2, 2023.
(2)	Leah R. Kasparek’s employment with the Company ended on May 31, 2023. Ms. Kasparek was retained by the Company as an independent contractor until November 2023.

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

The Chairman of the Compensation Committee works with Chief Executive Officer, or the officer of the Company responsible for managing employee compensation, to establish an agenda for each meeting of the Compensation Committee and, with the assistance of outside advisors, to prepare meeting materials. Various members of management, including our Chief Executive Officer, as well as outside advisors, may be invited to attend all or a portion of a Compensation Committee meeting depending on the nature of the matters to be discussed. Only members of the Compensation Committee vote on items before the Compensation Committee; however, the Compensation Committee and the board often solicit the views of senior management on compensation matters, in particular as they relate to the compensation of other members of senior management.

The Role of Our Independent Compensation Consultant

In 2023, we engaged Zayla Partners, as our independent compensation consultant. Our compensation consultants provided advice regarding an appropriate compensation peer group for 2023 compensation benchmarking and our 2023 compensation program for senior management, including our named executive officers. The Compensation Committee determined that Zayla Partners were independent of Company management and no conflicts of interest or issues involving the independence of our compensation consultants, respectively, arose during the periods covered by this report.

Our independent compensation consultant is engaged by, and reports directly to, the Compensation Committee in carrying out its duties, and works with our Chief Executive Officer when preparing materials for the Compensation Committee. Our independent compensation consultant advises us on the composition of our compensation peer group and provides reports and analyses on their compensation and benefits practices.

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

For 2023, our compensation peer group consisted of the following companies:

• Amplify Energy Corp.	• Ring Energy, Inc.
• Earthstone Energy, Inc.	• Sandridge Energy, Inc.
• Ranger Oil Corporation	• SilverBow Resources, Inc.
• Riley Exploration Permian, Inc.

2023 Executive Compensation

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for the years indicated:

Name and Principal Position	Year	Salary(2)	Bonus(3)	All Other Compensation(4)	Total
Matthew B. Steele(1)	2023	$187,500	125,000	$683	$313,183
Chief Executive Officer	—	—	—	—	—
Richard H. Little	2023	$125,000	$—	$1,017,100	$1,142,100
Chief Executive Officer	2022	$500,000	$75,000	$27,107	$603,107
Daniel P. Rohling	2023	$350,000	$350,000	$22,982	$722,982
Executive Vice President, Chief Operating Officer	2022	$350,000	$87,500	$21,607	$459,107
Walter R. Mayer	2023	$275,000	$179,688	$23,607	$478,295
Senior Vice President, General Counsel	2022	$275,000	$141,560	$21,525	$438,085
Leah R. Kasparek(1)	2023	$125,160	—	$616,286	$741,446
Senior Vice President, Human Resources	—	—	—	—	—
(1)	Not a named executive officer for fiscal year-end 2022.
(2)	Represents actual base salary paid in the year.
(3)	Comprised of an annual cash incentive and, with respect to Mr. Rohling, a one-time cash retention bonus.
(4)	For 2023, the amounts reported for “All Other Compensation” include amounts provided to the named executive officers as outlined in the table below, with respect to (a) the matching contribution that we make on account of employee contributions under our 401(k) Savings Plan; (b) premiums paid by the Company for executive long-term disability insurance; (c) severance payments made to Mr. Little and Mrs. Kasparek; (d) accrued vacation payout for Mr. Little and Mrs. Kasparek; (e) contractor payments for Mrs. Kasparek; and (f) gross up payment for benefits.

All Other Compensation

Named Executive Officer	(a)	(b)	(c)	(d)	(e)	(f)
Matthew B. Steele	$—	$683	$—	$—	$—	$—
Richard H. Little	$12,885	$369	$1,000,000	$3,846	$—	$—
Daniel P. Rohling	$21,875	$1,107	$—	$—	$—	$—
Walter R. Mayer	$22,500	$1,107	$—	$—	$—	$—
Leah R. Kasparek	$26,239	$461	$395,833	$13,750	$180,000	$2

Compensation Adjustments Subsequent to Fiscal Year End

Subsequent to December 31, 2023, the Board approved a merit-based compensation adjustment as follows:

Name	Adjusted Base Salary
Walter R. Mayer	$284,350

Narrative Disclosure to Summary Compensation Table

The principal elements of our executive compensation program are base salary, annual cash incentives (which are dependent upon our annual assessment of management performance), long-term equity incentives and post-termination severance (under certain circumstances), and other benefits and perquisites, consisting of life and health insurance benefits, a qualified 401(k) savings plan and limited tax gross ups. From time to time, we may vary the mix of compensation utilized, depending upon our current view of the most effective method to provide incentives under current market conditions, taking into account the compensation practices of our compensation peer group and the advice of our independent compensation consultant. All long-term incentives are awarded under the Plan. No grants of Plan-based awards were made to our named executive officers during 2023.

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

Our Compensation Committee typically retains a significant level of discretion with respect to annual cash incentive awards regardless of the degree to which pre-established operating and financial performance metrics are met because of the limitations inherent in pre-established quantitative measures of performance when operating in a dynamic business environment. At the beginning of 2023, our Compensation Committee established operating and financial performance metrics covering the following areas:

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

In March 2024, the Compensation Committee reviewed the performance of the Company and management for the year ended December 31, 2023, against the performance metrics established at the beginning of 2023. Based on performance and adjustments, the Compensation Committee recommended, and the board approved, short-term incentive payments to our current named executive officers as reflected above in the “Summary Compensation Table.” The payments made to each of the named executive officers, as applicable, are reflected under the column heading “Bonus” in the “Summary Compensation Table” appearing elsewhere herein.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements. The Company has entered into employment agreements with each of the named executive officers reference below, which automatically renew annually for successive one (1) year periods unless either party provides written notice of non-renewal at least thirty (30) days prior to the expiration of the then effective term.

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

		Early Vesting	Change of
	Severance	of RSUs/	Control
	Payment(1)	Options/PSUs(2)	Bonus(3)	Other(4)	Total
Without Cause/For Good Reason
Matthew B. Steele	$19,231	$—	$—	$5,035	$24,266
Daniel P. Rohling	$500,000	$—	$—	$—	$500,000
Walter R. Mayer	$481,250	$—	$—	$21,164	$502,414

Following Change of Control
Matthew B. Steele	$19,231	$—	$1,300,000	$5,035	$1,324,266
Daniel P. Rohling	$500,000	$319,100	$850,000	$—	$1,669,100
Walter R. Mayer	$481,250	$106,373	$400,000	$21,164	$1,008,787
(1)	Severance payments are calculated as of December 31, 2023. Mr. Rohling’s severance payments would be the exact dollar amounts listed; Mr. Mayer’s severance payment would be calculated as one-time his base salary plus a prorated bonus calculated at target; and, pursuant to the Company’s Severance Policy, Mr. Steele’s severance payment would be four (4) weeks of his base salary.
(2)	As reflected above, the value of unvested restricted stock units, stock options and performance units that would vest under each of these termination scenarios is based on our common stock price as of December 29, 2023. Accordingly, reflects no payout for out of the money stock options or performance units that did not achieve our total shareholder return threshold as defined in the award agreements. Amounts reflected under “Following a Change of Control” assumes in part, certain RSUs granted vesting in full upon achievement of certain business combination goals, as defined in the award agreements.
(3)	Discretionary bonus pool to be allocated by the Board based on a successful change of control.
(4)	Other severance benefits, include payments for COBRA premiums plus $2,000, representing the cost of outplacement services.

Each Executive’s right to receive termination payments is conditioned upon executing a general release of claims in the Company’s favor. The Executive must also agree to refrain from disclosing the Company’s confidential information during or at any time following his employment with the Company and from soliciting the Company’s employees or consultants for one (1) year following termination of his employment. Mr. Rohling must agree to refrain from such competing activities for six (6) months following termination of employment.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(2)
Richard H. Little	—	—	$—	—	—	$—	—
Matthew B. Steele	—	—	$—	—	—	$—	—
Daniel P. Rohling	19,223	6,641	$18.91	2/20/2027	33,205	$319,100	53,128
	19,223	6,641	$28.23	2/20/2027
	19,223	6,641	$37.83	2/20/2027
Walter R. Mayer	6,641	2,214	$18.91	2/20/2027	11,069	$106,373	17,709
	6,641	2,214	$28.23	2/20/2027
	6,641	2,214	$37.83	2/20/2027
Leah R. Kasparek(3)	—	—	$—	—	11,069	$106,373	—
(1)	Calculated based upon the closing market price of our common stock as of December 29, 2023, the last trading day of our 2023 fiscal year ($9.61) multiplied by the number of unvested awards at year end. As of December 31, 2023, a business combination, as defined in the award agreements, had not been consummated.
(2)	Represents unvested performance units at the maximum number of shares that may be earned. Performance units scheduled to vest on February 20, 2024; provided, that our total shareholder return relative to the total shareholder return of certain of our peer companies be achieved as defined in the award agreements over the Performance Period (the "Performance Metrics"). As of February 20, 2024, the Performance Metrics were not achieved; accordingly, the performance units did not vest.
(3)	Pursuant to Mrs. Kasparek’s Separation Agreement, as amended, RSUs granted will vest in full only upon achievement of certain business combination goals (as defined in the award agreements) being achieved by the Company on or before the one-year anniversary of her separation date, May 31, 2024.

Director Compensation

2023 Director Compensation

The table below sets forth certain information concerning the compensation earned in 2023 by our non-employee directors for service on our board of directors and committees of the board of directors.

Name	Fees Earned or Paid in Cash	Stock Awards			Option Awards	All Other Compensation		Total
Jonathan D. Barrett	$225,000		$—		$—		$—	$225,000
David Chang	$175,000		$—		$—		$—	$175,000
Gregory S. Hinds	$175,000		$—		$—		$—	$175,000
Ajay Jegadeesan	$96,841	$		$		$		$96,841
William D. Rogers	$200,000		$—		$—		$—	$200,000
Allen Li(1)	$53,159		$—		$—		$—	$53,159
(1)	Mr. Li resigned from the Board effective May 8, 2023.

Discussion of Director Compensation Table

Annual compensation for each committee chairperson and committee member for all of the committees of our board for 2023 is set forth below:

Non-Employee Directors	Amount
Annual Retainer:
Non-Executive Chairman of the Board	$225,000
Non-Employee Director	$150,000
Additional Annual Retainers— Committee Chair:
Audit Committee Chair	$25,000
Compensation Committee Chair	$25,000
Nominating & Corporate Governance Committee Chair	$25,000
Reserves Committee Chair	$25,000

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following sets forth information regarding the beneficial ownership of our common stock as of April 25, 2024 by (i) each person known by us to be the beneficial owner of more than 5% of our common stock; (ii) each of our named executive officers; (iii) each of our directors; and (iv) all or our current executive officers and directors as a group.

As of April 25, 2024 approximately 16.5 million shares of our common stock were outstanding. Unless otherwise noted, the mailing address of each person or entity named below is 820 Gessner Road, Suite 1100, Houston, Texas 77024.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Luminus Management, LLC(2)	13,398,190	56.5%
Oaktree Capital Group, LLC(3)	7,978,411	39.0%
LSP Generation IV, LLC(4)	5,161,716	26.8%
Richard H. Little(5)	47,471	*
Leah R. Kasparek(6)	5,267	*
Matthew B. Steele	8,782	*
Daniel P. Rohling	28,899	*
Walter R. Mayer	7,165	*
Jonathan D. Barrett(7)	13,398,190	56.5%
David Chang	—	*
Gregory S. Hinds	11,601	*
Ajay Jegadeesan	—	*
William D. Rogers	4,000	*
All current directors and executive officers as a group (8 individuals)	13,458,627	56.8%

*Less than one percent.

(1)

Unless otherwise indicated, each stockholder has sole voting and investment power with respect to all shares of common stock indicated as being beneficially owned by such stockholder. Shares of common stock that are not outstanding, but which a designated stockholder has the right to acquire within 60 days, are included in the number of shares beneficially owned by such stockholder and are deemed to be outstanding for purposes of determining the percentage of outstanding shares beneficially owned by such stockholder, but not for purposes of determining the percentage of outstanding shares beneficially owned by any other designated stockholder

(2)

According to, and based solely upon, Schedule 13D/A filed by Luminus Management, LLC and Luminus Energy Partners Master Fund, Ltd. (collectively, “Luminus”) with the SEC on March 29, 2024. The business address for Luminus is 1811 Bering Drive, Suite 400, Houston, Texas 77057. Ownership and voting rights shared with Jonathan D. Barrett.

(3)

According to, and based solely upon, Schedule 13D/A filed by OCM HLCN Holdings, L.P., Oaktree Fund GP, LLC, Oaktree Fund GP I, L.P., Oaktree Capital I, L.P., OCM Holdings I, LLC, Oaktree Holdings, LLC and (vii) Oaktree Capital Group, (collectively, “Oaktree”) with the SEC on March 29, 2024. The business address for Oaktree is 333 S. Grand Avenue, 28th Floor, Los Angeles, California 90071.

(4)

According to, and based solely upon, Schedule 13D/A filed by Gen IV Investment Opportunities, LLC, LSP Generation IV, LLC and LSP Investment Advisors, LLC (collectively, “Gen IV Investments”) with the SEC on March 29, 2024. The business address for Gen IV Investments is 1700 Broadway, 35th Floor, New York, New York 10019.

(5)

Richard H. Little’s employment with the Company ended effective April 2, 2023. The business address for Mr. Little is c/o Fury Resources, Inc., 17503 La Cantera Parkway, Suite 104-603, San Antonio, Texas.

(6)	Leah R. Kasparek’s employment with the Company ended on May 31, 2023.
(7)	Ownership and voting rights shared with Luminus Management, LLC.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2023 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities	Weighted-Average	Equity Compensation
	to be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding	Outstanding Options and	Securities Reflected in
Plan Category	Options and Rights(A)(1)	Rights	Column(A))
Equity compensation plans approved by security holders.	—	$—	—
Equity compensation plans not approved by security holders(2)	384,358	$28.32	1,067,966
	384,358	$28.32	1,067,966
(1)	Consists of 251,536 unvested RSUs and outstanding 132,822 stock options.
(2)	The formation of the plan was approved by the Bankruptcy Court upon confirmation of our Plan of Reorganization in 2019 and further approved by our board with an effective date of January 1, 2020.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

As required under SEC rules, the Company is required to disclose in this report any transactions that are determined to be directly or indirectly material to the Company or a related person.

In 2023 and 2024, the Company entered into the purchase agreements (further described below) with Luminus Management, LLC (“Luminus”), Oaktree Capital Management, LP (“Oaktree”), and Gen IV Investment Opportunities, LLC (“Gen IV”), or affiliates thereof (collectively, the “Investors”), our largest three (3) existing shareholders, whose appointed representatives make up fifty percent (50%) of our board of directors; namely, Mr. Barrett, President of Luminus, Mr. Jegadeesan, Senior Advisor at Oaktree, and Mr. Chang, Senior Vice President at LS Power Development, LLC (an affiliate of Gen IV). Each of the transactions contemplated by the purchase agreements was approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of each transaction.

Series A Preferred Stock Purchase Agreement. Purchase Agreement dated March 24, 2023, pursuant to which the Company issued an aggregate of 25,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for an aggregate purchase price of approximately $24,375,000. The allocated shares of Series A Preferred Stock issued to, and purchase price paid by, each of the Investors was: (i) 13,336 shares of Series A Preferred Stock issued to Luminus Energy Partners Master Fund, Ltd. (an affiliate of Luminus) for the purchase price of $13,002,600; (ii) 6,526 shares of Series A Preferred Stock issued to OCM HLCN Holdings, L.P. (an affiliate of Oaktree) for the purchase price of $6,362,850; and (iii) 5,138 shares of Series A Preferred Stock issued to Gen IV for the purchase price of $5,009,550.

Series A-1 Preferred Stock Purchase Agreement. Purchase Agreement dated September 6, 2023, as amended, pursuant to which the Company issued an aggregate of 38,000 shares of Series A-1 Convertible Preferred Stock

(the “Series A-1 Preferred Stock”) for an aggregate purchase price of approximately $37,050,000. The allocated shares of Series A-1 Preferred Stock issued to, and purchase price paid by, each of the Investors was: (i) 20,269 shares of Series A-1 Preferred Stock issued to Luminus Energy Partners Master Fund, Ltd. for the purchase price of $19,762,275; (ii) 9,921 shares of Series A-1 Preferred Stock issued to OCM HLCN Holdings, L.P. for the purchase price of $9,672,975; and (iii) 7,810 shares of Series A-1 Preferred Stock issued to Gen IV for a purchase price of $ 7,614,750.

Series A-2 Preferred Stock Purchase Agreement. Purchase Agreement dated December 15, 2023, pursuant to which the Company issued an aggregate of 35,000 shares of Series A-2 Convertible Preferred Stock (the “Series A-2 Preferred Stock”) for an aggregate purchase price of approximately $34,125,000. The allocated shares of Series A-2 Preferred Stock issued to, and purchase price paid by, each of the Investors was: (i) 17,211 shares of Series A-2 Preferred Stock issued to Luminus Energy Partners Master Fund, Ltd. for the purchase price of $ 16,780,725; (ii) 11,159 shares of Series A-2 Preferred Stock issued to OCM HLCN Holdings, L.P. for the purchase price of $10,880,025; and (iii) 6,630 shares of Series A-2 Preferred Stock issued to Gen IV for a purchase price of $6,464,250.

Series A-3 Preferred Stock Purchase Agreement. Purchase Agreement dated March 27, 2024, pursuant to which the Company issued an aggregate of 20,000 shares of Series A-3 Convertible Preferred Stock (the “Series A-3 Preferred Stock”) for an aggregate purchase price of approximately $19,500,000. The allocated shares of Series A-3 Preferred Stock issued to, and purchase price paid by, each of the Investors was: (i) 9,835 shares of Series A-3 Preferred Stock issued to Luminus Energy Partners Master Fund, Ltd. (an affiliate of Luminus) for the purchase price of $9,589,125; (ii) 6,376 shares of Series A-3 Preferred Stock issued to OCM HLCN Holdings, L.P. (an affiliate of Oaktree) for the purchase price of $6,216,600; and (iii) 3,789 shares of Serie  A-3 Preferred Stock issued to Gen IV for the purchase price of $3,694,275.

Director Independence

The current listing standards of the NYSE American require that our board affirmatively determine the independence of each director and disclose such determination in the proxy statement for each annual meeting of our stockholders or on its annual report on Form 10-K. On March 27, 2024, the board affirmatively determined that each of Jonathan D. Barrett, David Chang, Gregory S. Hinds, Ajay Jegadeesan and William D. Rogers is an “independent director” under the guidelines described below and the applicable independence rules of the NYSE American.

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

Deloitte is the independent registered public accounting firm selected by our Audit Committee as the independent registered public accountant for the fiscal years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, neither the Company nor anyone acting on its behalf consulted Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as defined in Items 304(a)(1)(iv) and (v) of Regulation S-K.

Fees

The following table presents fees billed for professional audit services rendered by Deloitte, our principal accounting firm for the years ended December 31, 2023 and 2022. The table also presents fees for other services rendered by Deloitte during those periods; we paid all such fees.

	2023	2022
Audit Fees	$1,660,000	$1,040,000
Audit-Related Fees	—	—
Tax Fees	$271,592	$70,000
All Other Fees	—	—
Total	$1,931,592	$1,110,000

As used above, the following terms have the meanings set forth below:

Audit Fees. The fees for professional services rendered by Deloitte for the audit of our annual financial statements, for the review of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements and private placements, including but not limited to registration statements, for the years ended December 31, 2023 and 2022.

Tax Fees. The fees for professional services rendered by Deloitte for tax compliance, tax advice, and tax planning.

Audit Committee Pre-Approval Policy

All audit fees, audit-related fees and tax fees as described above for the years ended December 31, 2023 and 2022 were pre-approved by our Audit Committee, which concluded that the provision of such services by Deloitte was compatible with the maintenance of their respective independence in the conduct of their auditing functions. Our Audit Committee’s pre-approval policy provides that pre-approval of all such services must be approved separately by the Audit Committee. The Audit Committee has not delegated any such pre-approval authority to anyone outside the Audit Committee. Each member of the Audit Committee has the authority to pre-approve non-audit services up to $200,000 to be performed by our independent registered public accountant.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements:

The consolidated financial statements of the Company and its subsidiaries and reports of independent registered public accounting firms listed in Section 8 of the Original Form 10-K, which was filed with the Commission on April 1, 2024.

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

2.2.4

Fourth Amendment to Agreement and Plan of Merger, dated April 16, 2024, by and among Battalion Oil Corporation, Fury Resources, Inc. and San Jacinto Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed April 17, 2024).

2.3	Limited Guarantee, dated February 6, 2024, by Abraham Mirman in favor of Battalion Oil Corporation (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed February 6, 2024).
2.3.1

Amended and Restated Limited Guarantee, dated April 16, 2024, by and between Battalion Oil Corporation and Abraham Mirman (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed April 17, 2024).

2.4	Limited Guarantee, dated April 16, 2024, by and between Battalion Oil Corporation and Abraham Mirman (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed April 17, 2024).
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

10.7	†	Offer Letter with Kristen McWatters dated January 20, 2023
10.8		Purchase Agreement, dated March 28, 2023, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto.
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

10.11

Purchase Agreement (Series A-3 Preferred Stock), dated March 27, 2024, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto. (Incorporated by reference to Exhibit10.2 of our Current Report on Form 8-K filed March 28, 2024).

10.12	†

Material Terms of Employment Arrangements between Walter R. Mayer and Battalion Oil Corporation (Incorporated by reference to Exhibit 10.9 of our Annual Report Amendment on Form 10-K/A filed April 28, 2023).

10.13	†	Form of Nonqualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 31, 2020).
10.14	†	Form of Base Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed January 31, 2020).
10.15	†	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed January 31, 2020).
10.16	†	Form of M&A Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed January 31, 2020).
21.1	*	List of Subsidiaries of Battalion Oil Corporation
31	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer and Principal Financial Officer

31.1	**	Sarbanes-Oxley Section 302 certification of Principal Executive Officer and Principal Financial Officer
32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer
97	*	Incentive Compensation Recoupment Policy
99.1	*	Report of Netherland, Sewell & Associates, Inc.
101.INS	**	Inline XBRL Instance Document
101.SCH	**	Inline XBRL Taxonomy Extension Schema Document
101.CAL	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	Inline XBRL Taxonomy Extension Definition Document
101.LAB	**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Indicates documents previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the SEC on April 1, 2024, which is being amended hereby.
**	Attached hereto.
†	Indicates management contract or compensatory plan or arrangement.

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

BATTALION OIL CORPORATION

Date: April 29, 2024	By:	/s/ Matthew B. Steele
Matthew B. Steele
Chief Executive Officer