Form 10-Q
period 2024-03-31
BATTALION OIL CORP
filed 2024-05-15
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ⌧ No ◻

At May 9, 2024, 16,456,563 shares of the Registrant’s Common Stock were outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, may be forward-looking statements, should be evaluated as such and may concern, among other things, the structure, timing and completion of the proposed Merger (as defined below); any anticipated effects of the announcement, pendency or completion of the proposed Merger on the value of our common stock; ability to obtain any required regulatory approvals in connection with the proposed Merger; expenses related to the proposed Merger and any potential future costs; planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in prices for oil, natural gas and natural gas liquids;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars, which may be subject to inflation caused by labor shortages, supply shortages and increased demand, and other inflationary pressures;
●	our ability to secure adequate sour gas treating and/or sour gas take-away capacity, including the acid gas treatment facility for our Monument Draw area attaining targeted production volumes and costs in treating our sour gas;
●	drilling and operating risks, including accidents, equipment failures, fires, and releases of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including, but not limited to, additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	our ability to pursue and integrate strategic mergers and acquisitions;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;
●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;
●	exploration and development risks;
●	our ability to retain key members of senior management, the board of directors and key technical employees;

●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, such as the conflict between Ukraine and Russia, and acts of terrorism or sabotage;
●	impacts of climate regulations;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions in the United States will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access capital;
●	impacts and potential risks related to actual or anticipated pandemics, including any associated impact to our operations, financial results, liquidity, contractors, customers, employees and vendors;
●	impacts and potential risks of extreme weather;
●	other economic, competitive, governmental, regulatory, legislative, including federal and state regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;
●	our insurance coverage may not adequately cover all losses that we may sustain; and
●	title to the properties in which we have an interest that may be impaired by title defects.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$42,429	$54,215
Natural gas	2,047	2,900
Natural gas liquids	5,056	7,158
Total oil, natural gas and natural gas liquids sales	49,532	64,273
Other	338	869
Total operating revenues	49,870	65,142

Operating expenses:
Production:
Lease operating	11,586	11,691
Workover and other	888	1,335
Taxes other than income	2,991	3,190
Gathering and other	17,286	16,517
General and administrative	4,071	5,137
Depletion, depreciation and accretion	13,025	16,148
Total operating expenses	49,847	54,018
Income from operations	23	11,124

Other income (expenses):
Net (loss) gain on derivative contracts	(24,187)	19,473
Interest expense and other	(7,039)	(7,786)
Total other (expenses) income	(31,226)	11,687
(Loss) income before income taxes	(31,203)	22,811
Income tax benefit (provision)	—	—
Net (loss) income	$(31,203)	$22,811
Series A preferred dividends	(5,632)	(1,492)
Net (loss) income available to common stockholders	$(36,835)	$21,319

Net (loss) income per share of common stock available to common stockholders:
Basic	$(2.24)	$1.29
Diluted	$(2.24)	$1.28
Weighted average common shares outstanding:
Basic	16,457	16,393
Diluted	16,457	16,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$48,941	$57,529
Accounts receivable, net	25,987	23,021
Assets from derivative contracts	7,633	8,992
Restricted cash	91	90
Prepaids and other	919	907
Total current assets	83,571	90,539
Oil and natural gas properties (full cost method):
Evaluated	776,504	755,482
Unevaluated	58,909	58,909
Gross oil and natural gas properties	835,413	814,391
Less: accumulated depletion	(458,604)	(445,975)
Net oil and natural gas properties	376,809	368,416
Other operating property and equipment:
Other operating property and equipment	4,648	4,640
Less: accumulated depreciation	(1,979)	(1,817)
Net other operating property and equipment	2,669	2,823
Other noncurrent assets:
Assets from derivative contracts	3,898	4,877
Operating lease right of use assets	890	1,027
Other assets	20,780	17,656
Total assets	$488,617	$485,338

Current liabilities:
Accounts payable and accrued liabilities	$63,117	$66,525
Liabilities from derivative contracts	28,764	17,191
Current portion of long-term debt	55,106	50,106
Operating lease liabilities	614	594
Total current liabilities	147,601	134,416
Long-term debt, net	126,821	140,276
Other noncurrent liabilities:
Liabilities from derivative contracts	21,907	16,058
Asset retirement obligations	17,866	17,458
Operating lease liabilities	329	490
Other	11,156	2,084
Commitments and contingencies (Note 8)
Temporary equity:
Series A redeemable convertible preferred stock: 118,000 shares and 98,000 shares	131,624	106,535
of $0.0001 par value authorized, issued and outstanding as of March 31, 2024 and December 31, 2023, respectively
Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,456,563 shares issued and outstanding as of March 31, 2024 and
December 31, 2023	2	2
Additional paid-in capital	315,507	321,012
Accumulated deficit	(284,196)	(252,993)
Total stockholders' equity	31,313	68,021
Total liabilities, temporary equity and stockholders' equity	$488,617	$485,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2023	16,457	$2	$321,012	$(252,993)	$68,021
Net income	—	—	—	(31,203)	(31,203)
Deemed dividends for Series A preferred stock	—	—	(5,632)	—	(5,632)
Stock-based compensation	—	—	127	—	127
Balances at March 31, 2024	16,457	$2	$315,507	$(284,196)	$31,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2022	16,345	$2	$334,571	$(249,945)	$84,628
Net income	—	—	—	22,811	22,811
Deemed dividends for Series A preferred stock	—	—	(1,492)	—	(1,492)
Long-term incentive plan vestings	159	—	—	—	—
Tax withholding on vesting of restricted stock units	(47)	—	(454)	—	(454)
Stock-based compensation and other	—	—	327	—	327
Balances at March 31, 2023	16,457	2	332,952	(227,134)	105,820
Net loss	—	—	—	(4,748)	(4,748)
Deemed dividends for Series A preferred stock	—	—	(997)	—	(997)
Stock-based compensation and other	—	—	(754)	—	(754)
Balances at June 30, 2023	16,457	2	331,201	(231,882)	99,321
Net loss	—	—	—	(53,799)	(53,799)
Deemed dividends for Series A preferred stock	—	—	(3,863)	—	(3,863)
Stock-based compensation and other	—	—	(827)	—	(827)
Balances at September 30, 2023	16,457	2	326,511	(285,681)	40,832
Net income	—	—	—	32,688	32,688
Deemed dividends for Series A preferred stock	—	—	(5,695)	—	(5,695)
Stock-based compensation and other	—	—	196	—	196
Balances at December 31, 2023	16,457	$2	$321,012	$(252,993)	$68,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(31,203)	$22,811
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and accretion	13,025	16,148
Stock-based compensation, net	99	227
Unrealized loss (gain) on derivative contracts	19,761	(21,004)
Amortization/accretion of financing related costs	1,701	1,798
Accrued settlements on derivative contracts	1,433	(555)
Change in fair value of embedded derivative liability	(928)	(1,062)
Other	270	11
Change in assets and liabilities:
Accounts receivable	(1,278)	6,928
Prepaids and other	(12)	103
Accounts payable and accrued liabilities	1,048	(26,094)
Net cash provided by (used in) operating activities	3,916	(689)

Cash flows from investing activities:
Oil and natural gas capital expenditures	(24,599)	(28,611)
Proceeds received from sale of oil and natural gas assets	—	1,189
Contract asset	(7,235)	—
Other operating property and equipment capital expenditures	(8)	(269)
Other	(6)	(5)
Net cash used in investing activities	(31,848)	(27,696)

Cash flows from financing activities:
Repayments of borrowings	(10,026)	(5,017)
Payment of debt financing costs	(129)	—
Proceeds from issuance of preferred stock	19,500	24,375
Merger deposit	10,000	—
Other	—	(454)
Net cash provided by financing activities	19,345	18,904

Net decrease in cash, cash equivalents and restricted cash	(8,587)	(9,481)

Cash, cash equivalents and restricted cash at beginning of period	57,619	32,816
Cash, cash equivalents and restricted cash at end of period	$49,032	$23,335

Supplemental cash flow information:
Cash paid for interest	$6,571	$7,265

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

These unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. Interim period results are not necessarily indicative of results of operations or cash flows for the full year and accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), has been condensed or omitted. During interim periods, Battalion follows the accounting policies disclosed in its Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission (the “SEC”) on April 1, 2024. Please refer to the notes in the Annual Report on Form 10-K for the year ended December 31, 2023 when reviewing interim financial results. The Company has evaluated events or transactions through the date of issuance of these unaudited condensed consolidated financial statements.

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

	March 31, 2024	December 31, 2023

Cash and cash equivalents	$48,941	$57,529
Restricted cash	91	90
Total cash, cash equivalents and restricted cash	$49,032	$57,619

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At March 31, 2024, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Amended Term Loan Agreement (as defined in Note 4, “Debt”).

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). This amendment provides optional expedients and exceptions for applying GAAP to contracts, hedging arrangements, and other transactions that reference LIBOR. On December 21, 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”). ASU 2022-06 defers the sunset date from December 31, 2022 to December 31, 2024. As of the date of this filing, neither ASU 2020-04 nor ASU 2022-06 had a material impact on the Company’s operating results, financial position or disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires an entity, even one with only one reportable segment, to disclose

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

significant segment expenses and other segment items on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires an entity to disclose the title and position of the chief operating decision maker. ASU 2023-07 does not change how an entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Entities should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2023-07 and expects limited impact on its disclosures with no impact to its consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the income tax rate reconciliation and income taxes paid. ASU 2023-09 requires an entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories, with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in ASU 2023-09 prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is currently evaluating the impact of adopting ASU 2023-09 but does not expect it to have a material impact on its disclosures, with no impact to its results of operations, cash flows, or financial condition.

2. OPERATING REVENUES

Substantially all of the Company’s oil, natural gas and natural gas liquids (“NGLs”) revenues are derived from the Delaware Basin in Pecos, Reeves, Ward and Winkler Counties, Texas. Revenue is presented disaggregated in the unaudited condensed consolidated statement of operations by major product, and depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors in the Company’s single basin operations.

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

Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $22.3 million and $19.8 million as of March 31, 2024 and December 31, 2023, respectively, as “Accounts receivable, net” on the unaudited condensed consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For additional information regarding the Company’s operating revenues, refer to its Annual Report on Form 10-K for the year ended December 31, 2023.

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

At March 31, 2024 and 2023, using first-day-of-the-month average West Texas Intermediate (“WTI”) crude oil spot prices and Henry Hub natural gas prices for the respective prior 12-month periods, the Company’s net book value of oil and natural gas properties at March 31, 2024 and 2023, did not exceed the ceiling test value of the Company’s reserves. Oil and natural gas prices utilized for the ceiling test calculations as of March 31, 2024 and 2023 were $77.64 per barrel and $91.38 per barrel of oil, respectively, and $2.45 per MMBtu and $5.96 per MMBtu for natural gas, respectively.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. DEBT

The Company’s debt consisted of the following for the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Term loan credit facility	$190,000	$200,000
Other	188	215
Total debt (Face Value)	190,188	200,215
Less:
Current portion of long-term debt(1)	(55,106)	(50,106)
Other(2)	(8,261)	(9,833)
Long-Term Debt, net	$126,821	$140,276
(1)	Amounts primarily reflect amortization payments due of $55.0 million and $50.0 million under the Amended Term Loan Agreement due within one year as of March 31, 2024 and December 31, 2023, respectively.
(2)	Amounts primarily reflect unamortized debt issuance costs of approximately $5.7 million and $6.9 million at March 31, 2024 and December 31, 2023, respectively, but also includes an unamortized debt discount associated with an embedded derivative separately presented and further described in Note 5, “Fair Value Measurements”. For the three months ended March 31, 2024 and 2023, the Company recorded approximately $1.7 million and $1.8 million, respectively, in interest expense reflecting the amortization/accretion of these amounts.

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

On March 28, 2024, the Company entered into the Third Amendment to the Amended Term Loan Agreement (the “Third Amendment”) with its lenders. The Third Amendment, amended the Amended Term Loan Agreement to, among other things, (a) amend the approved plan of development (“APOD”) for certain properties, (b) remove the PDP Production Test and APOD Economic Test (each defined in the Term Loan Agreement), (c) require the Borrower to receive cash proceeds from equity issuances and/or cash contributions in an aggregate amount of not less than $38.0 million during the period from Amendment Effective Date through March 31, 2024 (the “Specified Additional Equity Capital”), which such Specified Additional Equity Capital shall be excluded from the calculation of Consolidated Cash Balance (as defined in the Term Loan Agreement), and (d) make amendments to certain other affirmative covenants in connection with the foregoing.

As of March 31, 2024, the Company had $190.0 million of indebtedness and $0.3 million of letters of credit outstanding under the Amended Term Loan Agreement. An additional $4.7 million is available for the issuance of letters of credit as of March 31, 2024 and as of the date of this filing. The maturity date of the Amended Term Loan Agreement is November 24, 2025. Borrowings under the Amended Term Loan Agreement bear a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.15% plus a fixed applicable margin of 7.5%. The weighted average interest rate on the Company’s borrowings for the quarter ended March 31, 2024 was approximately 12.99%.

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

The Company’s prepayment premiums would differ from those noted in the table above if a change of control results in prepayment within the second anniversary of the amendment date, as a 2% prepayment premium will apply.

The Company may be required to make mandatory prepayments under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, the Company is required to make mandatory prepayments when the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted capital expenditures for the succeeding fiscal quarter on the APOD wells (i.e. oil and natural gas wells located within a specified boundary as set by the Amended Term Loan Agreement) are excluded for purposes of determining the Consolidated Cash Balance. As of March 31, 2024, the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, did not exceed $20.0 million; therefore, no mandatory prepayment was necessary.

The Company is required to make scheduled remaining amortization payments in the aggregate amount of $75.0 million from the fiscal quarter ending June 30, 2024 through the fiscal quarter ending September 30, 2025 with $12.5 million due at the end of each of the second and third quarters of 2024, $15.0 million due at the end of the fourth quarter of 2024 and the first quarter of 2025, and $10.0 million due at the end of each of the second and third quarters of 2025. The Company will be required to make a final payment of $115.0 million at maturity on November 24, 2025. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and by the equity interests of the Borrower held by the Company. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Amended Term Loan Agreement also contains certain financial covenants (as defined in the Amended Term Loan Agreement), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of March 31, 2024 and the last day of each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 2.50 to 1.00 as of March 31, 2024, and each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, as of March 31, 2024 and for each fiscal quarter thereafter.

As of March 31, 2024, the Company was not in compliance with the Total Net Leverage Ratio covenant under the Amended Term Loan Agreement but was in compliance with the other financial covenants. Under the Amended Term Loan Agreement, the Company has a right to cure noncompliance with the Total Net Leverage Ratio covenant within 15 days of delivery of financial statements by making an optional prepayment in an amount not greater than the amount required for purposes of complying with the Total Net Leverage Ratio and such prepayment shall not be subject to the

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

applicable prepayment premium. Once such prepayment is made, the Total Net Leverage Ratio shall be recalculated giving effect to the reduction in the outstanding amount of borrowings as if such prepayment had occurred on the last day of the quarter. Accordingly, on May 14, 2024, the Company made a prepayment of outstanding borrowings under the Amended Term Loan Agreement in the amount of $17.3 million resulting in total borrowings outstanding of $172.7 million. Upon giving effect to such prepayment for the calculation of the Total Net Leverage Ratio at March 31, 2024, the Company was in compliance with such financial covenant. See Note 13, “Subsequent Events,” for additional discussion of funding the prepayment.

The Amended Term Loan Agreement contains an APOD for the Company’s Monument Draw acreage through the drilling and completion of certain wells.

The Amended Term Loan Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

In conjunction with entering into the original Term Loan Agreement in November 2021, the Company agreed to pay a premium to the lenders upon a future change of control event in which a majority of the board of directors or the Chief Executive Officer (the “CEO”) or the Principal Financial Officer positions do not remain held by the same persons as before the change of control event (“Change of Control Call Option”). The premium is reduced over time through the payment of interest and certain fees. The Change of Control Call Option is accounted for as an embedded derivative not clearly and closely related to the host debt instrument. Accordingly, the Company recorded the initial fair value separately on the unaudited condensed consolidated balance sheet within “Other noncurrent liabilities” and records changes in the fair value of the embedded derivative each reporting period in “Interest expense and other” on the unaudited condensed consolidated statements of operations. Refer to Note 5, “Fair Value Measurements,” for a discussion of the valuation approach used, the significant inputs to the valuation, and for a reconciliation of the change in fair value of the Change of Control Call Option.

5. FAIR VALUE MEASUREMENTS

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

liabilities associated with commodity-based derivative contracts that were accounted for at fair value as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$11,531	$—	$11,531

Liabilities
Liabilities from commodity-based derivative contracts	$—	$50,671	$—	$50,671

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$13,869	$—	$13,869

Liabilities
Liabilities from commodity-based derivative contracts	$—	$33,249	$—	$33,249

Derivative contracts listed above as Level 2 include fixed-price swaps, collars, basis swaps and WTI NYMEX rolls that are carried at fair value. The Company records the net change in the fair value of these positions in “Net (loss) gain on derivative contracts” in the Company’s unaudited condensed consolidated statements of operations. The Level 2 observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 6, “Derivative and Hedging Activities,” for additional discussion of derivatives.

The Company’s derivative contracts are with major financial institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance.

As discussed in Note 4, “Debt,” the Company recorded the fair value of the Change of Control Call Option separately on the unaudited condensed consolidated balance sheets in “Other noncurrent liabilities”. The fair value of the Change of Control Call Option is subsequently remeasured each reporting period with changes to the fair value of the embedded derivative recorded in “Interest expense and other” on the unaudited condensed consolidated statements of operations. The valuation of the Change of Control Call Option includes significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields. The following table sets forth a reconciliation of the changes in fair value of the Change of Control Call Option classified as Level 3 in the fair value hierarchy (in thousands):

Change of Control
Call Option
Balance at December 31, 2023	$2,084
Change in fair value	(928)
Balance at March 31, 2024	$1,156

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company follows the provisions of the FASB’s Accounting Standards Codification (“ASC”) 820, Fair Value Measurement for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. These provisions apply to the Company’s initial recognition of asset retirement obligations (“AROs”) for which fair value is used. The ARO estimates are derived from historical costs and management’s expectation of future cost environments; and therefore, the Company has designated these liabilities as Level 3. See Note 7, “Asset Retirement Obligations,” for a reconciliation of the beginning and ending balances of the liability for the Company’s AROs.

6. DERIVATIVE AND HEDGING ACTIVITIES

The Company is exposed to commodity price risks relating to its ongoing business operations. In accordance with the Company’s policy and the requirements under the Amended Term Loan Agreement, it generally hedges a substantial, but varying, portion of anticipated oil and natural gas production for future periods. Derivatives are carried at fair value on the unaudited condensed consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the unaudited condensed consolidated statements of operations for the period in which the change occurs. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net (loss) gain on derivative contracts” on the unaudited condensed consolidated statements of operations. The Company’s hedge policies and objectives may change significantly as its operational profile changes. The Company does not enter into derivative contracts for speculative trading purposes.

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of March 31, 2024, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

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

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

Balance sheet location	March 31, 2024	December 31, 2023	Balance sheet location	March 31, 2024	December 31, 2023
Current assets	$7,633	$8,992	Current liabilities	$(28,764)	$(17,191)
Other noncurrent assets	3,898	4,877	Other noncurrent liabilities	(21,907)	(16,058)
	$11,531	$13,869		$(50,671)	$(33,249)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Location of net (loss) gain	Three Months Ended
	on derivative contracts on	March 31,
Type	Statement of Operations	2024	2023
Commodity derivative contracts:
Unrealized (loss) gain	Other income (expenses)	$(19,761)	$21,004
Realized loss	Other income (expenses)	(4,426)	(1,531)
Total net (loss) gain		$(24,187)	$19,473

At March 31, 2024, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2024	2025	2026	2027
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	1,335,277	1,435,236	1,029,685	786,989
Weighted average price	$63.50	$61.77	$63.59	$61.87
Basis swap:
Total volumes (Bbls)	1,337,833	1,451,319	1,036,713	791,105
Weighted average price	$0.27	$0.25	$0.05	$0.44
WTI NYMEX roll:
Total volumes (Bbls)	1,323,220	1,451,319	1,036,713	791,105
Weighted average price	$0.25	$0.13	$(0.01)	$(0.03)
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	4,316,091	4,326,712	2,431,053	2,135,815
Weighted average price	$3.52	$3.42	$3.96	$3.71
Two-way collar:
Total volumes (MMBtu)	875,400	1,651,321	2,063,812	1,355,000
Weighted average price (call)	$4.81	$5.12	$5.26	$5.57
Weighted average price (put)	$3.48	$3.72	$3.70	$3.66
Basis swap:
Total volumes (MMBtu)	5,184,315	5,950,283	4,455,681	3,472,222
Weighted average price	$(0.87)	$(0.68)	$(0.77)	$(0.73)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at March 31, 2024 and December 31, 2023 (in thousands):

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023

Gross Amounts - Consolidated Balance Sheet	$11,531	$13,869	$(50,671)	$(33,249)
Amounts Not Offset - Consolidated Balance Sheet	(11,531)	(13,218)	11,531	13,218
Net Amount	$—	$651	$(39,140)	$(20,031)

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

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations as of December 31, 2023	$17,458
Accretion expense	234
Liabilities incurred	174
Liability for asset retirement obligations as of March 31, 2024	17,866

8. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2022, the Company entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility and entered into a gas treating agreement with Wink Amine Treater, LLC (“WAT”). The Company has a minimum volume commitment of 20,000 Mcf per day under the gas treating agreement, with certain rollover rights and start-up flexibility, for an initial term of five years from the in-service date of the facility. Under the gas treating agreement, the Company will pay a treating rate that begins at $1.65/Mcf and varies based on volumes delivered to the facility. At an initial treated volume of 12,000 Mcf/d, the commitment would be approximately $7.3 million for the first 12 months of the agreement. For additional information on this joint venture, see Note 11, “Additional Financial Statement Information”.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of March 31, 2024, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

The table below summarizes the Company’s Redeemable Convertible Preferred Stock issuances:

Preferred Stock	Issuance Date	Shares	Cash Dividend Rate	PIK Dividend Rate	Conversion Price	Net Proceeds Received (in thousands)
Series A	28-Mar-23	25,000	14.50%	16.00%	$9.03	$24,400
Series A-1	6-Sep-23	38,000	14.50%	16.00%	$7.63	$37,100
Series A-2	15-Dec-23	35,000	14.50%	16.00%	$6.21	$34,100
Series A-3	27-Mar-24	20,000	14.50%	16.00%	$6.83	$19,500

On March 27, 2024, the Company sold, in a private placement, an aggregate of 20,000 shares of Series A-3 Redeemable Convertible Preferred Stock (the “Series A-3 Preferred Stock”) in a private placement to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, the Company’s largest three existing stockholders (the “Investors”). The Company received $19.5 million in proceeds, net of $0.5 million in original issue discount. Each of the Investors has an employee that has been elected to and serves on the Company’s board of directors, comprised of six members. The issuance of Series A-3 Preferred Stock was approved by the Company’s board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the Series A-3 Preferred Stock. Holders of Series A-3 Preferred Stock will have no voting rights with respect to the shares of Series A-3 Preferred Stock. The Series A-3 Preferred Stock will receive annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued at a fixed PIK accrual rate of 16.0% annually at the option of the Company. Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. PIK dividends will be cumulative, compound and accrue quarterly in arrears and will be added to the Liquidation Preference. The Series A-3 Preferred Stock Dividend Payment Date will commence on March 31, 2024, and the Conversion Price equaled $6.83, which may be adjusted from time to time.

For accounting purposes, upon issuance of the preferred stock (collectively, the “Redeemable Convertible Preferred Stock”), the Company recorded the net proceeds as mezzanine equity (temporary equity) on the unaudited condensed consolidated balance sheets because it is not mandatorily redeemable but does contain a redemption feature at the option of the preferred holders that is considered not solely within the Company’s control. Due to the redeemable nature of the preferred stock, as further discussed below, at March 31, 2023, September 30, 2023, December 31, 2023 and March 31, 2024 the Company recorded non-cash deemed dividends of approximately $1.5 million, $1.1 million, $1.0 million and $0.5 million to increase the carrying value of the preferred stock to its redemption amounts of approximately $25.0 million, $38.0 million, $35.0 million and $20.0 million, respectively.

For the three months ended March 31, 2024, the Company paid-in-kind (“PIK”) its dividend on the preferred stock of $5.1 million. As of March 31, 2024, the carrying value of the preferred stock, inclusive of PIK dividends, is approximately $131.6 million.

Voting Rights. Holders of shares of the Redeemable Convertible Preferred Stock have no voting rights with respect to the shares of Redeemable Convertible Preferred stock.

Dividends. Holders of Redeemable Convertible Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 14.5% per annum on the Liquidation Preference ($1,000 per share, or $118.0 million, increased for any PIK accruals), compounding and accruing quarterly in arrears. Dividends may be paid in cash or, if not declared and paid in cash, the amount of any such dividend shall automatically accrue at a fixed rate of 16.0% per annum on the Liquidation Preference and be added to the Liquidation Preference (a “PIK Accrual”). Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. Additionally, while the Company has not declared or paid dividends on its common stock since its inception, holders of preferred stock will be entitled to participate in any dividends or permitted distributions to holders of common stock on an as-converted basis should they occur.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Conversion Features. In addition to the conversion rights noted in “Redemption Features (Change of Control)” below, Holders of Redeemable Convertible Preferred Stock may convert their shares into common stock at a conversion ratio (the “Conversion Ratio”) equal to the then applicable Liquidation Preference at the time of conversion divided by the then applicable Conversion Price (initially equal to an 18% premium to the volume weighted average price of common stock for the 20 trading days immediately preceding the closing date). Additionally, the Company has the right, at its option, to convert outstanding shares of Redeemable Convertible Preferred Stock into common stock at the Conversion Ratio should the Company meet certain calculated valuation metrics which when divided by the number of outstanding shares of common stock equals or exceeds 130% of the Conversion Price.

Redemption Features (Issuer). The Company has the option to redeem the Redeemable Convertible Preferred Stock in cash for an amount per share of Preferred Stock equal to (the “Redemption Price”):

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Basic:
Net (loss) income	$(31,203)	$22,811
Less: Preferred stock dividend	(5,632)	(1,492)
Less: Undistributed earnings allocable to preferred stockholders	—	(120)
Net (loss) income available to common stockholders	$(36,835)	$21,199
Weighted average basic number of common shares outstanding basic	16,457	16,393
Basic net (loss) income per share of common stock	$(2.24)	$1.29

Diluted:
Net (loss) income available to common stockholders basic	$(36,835)	$21,199
Reallocation of undistributed earnings	—	1
Net (loss) income available to common stockholders diluted	$(36,835)	$21,200

Weighted average basic number of common shares outstanding basic	16,457	16,393
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	Anti-dilutive	142
Weighted average diluted number of common shares outstanding diluted	16,457	16,535
Diluted net (loss) income per share of common stock	$(2.24)	$1.28

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires earnings per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method which allocates earnings for the reporting period between common shareholders and other security holders based on their respective participation rights in undistributed earnings. Diluted earnings per share was calculated using the two-class method, as this computation was more dilutive than the calculation using the if-converted method. For additional information on the Company’s preferred stock, which is considered a participating security, see Note 9, “Redeemable Convertible Preferred Stock”.

For the three months ended March 31, 2024, common stock equivalents, including options and restricted stock units (“RSUs”), totaling 0.3 million were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the three months ended March 31, 2023, common stock equivalents, including options and RSUs, totaling 0.5 million were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$22,298	$19,802
Joint interest accounts	2,108	2,138
Other	1,581	1,081
	$25,987	$23,021
Prepaids and other:
Prepaids	$532	$490
Funds in escrow	346	345
Other	41	72
	$919	$907
Other assets (Non-current):
Investment in unconsolidated affiliate	$1,007	$1,283
Contract asset	18,454	15,062
Funds in escrow	558	552
Other	761	759
	$20,780	$17,656
Accounts payable and accrued liabilities:
Trade payables	$21,689	$24,915
Accrued oil and natural gas capital costs	11,730	15,337
Revenues and royalties payable	21,491	18,986
Accrued employee compensation	509	520
Accrued lease operating expenses	7,360	6,418
Other	338	349
	$63,117	$66,525

Investment in Unconsolidated Affiliate. In May 2022, the Company entered into a joint venture with Caracara to develop an acid gas treatment facility to remove hydrogen sulfide and carbon dioxide from its produced natural gas. Caracara provided the initial capital for the construction of the treatment facility. The Company contributed certain full cost pool assets to the related party joint venture in a non-cash exchange for a retained 5% equity interest in WAT (previously Brazos Amine Treater, LLC (“BAT”)), an unconsolidated subsidiary. For accounting purposes, since the Company does not control the key activities (e.g. operating and maintaining the facility) which most significantly impact economic performance nor does the Company have the obligation to absorb losses or the right to receive benefits that could potentially be significant, the Company is not the primary beneficiary of WAT. Accordingly, the Company accounts for its investment in WAT (a related party) using the equity method of accounting based on its ability to exercise significant influence, but not control, over the key activities of the joint venture. For more information related to this joint venture, see Note 8, “Commitments and Contingencies”.

Contract Asset. The Company advanced $3.4 million during the first quarter of 2024 resulting in a total of $18.5 million in contributions on behalf of its joint venture partner in WAT to fund a workover operation on the Acid Gas Injection (“AGI”) well. Pursuant to the terms of the agreement governing the joint venture, the Company has multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lessor of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance.

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

On January 24, 2024, Parent and the Company agreed to cause an amount equal to $10.0 million to be distributed from the escrow account to the Company and such is recorded as a deposit liability in “Other” long-term liabilities on the condensed consolidated balance sheet and will be included in the net proceeds of the Merger should it be completed.

On April 24, 2024, pursuant to an amendment to the Merger Agreement dated April 16, 2024, Parent paid to the Company $0.1 million to be used by the Company to pay the Company’s costs and expenses associated with printing and mailing the definitive Proxy Statement for the Merger to the Company’s stockholders.

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

13. SUBSEQUENT EVENTS

On May 13, 2024, the Company sold, in a private placement, an aggregate of 20,000 shares of Series A-4 Redeemable Convertible Preferred Stock (the “Series A-4 Preferred Stock”) to the Investors. The Company received $19.5 million in proceeds, net of $0.5 million in original issue discount. The issuance of Series A-4 Preferred Stock was approved by the Company’s board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the Series A-4 Preferred Stock. Holders of Series A-4 Preferred Stock will have no voting rights with respect to the shares of Series A-4 Preferred Stock. The Series A-4 Preferred Stock will receive annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued at a fixed PIK accrual rate of 16.0% annually at the option of the Company. Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. PIK dividends will be cumulative, compound and accrue quarterly in arrears and will be added to the Liquidation Preference. The Series A-4 Preferred Stock Dividend Payment Date will commence on June 30, 2024, and the Conversion Price equaled $6.42, which may be adjusted from time to time.

On May 14, 2024, proceeds from the sale of the Series A-4 Preferred Stock were used to make a $17.3 million prepayment of outstanding borrowings and a payment of $0.3 million for the associated interest under the Amended Term Loan Agreement to cure noncompliance of the Total Net Leverage Ratio as of March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three months ended March 31, 2024 and 2023 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

The Merger Agreement provides, that upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us (the “Merger”), with us surviving as a wholly owned subsidiary of Parent. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each of our issued and outstanding shares of Common Stock, par value $0.0001 per share (“Common Stock”) shall be converted into the right to receive $9.80 in cash, without interest, which represents a total transaction value of approximately $450.0 million (the “Merger Consideration”), and such shares shall otherwise cease to be outstanding, shall automatically be canceled and retired and cease to exist; and each outstanding share of redeemable convertible preferred stock will be contributed to Parent in exchange for new preferred shares of Parent, or sold to Parent for cash, in each case at valuation based on the conversion or redemption value of such preferred stock.

If the Merger is consummated, our shares of Common Stock will no longer trade on the NYSE American and will be deregistered under the Securities Exchange Act of 1934, as amended. As a result, we will become a private company.

On January 24, 2024, Parent and we agreed to cause an amount equal to $10.0 million to be distributed from the escrow account to the Company.

On April 24, 2024, pursuant to an amendment to the Merger Agreement dated April 16, 2024, Parent paid to us $0.1 million to be used by us to pay our costs and expenses associated with printing and mailing the definitive Proxy Statement for the Merger to our stockholders.

On May 3, 2024, Parent provided Equity Financing Subscription Agreements evidencing agreements by the financing sources party thereto to provide an aggregate amount of equity financing to Parent equal to $160.0 million. Of such $160.0 million equity financing commitments, $10.0 million has been drawn by Parent and was used to fund the initial $10.0 million deposit into escrow at the time the Merger Agreement was signed, and such deposit was released to the Company on January 24, 2024. With respect to the remaining $150.0 million of equity financing commitments, under the terms of the applicable Equity Financing Subscription Agreements, the obligation of the relevant financing sources to fund their portion of the equity financing is conditioned upon the satisfaction of certain conditions, including Parent entering into Equity Financing Subscription Agreements evidencing an aggregate amount of equity financing equal to $200.0 million and the other parties to such Equity Financing Subscription Agreements providing the related equity funding in escrow concurrently with or prior to the closing of the transactions contemplated by the Merger Agreement.

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

We have incurred approximately $3.5 million as of May 9, 2024, and will continue to incur significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger.

Preferred Stock Equity Issuance. On March 27, 2024, we sold, in a private placement, the remaining 20,000 shares of Series A-3 Convertible Preferred Stock (the “Series A-3 Preferred Stock”) under a commitment letter received during the third quarter of 2023 to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, who represent our largest three existing stockholders (the “Investors”). We received $19.5 million in proceeds, net of $0.5 million in original issue discount.

On May 13, 2024, we sold, in a private placement, an aggregate of 20,000 shares of Series A-4 Redeemable Convertible Preferred Stock (the “Series A-4 Preferred Stock”) (together with the Series A-3 Preferred Stock, the “preferred stock”) to the Investors. We received $19.5 million in proceeds, net of $0.5 million in original issue discount.

The issuances of preferred stock were approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock.

On May 14, 2024, proceeds from the sale of the Series A-4 Preferred Stock were used to make a $17.3 million prepayment of outstanding borrowings under the Amended Term Loan Agreement to cure noncompliance of the Total Net Leverage Ratio as of March 31, 2024.

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

Shares of preferred stock are convertible, subject to conversion ratios and prices stipulated in the certificate of designation of the preferred stock, at any time by the holders of the preferred stock and by Battalion after meeting certain other agreement requirements. Battalion also has the right to redeem the preferred stock in cash at an amount equal to between 100-120% of the Liquidation Preference ($1,000 per share, or $118.0 million, increased for any PIK accruals) determined according to the redemption date. Additionally, in the event of a change of control, holders of the preferred stock have the right to receive, (i) at any time on or prior to 150 days following the closing date, and at the election of the Company, a cash payment equal to the Liquidation Preference or equity consideration equal to the 107.5% of the Liquidation Preference, or (ii) at any time after 150 days following the closing date, a cash payment equal to between 100-120% of the Liquidation Preference determined by the redemption date or conversion into common stock. Until (i) a termination of or certain amendments to the Amended Term Loan Agreement or (ii) one year past the maturity date of the Amended Term Loan Agreement, an election of the cash payment option by holders in a change of control scenario is not permitted. For additional information, see Note 9, “Redeemable Convertible Preferred Stock” to the unaudited condensed consolidated financial statements.

H2S Treating Joint Venture. In May 2022, we entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility (the “AGI Facility”) in Winkler County, Texas. The joint venture, operating as Wink Amine Treater, LLC (“WAT”) (previously Brazos Amine Treater, LLC (“BAT”)), has also entered into a Gas Treating Agreement (“GTA”) with us for natural gas production from our Monument Draw area. In exchange for contributing to the joint venture a wellbore with an approved permit for the injection of acid gas and surface land, we retained a 5% equity interest in WAT, an unconsolidated subsidiary. Caracara provided the initial capital for the construction of the AGI Facility, which is expected to have an initial capacity of approximately 30 MMcf per day, and a design capacity to treat up to 10% combined concentrations for H2S and CO2. We initially expected the AGI Facility to be mechanically complete in early April 2023 and to be in service in the second quarter of 2023. However, during commissioning and initial operations, it was determined that additional pressure was required to initiate gas injection. To correct this issue, a positive displacement pump was ordered and installed. The AGI Facility’s injection well also experienced pressure communication between the tubing and annular space after an injection procedure. We commenced workover operations to remediate this issue.

During the third quarter of 2023, additional complications were encountered with the workover operation at the AGI Facility causing higher than expected costs. To fund this workover operation, we advanced capital contributions totaling approximately $18.5 million to date as of March 31, 2024 on behalf of our joint venture partner in WAT. Pursuant to the terms of the agreement governing the joint venture, we believe that we have multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lesser of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance.

Substantially all well work is complete and the facility began treating sour gas on March 9, 2024. Our current forecast assumes the Acid Gas Injection (“AGI’) Facility will continue processing 20,000 Mcf of natural gas per day in the second quarter of 2024. It is possible that the existing remedial facility work by WAT could extend past this estimate. Any delays in commissioning or shut downs of the plant past the first quarter of 2024 will result in higher processing fees than currently forecast until such time the facility becomes fully operational.

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

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. As of March 31, 2024, we had $49.0 million of cash and cash equivalents, no additional borrowing capacity under the Amended Term Loan Agreement (as defined in Note 4, “Debt” to the unaudited condensed consolidated financial statements) and a total of $55.0 million in debt repayments due through March 2025, including $40.0 million due during the remainder of 2024.

Our Amended Term Loan Agreement contains certain restrictive covenants as well as a mandatory repayment schedule. We are required to make scheduled payments in the aggregate amount of $75.0 million from the fiscal quarter ending June 30, 2024 through the fiscal quarter ending September 30, 2025 with $12.5 million due at the end of each of the second and third quarters of 2024, $15.0 million due at the end of the fourth quarter of 2024 and the first quarter of 2025, and $10.0 million due at the end of each of the second and third quarters of 2025. We will be required to make a final payment of $115.0 million at maturity on November 24, 2025.

In November 2022, we were required to seek an amendment to our Term Loan Agreement (as defined in Note 4, “Debt” to the unaudited condensed consolidated financial statements) to alleviate Current Ratio covenant compliance requirements through the first quarter of 2023 as a result of reduced commodity prices, higher interest rates, and the high capital costs experienced in our 2022 drilling program, which are by nature difficult to predict and subject to factors outside our control. In the first quarter of 2023, commodity prices, cost conditions and interest rates continued to deteriorate, which further constrained our liquidity. As a result, we projected near-term future covenant breaches (specifically the Current Ratio) beginning with the first quarter of 2023, coupled with inadequate liquidity resources available to fully fund all of our upcoming obligations, including debt repayments and interest, capital expenditures and operating costs. In the absence of additional liquidity from other sources with agreeable economic terms, we obtained $95.6 million of preferred equity funding during 2023 and an additional $19.5 million during the quarter ended March 31, 2024 from our three largest existing stockholders.

At March 31, 2024, we were not in compliance with the Total Net Leverage Ratio covenant under our Amended Term Loan Agreement. On May 13, 2024, we issued 20,000 additional shares of preferred equity and received net proceeds of $19.5 million, net of original issue discount and issuance costs. On May 14, 2024, the proceeds were used to make an optional prepayment of outstanding borrowings in the amount of $17.3 million under the Amended Term Loan Agreement. Such prepayment cured the noncompliance of the Total Net Leverage Ratio as of March 31, 2024.

We continue to execute on a plan to reduce operating and capital costs to improve cash flow, including the issuance of preferred stock totaling $115.1 million as of March 31, 2024 and the subsequent issuance on May 13, 2024 totaling $19.5 million. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, including the $10.0 million initial deposit amount under the Merger Agreement released from escrow, and cost reduction measures, it is probable that we will have sufficient liquidity to fund our operations, meet our debt requirements and maintain compliance with our future debt covenants as described in Note 4, “Debt,” for the next 12 months from the issuance of these unaudited condensed consolidated financial statements. We will, however, continue to pursue alternative liquidity sources which could include entering into other financing arrangements (e.g. future equity raises), a sale of a portion of our non-core assets, seeking capital partners for our drilling program, pursuing strategic merger opportunities or joint ventures, the sale of the Company, or pursuing additional general and administrative or other cost reduction opportunities. Our estimates and forecasts are based upon assumptions that may prove to be incorrect due to many factors that are currently unknown, such as prevailing economic conditions, many of which are beyond our control.

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

We continuously monitor changes in market conditions and will continue to adapt our operational plans as necessary to strive to maintain sufficient liquidity, facilitate drilling on our undeveloped acreage position and permit us to selectively expand our acreage, as well as meet our debt obligations and restrictive covenants. We continue to explore strategic transactions to address these concerns, while also looking at opportunities to significantly reduce expenses in the near term. In this regard, we have considered whether it is advisable to continue to bear the ongoing costs of the listing of our common stock on the NYSE American and of being a reporting company under the Securities Exchange Act of 1934. We believe that we currently qualify to suspend these obligations should we elect to do so. While such a determination has not yet been made, we expect that the cost savings, particularly over the longer term, would be significant. Accordingly, we will continue to consider the matter while we simultaneously pursue strategic and financial alternatives that may render it unnecessary. We will continue to pursue additional liquidity sources which could include entering into other financing arrangements (e.g. future equity raises), a sale of a portion of our non-core assets, for example deep rights, pursuing strategic merger opportunities or joint ventures, further reducing our discretionary capital program, or pursuing other general and administrative or other cost reduction opportunities including aligning our workforce headcount with planned drilling activity. However, there can be no assurance that, absent additional capital, reducing costs or other material favorable developments, we will not experience liquidity and covenant compliance issues in the future.

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

On March 28, 2024, we entered into the Third Amendment to the Amended Term Loan Agreement (the “Third Amendment”) with our lenders. The Third Amendment, amended the Amended Term Loan Agreement to, among other things, (a) amend the approved plan of development (“APOD”) for certain properties, (b) remove the Proved Developed Producing (“PDP”) Production Test and APOD Economic Test (each defined in the Term Loan Agreement), (c) require the Borrower to receive cash proceeds from equity issuances and/or cash contributions in an aggregate amount of not less than $38.0 million during the period from Amendment Effective Date through March 31, 2024 (the “Specified Additional Equity Capital”), which such Specified Additional Equity Capital shall be excluded from the calculation of Consolidated Cash Balance (as defined in the Term Loan Agreement), and (d) make amendments to certain other affirmative covenants in connection with the foregoing.

As of March 31, 2024, we had $190.0 million of indebtedness outstanding and $0.3 million of letters of credit outstanding under the Amended Term Loan Agreement. We currently, as of May 14, 2024, have $172.7 million in borrowings outstanding and $4.7 million available for the issuance of letters of credit. The maturity date of the Amended Term Loan Agreement is November 24, 2025. Borrowings under the Amended Term Loan Agreement bear a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.15% plus a fixed applicable margin of 7.5%. The weighted average interest rate on our borrowings for the quarter ended March 31, 2024 was approximately 12.99%.

Our Amended Term Loan Agreement contains a mandatory repayment schedule with $12.5 million due at the end of each of the second and third quarters in 2024 and in the aggregate, $50.0 million due from the fourth quarter ending December 31, 2024 through the fiscal quarter ending September 30, 2025 as well as a $115.0 million payment due upon maturity. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and all of the equity interests of the Borrower held by us. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

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

We may be required to make mandatory prepayments of the loans under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, we are required to make mandatory prepayments when our Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted APOD capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance. As of March 31, 2024, the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, did not exceed $20.0 million; therefore, no mandatory prepayment was necessary.

The Amended Term Loan Agreement also contains certain financial covenants (as defined), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of March 31, 2024 and each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 2.50 to 1.00 as of March 31, 2024, and each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, as of March 31, 2024 and for each fiscal quarter thereafter.

As of March 31, 2024, we were not in compliance with the Total Net Leverage Ratio covenant but were in compliance with the remaining financial covenants under the Amended Term Loan Agreement. Under the Amended Term Loan Agreement, we have a right to cure noncompliance with the Total Net Leverage Ratio covenant within 15 days of delivery of financial statements by making an optional prepayment in an amount not greater than the amount required for purposes of complying with the Total Net Leverage Ratio and such prepayment shall not be subject to the applicable prepayment premium. Once such prepayment is made, the Total Net Leverage Ratio shall be recalculated giving effect to the reduction in the outstanding amount of borrowings as if such prepayment had occurred on the last day of the quarter. Accordingly, on May 14, 2024, we made a prepayment of outstanding borrowings under the Amended Term Loan Agreement in the amount of $17.3 million resulting in total borrowings outstanding of $172.7 million. Upon giving effect to such prepayment for the calculation of the Total Net Leverage Ratio at March 31, 2024, we were in compliance with such financial covenant.

The Amended Term Loan Agreement contains an APOD for our Monument Draw acreage through the drilling and completion of certain wells.

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

While we have largely been successful in obtaining modifications of our covenants as needed, as evidenced most recently by the Third Amendment in March 2024 and the amendment of our Term Loan Agreement in November 2022 which reduced the Current Ratio covenant as of September 30, 2022 through March 31, 2023, there can be no assurance that we will be successful in the future. In the event we are not successful in obtaining covenant modifications, if needed, there is no assurance that we will be successful in implementing alternatives that allow us to maintain compliance with our covenants or that we will be successful in obtaining alternative financing that provides us with the liquidity that we need to operate our business. Even if successful, alternative sources of financing could prove more expensive than borrowings under our Amended Term Loan Agreement.

Cash Flow

Net decrease in cash and cash equivalents is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Cash flows provided by (used in) operating activities	$3,916	$(689)
Cash flows used in investing activities	(31,848)	(27,696)
Cash flows provided by financing activities	19,345	18,904
Net decrease in cash, cash equivalents and restricted cash	$(8,587)	$(9,481)

Operating Activities. Net cash flows provided by operating activities for the three months ended March 31, 2024 were $3.9 million compared to net cash flows used in operating activities of $0.7 million for the three months ended March 31, 2023. Items impacting operating cash flows were (i) lower total operating revenues resulting from an approximate $2.17 per Boe decrease in average realized prices (excluding the impact of hedging arrangements) and lower production volumes for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, partially offset by the impact of settled derivative contracts period over period, (ii) increased operating costs per Boe and increased interest costs in 2023 and (iii) changes in working capital.

Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2024 and 2023 were approximately $31.8 million and $27.7 million, respectively, primarily for drilling and completion activities.

During the three months ended March 31, 2024, we spent $24.6 million on oil and natural gas capital expenditures, of which $23.7 million related to drilling and completion costs and $0.5 million related to the development of our treating equipment and gathering support infrastructure. During the first quarter of 2024, our cash capital expenditures included amounts related to the drilling and completion activities that occurred in the fourth quarter of 2023. In the first quarter of 2024, we ran one operated rig in the Delaware Basin and drilled and cased 2 gross (2 net) operated wells.

During the three months ended March 31, 2023, we spent $28.6 million on oil and natural gas capital expenditures, of which $25.7 million related to drilling and completion costs and $2.4 million related to the development of our treating equipment and gathering support infrastructure.

Financing Activities. Net cash flows provided by financing activities for the three months ended March 31, 2024 and 2023 were $19.3 million and $18.9 million, respectively. During the three months ended March 31, 2024, we received $19.5 million from our Series A preferred stock equity issuance and repaid $10.0 million under our Amended Term Loan Agreement. Our net cash flows provided by financing activities during the three months ended March 31, 2024 also reflect the receipt of the $10.0 million distributed from the Merger escrow account to the Company. During the three months ended March 31, 2023, we received $24.4 million from our Series A preferred stock equity issuance and repaid $5.0 million under our Amended Term Loan Agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations

The table below sets forth financial information for the periods presented.

	Three Months Ended
	March 31,
In thousands (except per unit and per Boe amounts)	2024	2023
Operating revenues:
Oil	$42,429	$54,215
Natural gas	2,047	2,900
Natural gas liquids	5,056	7,158
Other	338	869
Operating expenses:
Production:
Lease operating	11,586	11,691
Workover and other	888	1,335
Taxes other than income	2,991	3,190
Gathering and other	17,286	16,517
General and administrative:
General and administrative	3,972	4,910
Stock-based compensation	99	227
Depletion, depreciation and accretion:
Depletion – Full cost	12,629	15,807
Depreciation – Other	162	155
Accretion expense	234	186
Other income (expenses):
Net (loss) gain on derivative contracts	(24,187)	19,473
Interest expense and other	(7,039)	(7,786)
Reorganization items, net	—	—
Gain (loss) on extinguishment of debt	—	—
Net (loss) income	$(31,203)	$22,811

Production:
Oil – MBbls	566	730
Natural Gas - MMcf	2,180	2,407
Natural gas liquids – MBbls	253	327
Total MBoe(1)	1,182	1,458
Average daily production – Boe(1)	12,989	16,200

Average price per unit (2):
Oil price - Bbl	$74.96	$74.27
Natural gas price - Mcf	0.94	1.20
Natural gas liquids price - Bbl	19.98	21.89
Total per Boe(1)	41.91	44.08

Average cost per Boe:
Production:
Lease operating	$9.80	$8.02
Workover and other	0.75	0.92
Taxes other than income	2.53	2.19
Gathering and other	14.62	11.33
General and administrative:
General and administrative	3.36	3.37
Stock-based compensation	0.08	0.16
Depletion	10.68	10.84
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or natural gas liquids (“NGLs”) based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and NGLs revenues were $49.5 million and $64.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in revenues is primarily attributable to a decrease in our average realized prices and lower production volumes in 2024 compared to 2023. Average realized prices (excluding the effects of hedging arrangements) decreased approximately $2.17 per Boe for the three months ended March 31, 2024 when compared with the same period in 2023. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Production averaged 12,989 Boe/d and 16,200 Boe/d for the three months ended March 31, 2024 and 2023, respectively. Production is lower in the first quarter of 2024 compared with the same period in 2023 due largely to the timing of capital expenditures spent to bring new wells online and natural production declines on our existing producing wells. Over the twelve months preceding March 31, 2024, we put online 2 gross (2 net) operated wells while in the twelve months preceding March 31, 2023, we put online 10 gross (9.5 net) operated wells. Also impacting 2024 production volumes was curtailment in Monument Draw due to downstream throughput limitations.

Lease Operating Expenses. Lease operating expenses were $11.6 million and $11.7 million for the three months ended March 31, 2024 and 2023, respectively. On a per unit basis, lease operating expenses were $9.80 per Boe and $8.02 per Boe for the three months ended March 31, 2024 and 2023, respectively. The increase in lease operating expenses on a per unit basis in the first quarter of 2024 is primarily a result of an inflationary market increase in maintenance, power, and chemical costs combined with lower production.

Workover and Other Expenses. Workover and other expenses were $0.9 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. On a per unit basis, workover and other expenses were $0.75 per Boe and $0.92 per Boe for the three months ended March 31, 2024 and 2023, respectively. The decreased workover and other expenses in 2024 relate to more significant workover projects undertaken in the prior year.

Taxes Other than Income. Taxes other than income were $3.0 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively. Severance taxes are based on realized prices and volumes at the wellhead, while ad valorem taxes are tied to the annual valuation of our properties. As revenues or volumes from oil and natural gas sales increase or decrease, severance taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.53 per Boe and $2.19 per Boe for the three months ended March 31, 2024 and 2023, respectively.

Gathering and Other Expenses. Gathering and other expenses were $17.3 million and $16.5 million for the three months ended March 31, 2024 and 2023, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes, either through our own hydrogen sulfide treating plant or through third parties. On a per unit basis, gathering and other expenses were $14.62 per Boe and $11.33 per Boe for the three months ended March 31, 2024 and 2023, respectively. The increases in gathering and other expenses per Boe are primarily related to midstream disruptions and plant curtailments as well as an increased percentage of total production requiring H2S treatment, compared to 2023, as well as inflationary impacts on costs associated with our own hydrogen sulfide treating plant.

General and Administrative Expense. General and administrative expense was $4.0 million and $4.9 million for the three months ended March 31, 2024 and 2023, respectively. On a per unit basis, general and administrative expenses were $3.36 per Boe and $3.37 per Boe for the three months ended March 31, 2024 and 2023, respectively. The decrease in general and administrative expense for the three months ended March 31, 2024 compared with the prior year period is primarily associated with a decrease in payroll and benefits in connection with the headcount reduction in 2023 partially offset by an increase in legal fees associated with the merger.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period.

Depletion expense was $12.6 million and $15.8 million for the three months ended March 31, 2024 and 2023, respectively. On a per unit basis, depletion expense was $10.68 per Boe and $10.84 per Boe for the three months ended March 31, 2024 and 2023, respectively. The decrease in our depletion rate per Boe is primarily due to a period over period decrease in future development costs associated with proved reserves relative to the associated period over period decrease in proved reserves.

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

For the three months ended March 31, 2024, we recorded a net derivative loss of $24.2 million ($19.8 million net loss on unsettled contracts and $4.4 million net realized loss on settled contracts). For the three months ended March 31, 2023, we recorded a net derivative gain of $19.5 million ($21.0 million net gain on unsettled contracts offset by $1.5 million net realized loss on settled contracts). At March 31, 2024, we had a $11.5 million derivative asset ($7.6 million current) and a $50.7 million derivative liability ($28.8 million current).

Interest Expense and Other. Interest expense and other was $7.0 million and $7.8 million for the three months ended March 31, 2024 and 2023, respectively. Interest expense and other primarily decreased in the current year period compared to the same period in the prior year due to a lower average debt balance resulting from repayment of borrowings associated with our Amended Term Loan Agreement. Our weighted average interest rate was approximately 12.99% for the quarter ended March 31, 2024. For the second quarter of 2024, our interest rate will be approximately 12.95% on outstanding borrowings.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of March 31, 2024, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement, as amended. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, “Derivative and Hedging Activities,” for more details.

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information, involve uncertainties, and cannot be determined with precision. The estimated fair value of cash, cash equivalents and restricted cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 5, “Fair Value Measurements,” for additional information.

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

At March 31, 2024, the principal amount of our term loan debt was $190.0 million, of which substantially all bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At March 31, 2024, the weighted average interest rate on our variable rate debt was 12.97% per year. If the balance of our variable interest rate debt at March 31, 2024 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.6 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2024. On the basis of this review, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 8, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 27, 2024, Battalion Oil Corporation (the “Company”) entered into a purchase agreement to sell, in a private placement, an aggregate of 20,000 shares of Series A-3 Convertible Preferred Stock, par value $0.0001 per share which the Company reported on Form 8-K filed with the SEC on March 28, 2024.

On May 13, 2024, the Company entered into a purchase agreement to sell, in a private placement, an aggregate of 20,000 shares of Series A-4 Convertible Preferred Stock, par value $0.0001 per share which the Company reported on Form 8-K filed with the SEC on May 14, 2024.

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

2.1.1

First Amendment to Agreement and Plan of Merger, dated as of January 24, 2024, by and among Battalion Oil Corporation, Fury Resources, Inc. and San Jacinto Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 24, 2024).

2.1.2

Second Amendment to Agreement and Plan of Merger, dated as of February 6, 2024, by and among Battalion Oil Corporation, Fury Resources, Inc. and San Jacinto Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed February 6, 2024).

2.1.3

Third Amendment to Agreement and Plan of Merger, dated as of February 16, 2024, by and among Battalion Oil Corporation, Fury Resources, Inc. and San Jacinto Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed February 16, 2024).

2.1.4

Fourth Amendment to Agreement and Plan of Merger, dated April 16, 2024, by and among Battalion Oil Corporation, Fury Resources, Inc. and San Jacinto Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed April 17, 2024).

2.2	Limited Guarantee, dated February 6, 2024, by Abraham Mirman in favor of Battalion Oil Corporation (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed February 6, 2024).
2.2.1

Amended and Restated Limited Guarantee, dated April 16, 2024, by and between Battalion Oil Corporation and Abraham Mirman (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K filed April 17, 2024).

2.3	Limited Guarantee, dated April 16, 2024, by and between Battalion Oil Corporation and Abraham Mirman (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K filed April 17, 2024).
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

3.1.2

Certificate of Designations of Series A-4 Redeemable Convertible Preferred Stock dated effective May 13, 2024 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 14, 2024).

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

10.2

Registration Rights Agreement, dated as of October 8, 2019, by and among Halcón Resources Corporation (now Battalion Oil Corporation) and each of the parties thereto, as investors (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 8, 2019).

10.2.1

Fourth Amendment to Registration Rights Agreement dated March 27, 2024, by and among Battalion Oil Corporation and each of the other parties thereto, as investors. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed March 28, 2024).

10.2.2

Fifth Amendment to Registration Rights Agreement dated May 13, 2024, by and among Battalion Oil Corporation and each of the other parties thereto, as investors. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed May 14, 2024).

10.3

Purchase Agreement (Series A-3 Preferred Stock), dated March 27, 2024, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 28, 2024).

10.4

Purchase Agreement (Series A-4 Preferred Stock), dated May 13, 2024, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 14, 2024).

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

BATTALION OIL CORPORATION

May 15, 2024	By:	/s/ MATTHEW B. STEELE

	Name:	Matthew B. Steele
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)