Form 10-Q
period 2024-06-30
BATTALION OIL CORP
filed 2024-08-14
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ⌧ No ◻

At August 8, 2024, 16,456,563 shares of the Registrant’s Common Stock were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$45,699	$46,168	$88,128	$100,383
Natural gas	(2,119)	2,060	(72)	4,960
Natural gas liquids	5,503	5,657	10,559	12,815
Total oil, natural gas and natural gas liquids sales	49,083	53,885	98,615	118,158
Other	21	387	359	1,256
Total operating revenues	49,104	54,272	98,974	119,414

Operating expenses:
Production:
Lease operating	11,005	11,365	22,591	23,056
Workover and other	951	2,634	1,839	3,969
Taxes other than income	3,349	3,180	6,340	6,370
Gathering and other	12,126	16,828	29,412	33,345
General and administrative	3,340	5,243	7,411	10,380
Depletion, depreciation and accretion	13,213	14,713	26,238	30,861
Total operating expenses	43,984	53,963	93,831	107,981
Income from operations	5,120	309	5,143	11,433

Other income (expenses):
Net gain (loss) on derivative contracts	1,223	4,473	(22,964)	23,946
Interest expense and other	(6,448)	(9,530)	(13,486)	(17,316)
Total other (expenses) income	(5,225)	(5,057)	(36,450)	6,630
(Loss) income before income taxes	(105)	(4,748)	(31,307)	18,063
Income tax benefit (provision)	—	—	—	—
Net (loss) income	$(105)	$(4,748)	$(31,307)	$18,063
Preferred dividends	(8,586)	(997)	(14,218)	(2,489)
Net (loss) income available to common stockholders	$(8,691)	$(5,745)	$(45,525)	$15,574

Net (loss) income per share of common stock available to common stockholders:
Basic	$(0.53)	$(0.35)	$(2.77)	$0.87
Diluted	$(0.53)	$(0.35)	$(2.77)	$0.86
Weighted average common shares outstanding:
Basic	16,457	16,457	16,457	16,425
Diluted	16,457	16,457	16,457	16,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$54,430	$57,529
Accounts receivable, net	24,894	23,021
Assets from derivative contracts	5,869	8,992
Restricted cash	91	90
Prepaids and other	821	907
Total current assets	86,105	90,539
Oil and natural gas properties (full cost method):
Evaluated	791,908	755,482
Unevaluated	51,896	58,909
Gross oil and natural gas properties	843,804	814,391
Less: accumulated depletion	(471,413)	(445,975)
Net oil and natural gas properties	372,391	368,416
Other operating property and equipment:
Other operating property and equipment	4,657	4,640
Less: accumulated depreciation	(2,141)	(1,817)
Net other operating property and equipment	2,516	2,823
Other noncurrent assets:
Assets from derivative contracts	4,614	4,877
Operating lease right of use assets	749	1,027
Other assets	20,916	17,656
Total assets	$487,291	$485,338

Current liabilities:
Accounts payable and accrued liabilities	$76,456	$66,525
Liabilities from derivative contracts	25,554	17,191
Current portion of long-term debt	52,606	50,106
Operating lease liabilities	634	594
Total current liabilities	155,250	134,416
Long-term debt, net	101,185	140,276
Other noncurrent liabilities:
Liabilities from derivative contracts	19,635	16,058
Asset retirement obligations	18,135	17,458
Operating lease liabilities	162	490
Other	10,719	2,084
Commitments and contingencies (Note 8)
Temporary equity:
Redeemable convertible preferred stock: 138,000 shares and 98,000 shares	159,535	106,535
of $0.0001 par value authorized, issued and outstanding as of
June 30, 2024 and December 31, 2023, respectively
Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,456,563 shares issued and outstanding as of June 30, 2024 and
December 31, 2023	2	2
Additional paid-in capital	306,969	321,012
Accumulated deficit	(284,301)	(252,993)
Total stockholders' equity	22,670	68,021
Total liabilities, temporary equity and stockholders' equity	$487,291	$485,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2023	16,457	$2	$321,012	$(252,993)	$68,021
Net loss	—	—	—	(31,203)	(31,203)
Deemed dividends for preferred stock	—	—	(5,632)	—	(5,632)
Stock-based compensation	—	—	127	—	127
Balances at March 31, 2024	16,457	2	315,507	(284,196)	31,313
Net loss	—	—	—	(105)	(105)
Deemed dividends for preferred stock	—	—	(8,586)	—	(8,586)
Stock-based compensation	—	—	48	—	48
Balances at June 30, 2024	16,457	$2	$306,969	$(284,301)	$22,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2022	16,345	$2	$334,571	$(249,945)	$84,628
Net income	—	—	—	22,811	22,811
Deemed dividends for preferred stock	—	—	(1,492)	—	(1,492)
Long-term incentive plan vestings	159	—	—	—	—
Tax withholding on vesting of restricted stock units	(47)	—	(454)	—	(454)
Stock-based compensation and other	—	—	327	—	327
Balances at March 31, 2023	16,457	2	332,952	(227,134)	105,820
Net loss	—	—	—	(4,748)	(4,748)
Deemed dividends for preferred stock	—	—	(997)	—	(997)
Stock-based compensation and other	—	—	(754)	—	(754)
Balances at June 30, 2023	16,457	2	331,201	(231,882)	99,321
Net loss	—	—	—	(53,799)	(53,799)
Deemed dividends for preferred stock	—	—	(3,863)	—	(3,863)
Stock-based compensation and other	—	—	(827)	—	(827)
Balances at September 30, 2023	16,457	2	326,511	(285,681)	40,832
Net income	—	—	—	32,688	32,688
Deemed dividends for preferred stock	—	—	(5,695)	—	(5,695)
Stock-based compensation and other	—	—	196	—	196
Balances at December 31, 2023	16,457	$2	$321,012	$(252,993)	$68,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(31,307)	$18,063
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and accretion	26,238	30,861
Stock-based compensation, net	135	(545)
Unrealized loss (gain) on derivative contracts	15,327	(23,336)
Amortization/accretion of financing related costs	3,390	3,843
Accrued settlements on derivative contracts	774	(929)
Change in fair value of embedded derivative liability	(1,365)	(704)
Other	179	53
Change in assets and liabilities:
Accounts receivable	(445)	15,965
Prepaids and other	85	81
Accounts payable and accrued liabilities	20,730	(34,703)
Net cash provided by operating activities	33,741	8,649

Cash flows from investing activities:
Oil and natural gas capital expenditures	(44,849)	(32,633)
Proceeds received from sale of oil and natural gas assets	7,015	1,189
Acquisition of oil and natural gas properties	(47)	—
Contract asset	(7,795)	—
Other operating property and equipment capital expenditures	(17)	(284)
Other	(13)	(11)
Net cash used in investing activities	(45,706)	(31,739)

Cash flows from financing activities:
Repayments of borrowings	(39,853)	(15,043)
Payment of debt financing costs	(129)	—
Proceeds from issuance of preferred stock	38,849	24,375
Merger deposit	10,000	—
Other	—	(454)
Net cash provided by financing activities	8,867	8,878

Net decrease in cash, cash equivalents and restricted cash	(3,098)	(14,212)

Cash, cash equivalents and restricted cash at beginning of period	57,619	32,816
Cash, cash equivalents and restricted cash at end of period	$54,521	$18,604

Supplemental cash flow information:
Cash paid for interest	$12,512	$14,561

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

The Company’s ability to execute its operating strategy is dependent on its ability to maintain adequate liquidity and continue to access capital, as needed. The Company generated a net loss of $45.5 million for the six months ended June 30, 2024 and had a negative working capital of $69.1 million as of June 30, 2024. The Company’s current business estimates and forecasts indicate that it will require additional liquidity to continue its operations, satisfy debt payment requirements and meet its debt covenant requirements for the next 12 months from the issuance of these condensed consolidated financial statements. In response to these events and conditions, the Company has continued to execute on a plan to reduce operating and capital costs to improve cash flow. The Company also has obtained a support letter from its three largest current related party investors to purchase additional preferred equity securities in an amount up to $30.0 million over the next 12 months. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, cost reduction measures and the commitment of the investors to purchase up to $30.0 million in additional preferred equity, it is probable the Company will have sufficient liquidity to fund its operations, meet its continuous drilling obligations and near-term debt payment requirements and maintain compliance with its debt covenants, as described in Note 5, “Debt,” for the next 12 months from the issuance of these condensed consolidated financial statements.

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

	June 30, 2024	December 31, 2023

Cash and cash equivalents	$54,430	$57,529
Restricted cash	91	90
Total cash, cash equivalents and restricted cash	$54,521	$57,619

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At June 30, 2024, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Amended Term Loan Agreement (as defined in Note 4, “Debt”).

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”). ASU 2022-06 defers the sunset date from December 31, 2022 to December 31, 2024. As of the date of this filing, neither ASU 2020-04 nor ASU 2022-06 had a material impact on the Company’s operating results, financial position or disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires an entity, even one with only one reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires an entity to disclose the title and position of the chief operating decision maker. ASU 2023-07 does not change how an entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Entities should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2023-07 and does not expect it to have a material impact on the Company’s financial position, results of operations and cash flows or disclosures.

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

Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $21.2 million

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and $19.8 million as of June 30, 2024 and December 31, 2023, respectively, as “Accounts receivable, net” on the unaudited condensed consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

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

At June 30, 2024 and 2023, using first-day-of-the-month average West Texas Intermediate (“WTI”) crude oil spot prices and Henry Hub natural gas prices for the respective prior 12-month periods, the Company’s net book value of oil and natural gas properties at June 30, 2024 and 2023, did not exceed the ceiling test value of the Company’s reserves. Oil and natural gas prices utilized for the ceiling test calculations as of June 30, 2024 and 2023 were $79.45 per barrel and $83.23 per barrel of oil, respectively, and $2.32 per MMBtu and $4.76 per MMBtu for natural gas, respectively.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. DEBT

The Company’s debt consisted of the following for the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Term loan credit facility	$160,201	$200,000
Other	162	215
Total debt (Face Value)	160,363	200,215
Less:
Current portion of long-term debt(1)	(52,606)	(50,106)
Other(2)	(6,572)	(9,833)
Long-Term Debt, net	$101,185	$140,276
(1)	Amounts primarily reflect amortization payments due of $52.5 million and $50.0 million under the Amended Term Loan Agreement due within one year as of June 30, 2024 and December 31, 2023, respectively.
(2)	Amounts primarily reflect unamortized debt issuance costs of approximately $4.4 million and $6.9 million at June 30, 2024 and December 31, 2023, respectively, but also includes an unamortized debt discount associated with an embedded derivative. For the six months ended June 30, 2024 and 2023, the Company recorded approximately $3.4 million and $3.8 million, respectively, in interest expense reflecting the amortization/accretion of these amounts.

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

On March 28, 2024, the Company entered into the Third Amendment to the Amended Term Loan Agreement (the “Third Amendment”) with its lenders. The Third Amendment, amended the Amended Term Loan Agreement to, among other things, (a) amend the approved plan of development (“APOD”) for certain properties, (b) remove the PDP Production Test and APOD Economic Test (each defined in the Term Loan Agreement), (c) require the Borrower to receive cash proceeds from equity issuances and/or cash contributions in an aggregate amount of not less than $38.0 million during the period from Amendment Effective Date through March 31, 2024 (the “Specified Additional Equity Capital”), which such Specified Additional Equity Capital shall be excluded from the calculation of Consolidated Cash Balance (as defined in the Term Loan Agreement) through December 31, 2024, and (d) make amendments to certain other affirmative covenants in connection with the foregoing.

As of June 30, 2024, the Company had $160.2 million of indebtedness and $0.3 million of letters of credit outstanding under the Amended Term Loan Agreement. An additional $4.7 million is available for the issuance of letters of credit as of June 30, 2024 and as of the date of this filing. The maturity date of the Amended Term Loan Agreement is November 24, 2025. Borrowings under the Amended Term Loan Agreement bear a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.15% plus a fixed applicable margin of 7.5%. The weighted average interest rate on the Company’s borrowings for the quarter ended June 30, 2024 was approximately 12.95%.

The Company may elect, at its option, to prepay any borrowing outstanding under the Amended Term Loan Agreement subject to the following prepayment premiums:

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company may be required to make mandatory prepayments under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, the Company is required to make mandatory prepayments when the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted capital expenditures for the succeeding fiscal quarter on the APOD wells (i.e. oil and natural gas wells located within a specified boundary as set by the Amended Term Loan Agreement) are excluded for purposes of determining the Consolidated Cash Balance. As of June 30, 2024, the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement and excluding the Specified Additional Equity Capital, did not exceed $20.0 million; therefore, no mandatory prepayment was necessary.

The Company is required to make scheduled remaining amortization payments in the aggregate amount of $62.5 million from the fiscal quarter ending September 30, 2024 through the fiscal quarter ending September 30, 2025 with $12.5 million due at the end of the third quarter of 2024, $15.0 million due at the end of each of the fourth quarter of 2024 and the first quarter of 2025, and $10.0 million due at the end of each of the second and third quarters of 2025. The Company will be required to make a final payment of $97.7 million at maturity on November 24, 2025. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and by the equity interests of the Borrower held by the Company. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Amended Term Loan Agreement also contains certain financial covenants (as defined in the Amended Term Loan Agreement), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of June 30, 2024 and the last day of each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 2.50 to 1.00 as of June 30, 2024, and each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, as of June 30, 2024 and for each fiscal quarter thereafter.

At March 31, 2024, subject to the cure provision discussed below, the Company was not in compliance with the Total Net Leverage Ratio covenant under the Amended Term Loan Agreement but was in compliance with the other financial covenants. Under the Amended Term Loan Agreement, the Company has a right to cure noncompliance with the Total Net Leverage Ratio covenant within 15 days of delivery of financial statements by making an optional prepayment in an amount not greater than the amount required for purposes of complying with the Total Net Leverage Ratio and such prepayment shall not be subject to the applicable prepayment premium. Once such prepayment is made, the Total Net Leverage Ratio shall be recalculated giving effect to the reduction in the outstanding amount of borrowings as if such prepayment had occurred on the last day of the quarter. Accordingly, on May 14, 2024, the Company made a

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

prepayment of outstanding borrowings under the Amended Term Loan Agreement in the amount of $17.3 million resulting in total borrowings outstanding of $172.7 million. Upon giving effect to such prepayment for the calculation of the Total Net Leverage Ratio at March 31, 2024, the Company was in compliance with such financial covenant.

As of June 30, 2024, the Company was in compliance with the financial covenants under the Amended Term Loan Agreement.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value as of June 30, 2024 and December 31, 2023 (in thousands):

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$10,483	$—	$10,483

Liabilities
Liabilities from commodity-based derivative contracts	$—	$45,189	$—	$45,189

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$13,869	$—	$13,869

Liabilities
Liabilities from commodity-based derivative contracts	$—	$33,249	$—	$33,249

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

Change of Control
Call Option
Balance at December 31, 2023	$2,084
Change in fair value	(1,365)
Balance at June 30, 2024	$719

Estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents and restricted cash, accounts receivable, and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of borrowings under the Company’s Amended Term Loan Agreement approximates carrying value because the variable interest rates approximate current market rates.

The Company follows the provisions of the FASB’s Accounting Standards Codification (“ASC”) 820, Fair Value Measurement for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. These provisions

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of June 30, 2024, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

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

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

Balance sheet location	June 30, 2024	December 31, 2023	Balance sheet location	June 30, 2024	December 31, 2023
Current assets	$5,869	$8,992	Current liabilities	$(25,554)	$(17,191)
Other noncurrent assets	4,614	4,877	Other noncurrent liabilities	(19,635)	(16,058)
	$10,483	$13,869		$(45,189)	$(33,249)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Location of net (loss) gain	Three Months Ended		Six Months Ended
	on derivative contracts on	June 30,		June 30,
Type	Statement of Operations	2024	2023	2024	2023
Commodity derivative contracts:
Unrealized (loss) gain	Other income (expenses)	$4,434	$2,332	$(15,327)	$23,336
Realized (loss) gain	Other income (expenses)	(3,211)	2,141	(7,637)	610
Total net (loss) gain		$1,223	$4,473	$(22,964)	$23,946

At June 30, 2024, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2024	2025	2026	2027
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	861,244	1,435,236	1,029,685	786,989
Weighted average price	$62.78	$61.77	$63.59	$61.87
Basis swap:
Total volumes (Bbls)	862,178	1,451,319	1,036,713	791,105
Weighted average price	$0.26	$0.25	$0.05	$0.44
WTI NYMEX roll:
Total volumes (Bbls)	850,708	1,451,319	1,036,713	791,105
Weighted average price	$0.21	$0.13	$(0.01)	$(0.03)
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	2,537,743	4,326,712	2,431,053	2,135,815
Weighted average price	$3.48	$3.42	$3.96	$3.71
Two-way collar:
Total volumes (MMBtu)	875,400	1,651,321	2,063,812	1,355,000
Weighted average price (call)	$4.81	$5.12	$5.26	$5.57
Weighted average price (put)	$3.48	$3.72	$3.70	$3.66
Basis swap:
Total volumes (MMBtu)	3,412,284	5,950,283	4,455,681	3,472,222
Weighted average price	$(0.84)	$(0.68)	$(0.77)	$(0.73)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at June 30, 2024 and December 31, 2023 (in thousands):

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

Gross Amounts - Consolidated Balance Sheet	$10,483	$13,869	$(45,189)	$(33,249)
Amounts Not Offset - Consolidated Balance Sheet	(10,483)	(13,218)	10,483	13,218
Net Amount	$—	$651	$(34,706)	$(20,031)

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

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations as of December 31, 2023	$17,458
Accretion expense	477
Liabilities incurred	200
Liability for asset retirement obligations as of June 30, 2024	18,135

8. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2022, the Company entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility and entered into a gas treating agreement with Wink Amine Treater, LLC (“WAT”). The Company has a minimum volume commitment of 20,000 Mcf per day under the gas treating agreement, with certain rollover rights and start-up flexibility, for an initial term of five years from the in-service date of the facility. Under the gas treating agreement, the Company currently pays a treating rate that begins at $1.71/Mcf and varies based on volumes delivered to the facility. For additional information on this joint venture, see Note 11, “Additional Financial Statement Information”.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of June 30, 2024, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

The table below summarizes the Company’s Redeemable Convertible Preferred Stock issuances:

Preferred Stock (1)	Issuance Date	Shares	Conversion Price	Net Equity Recorded (2) (in thousands)	Deemed Dividend Date	Non-cash Deemed Dividends (2) (in thousands)
Series A	March 28, 2023	25,000	$9.03	$23,541	March 31, 2023	$1,459
Series A-1	September 6, 2023	38,000	$7.63	$36,941	September 30, 2023	$1,059
Series A-2	December 15, 2023	35,000	$6.21	$34,006	December 31, 2023	$994
Series A-3	March 27, 2024	20,000	$6.83	$19,397	March 31, 2024	$603
Series A-4	May 13, 2024	20,000	$6.42	$19,385	June 30, 2024	$615
(1)	At the option of the Company, Series A through A-4 receive either annual dividends paid in cash at a fixed rate of 14.5% or accrued annually at a fixed PIK rate of 16.0%.
(2)	The preferred stock is originally recorded net of original issue discount and accrued offering costs as mezzanine equity (temporary equity) and subsequently a non-cash deemed dividend is recorded to increase the carrying value of the preferred stock to its redemption amount.

On March 27, 2024, the Company sold, in a private placement, an aggregate of 20,000 shares of Series A-3 Redeemable Convertible Preferred Stock (the “Series A-3 Preferred Stock”) in a private placement to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, the Company’s largest three existing stockholders (the “Investors”). The Company received $19.5 million in proceeds, net of $0.5 million in original issue discount. Each of the Investors has an employee that has been elected to and serves on the Company’s board of directors, comprised of six members. The issuance of Series A-3 Preferred Stock was approved by the Company’s board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the Series A-3 Preferred Stock. Holders of Series A-3 Preferred Stock will have no voting rights with respect to the shares of Series A-3 Preferred Stock. The Series A-3 Preferred Stock will receive annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued at a fixed paid-in-kind (“PIK”) accrual rate of 16.0% annually at the option of the Company. Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. PIK dividends will be cumulative, compound and accrue quarterly in arrears and will be added to the Liquidation Preference. The Series A-3 Preferred Stock Dividend Payment Date will commence on March 31, 2024, and the Conversion Price equaled $6.83, which may be adjusted from time to time.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

consolidated balance sheets because it is not mandatorily redeemable but does contain a redemption feature at the option of the preferred holders that is considered not solely within the Company’s control.

For the three and six months ended June 30, 2024, the Company paid-in-kind dividends on the preferred stock of $7.9 million and $13.0 million, respectively. For the three and six months ended June 30, 2023, the Company PIK dividends on the preferred stock of $1.0 million. As of June 30, 2024, the carrying value of the preferred stock, inclusive of PIK dividends, is approximately $159.5 million.

Voting Rights. Holders of shares of the Redeemable Convertible Preferred Stock have no voting rights with respect to the shares of Redeemable Convertible Preferred stock.

Dividends. Holders of Redeemable Convertible Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 14.5% per annum on the Liquidation Preference ($1,000 per share, or $138.0 million, increased for any PIK accruals), compounding and accruing quarterly in arrears. Dividends may be paid in cash or, if not declared and paid in cash, the amount of any such dividend shall automatically accrue at a fixed rate of 16.0% per annum on the Liquidation Preference and be added to the Liquidation Preference (a “PIK Accrual”). Currently, the Company’s Amended Term Loan Agreement prohibits the payment of cash dividends. Additionally, while the Company has not declared or paid dividends on its common stock since its inception, holders of preferred stock will be entitled to participate in any dividends or permitted distributions to holders of common stock on an as-converted basis should they occur.

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

10. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic:
Net income (loss)	$(105)	$(4,748)	$(31,307)	$18,063
Less: Preferred stock dividend	(8,586)	(997)	(14,218)	(2,489)
Less: Undistributed earnings allocable to preferred stockholders	—	—	—	(1,301)
Net (loss) income available to common stockholders	$(8,691)	$(5,745)	$(45,525)	$14,273
Weighted average basic number of common shares outstanding basic	16,457	16,457	16,457	16,425
Basic net (loss) income per share of common stock	$(0.53)	$(0.35)	$(2.77)	$0.87

Diluted:
Net (loss) income available to common stockholders basic	$(8,691)	$(5,745)	$(45,525)	$14,273
Reallocation of undistributed earnings	—	—	—	7
Net (loss) income available to common stockholders diluted	$(8,691)	$(5,745)	$(45,525)	$14,280

Weighted average basic number of common shares outstanding basic	16,457	16,457	16,457	16,425
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	Anti-dilutive	Anti-dilutive	Anti-dilutive	95
Weighted average diluted number of common shares outstanding diluted	16,457	16,457	16,457	16,520
Diluted net (loss) income per share of common stock	$(0.53)	$(0.35)	$(2.77)	$0.86

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

For the three and six months ended June 30, 2024, common stock equivalents, including options and restricted stock units (“RSUs”), totaling 0.3 million, were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the three and six months ended June 30, 2023, common stock equivalents, including options and RSUs, totaling 0.6 million and 0.5 million, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$21,243	$19,802
Joint interest accounts	2,095	2,138
Other	1,556	1,081
	$24,894	$23,021
Prepaids and other:
Prepaids	$396	$490
Funds in escrow	347	345
Other	78	72
	$821	$907
Other assets (Non-current):
Investment in unconsolidated affiliate	$1,093	$1,283
Contract asset	18,498	15,062
Funds in escrow	565	552
Other	760	759
	$20,916	$17,656
Accounts payable and accrued liabilities:
Trade payables	$34,522	$24,915
Accrued oil and natural gas capital costs	6,694	15,337
Revenues and royalties payable	26,345	18,986
Accrued employee compensation	1,052	520
Accrued lease operating expenses	7,512	6,418
Other	331	349
	$76,456	$66,525

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

Contract Asset. The Company has advanced a total of $18.5 million in contributions on behalf of its joint venture partner in WAT to fund a workover operation on the Acid Gas Injection (“AGI”) well, of which $3.4 million were advanced during the six months ended June 30, 2024. Pursuant to the terms of the agreement governing the joint venture, the Company has multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lessor of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance, none of which would

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

occur until the expiration of the current tolling agreement between the parties. The Company assesses the fair value of the contract asset on a quarterly basis for possible impairment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the six months ended June 30, 2024 and 2023 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

We have incurred approximately $3.6 million as of August 8, 2024, and will continue to incur significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger.

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

Shares of preferred stock are convertible, subject to conversion ratios and prices stipulated in the certificate of designation of the preferred stock, at any time by the holders of the preferred stock and by Battalion after meeting certain other agreement requirements. Battalion also has the right to redeem the preferred stock in cash at an amount equal to between 100-120% of the Liquidation Preference ($1,000 per share, or $138.0 million, increased for any PIK accruals) determined according to the redemption date. Additionally, in the event of a change of control, holders of the preferred stock have the right to receive, (i) at any time on or prior to 150 days following the closing date, and at the election of the Company, a cash payment equal to the Liquidation Preference or equity consideration equal to the 107.5% of the Liquidation Preference, or (ii) at any time after 150 days following the closing date, a cash payment equal to between 100-120% of the Liquidation Preference determined by the redemption date or conversion into common stock. Until (i) a termination of or certain amendments to the Amended Term Loan Agreement or (ii) one year past the maturity date of the Amended Term Loan Agreement, an election of the cash payment option by holders in a change of control scenario is not permitted. For additional information, see Note 9, “Redeemable Convertible Preferred Stock” to the unaudited condensed consolidated financial statements.

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

During the third quarter of 2023, additional complications were encountered with the workover operation at the AGI Facility causing higher than expected costs. To fund this workover operation, we advanced capital contributions totaling approximately $18.5 million to date as of June 30, 2024 on behalf of our joint venture partner in WAT. Pursuant to the terms of the agreement governing the joint venture, we believe that we have multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lesser of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance, none of which would occur until the expiration of the current tolling agreement between the parties.

The Acid Gas Injection (“AGI”) well and facility have been operational since March 9, 2024 and continued to process gas in the second quarter of 2024. Additional projects have been completed causing interruption in the daily rates, however, the facility has processed over 2.1 Bcf effectively since operational through the second quarter of 2024. The delays during the second quarter of 2024 have resulted in higher than expected gathering and treating costs. It is possible that the existing remedial facility work by WAT could extend past the second quarter of 2024 and any delays in commissioning or shut downs of the plant past the second quarter of 2024 will result in higher processing fees than currently forecast until such time the facility becomes fully operational.

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

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. We generated a net loss of $45.5 million for the six months ended June 30, 2024 and had a negative working capital of $69.1 million as of June 30, 2024. As of June 30, 2024, we had $54.4 million of cash and cash equivalents, no additional borrowing capacity under the Amended Term Loan Agreement (as defined in Note 4, “Debt” to the unaudited condensed consolidated financial statements) and a total of $52.5 million in debt repayments due through June 2025, including $27.5 million due during the remainder of 2024.

Our Amended Term Loan Agreement contains certain restrictive covenants as well as a mandatory repayment schedule. We are required to make scheduled payments in the aggregate amount of $62.5 million from the fiscal quarter ending September 30, 2024 through the fiscal quarter ending September 30, 2025 with $12.5 million due at the end of the third quarter of 2024, $15.0 million due at the end of each of the fourth quarter of 2024 and the first quarter of 2025, and $10.0 million due at the end of each of the second and third quarters of 2025. We will be required to make a final payment of $97.7 million at maturity on November 24, 2025.

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

We continue to execute on a plan to reduce operating and capital costs to improve cash flow, including the issuance of preferred stock totaling $134.6 million as of June 30, 2024. Changes to our current business estimates and forecasts, based primarily on recent commodity prices and modifications to our planned drilling schedule to achieve better overall well economics, indicate that we will require additional liquidity to continue our operations, satisfy our debt payment requirements and meet our debt covenant requirements for the next 12 months from the issuance of these condensed consolidated financial statements. In response to these events and conditions, we have continued to execute on a plan to reduce operating and capital costs to improve cash flow. We have also obtained a support letter from our three largest current investors to purchase up to $30 million of additional preferred equity securities over the next 12 months. We believe that, based upon our operational forecasts, cash and cash equivalents on hand, cost reduction measures, and the commitment of the investors to purchase up to $30 million in additional preferred equity if needed, it is probable that we will have sufficient liquidity to fund our operations, meet our debt requirements and maintain compliance with our future debt covenants as described in Note 4, “Debt,” for the next 12 months from the issuance of these condensed consolidated financial statements. We will, however, continue to consider alternative liquidity sources which could include entering into other financing arrangements (e.g. the refinancing of our Amended Term Loan), a sale of a portion of our non-core assets, seeking capital partners for our drilling program, pursuing strategic merger opportunities or joint ventures, the sale of the Company, or pursuing additional general and administrative or other cost reduction opportunities. Our estimates and forecasts are based upon assumptions that may prove to be incorrect due to many factors that are currently unknown, such as prevailing economic conditions, many of which are beyond our control.

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

On March 28, 2024, we entered into the Third Amendment to the Amended Term Loan Agreement (the “Third Amendment”) with our lenders. The Third Amendment, amended the Amended Term Loan Agreement to, among other things, (a) amend the approved plan of development (“APOD”) for certain properties, (b) remove the Proved Developed Producing (“PDP”) Production Test and APOD Economic Test (each defined in the Term Loan Agreement), (c) require the Borrower to receive cash proceeds from equity issuances and/or cash contributions in an aggregate amount of not less than $38.0 million during the period from Amendment Effective Date through March 31, 2024 (the “Specified Additional Equity Capital”), which such Specified Additional Equity Capital shall be excluded from the calculation of Consolidated Cash Balance (as defined in the Term Loan Agreement) through December 31, 2024, and (d) make amendments to certain other affirmative covenants in connection with the foregoing.

As of June 30, 2024, we had $160.2 million of indebtedness outstanding and $0.3 million of letters of credit outstanding under the Amended Term Loan Agreement. We currently, as of August 8, 2024, have $160.2 million in borrowings outstanding and $4.7 million available for the issuance of letters of credit. The maturity date of the Amended Term Loan Agreement is November 24, 2025. Borrowings under the Amended Term Loan Agreement bear a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.15% plus a fixed applicable margin of 7.5%. The weighted average interest rate on our borrowings for the quarter ended June 30, 2024 was approximately 12.95%.

Our Amended Term Loan Agreement contains a mandatory repayment schedule with $12.5 million due at the end of the third quarter in 2024 and in the aggregate, $50.0 million due from the fourth quarter ending December 31, 2024 through the fiscal quarter ending September 30, 2025 as well as a $97.7 million payment due upon maturity. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and all of the equity interests of the Borrower held by us. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

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

We may be required to make mandatory prepayments of the loans under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, we are required to make mandatory prepayments when our Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted APOD capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance. As of June 30, 2024, the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement and excluding the Specified Additional Equity Capital, did not exceed $20.0 million; therefore, no mandatory prepayment was necessary.

The Amended Term Loan Agreement also contains certain financial covenants (as defined), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of June 30, 2024 and each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 2.50 to 1.00 as of June 30, 2024, and each fiscal quarter thereafter, and
●	Current Ratio of not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, as of June 30, 2024 and for each fiscal quarter thereafter.

At March 31, 2024, subject to the cure provision discussed below, we were not in compliance with the Total Net Leverage Ratio covenant but were in compliance with the remaining financial covenants under the Amended Term Loan Agreement. Under the Amended Term Loan Agreement, we have a right to cure noncompliance with the Total Net Leverage Ratio covenant within 15 days of delivery of financial statements by making an optional prepayment in an amount not greater than the amount required for purposes of complying with the Total Net Leverage Ratio and such prepayment shall not be subject to the applicable prepayment premium. Once such prepayment is made, the Total Net Leverage Ratio shall be recalculated giving effect to the reduction in the outstanding amount of borrowings as if such prepayment had occurred on the last day of the quarter. Accordingly, on May 14, 2024, we made a prepayment of outstanding borrowings under the Amended Term Loan Agreement in the amount of $17.3 million resulting in total borrowings outstanding of $172.7 million. Upon giving effect to such prepayment for the calculation of the Total Net Leverage Ratio at March 31, 2024, we were in compliance with such financial covenant.

As of June 30, 2024, we were in compliance with the financial covenants under the Amended Term Loan Agreement.

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

Cash Flow

Net decrease in cash and cash equivalents is summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2024	2023

Cash flows provided by (used in) operating activities	$33,741	$8,649
Cash flows used in investing activities	(45,706)	(31,739)
Cash flows provided by financing activities	8,867	8,878
Net decrease in cash, cash equivalents and restricted cash	$(3,098)	$(14,212)

Operating Activities. Net cash flows provided by operating activities for the six months ended June 30, 2024 were $33.7 million compared to net cash flows used in operating activities of $8.7 million for the six months ended June 30, 2023. Items impacting operating cash flows were (i) lower total operating revenues resulting from an approximate $0.96 per Boe decrease in average realized prices (excluding the impact of hedging arrangements) and lower production volumes for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, partially offset by the impact of settled derivative contracts period over period, (ii) increased operating costs per Boe and increased interest costs in 2023 and (iii) changes in working capital.

Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2024 and 2023 were approximately $45.7 million and $31.7 million, respectively, primarily for drilling and completion activities.

During the six months ended June 30, 2024, we spent $44.8 million on oil and natural gas capital expenditures, of which $42.2 million related to drilling and completion costs and $2.0 million related to the development of our treating equipment and gathering support infrastructure. During the first half of 2024, our cash capital expenditures included amounts related to the drilling and completion activities that occurred in the fourth quarter of 2023. In the first six months of 2024, we ran one (1) operated rig in the Delaware Basin, drilled and cased four (4) gross (3.73 net), and completed and put online two (2) gross (1.925 net) operated wells. We also received $7.0 million in proceeds from the sale of oil and natural gas assets that were deemed to be unnecessary for future operations.

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

Financing Activities. Net cash flows provided by financing activities for the six months ended June 30, 2024 and 2023 were $8.9 million. During the six months ended June 30, 2024, we received $38.8 million from our preferred stock equity issuances and repaid $39.9 million under our Amended Term Loan Agreement. Our net cash flows provided by financing activities during the six months ended June 30, 2024 also reflect the receipt of the $10.0 million distributed from the Merger escrow account to the Company. During the six months ended June 30, 2023, we received $24.4 million from our preferred stock equity issuance and repaid $15.0 million under our Amended Term Loan Agreement.

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

Results of Operations

The table below sets forth financial information for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands (except per unit and per Boe amounts)	2024	2023	2024	2023
Operating revenues:
Oil	45,699	46,168	$88,128	$100,383
Natural gas	(2,119)	2,060	(72)	4,960
Natural gas liquids	5,503	5,657	10,559	12,815
Other	21	387	359	1,256
Operating expenses:
Production:
Lease operating	11,005	11,365	22,591	23,056
Workover and other	951	2,634	1,839	3,969
Taxes other than income	3,349	3,180	6,340	6,370
Gathering and other	12,126	16,828	29,412	33,345
General and administrative:
General and administrative	3,304	6,015	7,276	10,925
Stock-based compensation	36	(772)	135	(545)
Depletion, depreciation and accretion:
Depletion – Full cost	12,809	14,361	25,438	30,168
Depreciation – Other	161	166	323	321
Accretion expense	243	186	477	372
Other income (expenses):
Net gain (loss) on derivative contracts	1,223	4,473	(22,964)	23,946
Interest expense and other	(6,448)	(9,531)	(13,487)	(17,316)
Net income (loss)	$(105)	$(4,748)	$(31,307)	$18,063

Production:
Oil – MBbls	577	636	1,143	1,366
Natural Gas - MMcf	1,929	2,155	4,109	4,562
Natural gas liquids – MBbls	271	302	524	629
Total MBoe(1)	1,170	1,297	2,352	2,755
Average daily production – Boe(1)	12,857	14,253	12,923	15,221

Average price per unit (2):
Oil price - Bbl	$79.20	$72.59	$77.10	$73.49
Natural gas price - Mcf	(1.10)	0.96	(0.02)	1.09
Natural gas liquids price - Bbl	20.31	18.73	20.15	20.37
Total per Boe(1)	41.95	41.55	41.93	42.89

Average cost per Boe:
Production:
Lease operating	$9.41	$8.76	$9.61	$8.37
Workover and other	0.81	2.03	0.78	1.44
Taxes other than income	2.86	2.45	2.70	2.31
Gathering and other	10.36	12.97	12.51	12.10
General and administrative:
General and administrative	2.82	4.64	3.09	3.97
Stock-based compensation	0.03	(0.60)	0.06	(0.20)
Depletion	10.95	11.07	10.82	10.95
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or natural gas liquids (“NGLs”) based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and NGLs revenues were $ 49.1 million and $53.9 million for the three months ended June 30, 2024 and 2023. The decrease in revenues is primarily attributable to our lower production volumes in 2024 compared to 2023 partially offset by an increase in average realized prices. Average realized prices (excluding the effects of hedging arrangements) increased approximately $0.40 per Boe for three months ended June 30, 2024 when compared with the same period in 2023.

Oil, natural gas and NGLs revenues were $98.6 million and $118.2 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in revenues is primarily attributable to a decrease in our average realized prices and lower production volumes in 2024 compared to 2023. Average realized prices (excluding the effects of hedging arrangements) decreased approximately $0.96 per Boe for the six months ended June 30, 2024 when compared with the same period in 2023. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Production averaged 12,857 Boe/d and 14,253 Boe/d for the three months ended June 30, 2024 and 2023, respectively, and 12,923 Boe/d and 15,221 for the six months ended June 30, 2024 and 2023, respectively. Production was lower in the second quarter and year to date period 2024 compared with the same period in 2023 due largely to the timing of capital expenditures spent to bring new wells online and natural production declines on our existing producing wells. Over the twelve months preceding June 30, 2024, we put online 4 gross (3.93 net) operated wells while in the twelve months preceding June 30, 2023, we put online 7 gross (6.5 net) operated wells. Also impacting 2024 production volumes was curtailment in Monument Draw due to downstream throughput limitations causing increased downtime and shut-in production.

Lease Operating Expenses. Lease operating expenses were $11.0 million and $11.4 million for the three months ended June 30, 2024 and 2023, respectively, and $22.6 million and $23.1 million for the six months ended June 30, 2024 and 2023, respectively. On a per unit basis, lease operating expenses were $9.41 per Boe and $8.76 per Boe for the three months ended June 30, 2024 and 2023, respectively, and $9.61 per Boe and $8.37 per Boe for the six months ended June 30, 2024 and 2023, respectively. The increase in lease operating expenses on a per unit basis in the second quarter and first six months of 2024 is primarily a result of an inflationary market increase in maintenance, power, and chemical costs combined with lower production.

Workover and Other Expenses. Workover and other expenses were $1.0 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively and $1.8 million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively. On a per unit basis, workover and other expenses were $0.81 per Boe and $2.03 per Boe for the three months ended June 30, 2024 and 2023, respectively, and $0.78 per Boe and $1.44 per Boe for the six months ended June 30, 2024 and 2023, respectively. The decreased workover and other expenses in 2024 relate to more significant workover projects undertaken in the prior year.

Taxes Other than Income. Taxes other than income were $3.3 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively, and $6.3 million and $6.4 million for the six months ended June 30, 2024 and 2023, respectively. Severance taxes are based on realized prices and volumes at the wellhead, while ad valorem taxes are tied to the annual valuation of our properties. As revenues or volumes from oil and natural gas sales increase or decrease, severance taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.86 per Boe and $2.45 per Boe for the three months ended June 30, 2024 and 2023, respectively, and $2.70 per Boe and $2.31 per Boe for the six months ended June 30, 2024 and 2023, respectively.

Gathering and Other Expenses. Gathering and other expenses were $12.1 million and $16.8 million for the three months ended June 30, 2024 and 2023, respectively, and $29.4 million and $33.3 million for the six months ended June 30, 2024 and 2023, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes, either through our own hydrogen sulfide treating plant or through third parties. On a per unit basis, gathering and other expenses were $10.36 per Boe and $12.97 per Boe for the three months ended June 30, 2024 and 2023, respectively, and $12.51 per Boe and $12.10 per Boe for the six months ended June 30, 2024 and 2023, respectively. The decrease in gathering and other expenses per Boe for the three months ended June 30, 2024 is primarily related to the increase in volumes treated at the AGI facility compared to the same period in 2023. The increase in gathering and other expenses per Boe for the six months ended June 30, 2024 is primarily related to an increased percentage of total production requiring H2S treatment, as well as inflationary impacts on costs associated with our own hydrogen sulfide treating plant, partially offset by increased volumes treated at the AGI facility, compared to the same period in 2023.

General and Administrative Expense. General and administrative expense was $3.3 million and $6.0 million for the three months ended June 30, 2024 and 2023, respectively, and $7.3 million and $11.0 million for the six months ended June 30, 2024 and 2023, respectively. On a per unit basis, general and administrative expenses were $2.82 per Boe and $4.64 per Boe for the three months ended June 30, 2024 and 2023, respectively, and $3.09 per Boe and $3.97 per Boe for the six months ended June 30, 2024 and 2023, respectively. The decreases in general and administrative expense for the three and six months ended June 30, 2024 compared with the prior year periods is primarily associated with a decrease in payroll and benefits in connection with the headcount reduction in 2023 partially offset by an increase in legal fees associated with the merger.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period.

Depletion expense was $12.8 million and $14.4 million for the three months ended June 30, 2024 and 2023, respectively, and $25.4 million and $30.2 million for the six months ended June 30, 2024 and 2023, respectively. On a per unit basis, depletion expense was $10.95 per Boe and $11.07 per Boe for the three months ended June 30, 2024 and 2023, respectively, and $10.82 per Boe and $10.95 per Boe for the six months ended June 30, 2024 and 2023, respectively. The decreases in our depletion rate per Boe is primarily due to a period over period decrease in future development costs associated with proved reserves relative to the associated period over period decrease in proved reserves.

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

For the three months ended June 30, 2024, we recorded a net derivative gain of $1.2 million ($4.4 million net gain on unsettled contracts and $3.2 million net realized loss on settled contracts). For the three months ended June 30, 2023, we recorded a net derivative gain of $4.5 million ($2.4 million net gain on unsettled contracts and $2.1 million net realized gain on settled contracts). For the six months ended June 30, 2024, we recorded a net derivative loss of $22.9 million ($15.3 million net loss on unsettled contracts and $7.6 million net realized loss on settled contracts). For the six months ended June 30, 2023, we recorded a net derivative gain of $23.9 million ($23.3 million net gain on unsettled contracts and $0.6 million net realized gain on settled contracts). At June 30, 2024, we had a $10.5 million derivative asset ($5.9 million current) and a $45.2 million derivative liability ($25.6 million current).

Interest Expense and Other. Interest expense and other was $6.5 million and $9.5 million for the three months ended June 30, 2024 and 2023, respectively, and $13.5 million and $17.3 million for the six months ended June 30, 2024 and 2023, respectively. Interest expense and other primarily decreased in the current year periods compared to the same periods in the prior year due to a lower average debt balance resulting from repayment of borrowings associated with our Amended Term Loan Agreement. Our weighted average interest rate was approximately 12.95% for the quarter ended June 30, 2024 and 12.97% for the six months ended June 30, 2024. For the third quarter of 2024, our interest rate will be approximately 12.98% on outstanding borrowings.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of June 30, 2024, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement, as amended. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, “Derivative and Hedging Activities,” for more details.

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

At June 30, 2024, the principal amount of our term loan debt was $160.2 million, of which substantially all bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At June 30, 2024, the weighted average interest rate on our variable rate debt was 12.98% per year. If the balance of our variable interest rate debt at June 30, 2024 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.6 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2024. On the basis of this review, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1.5

Fifth Amendment to Agreement and Plan of Merger, dated June 10, 2024, by and among Battalion Oil Corporation, Fury Resources, Inc. and San Jacinto Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed June 11, 2024).

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

BATTALION OIL CORPORATION

August 14, 2024	By:	/s/ MATTHEW B. STEELE

	Name:	Matthew B. Steele
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)