Form 10-Q
period 2024-09-30
BATTALION OIL CORP
filed 2024-11-12
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

At November 8, 2024, 16,456,563 shares of the Registrant’s Common Stock were outstanding.

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023	5
	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2024 and December 31, 2023	6
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2024 and the Year Ended December 31, 2023	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2024 and 2023	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	38
ITEM 4.	Controls and Procedures	39

PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	40
ITEM 1A.	Risk Factors	40
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 3.	Defaults Upon Senior Securities	40
ITEM 4.	Mine Safety Disclosures	40
ITEM 5.	Other Information	40
ITEM 6.	Exhibits	41
Signatures		42

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$42,545	$43,689	$130,673	$144,072
Natural gas	(2,588)	3,668	(2,660)	8,628
Natural gas liquids	5,145	6,078	15,704	18,893
Total oil, natural gas and natural gas liquids sales	45,102	53,435	143,717	171,593
Other	164	671	523	1,927
Total operating revenues	45,266	54,106	144,240	173,520

Operating expenses:
Production:
Lease operating	11,602	11,152	34,193	34,208
Workover and other	1,249	700	3,088	4,669
Taxes other than income	2,532	3,307	8,872	9,677
Gathering and other	12,442	15,512	41,854	48,857
General and administrative	3,854	3,192	11,265	13,572
Depletion, depreciation and accretion	12,533	13,426	38,771	44,287
Total operating expenses	44,212	47,289	138,043	155,270
Income from operations	1,054	6,817	6,197	18,250

Other income (expenses):
Net gain (loss) on derivative contracts	26,896	(53,687)	3,932	(29,741)
Interest expense and other	(6,322)	(6,929)	(19,809)	(24,245)
Total other (expenses) income	20,574	(60,616)	(15,877)	(53,986)
Income (loss) before income taxes	21,628	(53,799)	(9,680)	(35,736)
Income tax benefit (provision)	—	—	—	—
Net income (loss)	$21,628	$(53,799)	$(9,680)	$(35,736)
Preferred dividends	(9,321)	(3,863)	(23,539)	(6,352)
Undistributed earnings allocable to preferred stockholders	(6,732)	—	—	—
Net income (loss) available to common stockholders	$5,575	$(57,662)	$(33,219)	$(42,088)

Net income (loss) per share of common stock available to common stockholders:
Basic	$0.34	$(3.50)	$(2.02)	$(2.56)
Diluted	$0.34	$(3.50)	$(2.02)	$(2.56)
Weighted average common shares outstanding:
Basic	16,457	16,457	16,457	16,436
Diluted	16,523	16,457	16,457	16,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$29,834	$57,529
Accounts receivable, net	21,057	23,021
Assets from derivative contracts	5,701	8,992
Restricted cash	91	90
Prepaids and other	890	907
Total current assets	57,573	90,539
Oil and natural gas properties (full cost method):
Evaluated	801,099	755,482
Unevaluated	51,895	58,909
Gross oil and natural gas properties	852,994	814,391
Less: accumulated depletion	(483,534)	(445,975)
Net oil and natural gas properties	369,460	368,416
Other operating property and equipment:
Other operating property and equipment	4,659	4,640
Less: accumulated depreciation	(2,303)	(1,817)
Net other operating property and equipment	2,356	2,823
Other noncurrent assets:
Assets from derivative contracts	7,197	4,877
Operating lease right of use assets	604	1,027
Other assets	20,833	17,656
Total assets	$458,023	$485,338

Current liabilities:
Accounts payable and accrued liabilities	$61,621	$66,525
Liabilities from derivative contracts	9,799	17,191
Current portion of long-term debt	50,106	50,106
Operating lease liabilities	522	594
Total current liabilities	122,048	134,416
Long-term debt, net	92,668	140,276
Other noncurrent liabilities:
Liabilities from derivative contracts	9,714	16,058
Asset retirement obligations	18,868	17,458
Operating lease liabilities	124	490
Other	10,761	2,084
Commitments and contingencies (Note 8)
Temporary equity:
Redeemable convertible preferred stock: 138,000 shares and 98,000 shares	168,856	106,535
of $0.0001 par value authorized, issued and outstanding as of
September 30, 2024 and December 31, 2023, respectively
Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,456,563 shares issued and outstanding as of September 30, 2024 and
December 31, 2023	2	2
Additional paid-in capital	297,655	321,012
Accumulated deficit	(262,673)	(252,993)
Total stockholders' equity	34,984	68,021
Total liabilities, temporary equity and stockholders' equity	$458,023	$485,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2023	16,457	$2	$321,012	$(252,993)	$68,021
Net loss	—	—	—	(31,203)	(31,203)
Deemed dividends for preferred stock	—	—	(5,632)	—	(5,632)
Stock-based compensation	—	—	127	—	127
Balances at March 31, 2024	16,457	2	315,507	(284,196)	31,313
Net loss	—	—	—	(105)	(105)
Deemed dividends for preferred stock	—	—	(8,586)	—	(8,586)
Stock-based compensation	—	—	48	—	48
Balances at June 30, 2024	16,457	$2	$306,969	$(284,301)	$22,670
Net income	—	—	—	21,628	21,628
Deemed dividends for preferred stock	—	—	(9,321)	—	(9,321)
Stock-based compensation	—	—	7	—	7
Balances at September 30, 2024	16,457	$2	$297,655	$(262,673)	$34,984

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

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(9,680)	$(35,736)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and accretion	38,771	44,287
Stock-based compensation, net	140	(1,231)
Unrealized loss (gain) on derivative contracts	(12,764)	23,469
Amortization/accretion of financing related costs	4,949	5,789
Accrued settlements on derivative contracts	(1,102)	2,846
Change in fair value of embedded derivative liability	(1,323)	(2,582)
Other	278	144
Change in assets and liabilities:
Accounts receivable	4,155	11,410
Prepaids and other	17	344
Accounts payable and accrued liabilities	5,228	(37,675)
Net cash provided by operating activities	28,669	11,065

Cash flows from investing activities:
Oil and natural gas capital expenditures	(51,778)	(36,695)
Proceeds received from sale of oil and natural gas assets	7,015	1,189
Acquisition of oil and natural gas properties	(47)	—
Contract asset	(7,737)	(1,447)
Other operating property and equipment capital expenditures	(19)	(136)
Other	(20)	(17)
Net cash used in investing activities	(52,586)	(37,106)

Cash flows from financing activities:
Repayments of borrowings	(52,383)	(25,066)
Payment of debt financing costs	(175)	—
Proceeds from issuance of preferred stock	38,781	61,425
Merger deposit	10,000	—
Other	—	(454)
Net cash (used in) provided by financing activities	(3,777)	35,905

Net decrease in cash, cash equivalents and restricted cash	(27,694)	9,864

Cash, cash equivalents and restricted cash at beginning of period	57,619	32,816
Cash, cash equivalents and restricted cash at end of period	$29,925	$42,680

Supplemental cash flow information:
Cash paid for interest	$17,943	$21,730

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

The Company’s ability to execute its operating strategy is dependent on its ability to maintain adequate liquidity and continue to access capital, as needed. The Company generated a net loss of $33.2 million for the nine months ended September 30, 2024 and had negative working capital of $64.5 million as of September 30, 2024. The Company’s current business estimates and forecasts indicate that it will require additional liquidity to continue its operations, satisfy debt payment requirements and meet its debt covenant requirements for the next 12 months from the issuance of these condensed consolidated financial statements. In response to these events and conditions, the Company has continued to execute on a plan to reduce operating and capital costs to improve cash flow. The Company also has obtained support letters from its three largest current related party investors to purchase additional preferred equity securities in amounts up to $30.0 million. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, cost reduction measures and the commitment of the investors to purchase up to $30.0 million in additional preferred equity, it is probable the Company will have sufficient liquidity to fund its operations, meet its continuous drilling obligations and near-term debt payment requirements and maintain compliance with its debt covenants, as described in Note 4, “Debt,” for the next 12 months from the issuance of these condensed consolidated financial statements.

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

	September 30, 2024	December 31, 2023

Cash and cash equivalents	$29,834	$57,529
Restricted cash	91	90
Total cash, cash equivalents and restricted cash	$29,925	$57,619

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At September 30, 2024, the Company’s derivative counterparties include two major financial institutions, both of which are secured lenders under the Amended Term Loan Agreement (as defined in Note 4, “Debt”).

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires an entity, even one with only one reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires an entity to disclose the title and position of the chief operating decision maker. ASU 2023-07 does not change how an entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Entities should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2023-07.

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

Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $16.7 million and $19.8 million as of September 30, 2024 and December 31, 2023, respectively, as “Accounts receivable, net” on the unaudited condensed consolidated balance sheets. The Company utilizes the practical expedient exempting the

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

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

At September 30, 2024 and 2023, using first-day-of-the-month average West Texas Intermediate (“WTI”) crude oil spot prices and Henry Hub natural gas prices for the respective prior 12-month periods, the Company’s net book value of oil and natural gas properties at September 30, 2024 and 2023, did not exceed the ceiling test value of the Company’s reserves. Oil and natural gas prices utilized for the ceiling test calculations as of September 30, 2024 and 2023 were $79.40 per barrel and $78.53 per barrel of oil, respectively, and $2.21 per MMBtu and $3.42 per MMBtu for natural gas, respectively.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. DEBT

The Company’s debt consisted of the following for the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Term loan credit facility	$147,700	$200,000
Other	132	215
Total debt (Face Value)	147,832	200,215
Less:
Current portion of long-term debt(1)	(50,106)	(50,106)
Other(2)	(5,058)	(9,833)
Long-Term Debt, net	$92,668	$140,276
(1)	Amounts primarily reflect amortization payments due of $50.0 million under the Amended Term Loan Agreement due within one year as of September 30, 2024 and December 31, 2023.
(2)	Amounts primarily reflect unamortized debt issuance costs of approximately $3.3 million and $6.9 million at September 30, 2024 and December 31, 2023, respectively, but also includes an unamortized debt discount associated with an embedded derivative. For the nine months ended September 30, 2024 and 2023, the Company recorded approximately $4.9 million and $5.8 million, respectively, in interest expense reflecting the amortization/accretion of these amounts.

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

On August 23, 2024, the Company entered into the Fourth Amendment to the Amended Term Loan Agreement (the “Fourth Amendment”) with its lenders. The Fourth Amendment amended the Amended Term Loan Agreement to allow for a Current Ratio (as defined in the Amended Term Loan Agreement) of 0.90 to 1.00 for the fiscal quarter ending September 30, 2024.

As of September 30, 2024, the Company had $147.7 million of indebtedness and $0.3 million of letters of credit outstanding under the Amended Term Loan Agreement. An additional $4.7 million was available for the issuance of letters of credit as of September 30, 2024 and as of the date of this filing, $5.0 million is available for the issuance of

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

letters of credit. The maturity date of the Amended Term Loan Agreement is November 24, 2025. Borrowings under the Amended Term Loan Agreement bear a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.15% plus a fixed applicable margin of 7.5%. The weighted average interest rate on the Company’s borrowings for the quarter ended September 30, 2024 was approximately 12.98%.

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

The Company’s prepayment premiums would differ from those noted in the table above if a change of control results in prepayment within the second anniversary of the November 14, 2022 amendment date, as a 2% prepayment premium will apply.

The Company may be required to make mandatory prepayments under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, the Company is required to make mandatory prepayments when the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted capital expenditures for the succeeding fiscal quarter on the APOD wells (i.e. oil and natural gas wells located within a specified boundary as set by the Amended Term Loan Agreement) are excluded for purposes of determining the Consolidated Cash Balance. As of September 30, 2024, the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement and excluding the Specified Additional Equity Capital, did not exceed $20.0 million; therefore, no mandatory prepayment was necessary.

The Company is required to make scheduled remaining amortization payments in the aggregate amount of $50.0 million from the fiscal quarter ending December 31, 2024 through the fiscal quarter ending September 30, 2025 with $15.0 million due at the end of each of the fourth quarter of 2024 and the first quarter of 2025 and $10.0 million due at the end of each of the second and third quarters of 2025. The Company will be required to make a final payment of $97.7 million at maturity on November 24, 2025. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and by the equity interests of the Borrower held by the Company. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The Amended Term Loan Agreement also contains certain financial covenants (as defined in the Amended Term Loan Agreement), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of September 30, 2024 and the last day of each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 2.50 to 1.00 as of September 30, 2024, and each fiscal quarter thereafter, and
●	Current Ratio of not less than 0.90 to 1.00 for the fiscal quarter ending September 30, 2024 and of not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, as of December 31, 2024 and for each

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of September 30, 2024, the Company was in compliance with the financial covenants under the Amended Term Loan Agreement.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$12,898	$—	$12,898

Liabilities
Liabilities from commodity-based derivative contracts	$—	$19,513	$—	$19,513

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Assets from commodity-based derivative contracts	$—	$13,869	$—	$13,869

Liabilities
Liabilities from commodity-based derivative contracts	$—	$33,249	$—	$33,249

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

Change of Control
Call Option
Balance at December 31, 2023	$2,084
Change in fair value	(1,323)
Balance at September 30, 2024	$761

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of September 30, 2024, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

Balance sheet location	September 30, 2024	December 31, 2023	Balance sheet location	September 30, 2024	December 31, 2023
Current assets	$5,701	$8,992	Current liabilities	$(9,799)	$(17,191)
Other noncurrent assets	7,197	4,877	Other noncurrent liabilities	(9,714)	(16,058)
	$12,898	$13,869		$(19,513)	$(33,249)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Location of net gain (loss)	Three Months Ended		Nine Months Ended
	on derivative contracts on	September 30,		September 30,
Type	Statement of Operations	2024	2023	2024	2023
Commodity derivative contracts:
Unrealized gain (loss)	Other income (expenses)	$28,091	$(46,805)	$12,764	$(23,469)
Realized (loss) gain	Other income (expenses)	(1,195)	(6,882)	(8,832)	(6,272)
Total net gain (loss)		$26,896	$(53,687)	$3,932	$(29,741)

At September 30, 2024, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2024	2025	2026	2027	2028
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	415,133	1,523,706	1,134,085	820,619	346,433
Weighted average price	$62.14	$62.08	$63.72	$61.95	$61.45
Basis swap:
Total volumes (Bbls)	415,133	1,539,789	1,141,113	824,735	346,433
Weighted average price	$0.23	$0.28	$0.13	$0.46	$0.69
WTI NYMEX roll:
Total volumes (Bbls)	415,133	1,539,789	1,141,113	824,735	346,433
Weighted average price	$0.14	$0.13	$(0.01)	$(0.03)	$(0.28)
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	808,709	4,326,712	2,431,053	2,135,815	1,342,378
Weighted average price	$3.32	$3.42	$3.96	$3.71	$3.35
Two-way collar:
Total volumes (MMBtu)	875,400	1,651,321	2,063,812	1,355,000	—
Weighted average price (call)	$4.81	$5.12	$5.26	$5.57	$0.00
Weighted average price (put)	$3.48	$3.72	$3.70	$3.66	$0.00
Basis swap:
Total volumes (MMBtu)	1,684,109	5,950,283	4,455,681	3,472,222	1,342,378
Weighted average price	$(0.78)	$(0.68)	$(0.77)	$(0.73)	$(0.89)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at September 30, 2024 and December 31, 2023 (in thousands):

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023

Gross Amounts - Consolidated Balance Sheet	$12,898	$13,869	$(19,513)	$(33,249)
Amounts Not Offset - Consolidated Balance Sheet	(11,166)	(13,218)	11,166	13,218
Net Amount	$1,732	$651	$(8,347)	$(20,031)

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

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations as of December 31, 2023	$17,458
Accretion expense	726
Liabilities incurred	200
Revisions to estimate	484
Liability for asset retirement obligations as of September 30, 2024	18,868

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

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of September 30, 2024, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

The table below summarizes the Company’s Redeemable Convertible Preferred Stock issuances:

Preferred Stock (1)	Issuance Date	Shares	Conversion Price	Net Equity Recorded (2) (in thousands)	Deemed Dividend Date	Cumulative Non-cash Deemed Dividends (2) (in thousands)
Series A	March 28, 2023	25,000	$9.03	$23,541	March 31, 2023	$10,687
Series A-1	September 6, 2023	38,000	$7.63	$36,941	September 30, 2023	$11,596
Series A-2	December 15, 2023	35,000	$6.21	$34,006	December 31, 2023	$7,657
Series A-3	March 27, 2024	20,000	$6.83	$19,397	March 31, 2024	$3,362
Series A-4	May 13, 2024	20,000	$6.42	$19,385	June 30, 2024	$2,284
		138,000		$133,270		$35,586
(1)	At the option of the Company, Series A through A-4 receive either annual dividends paid in cash at a fixed rate of 14.5% or accrued annually at a fixed PIK rate of 16.0%.
(2)	The preferred stock is originally recorded net of original issue discount and accrued offering costs as mezzanine equity (temporary equity) and subsequently a non-cash deemed dividend is recorded to increase the carrying value of the preferred stock to its redemption amount.

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

For the three and nine months ended September 30, 2024, the Company paid-in-kind dividends on the preferred stock of $9.3 million and $22.3 million, respectively. For the three and nine months ended September 30, 2023, the Company PIK’d dividends on the preferred stock of $2.8 million and $3.8 million, respectively. As of September 30, 2024, the carrying value of the preferred stock, inclusive of PIK dividends, is approximately $168.9 million.

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

Redemption Features (Issuer). The Company has the option to redeem the Redeemable Convertible Preferred Stock in cash for an amount per share of Preferred Stock equal to (the “Redemption Price”):

●	at any time prior to 120 days following the closing date, 100% of the Liquidation Preference at such time;
●	at any time on or after 120 days following the closing date but prior to the 180 days following the closing date, 102% of the Liquidation Preference at such time;

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

●	at any time on or after 180 days following the closing date but on or prior to the first anniversary of the closing date, 105% of the Liquidation Preference at such time;
●	at any time after the first anniversary of the closing date but on or prior to the second anniversary of the closing date, 108% of the Liquidation Preference at such time; and
●	at any time after the second anniversary of the closing date, 120% of the Liquidation Preference at such time.

Redemption Features (Change of Control). In the event of a change of control, holders have the right to receive:

●	at any time on or prior to 150 days following the issuance date, and at the election of the Company, a cash payment equal to the Liquidation Preference or equity consideration equal to the 107.5% of the Liquidation Preference, or
●	at any time after the one hundred fiftieth (150th) day following the issuance date, the Company shall offer each Holder a cash payment equal to the Redemption Price. Holders shall also have the ability to elect conversion into common stock at the Conversion Ratio. Until (i) a termination of or certain amendments to the Amended Term Loan Agreement or (ii) one year past the maturity date of the Amended Term Loan Agreement, an election of the cash payment option by holders in a change of control scenario is not permitted.

10. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic:
Net income (loss)	$21,628	$(53,799)	$(9,680)	$(35,736)
Less: Preferred stock dividend	(9,321)	(3,863)	(23,539)	(6,352)
Less: Undistributed earnings allocable to preferred stockholders	(6,732)	—	—	—
Net (loss) income available to common stockholders	$5,575	$(57,662)	$(33,219)	$(42,088)
Weighted average basic number of common shares outstanding basic	16,457	16,457	16,457	16,436
Basic net (loss) income per share of common stock	$0.34	$(3.50)	$(2.02)	$(2.56)

Diluted:
Net (loss) income available to common stockholders basic	$5,575	$(57,662)	$(33,219)	$(42,088)
Reallocation of undistributed earnings	12	—	—	—
Net (loss) income available to common stockholders diluted	$5,587	$(57,662)	$(33,219)	$(42,088)

Weighted average basic number of common shares outstanding basic	16,457	16,457	16,457	16,436
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	66	Anti-dilutive	Anti-dilutive	Anti-dilutive
Weighted average diluted number of common shares outstanding diluted	16,523	16,457	16,457	16,436
Diluted net (loss) income per share of common stock	$0.34	$(3.50)	$(2.02)	$(2.56)

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires earnings per share for each class of stock (common stock and participating preferred stock) to be

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

For the three and nine months ended September 30, 2024, common stock equivalents, including options and restricted stock units (“RSUs”), totaling 0.1 million and 0.3 million, respectively, were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the three and nine months ended September 30, 2023, common stock equivalents, including options and RSUs, totaling 0.3 million and 0.6 million, respectively, were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

11. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$16,689	$19,802
Joint interest accounts	2,141	2,138
Other	2,227	1,081
	$21,057	$23,021
Prepaids and other:
Prepaids	$492	$490
Funds in escrow	348	345
Other	50	72
	$890	$907
Other assets (Non-current):
Investment in unconsolidated affiliate	$991	$1,283
Contract asset	18,511	15,062
Funds in escrow	572	552
Other	759	759
	$20,833	$17,656
Accounts payable and accrued liabilities:
Trade payables	$21,356	$24,915
Accrued oil and natural gas capital costs	8,468	15,337
Revenues and royalties payable	23,864	18,986
Accrued employee compensation	866	520
Accrued lease operating expenses	6,839	6,418
Other	228	349
	$61,621	$66,525

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Contract Asset. The Company has advanced a total of $18.5 million in contributions on behalf of its joint venture partner in WAT to fund a workover operation on the Acid Gas Injection (“AGI”) facility, of which $3.4 million were advanced during the nine months ended September 30, 2024. Pursuant to the terms of the agreement governing the joint venture, the Company has multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lessor of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance, none of which would occur until the expiration of the current tolling agreement between the parties. The Company assesses the fair value of the contract asset on a quarterly basis for possible impairment.

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

On September 19, 2024, pursuant to an amendment to the Merger Agreement, the amount of merger consideration payable to the holders of the Company’s Common Stock in connection with the transactions contemplated by the Merger Agreement would be reduced from $9.80 per share of Common Stock to $7.00 per share of Common Stock. This amendment further amended the Merger Agreement such that the existing holders of the Company’s Series A through Series A-4 preferred stock, par value $0.0001 per share (collectively, the “Preferred Stock”), who are the holders of all of the issued and outstanding Preferred Stock of the Company, will roll over 100% of the Preferred Stock held by them into new preferred equity of Parent following the Merger.

The Company will hold a special meeting of the Company stockholders on November 19, 2024 (the “special meeting”) in connection with the Merger. Company stockholders will be asked to vote to adopt the Merger

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Agreement and approve related matters, as described in the notice of special meeting of stockholders and proxy statement. Adoption of the Merger Agreement requires the affirmative vote at the special meeting or by proxy of holders of a majority of the outstanding shares of the Company common stock as of the record date.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the nine months ended September 30, 2024 and 2023 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

On September 19, 2024, pursuant to an amendment to the Merger Agreement, the amount of merger consideration payable to the holders of the Company’s Common Stock in connection with the transactions contemplated by the Merger Agreement would be reduced from $9.80 per share of Common Stock to $7.00 per share of Common Stock. This amendment further amended the Merger Agreement such that the existing holders of the Company’s Series A through Series A-4 preferred stock, par value $0.0001 per share (collectively, the “Preferred Stock”), who are the holders of all of the issued and outstanding Preferred Stock of the Company, will roll over 100% of the Preferred Stock held by them into new preferred equity of Parent following the Merger (such proposed rollover, the “Rollover Transaction”). In addition, this amendment further amended the Merger Agreement to (a) delete the Company’s right to terminate the Merger Agreement at any time prior to delivering the Evidence of Funding by Parent (as defined in the Merger Agreement), (b) add a right for the Company to terminate the Merger Agreement by written notice to Parent if the Closing (as defined in the Merger Agreement) has not occurred on or before 11:59 p.m. Central Time on November 29, 2024 so long as the Company’s breach of the Merger Agreement is not the primary cause of the Closing not to have occurred, (c) add a customary non-solicitation covenant, in substantially the same form as was present in the Merger Agreement before such covenant was amended, prohibiting us from soliciting, providing non-public information in response to, or engaging in discussions or negotiations with respect to, proposals relating to alternative business combination transactions, except as permitted under the Merger Agreement, and (d) consistent with the changes to the amount of the Amended Merger Consideration (as defined in the Merger Agreement) and the structure of the Rollover Transaction contemplated, reduce the amount of aggregate equity financing sufficient to consummate the transactions contemplated by the Merger Agreement (as amended) reflected in the definition of “Evidence of Funding” in the Merger Agreement from $200,000,000 to $160,000,000 (“Sufficient Equity Financing”).

Furthermore, as of September 19, 2024, Parent had delivered to us sufficient binding equity financing commitments that, in the aggregate, reflect the Sufficient Equity Financing and constitute Qualifying Additional Financing Documents (as defined in the Merger Agreement) for purposes of the Merger Agreement, and the amendment reflected an acknowledgement by Parent and the Company that such delivery had taken place.

We will hold a special meeting of the Company stockholders on November 19, 2024 (the “special meeting”) in connection with the Merger. Company stockholders will be asked to vote to adopt the Merger Agreement and approve related matters, as described in the notice of special meeting of stockholders and proxy statement. Adoption of the

Merger Agreement requires the affirmative vote at the special meeting or by proxy of holders of a majority of the outstanding shares of the Company common stock as of the record date.

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

We have incurred approximately $4.6 million as of November 8, 2024, and will continue to incur significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger.

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

During the third quarter of 2023, additional complications were encountered with the workover operation at the AGI Facility causing higher than expected costs. To fund this workover operation, we advanced capital contributions totaling approximately $18.5 million to date as of September 30, 2024 on behalf of our joint venture partner in WAT. Pursuant to the terms of the agreement governing the joint venture, we believe that we have multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lesser of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance, none of which would occur until the expiration of the current tolling agreement between the parties.

The AGI Facility has been processing gas since March 9, 2024 and continued to process gas in the third quarter of 2024. Additional projects have been completed causing interruption in the daily rates; however, the facility has processed over 3.7 Bcf through the third quarter of 2024. The delays during the second and third quarters of 2024 have resulted in higher than expected gathering and treating costs. It is possible that the existing remedial facility work by WAT could extend past the third quarter of 2024, and any delays in fully commissioning the facility or shut downs of the plant past the third quarter of 2024 will result in higher processing fees than currently forecast until such time the facility becomes fully operational.

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

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. We generated a net loss of $33.2 million for the nine months ended September 30, 2024 and had negative working capital of $64.5 million as of September 30, 2024. As of September 30, 2024, we had $29.8 million of cash and cash equivalents, no additional borrowing capacity under the Amended Term Loan Agreement (as defined in Note 4, “Debt” to the unaudited condensed consolidated financial statements) and a total of $50.0 million in debt repayments due through September 2025, including $15.0 million due at the end of each of the fourth quarter of 2024 and the first quarter of 2025 and $10.0 million due at the end of each of the second and third quarters of 2025. We will be required to make a final payment of $97.7 million at maturity on November 24, 2025.

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

We continue to execute on a plan to reduce operating and capital costs to improve cash flow, including the issuance of preferred stock totaling $134.6 million as of September 30, 2024. Changes to our current business estimates and forecasts, based primarily on recent commodity prices and modifications to our planned drilling schedule to achieve better overall well economics, indicate that we will require additional liquidity to continue our operations, satisfy our debt payment requirements and meet our debt covenant requirements for the next 12 months from the issuance of these condensed consolidated financial statements. In response to these events and conditions, we have continued to execute on a plan to reduce operating and capital costs to improve cash flow. We also obtained support letters from our three largest current investors to purchase up to $30.0 million of additional preferred equity securities. We believe that, based upon our operational forecasts, cash and cash equivalents on hand, cost reduction measures, and the commitment of the investors to purchase up to $30.0 million in additional preferred equity if needed, it is probable that we will have sufficient liquidity to fund our operations, meet our debt requirements and maintain compliance with our future debt covenants as described in Note 4, “Debt,” for the next 12 months from the issuance of these condensed consolidated financial statements. We will, however, continue to consider alternative liquidity sources which could include entering into other financing arrangements (e.g. the refinancing of our Amended Term Loan), a sale of a portion of our non-core assets, seeking capital partners for our drilling program, pursuing strategic merger opportunities or joint ventures, the sale of the Company, or pursuing additional general and administrative or other cost reduction opportunities. Our estimates and forecasts are based upon assumptions that may prove to be incorrect due to many factors that are currently unknown, such as prevailing economic conditions, many of which are beyond our control.

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

On August 23, 2024, we entered into the Fourth Amendment to the Amended Term Loan Agreement (the “Fourth Amendment”) with our lenders. The Fourth Amendment amended the Amended Term Loan Agreement to allow for a Current Ratio (as defined in the Amended Term Loan Agreement) of not less than 0.90 to 1.00 for the fiscal quarter ending September 30, 2024.

As of September 30, 2024, we had $147.7 million of indebtedness outstanding and $0.3 million of letters of credit outstanding under the Amended Term Loan Agreement. We currently, as of November 8, 2024, have $147.7 million in borrowings outstanding and $5.0 million available for the issuance of letters of credit. The maturity date of the Amended Term Loan Agreement is November 24, 2025. Borrowings under the Amended Term Loan Agreement bear a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”) plus 0.15% plus a fixed applicable margin of 7.5%. The weighted average interest rate on our borrowings for the quarter ended September 30, 2024 was approximately 12.98%.

Our Amended Term Loan Agreement contains a mandatory repayment schedule with $15.0 million due at the end of the fourth quarter in 2024 and in the aggregate, $35.0 million due from the first quarter ending March 31, 2025 through the fiscal quarter ending September 30, 2025 as well as a $97.7 million payment due upon maturity on November 24, 2025. Amounts outstanding under the Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and all of the equity interests of the Borrower held by us. As part of the Amended Term Loan Agreement there are certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

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

We may be required to make mandatory prepayments of the loans under the Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales, or with cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, we are required to make mandatory prepayments when our Consolidated Cash Balance, as defined in the Amended Term Loan Agreement, exceeds $20.0 million. Until December 31, 2024, the forecasted APOD capital expenditures for the succeeding fiscal quarter are excluded for purposes of determining the Consolidated Cash Balance. As of September 30, 2024, the Consolidated Cash Balance, as defined in the Amended Term Loan Agreement and excluding the Specified Additional Equity Capital, did not exceed $20.0 million; therefore, no mandatory prepayment was necessary.

The Amended Term Loan Agreement also contains certain financial covenants (as defined), including the maintenance of the following ratios:

●	Asset Coverage Ratio of not less than 1.80 to 1.00 as of September 30, 2024 and each fiscal quarter thereafter
●	Total Net Leverage Ratio of not greater than 2.50 to 1.00 as of September 30, 2024, and each fiscal quarter thereafter, and
●	Current Ratio of not less than 0.90 to 1.00 for the fiscal quarter ending September 30, 2024 and not less than 1.00 to 1.00, determined as of the last day of any fiscal quarter period, as of December 31, 2024 and for each fiscal quarter thereafter.

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

As of September 30, 2024, we were in compliance with the financial covenants under the Amended Term Loan Agreement.

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

While we have largely been successful in obtaining modifications of our covenants as needed, as evidenced most recently by the Fourth Amendment in August 2024 and the Third Amendment in March 2024, there can be no assurance that we will be successful in the future. In the event we are not successful in obtaining covenant modifications, if needed, there is no assurance that we will be successful in implementing alternatives that allow us to maintain compliance with our covenants or that we will be successful in obtaining alternative financing that provides us with the liquidity that we need to operate our business. Even if successful, alternative sources of financing could prove more expensive than borrowings under our Amended Term Loan Agreement.

Cash Flow

Net decrease in cash and cash equivalents is summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023

Cash flows provided by (used in) operating activities	$28,669	$11,065
Cash flows used in investing activities	(52,586)	(37,106)
Cash flows (used in) provided by financing activities	(3,777)	35,905
Net decrease in cash, cash equivalents and restricted cash	$(27,694)	$9,864

Operating Activities. Net cash flows provided by operating activities for the nine months ended September 30, 2024 were $28.7 million compared to net cash flows provided by operating activities of $11.1 million for the nine months ended September 30, 2023. Items impacting the increase in operating cash flows were primarily driven by changes in working capital offset by lower total operating revenues resulting from an approximate $2.22 per Boe decrease in average realized prices (excluding the impact of hedging arrangements), lower production volumes for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, and the impact of settled derivative contracts period over period.

Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2024 and 2023 were approximately $52.6 million and $37.1 million, respectively, primarily for drilling and completion activities.

During the nine months ended September 30, 2024, we spent $51.8 million on oil and natural gas capital expenditures, of which $46.8 million related to drilling and completion costs and $4.1 million related to the development of our treating equipment and gathering support infrastructure. During the first half of 2024, our cash capital expenditures included amounts related to the drilling and completion activities that occurred in the fourth quarter of 2023. In the first nine months of 2024, we ran one 1 operated rig in the Delaware Basin, drilled and cased four 4 gross

(3.73 net), and completed and put online two 2 gross (1.925 net) operated wells. We also received $7.0 million in proceeds from the sale of oil and natural gas assets that were deemed to be unnecessary for future operations.

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

Financing Activities. Net cash flows used in financing activities for the nine months ended September 30, 2024 were $3.8 million and net cash flows provided by financing activities for the nine months ended September 30, 2023 were $35.9 million. During the nine months ended September 30, 2024, we repaid $52.3 million under our Amended Term Loan Agreement and received $38.8 million from our preferred stock equity issuances. Our net cash flows provided by financing activities during the nine months ended September 30, 2024 also reflect the receipt of the $10.0 million distributed from the Merger escrow account to the Company. During the nine months ended September 30, 2023, we received $61.4 million from our preferred stock equity issuance and repaid $25.1 million under our Amended Term Loan Agreement.

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

Results of Operations

The table below sets forth financial information for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands (except per unit and per Boe amounts)	2024	2023	2024	2023
Operating revenues:
Oil	42,545	43,689	$130,673	$144,072
Natural gas	(2,588)	3,668	(2,660)	8,628
Natural gas liquids	5,145	6,078	15,704	18,893
Other	164	671	523	1,927
Operating expenses:
Production:
Lease operating	11,602	11,152	34,193	34,208
Workover and other	1,249	700	3,088	4,669
Taxes other than income	2,532	3,307	8,872	9,677
Gathering and other	12,442	15,512	41,854	48,857
General and administrative:
General and administrative	3,849	3,878	11,125	14,803
Stock-based compensation	5	(686)	140	(1,231)
Depletion, depreciation and accretion:
Depletion – Full cost	12,121	13,070	37,559	43,238
Depreciation – Other	163	167	486	488
Accretion expense	249	189	726	561
Other income (expenses):
Net gain (loss) on derivative contracts	26,896	(53,687)	3,932	(29,741)
Interest expense and other	(6,322)	(6,929)	(19,809)	(24,245)
Net income (loss)	$21,628	$(53,799)	$(9,680)	$(35,736)

Production:
Oil – MBbls	577	539	1,720	1,905
Natural Gas - MMcf	1,844	2,054	5,953	6,616
Natural gas liquids – MBbls	227	288	751	917
Total MBoe(1)	1,111	1,170	3,463	3,925
Average daily production – Boe(1)	12,076	12,717	12,639	14,377

Average price per unit (2):
Oil price - Bbl	$73.73	$81.06	$75.97	$75.63
Natural gas price - Mcf	(1.40)	1.79	(0.45)	1.30
Natural gas liquids price - Bbl	22.67	21.10	20.91	20.60
Total per Boe(1)	40.60	45.67	41.50	43.72

Average cost per Boe:
Production:
Lease operating	$10.44	$9.53	$9.87	$8.72
Workover and other	1.12	0.60	0.89	1.19
Taxes other than income	2.28	2.83	2.56	2.47
Gathering and other	11.20	13.26	12.09	12.45
General and administrative:
General and administrative	3.46	3.31	3.21	3.77
Stock-based compensation	—	(0.59)	0.04	(0.31)
Depletion	10.91	11.17	10.85	11.02
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or natural gas liquids (“NGLs”) based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and NGLs revenues were $45.1 million and $53.4 million for the three months ended September 30, 2024 and 2023. The decrease in revenues is primarily attributable a decrease in average realized prices combined with our lower production volumes in 2024 compared to 2023. Average realized prices (excluding the effects of hedging arrangements) decreased approximately $5.07 per Boe for three months ended September 30, 2024 when compared with the same period in 2023.

Oil, natural gas and NGLs revenues were $143.7 million and $171.6 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in revenues is primarily attributable to a decrease in our average realized prices and lower production volumes in 2024 compared to 2023. Average realized prices (excluding the effects of hedging arrangements) decreased approximately $2.22 per Boe for the nine months ended September 30, 2024 when compared with the same period in 2023. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Production averaged 12,076 Boe/d and 12,717 Boe/d for the three months ended September 30, 2024 and 2023, respectively, and 12,639 Boe/d and 14,377 Boe/d for the nine months ended September 30, 2024 and 2023, respectively. Production was lower in the third quarter and year to date period 2024 compared with the same period in 2023 due largely to the timing of capital expenditures spent to bring new wells online and natural production declines on our existing producing wells. Also impacting 2024 production volumes was curtailment in Monument Draw due to downstream throughput limitations causing increased downtime and shut-in production.

Lease Operating Expenses. Lease operating expenses were $11.6 million and $11.2 million for the three months ended September 30, 2024 and 2023, respectively, and $34.2 million for each of the nine months ended September 30, 2024 and 2023. On a per unit basis, lease operating expenses were $10.44 per Boe and $9.53 per Boe for the three months ended September 30, 2024 and 2023, respectively, and $9.87 per Boe and $8.72 per Boe for the nine months ended September 30, 2024 and 2023, respectively. The increase in lease operating expenses on a per unit basis in the third quarter and first nine months of 2024 is primarily a result of an inflationary market increase in maintenance, power, and chemical costs combined with lower production.

Workover and Other Expenses. Workover and other expenses were $1.2 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively and $3.1 million and $4.7 million for the nine months ended September 30, 2024 and 2023, respectively. On a per unit basis, workover and other expenses were $1.12 per Boe and $0.60 per Boe for the three months ended September 30, 2024 and 2023, respectively, and $0.89 per Boe and $1.19 per Boe for the nine months ended September 30, 2024 and 2023, respectively. The year to date September 30, 2024 decrease in workover and other expenses compared to the same period in 2023 relate to more significant workover projects undertaken in the prior year.

Taxes Other than Income. Taxes other than income were $2.5 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively, and $8.9 million and $9.7 million for the nine months ended September 30, 2024 and 2023, respectively. Severance taxes are based on realized prices and volumes at the wellhead, while ad valorem taxes are tied to the annual valuation of our properties. As revenues or volumes from oil and natural gas sales increase or decrease, severance taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.28 per Boe and $2.83 per Boe for the three months ended September 30, 2024 and 2023, respectively, and $2.56 per Boe and $2.47 per Boe for the nine months ended September 30, 2024 and 2023, respectively.

Gathering and Other Expenses. Gathering and other expenses were $12.4 million and $15.5 million for the three months ended September 30, 2024 and 2023, respectively, and $41.9 million and $48.9 million for the nine months ended September 30, 2024 and 2023, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes, either through our own hydrogen sulfide treating plant or through third parties. On a per unit basis, gathering and other expenses were $11.20 per Boe and $13.26 per Boe for the three months ended September 30, 2024 and 2023, respectively, and $12.09 per Boe and $12.45 per Boe for the nine months ended September 30, 2024 and 2023, respectively. The decrease in gathering and other expenses per Boe for the three and nine months ended September 30, 2024 is primarily related to the commencement of volumes being treated by the AGI facility during 2024.

General and Administrative Expense. General and administrative expense was $3.8 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively, and $11.1 million and $14.8 million for the nine months ended September 30, 2024 and 2023, respectively. On a per unit basis, general and administrative expenses were $3.46 per Boe and $3.31 per Boe for the three months ended September 30, 2024 and 2023, respectively, and $3.21 per Boe and $3.77 per Boe for the nine months ended September 30, 2024 and 2023, respectively. The decreases in general and administrative expense for the three and nine months ended September 30, 2024 compared with the prior year periods is primarily associated with a decrease in payroll and benefits in connection with the headcount reduction in 2023 partially offset by an increase in legal fees associated with the merger.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period.

Depletion expense was $12.1 million and $13.1 million for the three months ended September 30, 2024 and 2023, respectively, and $37.6 million and $43.2 million for the nine months ended September 30, 2024 and 2023, respectively. On a per unit basis, depletion expense was $10.91 per Boe and $11.17 per Boe for the three months ended September 30, 2024 and 2023, respectively, and $10.85 per Boe and $11.02 per Boe for the nine months ended September 30, 2024 and 2023, respectively. The decreases in our depletion rates per Boe are primarily due to a period over period decrease in future development costs associated with proved reserves relative to the associated period over period decrease in proved reserves.

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

For the three months ended September 30, 2024, we recorded a net derivative gain of $26.9 million ($28.1 million net gain on unsettled contracts and $1.2 million net realized loss on settled contracts). For the three months ended September 30, 2023, we recorded a net derivative loss of $53.7 million ($46.8 million net loss on unsettled contracts and $6.9 million net realized loss on settled contracts). For the nine months ended September 30, 2024, we recorded a net derivative gain of $3.9 million ($12.7 million net gain on unsettled contracts and $8.8 million net realized loss on settled contracts). For the nine months ended September 30, 2023, we recorded a net derivative loss of $29.7 million ($23.5 million net loss on unsettled contracts and $6.3 million net realized loss on settled contracts). At September 30, 2024, we had a $12.9 million derivative asset ($5.7 million current) and a $19.5 million derivative liability ($9.8 million current).

Interest Expense and Other. Interest expense and other was $6.3 million and $6.9 million for the three months ended September 30, 2024 and 2023, respectively, and $19.8 million and $24.2 million for the nine months ended September 30, 2024 and 2023, respectively. Interest expense and other primarily decreased in the current year periods compared to the same periods in the prior year due to a lower average debt balance resulting from repayment of borrowings associated with our Amended Term Loan Agreement. Our weighted average interest rate was approximately 12.98% for the quarter ended September 30, 2024 and 12.97% for the nine months ended September 30, 2024. For the fourth quarter of 2024, our interest rate will be approximately 12.25% on outstanding borrowings.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of September 30, 2024, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement, as amended. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 6, “Derivative and Hedging Activities,” for more details.

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

At September 30, 2024, the principal amount of our term loan debt was $147.7 million, of which substantially all bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At September 30, 2024, the weighted average interest rate on our variable rate debt was 12.79% per year. If the balance of our variable interest rate debt at September 30, 2024 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.5 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2024. On the basis of this review, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1

Agreement and Plan of Merger, dated as of December 14, 2023, by and among the Company, Fury Resources, Inc. (“Fury”) and San Jacinto Merger Sub, Inc. (“Merger Sub”) (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed December 18, 2023).

2.1.1

First Amendment to Agreement and Plan of Merger, dated as of January 24, 2024, by and among the Company, Fury and Merger Sub (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed January 24, 2024).

2.1.2

Second Amendment to Agreement and Plan of Merger, dated as of February 6, 2024, by and among the Company, Fury and Merger Sub (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed February 6, 2024).

2.1.3

Third Amendment to Agreement and Plan of Merger, dated as of February 16, 2024, by and among the Company, Fury and Merger Sub (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed February 16, 2024).

2.1.4

Fourth Amendment to Agreement and Plan of Merger, dated April 16, 2024, by and among the Company, Fury and Merger Sub (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed April 17, 2024).

2.1.5

Fifth Amendment to Agreement and Plan of Merger, dated June 10, 2024, by and among the Company, Fury and Merger Sub (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed June 11, 2024).

2.1.6

Sixth Amendment to Agreement and Plan of Merger, dated September 11, 2024, by and among the Company, Fury and Merger Sub (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed September 11, 2024).

2.1.7

Seventh Amendment to Agreement and Plan of Merger, dated September 19, 2024, by and among the Company, Fury and Merger Sub (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed September 19, 2024).

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
10.1

Fourth Amendment to Amended and Restated Senior Secured Credit Agreement dated as of August 23, 2024, by and among Halcón Holdings, LLC, as borrower, Macquarie Bank Limited, as administrative agent and the lenders party thereto, the guarantors party thereto and the Company, as holdings. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 28, 2024).

10.2	*†	Merger Incentive Plan, adopted as of September 19, 2024.
31	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer and Principal Financial Officer
32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Attached hereto.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATTALION OIL CORPORATION

November 12, 2024	By:	/s/ MATTHEW B. STEELE

	Name:	Matthew B. Steele
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)