Form 10-K
period 2024-12-31
BATTALION OIL CORP
filed 2025-03-31
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of March 27, 2025, there were 16,456,563 shares outstanding of registrant’s $.0001 par value common stock. The aggregate market value of shares of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 28, 2024 reported by the NYSE American) was approximately $13.0 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13, and 14, is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders which will be filed no later than 120 days after December 31, 2024.

Special note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, may be forward-looking statements, should be evaluated as such and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in prices for oil, natural gas and natural gas liquids (“NGLs”);
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars,

which may be subject to inflation caused by labor shortages, supply shortages and increased demand, and other inflationary pressures;

●	our ability to secure adequate sour gas treating and/or sour gas take-away capacity, including the acid gas treatment facility for our Monument Draw area attaining targeted production volumes and costs in treating our sour gas;
●	drilling and operating risks, including accidents, equipment failures, fires, and releases of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including, but not limited to, additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	our ability to pursue and integrate strategic mergers and acquisitions;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;

●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;
●	exploration and development risks;
●	our ability to retain key members of senior management, the board of directors and key technical employees;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States (the “U.S.”), such as the conflict between Ukraine and Russia, and acts of terrorism or sabotage;
●	impacts of climate regulations or lawsuits;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions in the United States will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access capital;
●	impacts and potential risks related to actual or anticipated pandemics, including any associated impact to our operations, financial results, liquidity, contractors, customers, employees and vendors;
●	impacts and potential risks of extreme weather;
●	other economic, competitive, governmental, regulatory, legislative, including federal and state regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;
●	our insurance coverage may not adequately cover all losses that we may sustain; and
●	title to the properties in which we have an interest which may be impaired by title defects.

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document. Any forward-looking statements speak only as of this Annual Report on Form 10-K. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Glossary of Oil and Natural Gas Terms

The definitions set forth below apply to the indicated terms as used in this Annual Report on Form 10-K. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

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

We are an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the U.S. Our properties and drilling activities are currently focused in the Delaware Basin, where we have an extensive drilling inventory that we believe offers attractive long-term economics.

Our working interests in 40,476 net acres in the Delaware Basin as of December 31, 2024 are in Pecos, Reeves, Ward and Winkler Counties, Texas. This resource play is characterized by high oil and liquids-rich natural gas content in thick, continuous sections of source rock that can provide repeatable drilling opportunities and significant initial production rates. Our primary targets in this area are the Wolfcamp and Bone Spring formations. As of December 31, 2024, we had 91 operated wells producing in this area in addition to minor working interests in 13 non-operated wells. Our average daily net production for the year ended December 31, 2024 was 12,667 Boe/d.

At December 31, 2024, our estimated total proved oil and natural gas reserves were approximately 64.9 MMBoe, consisting of 34.8 MMBbls of oil, 12.6 MMBbls of NGLs and 105.4 Bcf of natural gas, as prepared by our independent reserve engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”). Reserves were prepared using a crude oil price of West Texas Intermediate (“WTI”) of $76.32 per Bbl and a Henry Hub natural gas price of $2.13 per MMBtu, based on the preceding 12-month first day of the month average spot prices as required by the Securities and Exchange Commission (the “SEC”). Approximately 56% of our estimated proved reserves were classified as proved developed and we maintain operational control of 99.9% of our estimated proved reserves as of December 31, 2024.

Business Strategy

Our primary long-term objective is to increase stockholder value by safely and cost-effectively increasing our production of oil, natural gas and NGLs, adding to our proved reserves and growing our inventory of economic drilling locations, while acting as a responsible corporate citizen in the communities in which we operate. To accomplish this objective, we intend to execute the following business strategies:

●	Develop our Liquids-Rich Acreage Positions to Grow Production and Reserves Efficiently. We intend to drill and develop our multi-zone resource play to maximize value and resource potential. Our near-term development plans are focused on acreage preservation primarily in our liquids-rich Monument Draw area, maintaining production levels, and developing through the drilling and completion of new wells. In December 2024, we entered into a drilling contract and have begun a six-well campaign scheduled to conclude before the end of the second quarter 2025 that will bring new production online across our assets.

●	Enhance Returns Through Continued Improvements in Operational and Cost Efficiencies. We are the operator for substantially all of our acreage, which gives us control, to some extent, over the timing of capital expenditures, execution and costs. It also allows us to adjust our capital spending based on drilling results and the economic environment. As operator, we are able to evaluate industry drilling results and implement improved operating practices that may enhance our initial production rates, ultimate recovery factors and rate of return on invested capital. We continue to focus on cost-saving measures including reducing corporate administrative expenses and pursuing operational efficiencies.

●	Maintain Adequate Liquidity. Our management team is focused on maintaining adequate liquidity while pursuing our near-term development plans. We believe our internally-generated cash flows from operations, cash on hand, and preferred equity funding and commitments during 2024 as further described below will provide us with sufficient liquidity to execute our capital and operating program over the next twelve months, address near-term debt maturities of approximately $16.9 million in 2025, and maintain compliance with our debt covenants. We also employ a hedging program to reduce the variability of our cash flows used to support our capital spending. As of December 31, 2024, we have no additional borrowing capacity under our current 2024 Amended Term Loan Agreement, and as such, we will continue to pursue additional sources of liquidity and cost-saving opportunities further described in Item 7, Management’s Discussion and Analysis, “Capital Resources and Liquidity”.
●	Attain Growth Through Strategic Business Combinations. From time to time, we may pursue merger and acquisition opportunities to meet our strategic and financial targets, including the maintenance of a conservative leverage position. Selective business combinations provide opportunities to acquire high quality assets complementary to our acreage, expand our drilling inventory and gain operational scale. We believe our management team’s geologic and engineering expertise, particularly in the Permian Basin, provides a competitive advantage in the identification of acquisition targets and evaluation of resource potential.

Our ability to achieve our business strategy is subject to numerous risks and uncertainties, many of which are beyond our control. Additional information regarding our risks can be found in Item 1A. Risk Factors.

Recent Developments

●	2024 Amended Term Loan Agreement. On December 26, 2024, we and our wholly-owned subsidiary Halcón Holdings, LLC (the “Borrower”) entered into the Second Amended and Restated Senior Secured Credit Agreement (the “2024 Term Loan Agreement”) with Fortress Credit Corp., as administrative agent, and certain other financial institutions party thereto, as lenders. Pursuant to the 2024 Term Loan Agreement, the lenders agreed to provide us with (i) an initial term loan facility in the aggregate principal amount of $162.0 million, funded on December 26, 2024 and (ii) an incremental term loan facility in the aggregate principal amount of up to $63.0 million, of which such incremental borrowings in the amount of $63.0 million were incurred on January 9, 2025 pursuant to a first amendment (the “First Amendment”) to our 2024 Term Loan Agreement (as amended, the “2024 Amended Term Loan Agreement”). The 2024 Amended Term Loan Agreement matures on December 26, 2028.

All obligations under the 2021 Amended Term Loan Agreement (as defined in Item 8. Consolidated Financial Statements and Supplementary Data—Note 7, “Debt”) were refunded, refinanced and repaid in full by the loans under the 2024 Term Loan Agreement as the net proceeds of the 2024 Term Loan Agreement were used to repay all outstanding indebtedness under the 2021 Amended Term Loan Agreement, including accrued and unpaid interest, in an aggregate amount of approximately $152.1 million and to pay related fees and expenses.

Borrowings under the 2024 Amended Term Loan Agreement bear interest at a rate per annum equal to a forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a tenor of three months (with a credit spread adjustment of 0.15% per annum) (or another applicable reference rate, as determined pursuant to the terms of the 2024 Amended Term Loan Agreement) plus an applicable margin of 7.75%.

The 2024 Amended Term Loan agreement contains certain financial covenants (as defined in the 2024 Term Loan Agreement), including maintenance of the following ratios.

●	Asset Coverage Ratio not to fall below 1.70x as of March 31, 2025 through and including June 30, 2025, 1.85x as of September 30, 2025 through and including December 31, 2025 and 2.00x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;

●	Total Net Leverage Ratio not to exceed 2.75x as of March 31, 2025 through and including June 30, 2025 and 2.50x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Current Ratio not to fall below 1.00x, determined on the last day of each calendar month commencing with the calendar month ending March 31, 2025; and
●	Liquidity not to fall below the greater of (x) $10,000,000 and (y) the amount equal to the scheduled principal and interest payments for the immediately succeeding three-month period, determined as of the last day of any fiscal quarter.

Under the 2024 Amended Term Loan Agreement, we are required to hedge approximately 85% to 50% of our anticipated oil and natural gas production, in varying percentages by year, on a rolling basis for the next four years. The 2024 Amended Term Loan Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

For the year ended December 31, 2024, the Company recognized a loss on extinguishment of debt in the amount of $7.5 million resulting from the credit agreement refinancing on December 26, 2024 which includes a $3.6 million non-cash write-off of deferred financing costs, original issue discounts and embedded derivatives associated with the extinguished debt and $3.9 million in fees and debt issuance costs paid for the new debt. For further details on the 2024 Amended Term Loan Agreement, see Item 7. Management’s Discussion and Analysis on Financial Condition - “Recent Developments”.

●	Merger with Fury Resources. On December 14, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fury Resources, Inc. (“Parent”) and San Jacinto Merger Sub, Inc (“Merger Sub”), a direct wholly-owned subsidiary of Parent, pursuant to which Parent was to acquire all of the outstanding shares of common stock of the Company (the “Merger”). In addition, the preferred stock (as defined below) of the Company held by the Investors (as defined below) would be contributed to Parent in exchange for new preferred shares of Parent, or sold to Parent for cash, in each case at a valuation based on the conversion or redemption value of such preferred stock. The Merger Agreement was terminated on December 20, 2024. Upon termination, we recognized $10.0 million of other income for the January 24, 2024 distribution from the escrow account.
●	Preferred Stock Equity Issuances. On March 27, 2024, we sold, in a private placement, the remaining 20,000 shares of preferred stock under a commitment letter received during the third quarter of 2023 to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, who represent our largest three existing stockholders (the “Investors”). We received $19.5 million in proceeds, net of $0.5 million in original issue discount. On May 13, 2024, we sold, in a private placement, an aggregate of 20,000 shares of preferred stock to the Investors for $19.5 million in proceeds, net of $0.5 million in original issue discount. The issuances of preferred stock were approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock. For a further discussion of the redemption and conversion provisions associated with the preferred stock, refer to Item 7. Management’s Discussion and Analysis, “Capital Resources and Liquidity”.
●	H2S Treating Joint Venture. In May 2022, we entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility (the “AGI Facility”) in Winkler County, Texas. The joint venture, operating as Wink Amine Treater, LLC (“WAT”) (previously Brazos Amine Treater, LLC (“BAT”)), has also entered into a Gas Treating Agreement (“GTA”) with us for natural gas production from our Monument Draw area. In exchange for contributing to the joint venture a wellbore with an approved permit for the injection of acid gas and surface land, we retained a 5% equity interest in WAT, an equity investment. Caracara provided the initial capital for the construction of the Facility, which is expected to have an initial capacity of approximately 30 MMcf per day, and a design capacity to treat up to 10% combined concentrations for H2S and CO2. We initially expected the AGI Facility to be

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

During the third quarter of 2023, additional complications were encountered with the workover operation at the AGI Facility causing higher than expected costs. To fund this workover operation, we advanced capital contributions totaling approximately $18.5 million as of December 31, 2024 on behalf of our joint venture partner in WAT. Pursuant to the terms of the agreement governing the joint venture, we believe that we have multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lesser of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance. Pursuant to such, we initially recorded the advanced amount as a contract asset. During the fourth quarter of 2024, Caracara delivered a demand notice disputing our claims, indicating that the carrying value of the contract asset may not be recoverable and as a result, we recognized $18.5 million of impairment of charges to reduce the carrying value of the contract asset to zero as of December 31, 2024.

The AGI Facility has been processing gas since March 9, 2024 and continues to process gas currently. In addition to general facility downtime, the AGI Facility has experienced interruption in processing due to the completion of improvement and maintenance projects, including pump and other facility equipment replacement. However, the facility has processed over 5.5 Bcf of natural gas since operations commenced through December 31, 2024. The continued processing delays and interruptions during 2024 have resulted in higher than expected gathering and treating costs as we pay higher processing rates with other service providers. It is possible that the existing remedial facility work by WAT could extend into 2025, and any delays in fully commissioning the facility or shut downs of the plant past December 31, 2024 will result in higher processing fees than currently forecasted until such time the facility becomes fully operational.

Under the GTA, we pay a treating rate that varies based on volumes delivered to the AGI Facility and have a minimum volume commitment of 20 MMcf per day. The GTA has a tiered-rate structure based on actual volumes delivered. Our current estimates of future treating fee reductions are subject to various operational and other risk factors, some of which are beyond our control, which could impact the timing and extent of these estimates.

For further details on the joint venture arrangement, see Item 7. Management’s Discussion and Analysis, “Recent Developments”.

Risk Management

We have designed a risk management policy for the use of derivative instruments to provide initial protection against certain risks relating to our ongoing business operations, such as commodity price declines and price differentials between the NYMEX commodity price and the index price at the location where our production is sold. Derivative contracts are utilized to hedge our exposure to price fluctuations and reduce the variability in our cash flows associated with anticipated sales of future oil and natural gas production. We were required under the 2021 Amended Term Loan Agreement, and continue to be required under our 2024 Amended Term Loan Agreement, to hedge approximately 85% to 50% of our anticipated oil and natural gas production, in varying percentages by year, and on a rolling basis for the next four years. However, our decision on the price at which we choose to hedge our production is based in part on our view of current and future market conditions. Our hedge policies and objectives change as our operational profile changes but remain consistent with the requirements in effect under our 2024 Amended Term Loan Agreement. Our future performance is subject to commodity price risks and our future cash flows from operations may be volatile. We do not enter into derivative contracts for speculative trading purposes.

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

It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. As of December 31, 2024, we did not post collateral under any of our derivative contracts as they are secured under our 2024 Amended Term Loan Agreement. We will continue to evaluate the benefit of employing derivatives in the future. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Consolidated Financial Statements and Supplementary Data—Note 9, “Derivative and Hedging Activities,” for additional information.

Oil and Natural Gas Reserves

The proved reserves estimates reported herein for the years ended December 31, 2024 and 2023, have been independently evaluated by NSAI, our independent reserve engineering firm. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in their reserves reports incorporated herein each have over 20 years of industry experience. Each meet or exceed the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Our board of directors has established a reserves committee composed of independent directors with experience in energy company reserve evaluations. Our independent engineering firm reports jointly to the reserves committee and to our Vice President of Strategy and Planning. The reserves committee is charged with ensuring the integrity of the process of selection and engagement of the independent engineering firm and in making a recommendation to our board of directors as to whether to approve the report prepared by our independent engineering firm. Our Vice President of Strategy and Planning is primarily responsible for overseeing the preparation of the annual reserve report by NSAI. He has approximately 15 years of oil and natural gas operations experience and has earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University, a Master of Business Administration degree from Rice University and is an active member of the Society of Petroleum Engineers.

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

Proved reserve estimates are based on the unweighted arithmetic average prices on the first day of each month for the 12-month period ended December 31, 2024. Average prices for the 12-month period were as follows: WTI crude oil spot price of $76.32 per Bbl, adjusted by lease or field for quality, transportation fees, and market differentials and a Henry Hub natural gas spot price of $2.13 per MMBtu, adjusted by lease or field for energy content, transportation fees, and market differentials. All prices and costs associated with operating wells were held constant in accordance with SEC guidelines.

The following table presents certain proved reserve information as of December 31, 2024 (dollars in thousands):

Proved Reserves (MBoe)(1)
Developed	36,304
Undeveloped	28,643
Total	64,947
PV-10(2)	$458,496
Discounted Future Income Taxes	(10,793)
Standardized measure of discounted future net cash flows	$447,703
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-U.S. GAAP financial measure as defined by the SEC. We believe that the presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. Refer to the reconciliation of our PV-10 to the standardized measure of discounted future net cash flows in the table above.

The following table presents estimated proved reserves at December 31, 2024:

	Proved	Proved	Total
	Developed	Undeveloped	Proved
Oil (MBbls)	17,661	17,124	34,785
Natural Gas Liquids (MBbls)	7,916	4,677	12,593
Natural Gas (MMcf)	64,361	41,052	105,413
Equivalent (MBoe)(1)	36,304	28,643	64,947
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.

At December 31, 2024, total estimated proved reserves were approximately 64.9 MMBoe, a 3.2 MMBoe net decrease from the previous year’s estimate of 68.1 MMBoe. Proved developed reserves of 36.3 MMBoe decreased approximately 3.8 MMBoe from December 31, 2023 primarily as a result of negative revisions of 2.1 MMBoe due primarily to the decrease in pricing and changes in differentials, deducts and marketing expenses and production of 4.6 MMBoe offset by proved undeveloped (“PUD”) reserve development of 2.9 MMBoe. PUD reserves of 28.6 MMBoe increased approximately 0.7 MMBoe from December 31, 2023 as a result of extensions of 4.0 MMBoe primarily associated with infill drilling activity offset by the transfer of 2.9 MMBoe to proved developed producing reserves and downward revisions of 0.4 MMBoe due to decreased SEC prices. All of our PUD reserves are planned to be developed within five years from the date they were initially recorded. During 2024, approximately $28.0 million in capital expenditures went toward the development of PUD reserves, which includes drilling, completion and other facility costs associated with developing PUD wells.

Reliable technologies were used to determine areas where PUD locations are more than one offset location away from a producing well. These technologies include seismic data, wire line openhole log data, core data, log cross-sections, performance data and statistical analysis. In such areas, this data demonstrated consistent, continuous reservoir characteristics in addition to significant quantities of economic estimated ultimate recoveries from individual producing wells. We relied only on production flow tests and historical production data, along with the reliable geologic data mentioned above to estimate proved reserves. No other alternative methods or technologies were used to estimate proved reserves. Out of total PUD reserves of 28.6 MMBoe at December 31, 2024, 7.5 MMBoe were associated with 10 gross PUD locations that were more than one offset location from a producing well.

The estimates of quantities of proved reserves contained in this report were made in accordance with the definitions contained in SEC Release No. 33-8995, Modernization of Oil and Gas Reporting. For additional information on our estimates of oil and natural gas reserves, the preparation of such estimates by NSAI and other information about our oil and natural gas reserves including a table detailing the changes by year of our proved reserves, see Item 8. Consolidated Financial Statements and Supplementary Data—“Supplemental Oil and Gas Information (Unaudited).” We account for our oil and natural gas producing activities using the full cost method of accounting in accordance with SEC regulations which is further described in Item 8. Consolidated Financial Statements and Supplementary Data—Note 6, “Oil and Natural Gas Properties.”

Wells and Acreage

Our principal properties consist of leasehold interests in developed and undeveloped oil and natural gas properties and the reserves associated with these properties.

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2024 and 2023. Shut-in wells currently not capable of production are excluded from the well information below.

	Years Ended December 31,
	2024		2023
	Gross	Net	Gross	Net
Oil	108	86.9	109	86.2
Natural Gas	—	—	—	—
Total	108	86.9	109	86.2

The table below sets forth the results of our drilling activities for the periods indicated:

	Years Ended December 31,
	2024		2023
	Gross	Net	Gross	Net
Development Wells:
Productive (1)	4	3.9	3	3.0
Total Development	4	3.9	3	3.0
Total Wells:
Productive (1)	4	3.9	3	3.0
Total	4	3.9	3	3.0
(1)	Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly extension or exploratory wells where there is no production history.

We had no exploratory or extension wells drilled for the years ended December 31, 2024 and 2023.

We own interests in developed and undeveloped oil and natural gas acreage in the locations set forth in the table below. These ownership interests generally take the form of working interests in oil and natural gas leases that have varying provisions. The following table presents a summary of our acreage interests as of December 31, 2024:

	Developed Acreage		Undeveloped Acreage		Total Acreage
State	Gross	Net	Gross	Net	Gross	Net
Texas	38,333	35,762	5,649	4,714	43,982	40,476

Generally, our oil and natural gas leases remain in force as long as production in paying quantities is maintained. Leases on our undeveloped oil and natural gas acreage are either categorized as “held by production” or perpetuated by continuous development clauses contained in our leases or tolling agreements. Of our 4,714 net undeveloped acres at December 31, 2024, approximately 4,246 acres are subject to continuous development clauses and 468 acres are “held by production.” We continually review our acreage subject to these clauses or agreements when determining our drilling program.

Production Volumes, Sales Prices, and Average Costs

The following table summarizes our oil, natural gas and NGLs production volumes, average sales price per unit and average costs per unit:

	Years Ended December 31,
	2024	2023
Production:
Crude oil - MBbls	2,363	2,415
Natural gas - MMcf	7,814	8,718
Natural gas liquids - MBbls	971	1,163
Total MBoe (1)	4,636	5,031
Average daily production - Boe (1)	12,667	13,784

Average price per unit (excluding impact of settled derivatives):
Crude oil price - Bbl	$73.89	$76.04
Natural gas price - Mcf (3)	(0.28)	1.27
Natural gas liquids price - Bbl	21.44	20.48
Barrel of oil equivalent price - Boe (1)	41.68	43.43

Average price per unit (including impact of settled derivatives)(2):
Crude oil price - Bbl	$62.57	$68.28
Natural gas price - Mcf	2.02	2.36
Natural gas liquids price - Bbl	21.44	20.48
Barrel of oil equivalent price - Boe (1)	39.78	41.59

Average cost per Boe:
Production:
Lease operating	$9.77	$8.92
Workover and other	1.12	1.42
Taxes other than income	2.42	2.37
Gathering and other	11.67	12.64
Total average cost	24.98	25.35
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Cash paid on, or cash received from, settled derivative contracts are reflected as “Net gain (loss) on derivative contracts” in the consolidated statements of operations, consistent with our decision not to elect hedge accounting.
(3)	Negative realized natural gas pricing for the year ended December 31, 2024 resulted from increased deduct and differential costs exceeding natural gas index prices.

Realized prices differ from the applicable spot prices due to lease or field quality, energy content, transportation fees and market differentials.

Competitive Conditions in the Business

The oil and natural gas industry is highly competitive and we compete with a substantial number of other companies that have greater financial and other resources. Many of these companies explore for, produce and market oil and natural gas, as well as carry on refining operations and market the resultant products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring attractive producing oil and natural gas properties, obtaining sufficient availability of drilling and completion equipment and services, obtaining purchasers, transporters and take-away capacity for the oil and natural gas we produce and hiring and retaining key employees. There is also competition between oil and natural gas producers and other industries producing energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the U.S. and the states in which our properties are located. It is not possible to predict the nature of any such legislation or regulation which may ultimately be adopted or its effects upon our future operations. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and natural gas and may prevent or delay the commencement or continuation of a given operation.

Other Business Matters

Markets and Major Customers

The purchasers of our oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, we have not experienced any significant losses from uncollectible accounts. In 2024 and 2023, two individual purchasers of our production, Western Refining Company L.P. and Sunoco Inc., each accounted for more than 10% of total sales, collectively representing 86% and 79%, respectively, of our total sales for the year.

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

Environmental Regulations

Our operations are subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (the “EPA”), issue regulations to implement and enforce these laws, which often require difficult and costly compliance measures. Among other things, environmental regulatory programs typically govern the permitting, construction and operation of a facility. Many factors, including public perception, can materially impact the ability to secure an environmental construction or operation permit. Failure to comply with environmental laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, which could result in liability for environmental damages and cleanup costs without regard to negligence or fault on our part.

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

Hazardous Substances and Wastes

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund law”) and comparable state laws impose liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons may include the current or former owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances released into the environment, for damages to natural resources and for the costs of some health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

Under the federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (“RCRA”) most wastes generated by the exploration and production of oil and natural gas are not regulated as hazardous waste. Periodically, however, there are proposals to reclassify oil and gas wastes as hazardous wastes or to subject them to enhanced solid waste regulation. If such proposals were to be enacted, they could have a significant impact on our operating costs and on those of all the industry in general.

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

Further, we do generate solid wastes that are subject to regulation. The Texas Railroad Commission, for example, has adopted new oilfield waste management rules that take effect on July 1, 2025. Among other things, they impose new requirements for certain pits and for land application of waste.

Water Discharges

Our operations also may be subject to the federal Clean Water Act (the “CWA”) and analogous state statutes. Those laws regulate discharges of wastewater, oil, and other pollutants to surface water bodies, such as lakes, rivers, wetlands, and streams. Failure to obtain permits for such discharges could result in civil and criminal penalties, orders to cease such discharges, and costs to remediate and pay natural resources damages. These laws also require the preparation and implementation of spill prevention, control, and countermeasure plans in connection with on-site storage of significant quantities of oil. In the event of a discharge of oil into U.S. waters, we could be liable under the Oil Pollution Act for cleanup costs, damages and economic losses.

Our oil and natural gas production also generates salt water, which is disposed of by underground injection. The federal Safe Drinking Water Act (“SDWA”), the Underground Injection Control (“UIC”) regulations promulgated under the SDWA, and related state programs regulate the drilling and operation of salt water disposal wells. The EPA directly administers the UIC program in some states, and in others it is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking salt water to groundwater. Contamination of groundwater by oil and natural gas drilling, production, and related operations may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third-party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Hydraulic Fracturing

Our completion operations are subject to regulations that may become more stringent in either the short- or long-term. In particular, the well completion technique known as hydraulic fracturing, which is used to stimulate production of oil and natural gas, has from time to time come under increased scrutiny by the environmental community, and many local, state and federal regulators. Hydraulic fracturing involves the injection of water, sand and additives under pressure, usually down casing that is cemented in the wellbore, into prospective rock formations at depths to stimulate oil and natural gas production. We engage third parties to provide hydraulic fracturing or other well stimulation services to us in connection with substantially all of the wells for which we are the operator.

Working at the direction of Congress, the EPA issued a study in 2016 finding that hydraulic fracturing could potentially harm drinking water resources under adverse circumstances such as injection directly into groundwater or into production wells lacking mechanical integrity. That study led to calls from environmental groups for increased federal regulatory controls. Various members of Congress likewise occasionally have introduced bills that would result in more stringent control or outright bans of the hydraulic fracturing process.

In addition, the Department of the Interior promulgated 2015 regulations concerning the use of hydraulic fracturing on lands under its jurisdiction, which includes lands on which we conduct or plan to conduct operations. Those rules were rescinded in 2017, but that decision was challenged in court, and the parties recently have been involved in settlement discussions. Regardless of how the federal issues are eventually resolved, states have been imposing new restrictions or bans on hydraulic fracturing. Even local jurisdictions, such as Denton, Texas and several cities in Colorado, have adopted, or tried to adopt, regulations restricting hydraulic fracturing. Additional hydraulic fracturing requirements at the federal, state or local level may limit our ability to operate or increase our operating costs.

Air Emissions

The federal Clean Air Act (the “CAA”) and comparable state laws regulate emissions of various air pollutants through permitting programs and the imposition of other requirements. In addition, the EPA has developed and may continue to develop stringent regulations governing emissions of toxic air pollutants at specified sources, including oil and natural gas production facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. Our operations, or the operations of service companies engaged by us, may in certain circumstances and locations, be subject to permits and restrictions under these statutes for emissions of air pollutants.

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

In October 2015, the EPA announced that it was lowering the primary national ambient air quality standard for ozone from 75 parts per billion to 70 parts per billion. Implementation of the 2015 standard has been ongoing and has resulted in expansion of ozone nonattainment areas across the U.S., including areas in which we operate. Oil and natural gas operations in ozone nonattainment areas could be subject to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements, and increased permitting delays and costs.

Climate Change

Various studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response, governments increasingly have been adopting domestic and international climate change regulations that require reporting and reductions of the emission of such greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning oil, natural gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change, the Kyoto Protocol and the Paris Agreement address greenhouse gas emissions, and several countries, including those comprising the European Union, have established greenhouse gas regulatory systems. In the U.S., many states, either individually or through multi-state regional initiatives, have been implementing legal measures to reduce emissions of greenhouse gases, primarily through emission inventories, emissions targets, product bans, greenhouse gas cap and trade programs or incentives for renewable energy generation, while others have considered adopting such greenhouse gas programs. At least two states have also passed statutes that would authorize collection of payments from certain fossil fuel companies to address the effects of climate change.

At the federal level, the U.S. has taken a variety of steps intended to address climate change. For example, the EPA announced new final regulations in December 2023 that impose more comprehensive restrictions on emissions of methane (a greenhouse gas) and volatile organic compounds from new, existing, and modified facilities in the oil and gas sector (such as wells and storage tank batteries). Among other things, the rule sets new emissions standards for certain equipment; requires routine monitoring for and repair of leaks at well sites, centralized production facilities, and compressor stations; limits flaring from existing oil wells; and prohibits flaring from new oil wells. In addition, the federal Bureau of Land Management (“BLM”) promulgated new rules in 2024 to reduce venting, flaring and leaks from oil and gas production on public lands. Aside from new controls, the 2022 Inflation Reduction Act creates incentives designed to increase use of electric cars and fuels other than oil and natural gas. That statute imposes a fee on certain excess methane emissions from oil and gas facilities of $900 per metric ton of methane for 2024, $1,200 per metric ton for 2025, and $1,500 per metric ton each year thereafter.

As a general matter, recent Democratic Presidential Administrators have been spearheading the development of federal climate policies and controls. With President Trump’s return to office in 2025, however, the White House issued executive orders that, among other things, directed the U.S. Ambassador to the United Nations to give notice of the U.S.’ withdrawal from the Paris Agreement and the heads of all agencies to review their actions that impose an undue burden on the development or use of domestic energy resources, “with particular attention to oil, natural gas, coal, hydropower, biofuels, critical mineral and nuclear energy resources.” We therefore expect the pace of new federal climate regulation to slow at least in the short-term.

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

Threatened and endangered species, migratory birds, and other natural resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and other natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act and the CWA. Where takings of or harm to species or damages to wetlands, habitat or other natural resources occur or may occur, restrictions may be imposed on oil and natural gas exploration activities. The U.S. Fish and Wildlife Service may designate critical habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat designation could result in further material restrictions on federal or private land use and could delay or prohibit land access or development. Government entities or at times private parties may act to prevent or seek damages for any injury to protected species or other natural resources, whether resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and in some cases, criminal penalties may result.

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

Human Capital

Employees

At Battalion, our success is delivered through our highly capable and diverse workforce. Our team is comprised of individuals with extensive technical, industry and other professional experience. By recruiting, hiring and retaining an experienced and diverse team, we are able to leverage years of experience, new ideas and problem solving in a collaborative environment. As of December 31, 2024, we had 38 full-time employees. We also engage the services of independent contractors and consultants along with certain professional service firms to support our work in specific areas. We have no collective bargaining agreements with our employees. We believe that we have good relations with our employees.

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

Diversity and Inclusion

We believe all employees should be treated fairly and valued in our organization. Diversity of thoughts and experiences allows us to identify the best solutions within our company. All Battalion employees must act in accordance with our Employee Handbook, which is inclusive of our Code of Conduct. The Employee Handbook covers various topics including, among others, policies prohibiting harassment, discrimination and retaliation and policies covering workplace anti-violence, cybersecurity, confidential information and conduct. Employees are required to acknowledge and agree to abide by these policies upon employment.

Principal Office

As of December 31, 2024, we lease corporate office space in Houston, Texas at 820 Gessner Road.

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

ITEM 1A. RISK FACTORS

Risk Factors Summary

The following is a summary of the principal factors that make an investment in our common stock speculative or risky.

●	Oil and natural gas prices are volatile, and low prices could have a material adverse impact on our business.
●	We may have difficulty financing our planned capital expenditures which could adversely affect our growth.
●	Failure to comply with the covenants in our 2024 Amended Term Loan Agreement may limit our ability to borrow, result in an event of default and cause amounts outstanding under our 2024 Amended Term Loan Agreement to become immediately due and payable.
●	Unless we replace our reserves, our reserves and production will decline, which would adversely affect our financial condition, results of operations and cash flows.
●	Historically, we have had substantial indebtedness and we may incur substantially more debt in the future. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.
●	Estimates of proved oil and natural gas reserves involve assumptions and any material inaccuracies in these assumptions will materially affect the quantities and the value of our reserves.
●	We are subject to various contractual limitations that affect the discretion of our management in operating our business.
●	Federal legislation and rulemaking could have an adverse impact on our ability to use derivative instruments to reduce the effects of commodity prices, interest rates and other risks associated with our business.
●	We cannot be certain that the insurance coverage maintained by us will be adequate to cover all losses that may be sustained in connection with all oil and natural gas activities.
●	Our ability to use net operating loss carryforwards and realized built in losses to offset future taxable income for U.S. federal income tax purposes is subject to limitation.
●	We may be required to take non-cash asset write-downs.
●	Hedging transactions may limit our potential gains and increase our potential losses.
●	We are substantially dependent upon our drilling success on our Delaware Basin properties.
●	Our exploration and development drilling efforts and the operation of our wells may not be profitable or achieve our targeted rates of return.
●	Increasing attention to environmental, social and corporate governance (“ESG”) matters may impact our business.
●	We could experience periods of higher costs for various reasons, including due to higher commodity prices, increased drilling activity in the Delaware Basin and trade disputes or inflation that affect the costs of steel and other raw materials that we and our vendors rely upon, which could adversely affect our ability to execute our exploration and development plans on a timely basis and within budget.
●	We may not be able to drill wells on a substantial portion of our acreage.
●	Certain of our undeveloped leasehold acreage could expire if we are unable to meet continuous development clauses or similar provisions in our leases requiring development of our undeveloped acreage and/or maintaining production on units containing the acreage.
●	Our oil and natural gas activities are subject to various risks that are beyond our control.
●	Our ability to sell our production and/or receive market prices for our production may be adversely affected by transportation capacity constraints and interruptions.
●	Our strategy involves drilling in shale formations, using horizontal drilling and modern completion techniques. The results of our drilling program using these techniques may be subject to more uncertainties than conventional drilling programs. These uncertainties could result in an inability to meet our expectations for reserves and production.
●	Title to the properties in which we have an interest may be impaired by title defects.

●	We depend substantially on the continued presence of key personnel for critical management decisions and industry contacts.
●	There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.
●	Future sales of our common stock in the public market or the issuance of securities senior to our common stock, or the perception that these sales may occur, could adversely affect the trading price of our common stock and our ability to raise funds in stock offerings.
●	We may choose to delist our securities from NYSE American and deregister our common stock under the Exchange Act, which could negatively affect the liquidity and trading prices of our common stock and would result in less disclosure about the Company.
●	Our failure to meet the continued listing standards of NYSE American could result in a delisting of our common stock.
●	We may be unable to either redeem or pay cash dividends on the outstanding shares of our Redeemable Preferred Stock, resulting in increases in the liquidation preference of the Redeemable Preferred Stock and the right of the holders of Redeemable Preferred Stock to receive a greater number of shares of our common stock in the event such holders elect to exercise their conversion rights. Consequently, the financial and voting interests in our Company of the holders of our common stock may be diluted.
●	We are subject to complex federal, state, local and other laws and regulations that frequently are amended to impose more stringent requirements that could adversely affect the cost, manner or feasibility of doing business.
●	Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
●	Regulation or litigation related to global warming and climate change could have an adverse effect on our operations and demand for oil and natural gas.
●	Our operations substantially depend on the availability of water. Restrictions on our ability to obtain, dispose of or recycle water may impact our ability to execute our drilling and development plans in a timely or cost-effective manner.
●	Events beyond our control, including a global or domestic health crisis, may result in unexpected adverse operating and financial results.
●	A financial downturn could negatively affect our business, results of operations, financial condition and liquidity.
●	We depend on computer, telecommunications and information technology systems to conduct our business, and failures, disruptions, cyber-attacks or other breaches in data security could significantly disrupt our business operations, create liability and increase our costs.

Financial and Liquidity Risk Factors

Oil, natural gas and NGLs and natural gas prices are volatile, and low prices could have a material adverse impact on our business.

Our revenues, profitability, future growth and the carrying value of our properties depend substantially on prevailing oil, natural gas and NGLs prices. Prices also affect the amount of cash flow we have available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and natural gas that we can economically produce and have an adverse effect on the value of our properties.

Oil, natural gas and NGLs prices are volatile. Among the factors that affect volatility are:

●	domestic and foreign supplies of oil, natural gas and NGLs and natural gas;
●	the ability of members of the Organization of Petroleum Exporting Countries and other oil exporting countries, including Russia, to agree upon and maintain production quotas;
●	social unrest and political instability, particularly in major oil and natural gas producing regions outside the U.S., such as the Middle East, and armed conflict or terrorist attacks;
●	the level of consumer demand for oil and natural gas, including demand growth in developing countries, such as China and India;

●	labor unrest in oil and natural gas producing regions;
●	weather conditions, including hurricanes and other natural occurrences that affect the supply and/or demand for oil and natural gas;
●	the price and availability of alternative fuels and energy sources;
●	the price and availability of foreign imports and domestic exports; and
●	worldwide and regional economic and political conditions impacting the global supply and demand for oil and natural gas, which may be driven by many factors, including sanctions, import and export restrictions, climate change initiatives and environmental protection affects, health epidemics (such as the global COVID-19 coronavirus outbreak) and numerous other factors.

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

Failure to comply with the covenants in our 2024 Amended Term Loan Agreement may limit our ability to borrow, result in an event of default and cause amounts outstanding under our 2024 Amended Term Loan Agreement to become immediately due and payable.

On December 26, 2024, the Company and its wholly owned subsidiary, Halcón Holdings, LLC (the “Borrower”) entered into a Second Amended and Restated Senior Secured Credit Agreement (the “2024 Term Loan Agreement”) with Fortress Credit Corp., as administrative agent, and certain other financial institutions party thereto, as lenders. Pursuant to the 2024 Term Loan Agreement, the lenders party thereto agreed to provide the Borrower with (i) an initial term loan facility in the aggregate principal amount of $162.0 million, funded on December 26, 2024 and (ii) an incremental term loan facility in the aggregate principal amount of up to $63.0 million to be made available to the Borrower from January 3, 2025 until the date that is the earliest to occur of (x) the date on which such incremental term facility is fully drawn, (y) the date on which such incremental term facility is terminated and (z) January 11, 2025, subject to the satisfaction of certain conditions. On January 9, 2025, the Borrower entered into a first amendment (the “First Amendment”) to its 2024 Term Loan Agreement (as amended, the “2024 Amended Term Loan Agreement”). Pursuant to the First Amendment, the Borrower incurred incremental term loans in the aggregate principal amount of $63.0 million (the “Incremental Term Loans”).

As of December 31, 2024, we had approximately $162.0 million of indebtedness outstanding under the 2024 Amended Term Loan Agreement. As of December 31, 2024, we have no additional borrowing capacity under the 2024 Amended Term Loan Agreement. Additionally, our 2024 Amended Term Loan Agreement contains certain covenants as well as a mandatory repayment schedule requiring us to make scheduled amortization payments in the aggregate amount of $16.9 million in 2025 and $22.5 million in 2026.

Our 2024 Amended Term Loan Agreement contains the following financial covenants (as defined), including the maintenance of the following ratios:

●	Asset Coverage Ratio not to fall below 1.70x as of March 31, 2025 through and including June 30, 2025, 1.85x as of September 30, 2025 through and including December 31, 2025 and 2.00x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Total Net Leverage Ratio not to exceed 2.75x as of March 31, 2025 through and including June 30, 2025 and 2.50x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Current Ratio not to fall below 1.00x, determined on the last day of each calendar month commencing with the calendar month ending March 31, 2025; and
●	Liquidity not to fall below the greater of (x) $10,000,000 and (y) the amount equal to the scheduled principal and interest payments for the immediately succeeding three month period, determined as of the last day of any fiscal quarter.

In the past, we have periodically sought amendments to the covenants under our revolving credit agreements, including the financial covenants, where we have anticipated difficulty in maintaining compliance. While historically we have largely been successful in obtaining modifications of our covenants as needed, there can be no assurance that we will be successful in the future. In the event we are not successful in obtaining covenant modifications, if needed, there is no assurance that we will be successful in implementing alternatives that allow us to maintain compliance with our covenants or that we will be successful in obtaining alternative financing that provides us with the liquidity that we need to operate our business. Even if successful, alternative sources of financing could prove more expensive than borrowings under our 2024 Amended Term Loan Agreement. Failure to comply with the covenants in our 2024 Amended Term Loan Agreement may limit our ability to borrow, result in an event of default and cause amounts outstanding under our 2024 Amended Term Loan Agreement to become immediately due and payable.

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

We had $162.0 million principal amount of debt, including current portions, as of December 31, 2024 and incurred incremental borrowings of $63.0 million in January 2025, resulting in total principal debt outstanding of $225.0 million as of the date of this Annual Report on Form 10-K. As a result of our indebtedness, we will need to use a portion of our cash flow to pay interest, and outstanding principal during 2025, which will reduce the amount of cash flow we will have available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes or adverse developments in our business or economic downturns impacting the industry in which we operate.

Indebtedness under our 2024 Amended Term Loan Agreement is at a variable interest rate, and so a rise in interest rates will generate greater interest expense to the extent we do not have hedging arrangements that are effective in offsetting interest rate fluctuations. A rise in interest rates could impact on our borrowing costs and could have an adverse effect on our cash flows. Borrowings under the 2024 Amended Term Loan Agreement bear interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) (with a credit spread of adjustment of 0.15% per annum) plus an applicable margin of 7.75%.

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

The estimates of our reserves as of December 31, 2024 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, in accordance with SEC requirements, estimates of oil and gas reserves, future net revenue from proved reserves and the present value of our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the 12-month first-day-of-the-month average oil and gas prices for the year ended December 31, 2024. Average prices for oil and natural gas for the 12-month period were as follows: WTI crude oil spot price of $76.32 per Bbl, adjusted by lease or field for quality, transportation fees, and market differentials and a Henry Hub natural gas spot price of $2.13 per MMBtu, adjusted by lease or field for energy content, transportation fees, and market differentials. Any significant variance in the actual future prices from these assumptions could materially affect the estimated quantity and value of our reserves set forth in this report.

In addition, at December 31, 2024, approximately 44% of our estimated proved reserves were classified as proved undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Estimated proved reserves as of December 31, 2024 assume that we will make future capital expenditures of approximately $319.6 million in the aggregate primarily from 2025 through 2028, which are necessary to develop and realize the value of proved reserves on our properties. The estimates of these oil and natural gas reserves and the costs associated with development of these reserves have been prepared in accordance with SEC regulations; however, actual capital expenditures will likely vary from estimated capital expenditures, development may not occur as scheduled and actual results may not be as estimated.

We are subject to various contractual limitations that affect the discretion of our management in operating our business.

Our 2024 Amended Term Loan Agreement contains various provisions that may limit our management’s discretion in certain respects. In particular, the 2024 Amended Term Loan Agreement limits our and our subsidiaries’ ability to, among other things:

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

Compliance with these and other limitations may limit our ability to operate and finance our business and engage in certain transactions in the manner we might otherwise. In addition, if we fail to comply with the limitations under our 2024 Amended Term Loan Agreement, our creditors, to the extent the agreement so provides, may accelerate the related indebtedness as well as any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, lenders may be able to terminate any commitments they had made to make further funds available to us.

Federal legislation and rulemaking could have an adverse impact on our ability to use derivative instruments to reduce the effects of commodity prices, interest rates and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) establishes, among other provisions, federal oversight and regulation of the over-the-counter (“OTC”) derivatives market and entities that participate in that market. The Dodd-Frank Act also establishes margin requirements and certain transaction clearing and trade execution requirements. The Dodd-Frank Act may require us to comply with margin requirements in our derivative activities, although the application of those provisions to us is uncertain at this time. The counterparties to our derivative instruments may also spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), and realized built in losses (“RBILs”), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% stockholders, applying certain look-through rules) increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).

We experienced ownership changes in December 2018 and October 2019 and we may experience additional ownership changes in the future. Limitations imposed on our ability to use NOLs and RBILS to offset future taxable income may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs and RBILS to expire unused, in each case reducing or eliminating the benefit of such NOLs and RBILS. Similar rules and limitations may apply for state income tax purposes. As of December 31, 2024, no additional ownership change has occurred.

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

Costs associated with unevaluated properties, which were approximately $49.1 million at December 31, 2024, are not initially subject to the ceiling test limitation. Rather, we assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value based upon our intentions with respect to drilling on such properties, the remaining lease term, geological and geophysical evaluations, drilling results, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. These factors are significantly influenced by our expectations regarding future commodity prices, development costs, and access to capital at acceptable cost. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the ceiling test limitation. Accordingly, a significant change in these factors, many of which are beyond our control, may shift a significant amount of cost from unevaluated properties into the full cost pool that is subject to depletion and the ceiling test limitation.

Hedging transactions may limit our potential gains and increase our potential losses.

In order to manage our exposure to price risks in the marketing of our oil, natural gas, and natural gas liquids production and comply with the requirements of our 2024 Amended Term Loan Agreement, we have entered into oil and natural gas hedging arrangements with respect to a portion of our anticipated production and we may enter into additional hedging transactions in the future. While intended to reduce the effects of volatile commodity prices, such transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which:

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

Our industry is cyclical. When oil, natural gas and NGLs prices increase, shortages of drilling rigs, equipment, supplies, water or qualified personnel may result. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. Increasing levels of exploration and production, particularly in the Delaware Basin, likewise may increase demand for oilfield services and equipment, and the costs of these services and equipment may increase, while the quality of these services and equipment may suffer. Cost increases may also result from a variety of factors beyond our control, such as increases in the cost of electricity, steel and other materials that we and our vendors rely upon and increases in the cost of services to process, treat and transport our production. Any escalation or expansion of tariffs could result in higher costs and affect a greater range of materials we rely upon in our business. The unavailability or high cost of drilling rigs, pressure pumping equipment, tubulars and other supplies, and of qualified personnel can materially and adversely affect our operations and profitability. In order to secure drilling rigs and pressure pumping equipment and related services, we may enter into contracts that extend over several months or years. If demand for drilling rigs and pressure pumping equipment subside during the period covered by these contracts, the price we are required to pay may be significantly more than the market rate for similar services.

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

As of December 31, 2024, we owned leasehold interests in approximately 40,500 net acres in the Delaware Basin in West Texas of which approximately 4,700 net acres are undeveloped. Generally, our oil and natural gas leases remain in force as long as production in paying quantities is maintained. Currently, our leases on undeveloped oil and natural gas properties are either categorized as “held by production” or perpetuated by continuous development clauses contained in our leases or tolling agreements. We continually review our leases on acreage subject to these clauses or agreements when planning for our future drilling programs. If our leases on acreage subject to these provisions are not maintained by production in paying quantities or continuous development, our leases could expire and we would lose our right to develop the related properties.

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

Our operations are subject to many risks and hazards incident to exploring and drilling for, producing, transporting, marketing and selling oil and natural gas. Although we take precautionary measures, many of these risks and hazards are beyond our control and unavoidable under the circumstances. Many of these risks or hazards could materially and adversely affect our revenues and expenses, the ability of certain of our wells to produce oil and natural gas in commercial quantities, the rate of production and the economics of the development of, and our investment in, the prospects in which we have or will acquire an interest. Such risks and hazards include:

●	human error, accidents and other events beyond our control that may cause personal injuries or death to persons and destruction or damage to equipment and facilities;
●	blowouts, fires, adverse weather events, pollution and equipment failures that may result in damage to or destruction of wells, producing formations, production facilities and equipment;
●	accidental releases of natural gas, including gas with high levels of hydrogen sulfide (H2S), and other hydrocarbons or toxic or hazardous materials into the environment as a result of human error or the malfunction of equipment or facilities, which can result in personal injury and loss of life, pollution, damage to equipment and suspension of operations;
●	well-on-well interference that may reduce recoveries;
●	unavailability of materials and equipment;
●	engineering and construction delays;
●	unanticipated transportation costs and delays;
●	unfavorable weather conditions;
●	hazards resulting from unusual or unexpected geological or environmental conditions;
●	changes in laws and regulations, including laws and regulations applicable to oil and natural gas activities or markets for the oil and natural gas produced;
●	fluctuations in supply and demand for oil and natural gas causing variations of the prices we receive for our oil and natural gas production; and
●	the availability of alternative fuels and the price at which they become available.

Some of these risks may be exacerbated by other risks that we face. For instance, certain of our wells produce high levels of H2S, a highly toxic, naturally-occurring gas frequently associated with oil and natural gas production. Safely handling H2S gas requires complex operations and highly skilled field personnel as well as specialized infrastructure, treating facilities, disposal facilities, and/or third-party sour gas takeaway. If we are unable to attract and retain qualified and highly skilled personnel, our ability to effectively manage this and other risks may be adversely impacted. Additionally, if we are unable to successfully operate our specialized treating facilities or secure adequate sour gas takeaway capacity from third parties when and if necessary, our ability to effectively manage the H2S levels we see in our natural gas production may be adversely impacted and our processing costs may increase. As a result, our production, revenues, operating costs and liabilities and expenses may be materially and adversely affected and may differ materially from those anticipated by us.

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

Funds advised by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC held approximately 37.4%, 24.2% and 14.4%, respectively, of our common stock as of March 27, 2025. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures, or the issuance of additional equity securities or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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

We are currently authorized to issue 100.0 million shares of common stock and 1.0 million shares of preferred stock, with such designations, rights, preferences, privileges and restrictions as determined by the Board. As of March 27, 2025, we had approximately 16.5 million shares of common stock outstanding and options and restricted stock units to purchase or receive an aggregate of 0.3 million shares of our common stock. As of March 27, 2025, we have also reserved an additional 1.2 million shares for future issuance to our directors, officers and employees under our 2020 Long-Term Incentive Plan. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock.

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

As further discussed in Item 7. Management’s Discussion and Analysis, “Capital Resources and Liquidity,” we are exploring strategic transactions and looking at opportunities to significantly reduce expenses in the near term to bolster liquidity. Given the cost and resource demands of being a public company, we may decide to “go dark,” or discontinue our obligation to make periodic filings with the SEC, by delisting our securities with NYSE American and deregistering our securities with the SEC.  While no decision has been made, should we ultimately make the decision to go dark, there would be a substantial decrease in disclosure by us of our operations and prospects, and a potential decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock on an over-the-counter (“OTC”) market. As a result of going dark, investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and the ability of our stockholders to sell our common stock in the secondary market may be materially limited.

Our failure to meet the continued listing requirements of NYSE American could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of NYSE American, such as minimum financial and other continued listing requirements and standards, including those regarding minimum stockholders’ equity, minimum share price and certain corporate governance requirements, the NYSE may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with NYSE American’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE minimum bid price requirement or prevent future non-compliance with NYSE’s listing requirements.

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

As noted elsewhere herein, the Company has issued shares of Redeemable Preferred Stock with an initial aggregate liquidation value of $138.0 million. Dividends are payable on the Redeemable Preferred Stock at a rate of 14.5% per annum; however, in the event the Company does not declare and pay dividends in cash when due, the dividend rate increases to 16.0% per annum and is added to the liquidation value of the Redeemable Preferred Stock. The Company has heretofore not paid dividends on the Redeemable Preferred Stock in cash and is not expected to in the future. Accordingly, the liquidation value of the Redeemable Preferred Stock is increasing and would be expected to increase in the future. In addition to other rights, the holders of the Redeemable Preferred Stock are also entitled generally to convert their shares of Redeemable Preferred Stock into shares of our common stock by dividing a “conversion price” specified in the terms of the Redeemable Preferred Stock into the then current liquidation preference of the Redeemable Preferred Stock, such that increases in the liquidation preference may ordinarily result in an increase in the number of shares of common stock received by such holder upon conversion. Accordingly, if the Company is unable to redeem the Redeemable Preferred Stock or is unable to pay, or elects not to pay, dividends on the Redeemable Preferred Stock in cash, the liquidation preference of the Redeemable Preferred Stock will continue to increase, thereby diluting the financial interests of the holders of our common stock in our Company and diluting the voting interests of the holders of our common stock to the extent holders of the Redeemable Preferred Stock elect to convert such shares into shares of our common stock.

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

From time to time, for example, legislation has been proposed in Congress to require more stringent federal control or outright bans of hydraulic fracturing. Further, the EPA issued a study in 2016 finding that hydraulic fracturing could potentially harm drinking water resources under adverse circumstances such as injection directly into groundwater or into production wells lacking mechanical integrity. That study led to calls for additional federal regulatory control.

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

In the U.S., many states, either individually or through multi-state regional initiatives, have been implementing legal measures to reduce emissions of greenhouse gases, primarily through emission inventories, emission targets, product bans, greenhouse gas cap and trade programs or incentives for renewable energy generation, while others have considered adopting such greenhouse gas programs. At least two states have also passed statutes that would authorize collection of payments from certain fossil fuel companies to address the effects of climate change.

At the federal level, the U.S. has taken a variety of steps intended to address climate change. For example, the EPA announced new final regulations in December 2023 that impose more comprehensive restrictions on emissions of methane (a greenhouse gas) and volatile organic compounds from new, existing, and modified facilities in the oil and gas sector (such as wells and storage tank batteries). Among other things, the rule sets new emissions standards for certain equipment; requires routine monitoring for and repair of leaks at well sites, centralized production facilities, and compressor stations; limits flaring from existing oil wells; and prohibits flaring from new oil wells. In addition, BLM promulgated new rules in 2024 to reduce venting, flaring and leaks from oil and gas production on public lands. Aside from new controls, the 2022 Inflation Reduction Act creates incentives designed to increase use of electric cars and fuels other than oil and natural gas. That statute imposes a fee on certain excess methane emissions from oil and gas facilities of $900 per metric ton of methane for 2024, $1,200 per metric ton for 2025, and $1,500 per metric ton each year thereafter.

As a general matter, recent Democratic Presidential Administrations have been spearheading the development of federal climate policies and controls. With President Trump’s return to office in 2025, however, the White House issued executive orders that, among other things, directed the U.S. Ambassador to the United Nations to give notice of the U.S.’ withdrawal from the Paris Agreement and the heads of all agencies to review their actions that impose an undue burden on the development or use of domestic energy resources, “with particular attention to oil, natural gas, coal, hydropower, biofuels, critical mineral, and nuclear energy resources.” We therefore expect the pace of new federal climate regulation to slow at least in the short-term.

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

Water is an essential component of our drilling and hydraulic fracturing processes. If we are unable to obtain water from local sources to use in our operations, we may be unable to economically produce oil, natural gas liquids and natural gas, which could have an adverse effect on our business, financial condition and results of operations. Wastewaters from our operations typically are disposed of via underground injection. Some studies have linked earthquakes in certain areas to underground injection, which is leading to greater public scrutiny and regulation of disposal wells. Any new environmental initiatives or regulations that restrict injection of fluids, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas, or that limit the withdrawal, storage or use of surface water or ground water necessary for hydraulic fracturing of our wells, could increase our operating costs and cause delays, interruptions or cessation of our operations, the extent of which cannot be predicted, and all of which would have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Actual or anticipated declines in domestic or foreign economic growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price we receive for our oil and natural gas production. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations and cash flows.

Cybersecurity Risk Factors

We depend on computer, telecommunications and information technology systems to conduct our business, and failures, disruptions, cyber-attacks or other breaches in data security could significantly disrupt our business operations, create liability and increase our costs.

The oil and natural gas industry in general has become increasingly dependent upon technology to conduct day-to-day operations, including certain exploration, development and production activities. We have agreements with third parties for hardware, software, telecommunications and other information technology services necessary to our business and have developed proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. We use these systems and data to, among other things, estimate quantities of oil, natural gas liquids and natural gas reserves, process and record financial data and communicate with our employees and third parties. Failures in these systems due to hardware or software malfunctions, computer viruses, natural disasters, fire, human error or other causes could significantly affect our ability to conduct our business. In particular, cybersecurity attacks on systems are increasing in frequency and sophistication and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. Although we utilize various procedures and controls to monitor and protect against these threats and to mitigate our exposure to them, there can be no assurance that these procedures and controls will be sufficient to prevent security threats from materializing and any interruptions to our arrangements with third parties, to our computing and communications infrastructure or our information systems could significantly disrupt our business operations. Further, the loss or corruption of sensitive information could have a material adverse effect on our reputation, financial position, results of operations or cash flows. In addition, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-attacks.

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

In addition, the Audit Committee, with the assistance and advice of Company management and third-party consultants, oversees operational information technology risks, including cybersecurity, as they relate to the technical aspects of the Company’s operations. The Audit Committee receives periodic reports from Company management regarding cybersecurity risk factors.

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

We have not identified an indication of a substantive cybersecurity incident that would have a material impact on our business, results of operations or financial statements. For additional information regarding risks from cybersecurity threats, please refer to Item 1A. Risk Factors above.

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

ITEM 3. LEGAL PROCEEDINGS

A description of our legal proceedings is included in Item 8. Consolidated Financial Statements and Supplementary Data—Note 11, “Commitments and Contingencies,” and is incorporated herein by reference.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 20, 2020, our common stock commenced trading on the NYSE American exchange under the symbol “BATL.” Approximately 50 registered stockholders of record as of March 27, 2025 held our common stock. In most instances, a registered stockholder holds shares in street name for one or more customers who beneficially own the shares.

We intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate declaring cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on common stock will be at the discretion of the board of directors and will be dependent upon then existing conditions, including our prospects, and such other factors, as the board of directors deems relevant. We are also restricted from paying cash dividends on common stock under our 2024 Amended Term Loan Agreement.

During 2024, we sold, in private placements, an aggregate of 40,000 shares of redeemable convertible preferred stock, par value $0.0001 per share, for total net proceeds of $39.0 million to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, the Company’s largest three existing stockholders (collectively, the “Investors”) that represent 50 percent of our board of directors. Proceeds from such sales were used to fund operations and meet debt payment requirements. The private placements of the redeemable convertible preferred stock were undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. For additional information and a description of conversion, see Part I. Item 8. Consolidated Financial Statements and Supplementary Data—Note 12, “Redeemable Convertible Preferred Stock” to this Annual Report on Form 10-K.

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

Overview

We are an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States (“U.S.”). Our properties and drilling activities are currently focused in the Delaware Basin of West Texas, where we have an extensive drilling inventory that we believe offers attractive economics.

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

When commodity prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. While we use derivative instruments to provide partial protection against declines in oil and natural gas prices, the total volumes we hedge are less than our expected production, vary from period to period based on our view of current and future market conditions, remain consistent with the requirements in effect under our 2024 Amended Term Loan Agreement and extend, on a rolling basis, for the next four years. These limitations result in our liquidity being susceptible to commodity price declines. Additionally, while intended to reduce the effects of volatile commodity prices, derivative transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the hedge. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

Recent Developments

Term Loan Credit Facility

On December 26, 2024, we and our wholly-owned subsidiary Halcón Holdings, LLC entered into the 2024 Term Loan Agreement with Fortress Credit Corp., as administrative agent, and certain other financial institutions party thereto, as lenders. Pursuant to the 2024 Term Loan Agreement, the lenders agreed to provide us with (i) an initial term loan facility in the aggregate principal amount of $162.0 million, funded on December 26, 2024 and (ii) an incremental term loan facility in the aggregate principal amount of up to $63.0 million, of which such incremental borrowings in the amount of $63.0 million were incurred on January 9, 2025 pursuant to the First Amendment to our 2024 Term Loan Agreement. The 2024 Amended Term Loan Agreement matures on December 26, 2028.

All obligations under the 2021 Amended Term Loan Agreement were refunded, refinanced and repaid in full by the loans under the 2024 Term Loan Agreement as the net proceeds of the 2024 Term Loan Agreement were used to repay all outstanding indebtedness under the 2021 Amended Term Loan Agreement in an aggregate amount of approximately $152.1 million, including accrued and unpaid interest, and to pay related fees and expenses related to the new credit agreement.

Borrowings under the 2024 Amended Term Loan Agreement bear interest at a rate per annum equal to a forward-looking term rate based on the SOFR for a tenor of three months (with a credit spread adjustment of 0.15% per annum) (or another applicable reference rate, as determined pursuant to the terms of the 2024 Amended Term Loan Agreement) plus an applicable margin of 7.75%.

The 2024 Amended Term Loan agreement contains certain financial covenants (as defined in the 2024 Term Loan Agreement), including maintenance of the following ratios.

●	Asset Coverage Ratio not to fall below 1.70x as of March 31, 2025 through and including June 30, 2025, 1.85x as of September 30, 2025 through and including December 31, 2025 and 2.00x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Total Net Leverage Ratio not to exceed 2.75x as of March 31, 2025 through and including June 30, 2025 and 2.50x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Current Ratio not to fall below 1.00x, determined on the last day of each calendar month commencing with the calendar month ending March 31, 2025; and
●	Liquidity not to fall below the greater of (x) $10,000,000 and (y) the amount equal to the scheduled principal and interest payments for the immediately succeeding three-month period, determined as of the last day of any fiscal quarter.

Under the 2024 Amended Term Loan Agreement, we are required to hedge approximately 85% to 50% of our anticipated oil and natural gas production, in varying percentages by year, on a rolling basis for the next four years. The 2024 Amended Term Loan Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

We are required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the aggregate principal amount of the loans outstanding on the Initial Closing Date, and subsequently on the amount of the loans outstanding on the Initial Closing Date plus the Incremental Term Loans, commencing with the fiscal quarter ending June 30, 2025. Under the 2024 Amended Term Loan Agreement, we must make scheduled amortization payments in the aggregate amount of $16.9 million in 2025 and $22.5 million in 2026.

For the year ended December 31, 2024, we recognized a loss on extinguishment of debt in the amount of $7.5 million resulting from the credit agreement refinancing on December 26, 2024 which includes a $3.6 million non-cash write-off of deferred financing costs, original issue discounts and embedded derivatives associated with the extinguished debt and $3.9 million in fees and debt issuance costs paid for the new debt.

Merger with Fury Resources

On December 14, 2023, we entered into the Merger Agreement with Parent and Merger Sub, a Delaware corporation and a direct, wholly owned subsidiary of Parent.

The Merger Agreement provided, that upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into us, with us surviving as a wholly owned subsidiary of Parent. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger, each of our issued and outstanding shares of Common Stock, par value $0.0001 per share (“Common Stock”) were to be converted into the right to receive cash, without interest, and such shares would cease to be outstanding, would automatically be canceled and retired and cease to exist; and each outstanding share of redeemable convertible preferred stock would be contributed to Parent in exchange for new preferred shares of Parent, or sold to Parent for cash, in each case at valuation based on the conversion or redemption value of such preferred stock.

If the Merger was consummated, our shares of Common Stock would no longer trade on the NYSE American and would be deregistered under the Securities Exchange Act of 1934, as amended. As a result, we would have become a private company.

On January 24, 2024, Parent and we agreed to cause an amount equal to $10.0 million to be distributed from the escrow account to the Company. The distribution was initially recorded as a deposit liability in “Other” long-term liabilities on the consolidated balance sheet. Upon termination of the Merger, the $10.0 million was recognized as “Other income” on the consolidated statement of operations for the year ended December 31, 2024.

Subsequent to several amendments to the Merger Agreement and upon failure of Parent to meet the funding and closing requirements of the Merger Agreement, we terminated the Merger Agreement on December 20, 2024.

We incurred approximately $5.5 million as of December 31, 2024, in costs and expenses, including fees for professional services and other transaction costs, in connection with the terminated Merger.

Preferred Stock Equity Issuance

During the third quarter of 2023, we obtained a support letter from the Investors to purchase additional preferred equity securities in an amount up to $55.0 million over the next 12 months and an aggregate of 35,000 shares of preferred stock were sold on December 15, 2023 under such support letter to the Investors for proceeds of $34.1 million, net of $0.9 million of original issue discount. At December 31, 2023, $20.0 million remained available for issuance under the support letter from the Investors.

On March 27, 2024, we sold, in a private placement, the remaining 20,000 shares of preferred stock under the commitment letter received during the third quarter of 2023 to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, who represent our largest three existing stockholders (the “Investors”). We received $19.5 million in proceeds, net of $0.5 million in original issue discount.

On May 13, 2024, we sold, in a private placement, an aggregate of 20,000 shares of preferred stock to the Investors for $19.5 million in proceeds, net of $0.5 million in original issue discount, and such proceeds were used to make a $17.3 million prepayment of outstanding borrowings under the 2021 Amended Term Loan Agreement to cure noncompliance of the Total Net Leverage Ratio as of March 31, 2024.

During the third quarter of 2024, we obtained support letters from the Investors to purchase up to $30.0 million of additional preferred equity securities on or before August 29, 2025 and all remain undrawn.

The issuances of preferred stock were approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock. For a further discussion of the redemption and conversion provisions associated with the preferred stock The issuances of preferred stock were approved by our board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the preferred stock.

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

Shares of preferred stock will be convertible, subject to conversion ratios and prices stipulated in the agreement, at any time by the holders and by Battalion after meeting certain other agreement requirements. Battalion will also have the right to redeem the preferred stock in cash at an amount equal to between 100-120% of the Liquidation Preference ($1,000 per share, increased for any PIK accruals) determined according to the redemption date. Additionally, in the event of a change of control, holders have the right to receive, (i) at any time on or prior to 150 days following the closing date, and at the election of the Company, a cash payment equal to the Liquidation Preference or equity consideration equal to the 107.5% of the Liquidation Preference, or (ii) at any time after 150 days following the closing date, a cash payment equal to between 100-120% of the Liquidation Preference determined by the redemption date or conversion into common stock. Consistent with the terms of the 2021 Amended Term Loan Agreement, an election of the cash payment option by holders in a change of control scenario is not permitted until (i) a termination of or certain amendments to the 2024 Amended Term Loan Agreement or (ii) one year past the maturity date of the 2024 Amended Term Loan Agreement. For additional information, see Item 8. Consolidated Financial Statements and Supplementary Date – Note 12, Redeemable Convertible Preferred Stock.

H2S Treating Joint Venture

In May 2022, we entered into a joint venture agreement with Caracara to develop the AGI Facility in Winkler County, Texas. The joint venture, operating as WAT, also entered into a GTA with us for natural gas production from our Monument Draw area. In exchange for contributing to the joint venture a wellbore with an approved permit for the injection of acid gas and surface land, we retained a 5% equity interest in WAT, an unconsolidated subsidiary. Caracara provided the initial capital for the construction of the Facility, which is expected to have an initial capacity of approximately 30 MMcf per day, and a design capacity to treat up to 10% combined concentrations for H2S and CO2. We initially expected the AGI facility to be mechanically complete in early April 2023 and the facility to be in service in the second quarter of 2023. However, during commissioning and initial operations, it was determined that additional pressure was required to initiate gas injection. To correct this issue, a positive displacement pump was ordered and installed. The AGI Facility’s injection well also experienced pressure communication between the tubing and annular space after an injection procedure. We commenced workover operations to remediate this issue.

During the third quarter of 2023, additional complications were encountered with the workover operation at the AGI Facility causing higher than expected costs. To fund this workover operation, we advanced capital contributions totaling approximately $18.5 million to date as of September 30, 2024 on behalf of our joint venture partner in WAT. Pursuant to the terms of the agreement governing the joint venture, we believe we have multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lesser of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance. Pursuant to such, we initially recorded the advanced amount as a contract asset. During the fourth quarter of 2024, Caracara delivered a demand notice disputing our claims, indicating that the carrying value of the contract asset may not be recoverable and as a result, we recognized $18.5 million of impairment of charges to reduce the carrying value of the contract asset to zero at December 31, 2024.

The AGI Facility has been processing gas since March 9, 2024 and continues to process gas currently. In addition to general facility downtime, the AGI Facility has experienced interruption in processing due to the completion of improvement and maintenance projects, including pump and other facility equipment replacement. The continued processing delays and interruptions in 2024 have resulted in higher processing fees than forecasted as we pay higher processing rates with other service providers.

Under the GTA, we pay a treating rate that varies based on volumes delivered to the AGI Facility and have a minimum volume commitment of 20 MMcf per day. The GTA has a tiered-rate structure based on actual volumes delivered. Our current estimates of future treating fee reductions are subject to various operational and other risk factors, some of which are beyond our control, which could impact the timing and extent of these estimates.

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. We generated a net loss of $64.1 million for the year ended December 31, 2024 and had negative working capital of $23.6 million as of December 31, 2024. As of December 31, 2024, we had $19.7 million of cash and cash equivalents, $63.0 million of Incremental Term Loans borrowing capacity remaining under our 2024 Amended

Term Loan Agreement (see Item 8. Consolidated Financial Statements and Supplementary Date – Note 7, Debt) and a total of $12.2 million in debt repayments due under our 2024 Term Loan Agreement through December 2025. During January 2025, in conjunction with the entry into the Incremental Term Loans, the required repayments under our 2024 Amended Term Loan Agreement increased to a total of $16.9 million due through December 31, 2025. At December 31, 2024, $30.0 million remained available for issuance on or before August 29, 2025 under a support letter from the Investors.

Our 2024 Amended Term Loan Agreement contains certain restrictive covenants as well as a mandatory repayment schedule. We are required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the aggregate principal amount of the loans outstanding commencing with the fiscal quarter ending June 30, 2025.

We continued to execute on a plan to reduce operating and capital costs to improve cash flow, including the issuance of preferred stock totaling $134.6 million during the years ended December 31, 2024 and 2023 and entry into our 2024 Amended Term Loan Agreement. We believe that, based upon our operational forecasts, cash and cash equivalents on hand and cost reduction measures, it is probable that we will have sufficient liquidity to fund our operations, meet our debt requirements and maintain compliance with our future debt covenants as described in Item 8. Consolidated Financial Statements and Supplementary Date – Note 7, Debt for the next 12 months from the issuance of these consolidated financial statements. We will, however, continue to consider alternative liquidity sources which could include entering into other financing arrangements (e.g. future equity raises), a sale of a portion of our non-core assets, seeking capital partners for our drilling program, pursuing strategic merger opportunities or joint ventures, the sale of the Company, or pursuing additional general and administrative or other cost reduction opportunities. Our estimates and forecasts are based upon assumptions that may prove to be incorrect due to many factors that are currently unknown, such as prevailing economic conditions, many of which are beyond our control. In the event the assumptions underlying our estimates and forecasts prove to be incorrect, our operating plans, capital requirements, and covenant compliance may be adversely impacted.

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

Lastly, actual or anticipated declines in domestic or foreign economic activity or growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the U.S. or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from international conflicts, efforts to contain pandemics or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price received for oil and natural gas production or adversely impacting our ability to comply with covenants in our 2024 Amended Term Loan Agreement. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations, cash flows and, potentially, compliance with the covenants contained in our 2024 Amended Term Loan Agreement.

Capital Expenditures. During 2024, we spent approximately $64.6 million in capital expenditures, including drilling, completion, support infrastructure and other capital costs. During 2024, we ran one operated rig in the Delaware Basin. We drilled and cased 4.0 gross (3.95 net) operated wells, completed 4.0 gross (3.95 net), and put online 4.0 gross (3.88 net) operated wells during the year.

Debt Obligations. On December 26, 2024 (the “Initial Closing Date”), we and our wholly-owned subsidiary Halcón Holdings, LLC (the “Borrower”), entered into the 2024 Term Loan Agreement. Pursuant to the 2024 Term Loan Agreement, the lenders party thereto agreed to provide the Borrower with (i) an initial term loan facility in the aggregate principal amount of $162.0 million, funded on December 26, 2024 and (ii) an incremental term loan facility in the aggregate principal amount of up to $63.0 million to be made available to the Borrower from January 3, 2025 until the date that is the earliest to occur of (x) the date on which such incremental term facility is fully drawn, (y) the date on which such incremental term facility is terminated and (z) January 11, 2025, subject to the satisfaction of certain conditions. On January 9, 2025, the Borrower entered into the First Amendment to its 2024 Term Loan Agreement. Pursuant to the First Amendment, the Borrower incurred $63.0 million of Incremental Term Loans.

The maturity date of the 2024 Amended Term Loan Agreement is December 26, 2028.

All obligations under the 2021 Amended Term Loan Agreement were refunded, refinanced and repaid in full by the loans under the 2024 Term Loan Agreement as the net proceeds of the 2024 Term Loan Agreement were used to repay all outstanding indebtedness under the 2021 Amended Term Loan Agreement in an aggregate amount of approximately $152.1 million, including accrued and unpaid interest, and to pay related fees and expenses related to the new credit agreement.

Borrowings under the 2024 Amended Term Loan Agreement bear interest at a rate per annum equal to a forward-looking term rate based on SOFR for a tenor of three months (with a credit spread adjustment of 0.15% per annum) (or another applicable reference rate, as determined pursuant to the terms of the 2024 Amended Term Loan Agreement) plus an applicable margin of 7.75%.

We may elect, at our option, to prepay any borrowing outstanding under the 2024 Amended Term Loan Agreement. Such voluntary prepayments, certain mandatory prepayments and change of control prepayments are subject to the following prepayment premium, as applicable:

Period	Premium
Months 0 - 12	Make-whole amount equal to 12 months of interest plus 4.00%
Months 13 - 30	2.00%
Thereafter	0.00%

In the event we shall receive a disapproval notice (as defined in the 2024 Term Loan Agreement) from the required lenders under the 2024 Amended Term Loan Agreement rejecting or otherwise disqualifying a proposed buyer in connection with a permitted change in control thereunder to be consummated within 12 months following the Initial Closing Date, such voluntary prepayments, certain mandatory prepayments and change of control prepayments are subject to the following prepayment premium, as applicable:

Period	Premium
Months 0 - 9	Make-whole amount equal to 9 months of interest plus 2.00%
Months 10 - 30	2.00%
Thereafter	0.00%

We may be required to make mandatory prepayments of the loans under the 2024 Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales and with excess cash on hand in excess of certain maximum levels. We are required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the aggregate principal amount of the loans outstanding commencing with the fiscal quarter ending June 30, 2025.

Amounts outstanding under the 2024 Amended Term Loan Agreement are guaranteed by certain of our direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and of the equity interests of the Borrower held by the Company.

The 2024 Amended Term Loan agreement contains certain financial covenants (as defined in the 2024 Term Loan Agreement), including the maintenance of the following ratios.

●	Asset Coverage Ratio not to fall below 1.70x as of March 31, 2025 through and including June 30, 2025, 1.85x as of September 30, 2025 through and including December 31, 2025 and 2.00x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Total Net Leverage Ratio not to exceed 2.75x as of March 31, 2025 through and including June 30, 2025 and 2.50x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Current Ratio not to fall below 1.00x, determined on the last day of each calendar month commencing with the calendar month ending March 31, 2025; and
●	Liquidity not to fall below the greater of (x) $10,000,000 and (y) the amount equal to the scheduled principal and interest payments for the immediately succeeding three month period, determined as of the last day of any fiscal quarter.

Under the 2024 Amended Term Loan Agreement, we are required to hedge approximately 85% to 50% of our anticipated oil and natural gas production, in varying percentages by year, on a rolling basis for the next four years. The 2024 Amended Term Loan Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

Changes in the level and timing of our production, drilling and completion costs, the cost and availability of transportation for our production and other factors varying from our expectations can affect our ability to comply with the covenants under our 2024 Amended Term Loan Agreement. As a consequence, we endeavor to anticipate potential covenant compliance issues and work with our lenders to address any such issues ahead of time.

The results presented in this Form 10-K are not necessarily indicative of future operating results. For further information regarding these risks and uncertainties on us, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Cash Flow. Net (decrease) increase in cash, cash equivalents and restricted cash is summarized as follows for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Cash flows provided by operating activities	$35,355	$17,589
Cash flows used in investing activities	(65,443)	(51,845)
Cash flows (used in) provided by financing activities	(7,728)	59,059
Net (decrease) increase in cash, cash equivalents and restricted cash	$(37,816)	$24,803

Operating Activities. Net cash flows provided by operating activities for the years ended December 31, 2024 and 2023 were $35.4 million and $17.6 million, respectively. Operating cash flows for the year ended December 31, 2024 increased from the prior year primarily due to lower gathering and transportation expense, decreased interest expense associated with lower outstanding debt balance during the year, the inclusion of the merger termination payment of $10.0 million and changes in working capital. The increase in operating cash flows in 2024 were partially offset by decreased oil and natural gas revenues as a result of lower realized commodity prices and lower production volumes than the comparable prior year period.

Investing Activities. Net cash flows used in investing activities for the years ended December 31, 2024 and 2023 were approximately $65.4 million and $51.8 million, respectively.

During the year ended December 31, 2024, we spent $64.6 million on oil and natural gas capital expenditures, of which $57.8 million related to drilling and completion costs and $5.7 million related to the development of our treating equipment and gathering support infrastructure.

During the year ended December 31, 2023, we spent $46.3 million on oil and natural gas capital expenditures, of which $40.4 million related to drilling and completion costs and $4.7 million related to the development of our treating equipment and gathering support infrastructure.

Financing Activities. Net cash flows used in financing activities for the year ended December 31, 2024 were $7.7 million compared to net cash flows provided by financing activities for the year ended December 31, 2023 of $59.1 million. During the year ended December 31, 2024, prior to the refinancing transaction, we made principal payments of $52.4 million under our 2021 Amended Term Loan Agreement. On December 26, 2024, we entered into the 2024 Term Loan Agreement, incurring $162.0 million in borrowings, which such proceeds were used to repay all amounts outstanding under the 2021 Amended Term Loan Agreement in the amount of $147.7 million. Additionally, we incurred $8.2 million of debt issuance costs related to the new credit agreement. We received $38.8 million in proceeds from the sales and issuance of preferred stock during the year ended December 31, 2024.

During the year ended December 31, 2023, we received $95.6 million in proceeds from the sales and issuance of preferred stock and we made $35.0 million of repayments under our 2021 Amended Term Loan Agreement.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and natural gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under U.S. GAAP. We also describe the significant estimates and assumptions we make in applying these policies. We discussed the development, selection and disclosure of each of these with our audit committee. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 1, “Summary of Significant Events and Accounting Policies,” for a discussion of additional accounting policies and estimates made by management.

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

Proved Oil and Natural Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with U.S. GAAP and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depletion, depreciation and accretion expense and the full cost ceiling test limitation. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under defined economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions; and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves.

Our estimated proved reserves for the years ended December 31, 2024 and 2023 were prepared by NSAI, an independent oil and natural gas reservoir engineering consulting firm. For more information regarding reserve estimation, including historical reserve revisions, refer to Item 8. Consolidated Financial Statements and Supplementary Data—“Supplemental Oil and Gas Information (Unaudited).”

Depletion Expense

Our rate of recording depletion expense is primarily dependent upon our estimate of proved reserves, which is utilized in our unit-of-production method calculation. If the estimates of proved reserves were to be reduced, the rate at which we record depletion expense would increase, reducing net income. Such a reduction in reserves may result from calculated lower market prices, which may make it non-economic to drill for and produce higher cost reserves. At December 31, 2024, a five percent positive revision to proved reserves would decrease the depletion rate by approximately $0.54 per Boe and a five percent negative revision to proved reserves would increase the depletion rate by approximately $0.61 per Boe.

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

Using the first-day-of-the-month average for the 12-months ended December 31, 2024 of the WTI crude oil spot price of $76.32 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended December 31, 2024 of the Henry Hub natural gas price of $2.13 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials, our ceiling test calculation did not generate an impairment at December 31, 2024, holding all other inputs and factors constant. Based on SEC prices as of March 1, 2025, the prices utilized in the first quarter 2025 full cost ceiling test limitation calculation will be $75.33 per barrel of oil and $2.44 per MMBtu of natural gas. Applying these first quarter 2025 prices and holding all other inputs constant to those used in the calculation of our December 31, 2024 ceiling test, no full cost ceiling limitation impairment is indicated for March 31, 2025. However, a full cost ceiling limitation impairment may still be realized in the future based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, production, lower commodity prices, changes in estimated future development costs and operating expenses, and other revisions to our proved reserves. Any such ceiling test impairments in the future could be material to our net earnings.

Future Development Costs

Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production facilities, gathering systems and related structures and restoration costs. We develop estimates of these costs for each of our properties based upon their geographic location, type of production facility, well depth, currently available procedures and ongoing consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and future abandonment costs on an annual basis. At December 31, 2024, a five percent increase in future development and abandonment costs would increase the depletion rate by approximately $0.34 per Boe and a five percent decrease in future development and abandonment costs would decrease the depletion rate by $0.33 per Boe.

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

Income Taxes

Our provision for income taxes includes both state and federal taxes. We account for income taxes using the asset and liability method wherein deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the consolidated balance sheets.

In assessing the need for a valuation allowance on our deferred tax assets, we consider possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies. We consider all available evidence (both positive and negative) in determining whether a valuation allowance is required. Based upon the evaluation of available evidence, a valuation allowance of $317.4 million has been applied against our deferred tax asset balance as of December 31, 2024.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The table below set forth financial information for the periods presented.

	Years Ended
	December 31,
In thousands (except per unit and per Boe amounts)	2024	2023
Operating revenues:
Oil	$174,607	$183,634
Natural gas	(2,213)	11,057
Natural gas liquids	20,822	23,814
Other	677	2,257
Total operating revenues	193,893	220,762
Operating expenses:
Production:
Lease operating	45,275	44,864
Workover and other	5,215	7,149
Taxes other than income	11,238	11,943
Gathering and other	54,117	63,575
General and administrative:
General and administrative	18,204	20,095
Stock-based compensation	152	(1,070)
Depletion, depreciation and accretion:
Depletion – Full cost	51,297	55,179
Depreciation – Other	638	652
Accretion expense	991	793
Impairment of contract asset	18,511	—
Other income (expenses):
Net gain on derivative contracts	2,308	12,689
Interest expense and other	(14,956)	(33,319)
Loss on extinguishment of debt	(7,489)	—
Net loss	$(31,882)	$(3,048)

Production:
Crude oil – MBbls	2,363	2,415
Natural gas – MMcf	7,814	8,718
Natural gas liquids – MBbls	971	1,163
Total MBoe(1)	4,636	5,031
Average daily production – Boe(1)	12,667	13,784

Average price per unit (2):
Crude oil price - Bbl	$73.89	$76.04
Natural gas price - Mcf	(0.28)	1.27
Natural gas liquids price - Bbl	21.44	20.48
Total per Boe(1)	41.68	43.43

Average cost per Boe:
Production:
Lease operating	$9.77	$8.92
Workover and other	1.12	1.42
Taxes other than income	2.42	2.37
Gathering and other	11.67	12.64
General and administrative:
General and administrative	3.93	3.99
Stock-based compensation	0.03	(0.21)
Depletion	11.06	10.97
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and NGLs revenues were $193.2 million and $218.5 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $25.3 million in revenue is primarily attributable to a $7.6 million decrease resulting from lower average realized prices and a $17.7 million decrease due to lower production volumes in 2024 compared to 2023. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Production for the years ended December 31, 2024 and 2023 averaged 12,667 Boe/d and 13,784 Boe/d, respectively. Production is lower in 2024 compared with 2023 in total due largely to the timing of capital expenditures spent to bring new wells online and natural production declines on our existing producing wells. In 2024, we put online 4.0 gross (3.88 net) operated wells while in 2023 we put online 3.0 gross (3.00 net) operated wells. However, two of the four operated wells placed online in 2024 were put online during the fourth quarter. As such, these wells had minimal impact on 2024 production.

Lease Operating Expenses. Lease operating expenses were $45.3 million and $44.9 million for the years ended December 31, 2024 and 2023, respectively. On a per unit basis, lease operating expenses were $9.77 per Boe and $8.92 per Boe for the years ended December 31, 2024 and 2023, respectively. The increase year over year in lease operating expenses and on a per unit basis is primarily a result of an inflationary market increase in maintenance, power, and chemical costs.

Workover and Other Expenses. Workover and other expenses were $5.2 million and $7.2 million for the years ended December 31, 2024 and 2023, respectively. On a per unit basis, workover and other expenses were $1.12 per Boe and $1.42 per Boe for the years ended December 31, 2024 and 2023, respectively. The decreased workover and other expenses in 2024 relate to fewer significant workover projects undertaken in the current year compared to 2023.

Taxes Other than Income. Taxes other than income were $11.2 million and $11.9 million for the years ended December 31, 2024 and 2023, respectively. Most production taxes are based on production volumes and realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease, as such, taxes other than income decreased due to the decrease in revenues. On a per unit basis, taxes other than income were $2.42 per Boe and $2.37 per Boe for the years ended December 31, 2024 and 2023, respectively.

Gathering and Other Expenses. Gathering and other expenses were $54.1 million and $63.6 million for the years ended December 31, 2024 and 2023, respectively. On a per unit basis, gathering and other expenses were $11.67 per Boe and $12.64 per Boe for the years ended December 31, 2024 and 2023, respectively. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced and the amounts paid to treat our sour gas volumes, either through the AGI Facility or through third parties. For the year ended December 31, 2024, overall natural gas production volumes decreased compared to 2023 in addition to cost savings realized with the AGI Facility coming online.

General and Administrative Expense. General and administrative expense was $18.2 million and $20.1 million for the years ended December 31, 2024 and 2023, respectively. The decrease in general and administrative expense for 2024 is primarily associated with a decrease in payroll and employee benefits, partially offset by an increase in professional fees and nonrecurring costs related to the terminated merger. On a per unit basis, general and administrative expense were $3.93 per Boe and $3.99 per Boe for the years ended December 31, 2024 and 2023, respectively.

Depletion, Depreciation, and Amortization Expense. Depletion expense was $51.3 million and $55.2 million for the years ended December 31, 2024 and 2023, respectively. On a per unit basis, depletion expense was $11.06 per Boe and $10.97 per Boe for the years ended December 31, 2024 and 2023, respectively. Depletion for oil and natural gas properties is calculated using the unit-of-production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. The decrease of $3.9 million in depletion expense for the year ended December 31, 2024 compared to 2023 is primarily due to the decrease in production when comparing 2024 to 2023. The increase in our depletion rate for the year ended December 31, 2024 compared to 2023 is primarily due to decreased proved reserves relative to the change in future development costs associated with those reserves when comparing 2024 to 2023.

Impairment of contract asset. We had advanced total capital contributions of approximately $18.5 million on behalf of our joint venture partner in WAT to fund a workover operation on the AGI Facility, of which $15.1 million was incurred during 2023 and the remaining $3.4 million during 2024. Pursuant to the terms of the agreement governing the joint venture, we have multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lesser of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advances, none of which would occur until the expiration of the current tolling agreement between the parties. Pursuant to such, we initially recorded the advance as a Contract asset in the Consolidated Balance Sheet and assessed the fair value of the contract asset on a quarterly basis for possible impairment. During the fourth quarter of 2024, Caracara delivered a demand notice disputing our claims, indicating that the carrying value of the contract asset may not be recoverable and as a result, we recognized $18.5 million of impairment of charges to reduce the carrying value of the contract asset to zero as of December 31, 2024.

Net gain on derivative contracts. We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes. Accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statements of operations. We recorded a net derivative gain of $2.3 million ($11.1 million net gain on unsettled contracts and $8.8 million net loss on settled contracts) for the year ended December 31, 2024 and a net derivative gain of $12.7 million ($21.9 million net gain on unsettled contracts and $9.2 million net loss on settled contracts) for the year ended December 31, 2023. At December 31, 2024, we had a $11.0 million derivative asset, $7.0 million of which was classified as current, and we had a $19.3 million derivative liability, $12.3 million of which was classified as current.

Interest Expense and Other. Interest expense and other was $15.0 million and $33.3 million for the years ended December 31, 2024 and 2023, respectively. Interest expense and other primarily decreased in the current year period compared to the same period in the prior year due to receipt of a $10.0 million payment for the merger termination combined with a $7.5 million decrease in interest expense resulting from lower average debt balances from repayment of borrowings associated with our 2021 Amended Term Loan Agreement. Our weighted average interest rate for the year ended December 31, 2024, was approximately 12.88%. For the first quarter of 2025, we anticipate our interest rate will be 12.23% on outstanding borrowings.

Loss on extinguishment of debt. On December 26, 2024, we entered into the 2024 Amended Term Loan Agreement to fully refinance and repay our 2021 Amended Term Loan Agreement and recognized a $7.5 million loss on extinguishment of debt, which includes a $3.6 million non-cash write-off of deferred financing costs, original issue discounts and embedded derivatives associated with the extinguished debt and $3.9 million in fees and debt issuance costs paid for the new debt.

Recently Issued Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 8. Consolidated Financial Statements and Supplementary Data—Note 1, “Summary of Significant Events and Accounting Policies.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments and Hedging Activity

We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil and natural gas prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include fixed-price swaps, costless collars, basis swaps and WTI NYMEX rolls. The total volumes that we hedge through the use of our derivative instruments varies from period to period, however, our requirement under our Amended Term Loan Agreement, is to hedge approximately 85% to 50% of our anticipated oil and natural gas production, in varying percentages by year, on a rolling basis for the next four years, when derivative contracts are available at terms and prices acceptable to us. Our hedge policies and objectives may change significantly as our operational profile and contractual obligations change but remain consistent with the requirements in effect under our 2024 Amended Term Loan Agreement. We do not enter into derivative contracts for speculative trading purposes.

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of December 31, 2024, we did not post collateral under any of our derivative contracts as they are secured under our 2024 Amended Term Loan Agreement.

We account for our derivative activities under the provisions of ASC Topic 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 9, “Derivative and Hedging Activities,” for more details.

Fair Market Value of Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 8, “Fair Value Measurements,” for additional information.

Interest Rate Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are SOFR-based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At December 31, 2024, the principal amount of our debt was $162.00 million, of which substantially all bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At December 31, 2024, the weighted average interest rate on our variable rate debt was 12.88% per year. If the balance of our variable interest rate debt at December 31, 2024 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.0 million per year.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Battalion Oil Corporation (the “Company”), including the Company’s Chief Executive Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, Management concluded that Battalion Oil Corporation’s internal control over financial reporting was effective as of December 31, 2024.

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
March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Battalion Oil Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Battalion Oil Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Proved Oil and Natural Gas Property and Depletion — Oil and Natural Gas Reserve Quantities — Refer to Note 1 and 6 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate management’s significant judgments and assumptions related to oil and natural gas reserves quantities and estimates of the future net cash flows included the following, among others:

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
March 31, 2025

We have served as the Company’s auditor since 2012.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$174,607	$183,634
Natural gas	(2,213)	11,057
Natural gas liquids	20,822	23,814
Total oil, natural gas and natural gas liquids sales	193,216	218,505
Other	677	2,257
Total operating revenues	193,893	220,762

Operating expenses:
Production:
Lease operating	45,275	44,864
Workover and other	5,215	7,149
Taxes other than income	11,238	11,943
Gathering and other	54,117	63,575
General and administrative	18,356	19,025
Depletion, depreciation and accretion	52,926	56,624
Impairment of contract asset	18,511	—
Total operating expenses	205,638	203,180
Income from operations	(11,745)	17,582

Other income (expenses):
Net gain on derivative contracts	2,308	12,689
Interest expense and other	(14,956)	(33,319)
Loss on extinguishment of debt	(7,489)	—
Total other income expenses	(20,137)	(20,630)
Loss before income taxes	(31,882)	(3,048)
Income tax benefit (provision)	—	—
Net loss	$(31,882)	$(3,048)
Preferred dividends	(32,219)	(12,047)
Net loss available to common stockholders	$(64,101)	$(15,095)

Net loss per share of common stock:
Basic	$(3.90)	$(0.92)
Diluted	$(3.90)	$(0.92)
Weighted average common shares outstanding:
Basic	16,457	16,441
Diluted	16,457	16,441

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$19,712	$57,529
Accounts receivable, net	26,298	23,021
Assets from derivative contracts	6,969	8,992
Restricted cash	91	90
Prepaids and other	982	907
Total current assets	54,052	90,539
Oil and natural gas properties (full cost method):
Evaluated	816,186	755,482
Unevaluated	49,091	58,909
Gross oil and natural gas properties	865,277	814,391
Less - accumulated depletion	(497,272)	(445,975)
Net oil and natural gas properties	368,005	368,416
Other operating property and equipment:
Other operating property and equipment	4,663	4,640
Less - accumulated depreciation	(2,455)	(1,817)
Net other operating property and equipment	2,208	2,823
Other noncurrent assets:
Assets from derivative contracts	4,052	4,877
Operating lease right of use assets	453	1,027
Other assets	2,278	17,656
Total assets	$431,048	$485,338

Current liabilities:
Accounts payable and accrued liabilities	$52,682	$66,525
Liabilities from derivative contracts	12,330	17,191
Current portion of long-term debt	12,246	50,106
Operating lease liabilities	406	594
Total current liabilities	77,664	134,416
Long-term debt, net	145,535	140,276
Other noncurrent liabilities:
Liabilities from derivative contracts	6,954	16,058
Asset retirement obligations	19,156	17,458
Operating lease liabilities	84	490
Other	—	2,084
Commitments and contingencies (Note 11)
Temporary equity:
Redeemable convertible preferred stock: 138,000 shares and 98,000 shares
of $0.0001 par value authorized, issued and outstanding as of	177,535	106,535
December 31, 2024 and 2023, respectively
Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,456,563 shares issued and outstanding as of December 31, 2024 and 2023	2	2
Additional paid-in capital	288,993	321,012
Accumulated deficit	(284,875)	(252,993)
Total stockholders' equity	4,120	68,021
Total liabilities and stockholders' equity	$431,048	$485,338

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2022	16,345	$2	$334,571	$(249,945)	$84,628
Net income	—	—	—	(3,048)	(3,048)
Deemed dividends for preferred stock	—	—	(12,047)
Long-term incentive plan vestings	159	—	—	—	—
Tax withholding on vesting of restricted stock units	(47)	—	(453)	—	(453)
Stock-based compensation	—	—	(1,059)	—	(1,059)
Balances at December 31, 2023	16,457	2	321,012	(252,993)	68,021
Net loss	—	—	—	(31,882)	(31,882)
Deemed dividends for preferred stock	—	—	(32,219)	—	(32,219)
Long-term incentive plan vestings	—	—	—	—	—
Tax withholding on vesting of restricted stock units	—	—	—	—	—
Stock-based compensation and other	—	—	200	—	200
Balances at December 31, 2024	16,457	$2	$288,993	$(284,875)	$4,120

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(31,882)	$(3,048)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and accretion	52,926	56,624
Impairment of contract asset	18,511	—
Stock-based compensation, net	152	(1,070)
Unrealized gain on derivative contracts	(11,116)	(21,934)
Amortization/accretion of financing related costs	6,418	7,615
Loss (gain) on extinguishment of debt	7,489	—
Accrued settlements on derivative contracts	403	259
Change in fair value of embedded derivative liability	(2,084)	(2,052)
Other expense (income)	324	358
Change in assets and liabilities:
Accounts receivable	(2,765)	15,658
Prepaids and other	(75)	202
Accounts payable and accrued liabilities	(2,946)	(35,023)
Net cash provided by operating activities	35,355	17,589

Cash flows from investing activities:
Oil and natural gas capital expenditures	(64,625)	(46,288)
Proceeds received from sales of oil and natural gas assets	7,015	4,929
Acquisition of oil and natural gas properties	(47)	—
Other operating property and equipment capital expenditures	(23)	(153)
Contract asset	(7,737)	(10,308)
Other	(26)	(25)
Net cash used in investing activities	(65,443)	(51,845)

Cash flows from financing activities:
Proceeds from borrowings	162,000	—
Repayments of borrowings	(200,109)	(35,093)
Payment of deferred financing costs	(8,400)	—
Proceeds from issuance of preferred stock	38,781	94,607
Other	—	(455)
Net cash (used in) provided by financing activities	(7,728)	59,059

Net increase (decrease) in cash, cash equivalents and restricted cash	(37,816)	24,803

Cash, cash equivalents and restricted cash at beginning of period	57,619	32,816
Cash, cash equivalents and restricted cash at end of period	$19,803	$57,619

Supplemental cash flow information:
Cash paid for interest	$22,317	$28,709

Disclosure of non-cash investing and financing activities:
Asset retirement obligations	$707	$1,308
Capital expenditures in accrued liabilities and accounts payable	(7,526)	(4,381)
Contract asset costs in accounts payable and accrued liabilities	—	4,753
Deemed dividends on Series A preferred stock	32,219	12,047
Accrued offering costs	—	(119)

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT EVENTS AND ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Battalion Oil Corporation (“Battalion” or the “Company”) is the successor reporting company to Halcón Resources Corporation (“Halcón”). On January 21, 2020, Battalion filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect a change of the Company’s corporate name from Halcón Resources Corporation to Battalion Oil Corporation.

Battalion is an independent energy company focused on the acquisition, production, exploration and development of onshore liquids-rich oil and natural gas assets in the United States (“U.S.”). The consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has evaluated events and transactions through the date of issuance of this report in conjunction with the preparation of these consolidated financial statements. These consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Estimates and assumptions that, in the opinion of management of the Company, are significant include oil and natural gas revenue accruals, capital and operating expense accruals, oil and natural gas reserves, depletion relating to oil and natural gas properties, asset retirement obligations and fair value estimates. The Company bases its estimates and judgments on historical experience and on various other assumptions and information believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company’s consolidated financial statement and the results presented in this Annual Report on Form 10-K are not necessarily indicative of future operating results.

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

	December 31, 2024	December 31, 2023

Cash and cash equivalents	$19,712	$57,529
Restricted cash	91	90
Total cash, cash equivalents and restricted cash	$19,803	$57,619

Restricted cash consists primarily of funds to collateralize company credit cards.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Oil and Natural Gas Properties

The Company uses the full cost method of accounting for its investment in oil and natural gas properties as prescribed by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, all costs incurred in the acquisition, exploration and development of proved and unproved oil and natural gas properties, including the costs of abandoned properties, treating equipment and gathering support facilities, dry holes, geophysical costs and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to estimated proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on estimated proved reserves. The net capitalized costs of evaluated oil and natural gas properties are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depletion, exceed the discounted future net revenues of proved oil and natural gas reserves, net of deferred taxes, such excess capitalized costs are charged to expense.

Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company reviews its unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full cost pool and thereby subject to amortization. Investments in unevaluated oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress, qualify for interest capitalization. The Company determines capitalized interest, when applicable, by multiplying the Company’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred that were excluded from the full cost pool; however, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The Company’s accounting policy on the capitalization of interest establishes thresholds for the determination of a development project for the purpose of interest capitalization. The Company did not capitalize any interest for the years ended December 31, 2024 and 2023.

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

The Company reviews its other operating property and equipment for impairment in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment (“ASC 360”). ASC 360 requires the Company to evaluate other operating property and equipment for impairment as events occur or circumstances change that would more likely than not reduce the fair value below the carrying amount. If the carrying amount is not recoverable from its undiscounted cash flows, then the Company would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, the Company evaluates the remaining useful lives of its other operating property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.

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

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and natural gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts from its oil and natural gas purchasers. In 2024 and 2023, two individual purchasers of the Company’s production, Western Refining Company L.P. and Sunoco Inc., each accounted for more than 10% of total sales for the year, collectively representing 86% and 79% of its total sales, respectively.

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

The Company’s exposure to credit risk under its derivative contracts is varied among major financial institutions with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At December 31, 2024, the Company’s derivative counterparty is a major financial institution and a lender party under the 2024 Amended Term Loan Agreement.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Risk Management Activities

From time to time, in accordance with the Company’s policy, it may hedge a portion of its forecasted oil and natural gas production. The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The Company has elected to not designate any of its positions for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in “Net gain (loss) on derivative contracts” on the consolidated statements of operations.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires an entity, even one with only one reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires an entity to disclose the title and position of the chief operating decision maker. ASU 2023-07 does not change how an entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for fiscal year requirements on December 31, 2024. The requirements of ASU 2023-07 are disclosure-related and did not have an impact on the Company’s consolidated financial position or results of operations. See Note 2, “Segments” for the updated segment disclosures resulting from the adoption of ASU 2023-07.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within the fiscal year beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

2. SEGMENTS

The Company has determined that it operates as one reportable segment which focuses on oil and natural gas acquisition, production, exploration and development. The Company evaluates performance based on consolidated income or loss from operations. The Company’s chief executive officer and chief operating officer together function as the Company’s chief operating decision maker (the “CODM”). The CODM evaluates and manages performance and resource allocation based on consolidated production and operating expenses. Significant expenses provided to the CODM for review consist of lease operating expenses, workover and other expense and gathering and other expense. The Company’s significant segment expenses are derived from and can be found within the consolidated statement of operations. The measure of segment assets for the Company’s single reportable segment is “Total assets” as reported on the consolidated balance sheet.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. MERGER AGREEMENT

On December 14, 2023, the Company entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”) with Fury Resources, Inc., a Delaware corporation (“Parent”) and San Jacinto Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a direct, wholly owned subsidiary of Parent. The Merger Agreement provided, that upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub was to merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent.

On January 24, 2024, Parent and the Company agreed to cause an amount equal to $10.0 million to be distributed from the escrow account to the Company. Such was initially recorded as a deposit liability in “Other” long-term liabilities on the consolidated balance sheet. Upon termination of the Merger Agreement, the $10.0 million was reclassified to “Other income” on the consolidated statement of operations for the year ended December 31, 2024.

On April 24, 2024, pursuant to an amendment to the Merger Agreement dated April 16, 2024, Parent paid to the Company $0.1 million to be used by the Company to pay the Company’s costs and expenses associated with printing and mailing the definitive Proxy Statement for the Merger to the Company’s stockholders.

On December 20, 2024, the Company terminated the Merger Agreement.

4. LEASES

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Company’s leases for the periods indicated (in thousands, except years and discount rate):

	Years Ended December 31,
	2024		2023
Lease cost
Operating lease costs	$668		$601
Short-term lease costs	4,319		2,536
Total lease costs	$4,987		$3,137

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$688		$604
Weighted-average remaining lease term - operating leases	1.0	years	1.8	years
Weighted-average discount rate - operating leases	12.17%		12.32%

The “Operating lease right of use assets” outstanding on the consolidated balance sheet as of December 31, 2024 and 2023 resulted from operating leases entered into during the year ended December 31, 2023 with initial lease terms of 1.9 years and 2.7 years.

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space and equipment as of December 31, 2024, are presented in the table below (in thousands):

December 31, 2024
2025	$431
2026	86
Total operating lease payments	517
Less: discount to present value	(27)
Total operating lease liabilities	490
Less: current operating lease liabilities	406
Noncurrent operating lease liabilities	$84

5. OPERATING REVENUES

Substantially all of the Company’s oil, natural gas, and NGLs revenues are derived from the Delaware Basin in Pecos, Reeves, Ward and Winkler Counties, Texas. Revenue is presented disaggregated in the statement of operations by major product, and depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors in the Company’s single basin operations.

Revenue is recognized when the following five steps are completed: (1) identify the contract with the customer, (2) identify the performance obligation (promise) in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, (5) recognize revenue when the performance obligation is satisfied. Revenues from the sale of crude oil, natural gas and natural gas liquids are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of each unit (e.g. barrel of oil, Mcf of natural gas) of commodity to the customer. Revenue is measured based on contract consideration allocated to each unit of commodity and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Since the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $23.5 million and $19.8 million as of December 31, 2024 and 2023, respectively, as “Accounts receivable, net” on the consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

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

Natural Gas and NGLs Sales

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

Under certain contracts, the Company may elect to take its residue gas and/or NGLs in-kind at the tailgate of the midstream entity’s processing plant. The Company then sells the products to a customer at contractual delivery points at prices based on an index. In these instances, revenues are presented on a gross basis and any fees incurred to gather, process or transport the commodities are presented separately as “Gathering and other” on the consolidated statements of operations.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023

Subject to depletion	$816,186	$755,482
Not subject to depletion:
Other capital costs:
Incurred in 2024	1	—
Incurred in 2023	31	31
Incurred in 2022 and prior(1)	49,059	58,878
Total not subject to depletion	49,091	58,909
Gross oil and natural gas properties	865,277	814,391
Less accumulated depletion	(497,272)	(445,975)
Net oil and natural gas properties	$368,005	$368,416
(1)	In 2019, with the adoption of fresh-start accounting, the Company’s unevaluated properties were recorded at fair value.

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, treating equipment and gathering support facilities costs, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $51.3 million and $55.2 million for the years ended December 31, 2024 and 2023, respectively. Depletion expense is recorded in “Depletion, depreciation and accretion” in the Company’s consolidated statements of operations.

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

The ceiling test value of the Company’s reserves was calculated based on the following prices:

	West Texas Intermediate (per barrel) (1)	Henry Hub (per MMBtu) (1)
December 31, 2024	$76.32	$2.13
December 31, 2023	78.21	$2.64
(1)	Unweighted average of the first day of the 12-months ended spot price, adjusted by lease or field for quality, transportation fees, and regional price differentials.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's net book value of oil and natural gas properties for both 2024 and 2023 did not exceed the ceiling amount. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties to the full cost pool, capital spending, and other factors will determine the Company’s ceiling test calculation and impairment analyses in future periods.

7. DEBT

As of December 31, 2024 and 2023, the Company’s debt consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Term loan credit facility	$162,000	$200,000
Other	106	215
Total debt (Face Value)	162,106	200,215
Less:
Current Portion of Long-Term Debt(1)	(12,246)	(50,106)
Other(2)	(4,325)	(9,833)
Long-Term Debt, net	$145,535	$140,276
(1)	Amounts primarily reflect payments due of $12.2 million under the Company’s 2024 Amended Term Loan Agreement and $50.0 million under the Company’s 2021 Amended Term Loan Agreement due within one year as of December 31, 2024 and December 31, 2023, respectively.
(2)	Amounts primarily reflect unamortized discount and debt issuance costs of approximately $4.3 million and $6.9 million at December 31, 2024 and December 31, 2023, respectively. The December 31, 2023 balance also includes an unamortized debt discount associated with an embedded derivative separately presented and further described in Note 8, “Fair Value Measurements”. For the years ended December 31, 2024 and 2023, we recorded approximately $6.4 million and $7.6 million, respectively, in interest expense reflecting the amortization/accretion of deferred financing costs and debt discount.

Amended and Restated Credit Agreement

On December 26, 2024 (the “Initial Closing Date”), Halcón Holdings, LLC (the “Borrower”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Senior Secured Credit Agreement (the “2024 Term Loan Agreement”) with Fortress Credit Corp., as administrative agent, and certain other financial institutions party thereto, as lenders. The 2024 Term Loan Agreement amends and restates in its entirety the Company’s 2021 Amended Term Loan Agreement (as defined below). Pursuant to the 2024 Term Loan Agreement, the lenders party thereto agreed to provide the Borrower with (i) an initial term loan facility in the aggregate principal amount of $162.0 million, funded on December 26, 2024 and (ii) an incremental term loan facility in the aggregate principal amount of up to $63.0 million to be made available to the Borrower from January 3, 2025 until the date that is the earliest to occur of (x) the date on which such incremental term facility is fully drawn, (y) the date on which such incremental term facility is terminated and (z) January 11, 2025, subject to the satisfaction of certain conditions. On January 9, 2025, the Borrower entered into a first amendment (the “First Amendment”) to its 2024 Term Loan Agreement (as amended, the “2024 Amended Term Loan Agreement”). Pursuant to the First Amendment, the Borrower incurred incremental term loans in the aggregate principal amount of $63.0 million (the “Incremental Term Loans”).

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The net proceeds of the 2024 Term Loan Agreement were used to repay all outstanding indebtedness under the 2021 Amended Term Loan Agreement, including accrued and unpaid interest, in an aggregate amount of approximately $152.1 million and to pay related fees and expenses. Upon extinguishment of the 2021 Amended Term Loan Agreement, the difference between the repayment amount of the extinguished debt and its respective carrying amount is recorded as a gain or loss on extinguishment of debt in the consolidated statement of operations. For the year ended December 31, 2024, the Company recognized a loss on extinguishment of debt in the amount of $7.5 million resulting from the credit agreement refinancing on December 26, 2024 which includes a $3.6 million non-cash write-off of deferred financing costs, original issue discounts and embedded derivatives associated with the extinguished debt and $3.9 million in fees and debt issuance costs paid for the new debt. Additionally, the Company deferred $4.3 million of original issue discount and financing costs on the consolidated balance sheet at December 31, 2024.

The maturity date of the 2024 Amended Term Loan Agreement is December 26, 2028.

Borrowings under the 2024 Amended Term Loan Agreement bear interest at a rate per annum equal to a forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a tenor of three months (with a credit spread adjustment of 0.15% per annum) (or another applicable reference rate, as determined pursuant to the terms of the 2024 Amended Term Loan Agreement) plus an applicable margin of 7.75%.

The Borrower may elect, at its option, to prepay any borrowing outstanding under the 2024 Amended Term Loan Agreement. Such voluntary prepayments, certain mandatory prepayments and change of control prepayments are subject to the following prepayment premium, as applicable:

Period	Premium
Months 0 - 12	Make-whole amount equal to 12 months of interest plus 4.00%
Months 13 - 30	2.00%
Thereafter	0.00%

In the event the Borrower shall receive a disapproval notice (as defined in the 2024 Term Loan Agreement) from the required lenders under the 2024 Amended Term Loan Agreement rejecting or otherwise disqualifying a proposed buyer in connection with a permitted change in control thereunder to be consummated within 12 months following the Initial Closing Date, such voluntary prepayments, certain mandatory prepayments and change of control prepayments are subject to the following prepayment premium, as applicable:

Period	Premium
Months 0 - 9	Make-whole amount equal to 9 months of interest plus 2.00%
Months 10 - 30	2.00%
Thereafter	0.00%

The Borrower may be required to make mandatory prepayments of the loans under the 2024 Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales and with excess cash on hand in excess of certain maximum levels. As of December 31, 2024, the Borrower is required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the aggregate principal amount of the loans outstanding on the Initial Closing Date commencing with the fiscal quarter ending June 30, 2025, and subsequent to December 31, 2024, is required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the total aggregate principal amount of the loans outstanding on the Initial Closing Date plus the Incremental Term Loans commencing with the fiscal quarter ending June 30, 2025.

Amounts outstanding under the 2024 Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and of the equity interests of the Borrower held by the Company.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The 2024 Amended Term Loan agreement contains certain financial covenants (as defined in the 2024 Term Loan Agreement), including the maintenance of the following ratios.

●	Asset Coverage Ratio not to fall below 1.70x as of March 31, 2025 through and including June 30, 2025, 1.85x as of September 30, 2025 through and including December 31, 2025 and 2.00x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Total Net Leverage Ratio not to exceed 2.75x as of March 31, 2025 through and including June 30, 2025 and 2.50x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Current Ratio not to fall below 1.00x, determined on the last day of each calendar month commencing with the calendar month ending March 31, 2025; and
●	Liquidity not to fall below the greater of (x) $10,000,000 and (y) the amount equal to the scheduled principal and interest payments for the immediately succeeding three-month period, determined as of the last day of any fiscal quarter.

Under the 2024 Amended Term Loan Agreement, the Company is required to hedge approximately 85% to 50% of its anticipated oil and natural gas production, in varying percentages by year, on a rolling basis for the next four years. Entry into the 2024 Term Loan Agreement did not result in any material changes to the Company’s hedges. The 2024 Amended Term Loan Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

In conjunction with entering into the 2024 Term Loan Agreement, the Company agreed to pay an exit fee equal to the amount resulting from multiplying 3.50% by the difference, if any, of (x) Total proved developed producing (“PDP”) PV-10 (the “PDP PV-10”) as of the date that is the earlier of (i) Payment in Full, (ii) the Maturity Date, or (iii) the loans and other obligations otherwise becoming immediately due and payable pursuant to Section 10.02 of the 2024 Term Loan Agreement (including whether, in the case of clauses (i) or (iii), such Payment in Full or acceleration, respectively, may be made in connection with a refinancing transaction or a disposition of all or substantially all of the assets of the Company) (such earlier date, the “Exit Fee Determination Date”), less (y) the Total PDP PV-10 reflected in the Initial Reserve Report (as defined in the 2024 Term Loan Agreement) (the “Exit Fee”). Upon evaluation of the payoff profiles associated with the Exit Fee, the Company concluded that such embedded features resulting from the application of this fee were not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement and at December 31, 2024. Refer to Note 8, “Fair Value Measurements,” for a discussion of the valuation approach used and the significant inputs to the valuation for the Exit Fee derivative.

As of December 31, 2024, the Company had $162.0 million of indebtedness under the 2024 Term Loan Agreement. Upon entry into the First Amendment on January 9, 2025, the Company had $225.0 million of indebtedness under the 2024 Amended Term Loan Agreement.

Term Loan Credit Facility

On November 24, 2021, the Company and Borrower entered into an Amended and Restated Senior Secured Credit Agreement (the “2021 Term Loan Agreement”) with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders, having a maturity date of November 24, 2025. The 2021 Term Loan Agreement amended and restated in its entirety the senior secured revolving credit agreement, as amended, entered into in 2019.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 14, 2022, the Company paid approximately $2.4 million and entered into a further Amended Credit Agreement (the “2021 Amended Term Loan Agreement”) with its lenders which modified certain provisions of its original 2021 Term Loan Agreement. The 2021 Amended Term Loan Agreement also contained certain financial covenants (as defined in the 2021 Amended Term Loan Agreement), including the maintenance of the following ratios:

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

On March 28, 2024, the Company entered into the Third Amendment to the 2021 Amended Term Loan Agreement (the “Third Amendment”) with its lenders. The Third Amendment, amended the 2021 Amended Term Loan Agreement to, among other things, (a) amend the APOD for certain properties, (b) remove the PDP Production Test and APOD Economic Test (each defined in the 2021 Term Loan Agreement), (c) require the Borrower to receive cash proceeds from equity issuances and/or cash contributions in an aggregate amount of not less than $38.0 million during the period from Amendment Effective Date through March 31, 2024 (the “Specified Additional Equity Capital”), which such Specified Additional Equity Capital shall be excluded from the calculation of Consolidated Cash Balance (as defined in the 2021 Term Loan Agreement), and (d) make amendments to certain other affirmative covenants in connection with the foregoing.

On August 23, 2024, the Company entered into the Fourth Amendment to the 2021 Amended Term Loan Agreement (the “Fourth Amendment”) with its lenders. The Fourth Amendment amended the 2021 Amended Term Loan Agreement to allow for a Current Ratio (as defined in the 2021 Amended Term Loan Agreement) of 0.90 to 1.00 for the fiscal quarter ending September 30, 2024.

All obligations under the 2021 Amended Term Loan Agreement were refunded, refinanced and repaid in full by the loans under the 2024 Term Loan Agreement on December 26, 2024.

Under the 2021 Amended Term Loan Agreement, the Company could elect, at its option, to prepay any borrowings outstanding under the 2021 Amended Term Loan Agreement subject to the following prepayment premiums:

Period (after applicable borrowing date(1))	Premium
Months 0 - 12	Make-whole amount equal to 12 months of interest plus 2.00%
Months 13 - 24	2.00%
Months 25 - 36	1.00%
Months 37 - 48	0.00%

(1)	Applicable borrowing dates are November 2021 for the original $200.0 million borrowed and April and November 2022 for the $20.0 million and $15.0 million in delayed borrowings, respectively.

The Company’s prepayment premiums would differ from those noted in the table above if a change of control resulted in prepayment within the second anniversary of the amendment date, as a 2% payment premium would apply.

Borrowings under the 2021 Amended Term Loan Agreement bore interest at a variable interest rate based on SOFR plus an applicable margin of 7.5%. The weighted average interest rate on the Company’s term loan borrowings for the year ended December 31, 2024 was approximately 12.88%.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under the 2021 Amended Term Loan Agreement, the Company may have been required to make mandatory prepayments in connection with the incurrence of non-permitted debt, certain asset sales, or with excess cash on hand in excess of certain maximum levels beginning in 2023. For each fiscal quarter after January 1, 2023, the Company was required to make mandatory prepayments when the Consolidated Cash Balance, as defined in the 2021 Amended Term Loan Agreement, exceeded $20.0 million. Until December 31, 2024, the forecasted capital expenditures for the succeeding fiscal quarter on the approved plan of development (“APOD”) wells (i.e. oil and natural gas wells located within a specified boundary as set by the 2021 Amended Term Loan Agreement) were excluded for purposes of determining the Consolidated Cash Balance.

The Company was required to make scheduled amortization payments in the aggregate amount of $35.0 million during 2024 with $10.0 million due at the end of the first quarter of 2024 and $12.5 million due at the end of each of the second and third quarters of 2024.

Amounts outstanding under the 2021 Amended Term Loan Agreement were guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and by the equity interests of the Borrower held by the Company. As part of the 2021 Amended Term Loan Agreement there were certain restrictions on the transfer of assets, including cash, to Battalion from the guarantor subsidiaries.

The 2021 Amended Term Loan Agreement also contained an APOD for the Company’s Monument Draw acreage through the drilling and completion of certain wells. The 2021 Amended Term Loan Agreement contained a proved developed producing production test and an APOD economic test which the Company must maintain compliance with; otherwise, subject to any available remedies or waivers, the Company was required to immediately cease making expenditures in respect of the APOD other than any expenditures deemed necessary by the Company in respect of no more than six additional APOD wells.

The 2021 Amended Term Loan Agreement also contained certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

In conjunction with entering into the 2021 Term Loan Agreement, the Company agreed to pay a premium to the lenders upon a future change of control event in which a majority of the board of directors or the Chief Executive Officer (the “CEO”) or the Principal Chief Financial Officer positions do not remain held by the same persons as before the change of control event (“Change of Control Call Option”). The premium was reduced over time through the payment of interest and certain fees. The Change of Control Call Option was accounted for as an embedded derivative not clearly and closely related to the host debt instrument. Accordingly, the Company recorded the initial fair value separately on the consolidated balance sheet within “Other noncurrent liabilities” and recorded changes in the fair value of the embedded derivative each reporting period in “Interest expense and other” on the consolidated statements of operations. Refer to Note 8, “Fair Value Measurements,” for a discussion of the valuation approach used, the significant inputs to the valuation, and for a reconciliation of the change in fair value of the Change of Control Call Option.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities

Aggregate debt maturities due in future years as of December 31, 2024 are as follows (in thousands):

	Term Loan Credit Facility(1)	Other	Total
2025	$12,150	$96	$12,246
2026	16,200	10	16,210
2027	16,200	—	16,200
2028	117,450	—	117,450
Total	$162,000	$106	$162,106
(1)	On January 9, 2025, resulting from the First Amendment to the 2024 Term Loan Agreement, the Company incurred incremental term loans in the aggregate principal amount of $63.0 million resulting in required quarterly debt maturities payments in the aggregate principal amount of $16.9 million in 2025, $22.5 million in each of 2026 and 2027, $16.9 million in 2028 and a final payment at maturity on December 26, 2028 of $146.3 million.

8. FAIR VALUE MEASUREMENTS

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$11,021	$—	$11,021

Liabilities
Liabilities from derivative contracts	$—	$19,284	$—	$19,284

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$13,869	$—	$13,869

Liabilities
Liabilities from derivative contracts	$—	$33,249	$—	$33,249

Derivative contracts listed above as Level 2 include fixed-price swaps, collars, puts, calls, basis swaps and WTI NYMEX rolls that are carried at fair value. The Company records the net change in the fair value of these positions in “Net gain (loss) on derivative contracts” in the Company’s consolidated statements of operations. The Level 2 observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 9, “Derivative and Hedging Activities,” for additional discussion of derivatives.

The Company’s derivative contracts are with major financial institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance.

As discussed in Note 16, “Additional Financial Statement Information,” the Company had recorded a contract asset in the amount of $18.5 million for capital contributions advanced to its joint venture partner. The Company assessed the fair value of the contract on a quarterly basis for possible impairment. During the fourth quarter of 2024, the Company identified indicators that the carrying value of the contract asset may not be recoverable and as a result, recognized $18.5 million of impairment charges to reduce the carrying value of the contract asset to zero at December 31, 2024. On January 14, 2025, the Company and its joint venture partner exchanged demand letters related to disputes around contract terms. Subsequently, both parties agreed to extend the tolling agreement that continues to allow the parties to retain rights as outlined in the joint venture agreement while the parties seek a mutual resolution to the ongoing disputes.

As discussed in Note 7, “Debt,” the Company evaluated the 2024 Amended Term Loan Agreement and identified the Exit Fee to be an embedded derivative not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement and at December 31, 2024. The fair value of the Exit Fee derivative will be subsequently remeasured each reporting period with fair value changes recorded in “Interest expense and other” on the consolidated statement of operations. The valuation of the Exit Fee derivative included significant inputs such as the timing of potential exit scenarios, forward NYMEX strip pricing,

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

forecasted capital and other expenditures and discount rates. The fair value of the Exit Fee derivative is classified as Level 3 in the fair value hierarchy.

As discussed in Note 7, “Debt,” the Company recorded the fair value of the Change of Control Call Option related to the 2021 Term Loan Agreement separately on the consolidated balance sheets in “Other noncurrent liabilities.” The fair value of the Change of Control Call Option was subsequently remeasured each reporting period with fair value changes recorded in “Interest expense and other” on the consolidated statement of operations. The valuation of the Change of Control Call Option included significant inputs such as the timing and probability of discrete potential exit scenarios, forward interest rate curves, and discount rates based on implied and market yields. The fair value of the Change of Control Call Option was reduced to $0 upon repayment of the 2021 Amended Term Loan Agreement on December 26, 2024. The following table sets forth a reconciliation of the changes in fair value of the Change of Control Call Option classified as Level 3 in the fair value hierarchy (in thousands):

Change of Control
Call Option
Balance at December 31, 2023	$2,084
Change in fair value	(2,084)
Balance at December 31, 2024	$—

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

The Company follows the provisions of the FASB’s ASC Topic 820, Fair Value Measurement for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. These provisions apply to the Company’s initial recognition of AROs for which fair value is used. The ARO estimates are derived from historical costs and management’s expectation of future cost environments; and therefore, the Company has designated these liabilities as Level 3. See Note 10, “Asset Retirement Obligations,” for a reconciliation of the beginning and ending balances of the liability for the Company’s AROs.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of December 31, 2024, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s 2024 Amended Term Loan Agreement.

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

The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,			Years Ended December 31,
Balance sheet location	2024	2023	Balance sheet location	2024	2023
Current assets	$6,969	$8,992	Current liabilities	$(12,330)	$(17,191)
Other noncurrent assets	4,052	4,877	Other noncurrent liabilities	(6,954)	(16,058)
	$11,021	$13,869		$(19,284)	$(33,249)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s consolidated statements of operations (in thousands):

	Location of gain or (loss)
	on derivative contracts on	Years Ended December 31,
Type	Statement of Operations	2024	2023
Commodity contracts:
Unrealized gain (loss)	Other income (expenses)	$11,116	$21,934
Realized gain (loss)	Other income (expenses)	(8,808)	(9,245)
Total net gain (loss)		$2,308	$12,689

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2025	2026	2027	2028
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	1,289,110	709,672	653,869	521,433
Weighted average price	$61.45	$62.75	$61.65	$62.71
Basis swap:
Total volumes (Bbls)	1,299,293	716,700	748,985	521,433
Weighted average price	$0.32	$0.26	$0.49	$0.65
WTI NYMEX roll:
Total volumes (Bbls)	1,426,629	988,103	748,985	521,433
Weighted average price	$0.14	$(0.05)	$(0.03)	$(0.27)
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	3,459,697	1,098,125	1,680,815	1,932,378
Weighted average price	$3.25	$3.90	$3.76	$3.33
Two-way collar:
Total volumes (MMBtu)	974,900	878,900	900,000	—
Weighted average price (call)	$4.79	$4.72	$5.75	$—
Weighted average price (put)	$3.73	$4.06	$4.25	$—
Basis swap:
Total volumes (MMBtu)	5,950,283	3,992,003	2,562,222	1,932,378
Weighted average price	$(0.68)	$(0.76)	$(0.71)	$(0.86)

The Company presents the fair value of its derivative contracts at the gross amounts in the consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at December 31, 2024 and 2023 (in thousands):

	Assets from Derivative Contracts		Liabilities from Derivative Contracts
	Years Ended December 31,		Years Ended December 31,
Offsetting of Derivative Assets and Liabilities	2024	2023	2024	2023

Gross amounts recognized in the Consolidated Balance Sheet	$11,021	$13,869	$(19,284)	$(33,249)
Amounts not offset in the Consolidated Balance Sheet	(11,021)	(13,218)	11,021	13,218
Net amount	$—	$651	$(8,263)	$(20,031)

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. ASSET RETIREMENT OBLIGATIONS

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

The Company recorded the following activity related to its ARO liability (inclusive of the current portion) (in thousands):

	For the Year Ended December 31,
	2024	2023
Asset retirement obligations at beginning of the period	$17,458	$15,469
Accretion expense	991	793
Liabilities incurred	223	34
Liabilities settled/divested	—	(112)
Revisions to estimate	484	1,274
Asset retirement obligations at end of period	19,156	17,458
Less: current asset retirement obligations	—	—
Long-term asset retirement obligations at the end of the period	$19,156	$17,458

11. COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2024, the Company has an active drilling rig commitment of approximately $1.9 million that will be incurred in 2025. Termination of the active drilling rig commitment would require an early termination penalty of $1.7 million, which would be in lieu of paying the active drilling rig commitment of $1.9 million.

In May 2022, the Company entered into a joint venture agreement to develop a strategic acid gas treatment and carbon sequestration facility and entered into a gas treating agreement. The Company has a minimum volume commitment of 20,000 Mcf per day under the gas treating agreement, with certain rollover rights and start-up flexibility, for an initial term of five years from the in-service date of the facility. Under the gas treating agreement, the Company pays a treating rate that begins at $1.75/Mcf and varies based on volumes delivered to the facility. At the minimum treated volume commitment of 20,000 Mcf/d, the commitment would be approximately $12.8 million per year. For additional information on this joint venture, see Note 16, “Additional Financial Information.”

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of December 31, 2024, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK

The table below summarizes the Company’s Redeemable Convertible Preferred Stock issuances:

Preferred Stock (1)	Issuance Date	Shares	Conversion Price	Net Equity Recorded (2) (in thousands)	Cumulative Non-cash Deemed Dividends (2) (in thousands)	Total Net Equity & Cumulative Deemed Dividends (in thousands)	Initial Deemed Dividend Date
Series A	March 28, 2023	25,000	$9.03	$23,541	$12,068	$35,609	March 31, 2023
Series A-1	September 6, 2023	38,000	$7.63	36,941	13,553	50,494	September 30, 2023
Series A-2	December 15, 2023	35,000	$6.21	34,006	10,544	44,550	December 31, 2023
Series A-3	March 27, 2024	20,000	$6.83	19,397	4,279	23,676	March 31, 2024
Series A-4	May 13, 2024	20,000	$6.42	19,385	3,821	23,206	June 30, 2024
		138,000		$133,270	$44,265	$177,535
(1)	At the option of the Company, Series A through A-4 receive either annual dividends paid in cash at a fixed rate of 14.5% or accrued annually at a fixed PIK rate of 16.0%.
(2)	The preferred stock is originally recorded net of original issue discount and accrued offering costs as mezzanine equity (temporary equity) and subsequently PIK dividends and non-cash deemed dividends are recorded to increase the carrying value of the preferred stock to its redemption amount.

On March 27, 2024, the Company sold, in a private placement, an aggregate of 20,000 shares of Series A-3 Redeemable Convertible Preferred Stock (the “Series A-3 Preferred Stock”) in a private placement to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, the Company’s largest three existing stockholders (the “Investors”). The Company received $19.5 million in proceeds, net of $0.5 million in original issue discount. Each of the Investors has an employee that has been elected to and serves on the Company’s board of directors, comprised of six members. The issuance of Series A-3 Preferred Stock was approved by the Company’s board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the Series A-3 Preferred Stock. Holders of Series A-3 Preferred Stock will have no voting rights with respect to the shares of Series A-3 Preferred Stock. The Series A-3 Preferred Stock will receive annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued at a fixed paid-in-kind (“PIK”) accrual rate of 16.0% annually at the option of the Company. Currently and historically, the Company’s 2024 Amended Term Loan Agreement and 2021 Amended Term Loan Agreement prohibit the payment of cash dividends. PIK dividends will be cumulative, compound and accrue quarterly in arrears and will be added to the Liquidation Preference. The Series A-3 Preferred Stock Dividend Payment Date will commence on March 31, 2024, and the Conversion Price equaled $6.83, which may be adjusted from time to time.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On May 13, 2024, the Company sold, in a private placement, an aggregate of 20,000 shares of Series A-4 Redeemable Convertible Preferred Stock (the “Series A-4 Preferred Stock”) to the Investors. The Company received $19.5 million in proceeds, net of $0.5 million in original issue discount. The issuance of Series A-4 Preferred Stock was approved by the Company’s board of directors upon recommendation by a special committee of disinterested directors that was established to evaluate the proposed terms of the Series A-4 Preferred Stock. Holders of Series A-4 Preferred Stock will have no voting rights with respect to the shares of Series A-4 Preferred Stock. The Series A-4 Preferred Stock will receive annual dividends, paid either in cash at a fixed rate of 14.5% annually or accrued at a fixed PIK accrual rate of 16.0% annually at the option of the Company. Currently and historically, the Company’s 2024 Amended Term Loan Agreement and 2021 Amended Term Loan Agreement prohibit the payment of cash dividends. PIK dividends will be cumulative, compound and accrue quarterly in arrears and will be added to the Liquidation Preference. The Series A-4 Preferred Stock Dividend Payment Date will commence on June 30, 2024, and the Conversion Price equaled $6.42, which may be adjusted from time to time.

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

The Company paid-in-kind its dividend on the preferred stock of $31.0 million and $8.5 million for the years ended December 31, 2024 and 2023, respectively. The carrying value of the preferred stock, inclusive of PIK dividends, is approximately $177.5 and $106.5 million for the years ended December 31, 2024 and 2023, respectively. PIK dividends are recognized first using the dividend date fair value and then adjusted to redemption value as long as the redemption value exceeds the initial dividend date fair value.

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

13. STOCKHOLDERS’ EQUITY

Common Stock

Pursuant to the Company’s amended and restated certificate of incorporation with the Delaware Secretary of State, , among other things, (i) the total number of shares of all classes of capital stock that Battalion has the authority to issue is 101,000,000 of which 100,000,000 shares are common stock, par value $0.0001 per share and 1,000,000 shares are preferred stock, par value $0.0001 per share and (ii) Battalion is restricted from issuing any non-voting equity securities in violation of Section 1123(a)(6) of chapter 11 of title 11 of the United States Code.

Incentive Plans

The Company’s board of directors adopted the 2020 Long-Term Incentive Plan (the “Plan”), as amended in 2021, in which an aggregate of approximately 1.8 million shares of the Company’s common stock were available for grant pursuant to awards under the Plan. As of December 31, 2024, a maximum of 1.2 million shares of the Company’s common stock remained reserved for issuance under the Plan. For the years ended December 31, 2024 and 2023, the Company recognized an expense of approximately $0.2 million and a benefit of $1.1 million, respectively, related to stock-based compensation awards granted to employees and directors, primarily related to restricted stock unit grants. The benefit recognized in the twelve months ended December 31, 2023 is due to forfeitures of stock options and restricted stock related to the departure of certain executives and employees. Stock-based compensation is recorded as a component of “General and administrative” on the consolidated statements of operations.

Restricted Stock Units

From time to time, the Company grants shares of restricted stock units (“RSUs”) under the Plan to employees of the Company. Under the Plan, employee RSUs will vest and convert to shares typically in equal amounts over a three or four year vesting period from the date of the grant, depending on award, or when the performance or market conditions described below occur. At December 31, 2024 and 2023, the Company had less than $0.1 million and $0.3 million, respectively of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 0.1 years and 0.3 years, respectively.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the restricted stock unit transactions for the periods indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1) (In thousands)
Unvested outstanding shares at December 31, 2020	874,134	$9.48	$3,287
Granted	12,000	8.00
Vested	(95,994)	11.51
Forfeited	(14,625)	11.89
Unvested outstanding shares at December 31, 2021	775,515	$9.16	$2,914
Granted	225,700	13.75
Vested	(98,121)	11.40
Forfeited	(13,700)	12.20
Unvested outstanding shares at December 31, 2022	889,394	$10.03	$3,993
Granted	30,000	10.68
Vested	(158,845)	12.48
Forfeited	(509,013)	9.04
Unvested outstanding shares at December 31, 2023	251,536	10.56	1,141
Granted	—	—
Vested	—	—
Forfeited	(104,499)	7.28
Unvested outstanding shares at December 31, 2024	147,037	$12.90	$192
(1)	The intrinsic value of restricted stock was calculated as the closing market price on December 31, 2024 and 2023 of the underlying stock multiplied by the number of restricted shares that would be issuable. There were no shares vested during the year ended December 31, 2024.

The discussion below outlines the vesting conditions and fair values for each type of the Company’s approximately 0.1 million unvested outstanding RSUs under the Plan issued to employees of the Company as of December 31, 2024.

●	Time-Based RSUs. 0.1 million Time-Based RSUs will vest over a three or four year vesting period from the date of the grant, depending on award. The aggregate grant date fair value of these RSUs was $1.5 million.
●	Performance-Based RSUs. Less than 0.1 million Performance-Based RSUs will vest in full only upon achievement of certain business combination goals, as defined in the awards agreements. The aggregate grant date fair value of these RSUs was $0.4 million. As of December 31, 2024, no expense had been recognized for these awards as a business combination, as defined in the award agreements, had not been consummated.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in calculating the Monte Carlo valuation model fair value of the Company’s RSUs with market-based vesting conditions granted in 2020 are set forth in the following table:

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

Equity Grant Units

During September and November 2024, the Company issued in aggregate 229,023 equity grant units (“EGUs”) to Company executives and certain eligible employees. Each EGU represented the right to receive a cash payment equivalent to the value of a share of the Company’s common stock upon the closing of a change of control event. In March 2025, all outstanding EGU awards were rescinded and cancelled. The Company did not record any expense related to the EGUs during the year ended December 31, 2024.

Stock Options

Prior to 2020, the Company granted stock options under the Plan covering shares of common stock to employees of the Company. Stock options, if exercised, are settled through the payment of the exercise price in exchange for new shares of stock underlying the option. Stock option awards granted under the Plan vest over a four-year period at a rate of one-fourth on the annual anniversary date of the grant and expire seven years from the date of grant.

At December 31, 2024, the Company had 106,257 options outstanding (three equal tranches of 35,419 options at exercise prices of $18.91, $28.23, and $37.83 per share) with a weighted average exercise price of $28.32/share. As of December 31, 2024 and 2023, no options were either exercisable nor had intrinsic value due to service performance conditions and/or based on the exercise price of the option exceeding the closing market price. The weighted average remaining contractual life at December 31, 2024 was approximately 2.1 years. There is no unrecognized compensation expense remaining as the stock options have been fully expensed as of December 31, 2024.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES

Income tax benefit (provision) for the indicated periods is comprised of the following (in thousands):

Years Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax benefit (provision)	$—	$—

The actual income tax benefit (provision) differs from the expected income tax benefit (provision) as computed by applying the United States federal corporate income tax rate of 21% for the periods indicated below, as follows (in thousands):

	Years Ended December 31,
	2024	2023
Expected tax benefit (provision)	$6,695	$640
Change in valuation allowance and related items	107,573	(15)
Attribute reduction	—	—
Permanent adjustments	(6)	(2)
Net operating loss write-off Section 382	(785)	—
Non-deductible compensation	—	(95)
Capital loss carryover expiration	(113,940)	—
Merger transaction costs	541	(541)
Other	(78)	13
Total income tax benefit (provision)	$—	$—

For the year ended December 31, 2023, the Company incurred non-deductible transaction costs related to the Merger. Due to the termination of the Merger Agreement, the previously non-deductible transaction costs are deductible in the current year and have been included in the income tax benefit (provision).

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred income tax assets (liabilities) recognized are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred noncurrent income tax assets:
Net operating loss carry-forwards	$188,971	$172,654
Built in loss adjustment Section 382	693	693
Capital loss carryforward	—	114,725
Stock-based compensation expense	1,723	1,693
Asset retirement obligations	4,023	3,666
Book-tax differences in property basis	93,974	106,045
Unrealized hedging transactions	1,735	4,070
Disallowed interest Section 163(j)	25,011	20,712
Embedded derivative liability	—	437
Operating lease liability	103	228
Amortization of debt issuance costs	—	323
Loss on extinguishment of debt	1,573	—
Other	703	874
Gross deferred noncurrent income tax assets	318,509	426,120
Valuation allowance	(317,445)	(425,019)
Deferred noncurrent income tax assets	$1,064	$1,101

Deferred noncurrent income tax liabilities:
Basis difference in debt	$(615)	$(615)
Investment in unconsolidated subsidiary	(270)	(270)
Amortization of debt issuance costs	(84)	—
Lease right of use	(95)	(216)
Deferred noncurrent income tax liabilities	$(1,064)	$(1,101)
Net noncurrent deferred income tax assets (liabilities)	$—	$—

The amount of U.S. consolidated Net Operating Losses (“NOLs”) available as of December 31, 2024 after attribute reduction is estimated to be approximately $1.4 billion, but the amount after attribute reduction and the Section 382 limitation is $899.9 million. Of this amount, $88.9 million is subject to the 20-year carryforward period and will expire in 2037. The remaining $811.0 million may be carried forward indefinitely but is in part subject to a Section 382 limitation.

The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. The Company evaluated possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies in making this assessment. As a result of the Company’s analysis, it was concluded that as of December 31, 2024, a valuation allowance should continue to be applied against the Company’s net deferred tax asset. The Company recorded a valuation allowance as of December 31, 2024 of $317.4 million, a decrease of $107.6 million from December 31, 2023. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has no unrecognized tax benefits for the year ended December 31, 2024 and 2023. Accordingly, there is no amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there is no amount of interest or penalties currently recognized in the consolidated statements of operations in “Interest expense and other” or consolidated balance sheets as of December 31, 2024 and 2023. In addition, the Company does not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Generally, the Company’s income tax years 2020 through 2024 remain open for federal purposes and are subject to examination by Federal tax authorities. The Company's income tax returns are also subject to audit by the tax authorities in Louisiana, Mississippi, North Dakota, Oklahoma, Texas, Pennsylvania, Ohio and certain other state taxing jurisdictions where the Company has, or previously had, operations. In certain jurisdictions the Company operates through more than one legal entity, each of which may have different open years subject to examination. The open years for state purposes can vary from the normal three-year statue expiration period for federal purposes.

15. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023
Basic:
Net loss	$(31,882)	$(3,048)
Less: Preferred stock dividend	(32,219)	(12,047)
Less: Undistributed earnings allocable to preferred stockholders	—	—
Net (loss) income available to common stockholders	$(64,101)	$(15,095)
Weighted average basic number of common shares outstanding basic	16,457	16,441
Basic net (loss) income per share of common stock	$(3.90)	$(0.92)

Diluted:
Net (loss) income available to common stockholders basic	$(64,101)	$(15,095)
Reallocation of undistributed earnings	—	—
Net (loss) income available to common stockholders diluted	$(64,101)	$(15,095)
Weighted average basic number of common shares outstanding	16,457	16,441
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	Anti-dilutive	Anti-dilutive
Weighted average diluted number of common shares outstanding diluted	16,457	16,441
Diluted net income (loss) per share of common stock	$(3.90)	$(0.92)

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2024, common stock equivalents, including stock options and certain restricted stock units, totaling 0.2 million weighted-average shares were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the year ended December 31, 2023, common stock equivalents, including stock options and certain restricted stock units, totaling 0.5 million weighted-average shares were anti-dilutive and not included in the computation of diluted earnings per share of common stock. Additionally, the Company also has less than 0.1 million restricted stock units that vest only upon achievement of certain business combination goals as further described in Note 13, “Stockholder’s Equity”.

16. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands) for the periods presents:

	December 31, 2024	December 31, 2023
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$23,516	$19,802
Joint interest accounts	2,140	2,138
Other	642	1,081
	$26,298	$23,021
Prepaids and other:
Prepaids	$572	$490
Funds in escrow	349	345
Other	61	72
	$982	$907
Other assets (Non-current):
Investment in unconsolidated affiliate	$940	$1,283
Contract asset	—	15,062
Funds in escrow	578	552
Other	760	759
	$2,278	$17,656
Accounts payable and accrued liabilities:
Trade payables	$15,663	$24,915
Accrued oil and natural gas capital costs	7,800	15,337
Revenues and royalties payable	19,816	18,986
Accrued interest expense	330	347
Accrued employee compensation	1,472	520
Accrued lease operating expenses	7,597	6,418
Other	4	2
	$52,682	$66,525

Investment in Unconsolidated Affiliate. In May 2022, the Company entered into a joint venture with Caracara Services, LLC (“Caracara”) to develop an acid gas treatment facility to remove hydrogen sulfide and carbon dioxide from its produced natural gas. Caracara provided the initial capital for the construction of the treatment facility. The Company contributed certain full cost pool assets to the related party joint venture in a non-cash exchange for a retained 5% equity interest in Wink Amine Treater, LLC (“WAT”) (previously Brazos Amine Treater, LLC (“BAT”)), an unconsolidated subsidiary. For accounting purposes, since the Company does not control the key activities (e.g. operating and maintaining the facility) which most significantly impact economic performance, the Company is not the primary beneficiary of WAT. Accordingly, the Company accounts for its investment in WAT (a related party) using the equity method of accounting based on its ability to exercise significant influence, but not control, over the key activities of the joint venture. For more information related to this joint venture, see Note 11, “Commitments and Contingencies”.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract Asset. The Company has advanced total capital contributions of approximately $18.5 million on behalf of its joint venture partner in WAT to fund a workover operation on the AGI Facility. Pursuant to the terms of the agreement governing the joint venture, the Company has multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lesser of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3) reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advances, none of which would occur until the expiration of the current tolling agreement between the parties. The Company assesses the fair value of the contract asset on a quarterly basis for possible impairment. During the fourth quarter of 2024, the Company identified indicators that the carrying value of the contract asset may not be recoverable and as a result, recognized $18.5 million of impairment of charges to reduce the carrying value of the contract asset to zero at December 31, 2024.

Certain income statement amounts are comprised of the following (in thousands) for the periods presents:

	December 31, 2024	December 31, 2023
Interest expense and other
Interest expense	$29,009	$36,511
Interest income	(2,122)	(1,243)
Mark-to-market of derivatives - change of control call option	(2,084)	(2,053)
Merger Termination Payment	(10,000)	—
Other	153	104
	$14,956	$33,319

17. SUBSEQUENT EVENTS

On January 9, 2025, the Borrower entered into the First Amendment to its 2024 Term Loan Agreement and pursuant to the First Amendment, the Borrower incurred incremental term loans in the aggregate principal amount of $63.0 million.

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

The proved reserves estimates reported herein for the years ended December 31, 2024 and 2023 have been independently evaluated by Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineering firm. For additional information regarding estimates of proved reserves and other information about our oil and gas reserves, see Item 1. Business and the report of NSAI which is included as an Exhibit to this Annual Report on Form 10-K.

The following tables illustrate changes in the Company’s estimated net proved developed and proved undeveloped reserves for the periods indicated. The oil and natural gas liquids prices as of December 31, 2024 and 2023 are based on the respective 12-month unweighted average of the first of the month prices of the West Texas Intermediate spot price which equates to $76.32 per barrel and $78.21 per barrel, respectively. The natural gas prices as of December 31, 2024 and 2023 are based on the respective 12-month unweighted average of the first of the month prices of the Henry Hub spot price which equates to $2.13 per MMBtu and $2.64 per MMBtu, respectively. All prices are adjusted by lease or field for energy content, transportation fees, and market differentials. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States.

	Total Proved Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved reserves, December 31, 2022	50,022	143,684	18,051	92,020
Extensions and discoveries	3	6	1	5
Production	(2,415)	(8,718)	(1,163)	(5,031)
Revision of previous estimates(1)	(12,988)	(23,223)	(2,029)	(18,887)
Proved reserves, December 31, 2023	34,622	111,749	14,860	68,107
Extensions and discoveries	2,968	4,635	293	4,034
Production	(2,363)	(7,814)	(971)	(4,636)
Revision of previous estimates(2)	(442)	(3,157)	(1,589)	(2,558)
Proved reserves, December 31, 2024	34,785	105,413	12,593	64,947

	Equivalent (Mboe)
	Proved	Proved
	Developed	Undeveloped	Total Proved
	Reserves	Reserves	Reserves
Proved reserves, December 31, 2022	46,302	45,718	92,020
Extensions and discoveries	5	—	5
Production	(5,031)	—	(5,031)
Transfers	2,434	(2,434)	—
Revision of previous estimates(1)	(3,581)	(15,306)	(18,887)
Proved reserves, December 31, 2023	40,129	27,978	68,107
Extensions and discoveries	—	4,034	4,034
Production	(4,636)	—	(4,636)
Transfers	2,951	(2,951)	—
Revision of previous estimates(2)	(2,140)	(418)	(2,558)
Proved reserves, December 31, 2024	36,304	28,643	64,947

	Proved Developed Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
December 31, 2024	17,661	64,361	7,916	36,304
December 31, 2023	18,626	71,051	9,661	40,129

	Proved Undeveloped Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
December 31, 2024	17,124	41,052	4,677	28,643
December 31, 2023	15,996	40,698	5,199	27,978

(1)	Includes downward revisions of 13.0 MMBoe for the removal of PUDs during 2023 due to decreased activity associated with managing cash flow, servicing debt and financial covenants and ongoing work to recapitalize the business.
(2)	Downward revisions for 2024 of 2.6 MMBoe were primarily due to decreased pricing and changes in differentials, deducts and marketing expenses.

Year Ended December 31, 2024

At December 31, 2024, the Company’s proved developed reserves of 36.3 MMBoe decreased approximately 3.8 MMBoe from December 31, 2023 primarily as a result of negative revisions of 2.1 MMBoe and production of 4.6 MMBoe offset by PUD reserve development of 2.9 MMBoe.

At December 31, 2024, the Company’s estimated proved undeveloped (PUD) reserves of 28.6 MMBoe increased approximately 0.7 MMBoe from December 31, 2023 as a result of extensions of 4.0 MMBoe primarily associated with infill drilling activity offset by the transfer of 2.9 MMBoe to proved developed producing reserves and downward revisions of 0.4 MMBoe due to decreased SEC prices. All of the Company’s PUD reserves are planned to be developed within five years from the date they were initially recorded. During 2024, approximately $28.0 million in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs.

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

Reliable technologies were used to determine areas where PUD locations are more than one offset location away from a producing well. These technologies include seismic data, wire line openhole log data, core data, log cross-sections, performance data, and statistical analysis. In such areas, these data demonstrated consistent, continuous reservoir characteristics in addition to significant quantities of economic EURs from individual producing wells. The Company relied only on production flow tests and historical production data, along with the reliable geologic data mentioned above to estimate proved reserves. No other alternative methods or technologies were used to estimate proved reserves. Out of total proved undeveloped reserves of 28.6 MMBoe at December 31, 2024, 7.5 MMBoe were associated with 10 gross PUD locations that were more than one offset location from a producing well.

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depletion, depreciation and accretion (in thousands):

	December 31, 2024	December 31, 2023
Evaluated oil and natural gas properties	$816,186	$755,482
Unevaluated oil and natural gas properties	49,091	58,909
	865,277	814,391
Accumulated depletion	(497,272)	(445,975)
	$368,005	$368,416

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows:

	Years Ended December 31,
	2024	2023

Property acquisition costs, proved	$47	$—
Property acquisition costs, unproved	—	—
Exploration and extension well costs	24,341	6,691
Development costs(1)	27,979	32,951
Total costs	$52,367	$39,642
(1)	Excludes $5.5 million and $3.5 million for the years ended December 31, 2024 and 2023, respectively, of development costs related to the Company’s treating equipment and gathering support facilities.

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

At December 31, 2024 and 2023, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month prices, except for volumes subject to fixed price contracts. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor.

The Standardized Measure is as follows:

	Years Ended December 31,
	2024	2023

	(In thousands)
Future cash inflows	$2,835,559	$3,126,801
Future production costs	(1,492,390)	(1,483,090)
Future development costs	(435,809)	(420,793)
Future income tax expense	(20,655)	(28,551)
Future net cash flows before 10% discount	886,705	1,194,367
10% annual discount for estimated timing of cash flows	(439,002)	(595,886)
Standardized measure of discounted future net cash flows	$447,703	$598,481

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure for the Company’s proved oil and natural gas reserves during each of the years in the two year period ended December 31, 2024:

	Years Ended December 31,
	2024	2023

	(In thousands)
Beginning of year	$598,481	$1,461,676
Sale of oil and natural gas produced, net of production costs	(98,327)	(126,031)
Sales of minerals in place	—	—
Extensions and discoveries	165,394	110
Changes in income taxes, net	3,964	91,805
Changes in prices and costs	(144,418)	(656,316)
Previously estimated development costs incurred	39,046	36,744
Net changes in future development costs	330	39,252
Revisions of previous quantities	(179,279)	(368,333)
Accretion of discount	61,324	156,824
Changes in production rates and other	1,188	(37,250)
End of year	$447,703	$598,481

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(f) and 15d-15(f), of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management has assessed our internal control over financial reporting as of December 31, 2024. The unqualified report of management thereon is included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2024 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities	Weighted-Average	Equity Compensation
	to be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding	Outstanding Options and	Securities Reflected in
Plan Category	Options and Rights(A)(1)	Rights	Column(A))
Equity compensation plans approved by security holders.	—	$—	—
Equity compensation plans not approved by security holders(2)	253,294	28.32	1,199,030
	253,294	$28.32	1,199,030
(1)	Consists of 147,037 unvested RSUs and outstanding 106,257 stock options.
(2)	The formation of the plan was approved by the Bankruptcy Court upon confirmation of our Plan of Reorganization in 2019 and further approved by our board with an effective date of January 1, 2020.

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

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

3.1.6

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

10.1

Second Amended and Restated Senior Secured Credit Agreement dated as of December 26, 2024, by and among Battalion Oil Corporation, as holdings, Halcón Holdings LLC, as borrower, the subsidiary guarantors party thereto, Fortress Credit Corp., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 27, 2024).

10.1.1

First Amendment to Second Amended and Restated Senior Secured Credit Agreement dated as of January 9, 2025, by and among Battalion Oil Corporation, as holdings, Halcón Holdings LLC, as borrower, the subsidiary guarantors party thereto, Fortress Credit Corp., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 10, 2025).

10.2

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

10.2.2

Second Amendment to Registration Rights Agreement dated September 6, 2023, by and among Battalion Oil Corporation and each of the parties thereto, as investors (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed September 7, 2023).

10.2.3

Third Amendment to Registration Rights Agreement dated December 15, 2023, by and among Battalion Oil Corporation and each of the other parties thereto, as investors (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed December 18, 2023).

10.2.4

Fourth Amendment to Registration Rights Agreement dated March 27, 2024, by and among Battalion Oil Corporation and each of the other parties thereto, as investors. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed March 28, 2024).

10.2.5

Fifth Amendment to Registration Rights Agreement dated May 13, 2024, by and among Battalion Oil Corporation and each of the other parties thereto, as investors. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed May 14, 2024).

10.3	†	Battalion Oil Corporation 2020 Long-Term Incentive Plan, effective as of January 1, 2020 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 31, 2020).
10.3.1	†

Amendment No. 1 to the Battalion Oil Corporation 2020 Long-Term Incentive Plan, effective as of June 8, 2021 (Incorporated by reference to Exhibit 10.1.1 of our Current Report on Form 8-K filed June 14, 2021).

10.4	†	Merger Incentive Plan, adopted as of September 19, 2024 (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed November 12, 2024).
10.5	†

Employment Agreement between Daniel P. Rohling and Battalion Oil Corporation effective as of January 28, 2020 (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K filed March 25, 2020).

10.6

Purchase Agreement (Series A Preferred Stock), dated March 28, 2023, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed March 30, 2023).

10.7

Purchase Agreement (Series A-1 Preferred Stock), dated September 6, 2023, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 7, 2023).

10.8

Purchase Agreement (Series A-2 Preferred Stock), dated December 15, 2023, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 18, 2023).

10.9

Purchase Agreement (Series A-3 Preferred Stock), dated March 27, 2024, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 28, 2024).

10.10

Purchase Agreement (Series A-4 Preferred Stock), dated May 13, 2024, by and among Battalion Oil Corporation and each of the purchasers set forth on Schedule A thereto. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 14, 2024).

10.11	†

Material Terms of Employment Arrangements between Walter R. Mayer and Battalion Oil Corporation (Incorporated by reference to Exhibit 10.9 of our Annual Report Amendment on Form 10-K/A filed April 28, 2023).

10.12	†	Form of Nonqualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 31, 2020).
10.13	†	Form of Base Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed January 31, 2020).
10.14	†	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed January 31, 2020).
10.15	†	Form of M&A Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed January 31, 2020).
10.16	†*	Form of Retention Letter Agreement
19	*	Amended and Restated Insider Trading Policy
21.1	*	List of Subsidiaries of Battalion Oil Corporation
31	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer and Principal Financial Officer
32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer
97		Incentive Compensation Recoupment Policy (Incorporated by reference to Exhibit 97 of our Annual Report on Form 10-K filed April 1, 2024).
99.1	*	Report of Netherland, Sewell & Associates, Inc.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Attached hereto.
†	Indicates management contract or compensatory plan or arrangement.

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

BATTALION OIL CORPORATION

Date: March 31, 2025	By:	/s/ MATTHEW B. STEELE
Matthew B. Steele Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTEW B. STEELE Matthew B. Steele	Director and Chief Executive Officer	March 31, 2025

/s/ JONATHAN BARRETT Jonathan Barrett	Chairman of the Board	March 31, 2025

/s/ DAVID CHANG David Chang	Director	March 31, 2025

/s/ GREGORY HINDS Gregory Hinds	Director	March 31, 2025

/s/ AJAY JEGADEESAN Ajay Jegadeesan	Director	March 31, 2025

/s/ WILLIAM ROGERS William Rogers	Director	March 31, 2025