Form 10-Q
period 2025-03-31
BATTALION OIL CORP
filed 2025-05-14
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ⌧ No ◻

At May 8, 2025, 16,456,563 shares of the Registrant’s Common Stock were outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, may be forward-looking statements, should be evaluated as such and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in prices for oil, natural gas and natural gas liquids (“NGLs”);
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars, which may be subject to inflation caused by labor shortages, supply shortages and increased demand, and other inflationary pressures;
●	our ability to secure adequate sour gas treating and/or sour gas take-away capacity, including the acid gas treatment facility for our Monument Draw area attaining targeted production volumes and costs in treating our sour gas;
●	drilling and operating risks, including accidents, equipment failures, fires, and releases of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including, but not limited to, additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	our ability to pursue and integrate strategic mergers and acquisitions;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;
●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;
●	exploration and development risks;
●	our ability to retain key members of senior management, the board of directors and key technical employees;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States (“U.S.”), such as the conflict between Ukraine and Russia, and acts of terrorism or sabotage;
●	impacts of climate regulations or lawsuits;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions in the U.S. will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access capital;
●	changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs and their related impacts on the economy;
●	impacts and potential risks related to actual or anticipated pandemics, including any associated impact to our operations, financial results, liquidity, contractors, customers, employees and vendors;
●	impacts and potential risks of extreme weather;
●	other economic, competitive, governmental, regulatory, legislative, including federal and state regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;
●	our insurance coverage may not adequately cover all losses that we may sustain; and
●	title to the properties in which we have an interest that may be impaired by title defects.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$39,700	$42,429
Natural gas	2,823	2,047
Natural gas liquids	4,862	5,056
Total oil, natural gas and natural gas liquids sales	47,385	49,532
Other	90	338
Total operating revenues	47,475	49,870

Operating expenses:
Production:
Lease operating	10,358	11,586
Workover and other	1,433	888
Taxes other than income	2,800	2,991
Gathering and other	12,000	17,286
General and administrative	4,413	4,071
Depletion, depreciation and accretion	13,080	13,025
Total operating expenses	44,084	49,847
Income from operations	3,391	23

Other income (expenses):
Net gain (loss) on derivative contracts	9,302	(24,187)
Interest expense and other	(6,670)	(7,039)
Total other income (expenses)	2,632	(31,226)
Income (loss) before income taxes	6,023	(31,203)
Income tax benefit (provision)	—	—
Net income (loss)	$6,023	$(31,203)
Preferred dividends	(11,820)	(5,632)
Net income (loss) available to common stockholders	$(5,797)	$(36,835)

Net income (loss) per share of common stock available to common stockholders:
Basic	$(0.35)	$(2.24)
Diluted	$(0.35)	$(2.24)
Weighted average common shares outstanding:
Basic	16,457	16,457
Diluted	16,457	16,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$73,568	$19,712
Accounts receivable, net	21,177	26,298
Assets from derivative contracts	15,706	6,969
Restricted cash	91	91
Prepaids and other	901	982
Total current assets	111,443	54,052
Oil and natural gas properties (full cost method):
Evaluated	841,213	816,186
Unevaluated	49,091	49,091
Gross oil and natural gas properties	890,304	865,277
Less: accumulated depletion	(509,945)	(497,272)
Net oil and natural gas properties	380,359	368,005
Other operating property and equipment:
Other operating property and equipment	4,669	4,663
Less: accumulated depreciation	(2,589)	(2,455)
Net other operating property and equipment	2,080	2,208
Other noncurrent assets:
Assets from derivative contracts	8,846	4,052
Operating lease right of use assets	298	453
Other assets	3,222	2,278
Total assets	$506,248	$431,048

Current liabilities:
Accounts payable and accrued liabilities	$58,499	$52,682
Liabilities from derivative contracts	14,716	12,330
Current portion of long-term debt	22,579	12,246
Operating lease liabilities	286	406
Total current liabilities	96,080	77,664
Long-term debt, net	196,833	145,535
Other noncurrent liabilities:
Liabilities from derivative contracts	6,272	6,954
Asset retirement obligations	19,428	19,156
Operating lease liabilities	43	84
Commitments and contingencies (Note 9)
Temporary equity:
Redeemable convertible preferred stock: 138,000 shares	189,354	177,535
of $0.0001 par value authorized, issued and outstanding
at March 31, 2025 and December 31, 2024
Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,456,563 shares issued and outstanding at March 31, 2025 and
December 31, 2024	2	2
Additional paid-in capital	277,088	288,993
Accumulated deficit	(278,852)	(284,875)
Total stockholders' (deficit) equity	(1,762)	4,120
Total liabilities, temporary equity and stockholders' equity	$506,248	$431,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2023	16,457	$2	$321,012	$(252,993)	$68,021
Net loss	—	—	—	(31,203)	(31,203)
Deemed dividends for preferred stock	—	—	(5,632)	—	(5,632)
Stock-based compensation and other	—	—	127	—	127
Balances at March 31, 2024	16,457	2	315,507	(284,196)	31,313
Net loss	—	—	—	(105)	(105)
Deemed dividends for preferred stock	—	—	(8,586)	—	(8,586)
Stock-based compensation and other	—	—	48	—	48
Balances at June 30, 2024	16,457	2	306,969	(284,301)	22,670
Net income	—	—	—	21,628	21,628
Deemed dividends for preferred stock	—	—	(9,321)	—	(9,321)
Stock-based compensation and other	—	—	7	—	7
Balances at September 30, 2024	16,457	2	297,655	(262,673)	34,984
Net loss	—	—	—	(22,202)	(22,202)
Deemed dividends for preferred stock	—	—	(8,680)	—	(8,680)
Stock-based compensation and other	—	—	18	—	18
Balances at December 31, 2024	16,457	2	288,993	(284,875)	4,120
Net income	—	—	—	6,023	6,023
Deemed dividends for preferred stock	—	—	(11,820)	—	(11,820)
Stock-based compensation and other	—	—	(85)	—	(85)
Balances at March 31, 2025	16,457	$2	$277,088	$(278,852)	$(1,762)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$6,023	$(31,203)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion, depreciation and accretion	13,080	13,025
Stock-based compensation, net	(109)	99
Unrealized (gain) loss on derivative contracts	(11,828)	19,761
Amortization/accretion of financing related costs	395	1,701
Accrued settlements on derivative contracts	(560)	1,433
Change in fair value of embedded derivative liability	—	(928)
Other	53	270
Change in assets and liabilities:
Accounts receivable	6,436	(1,278)
Prepaids and other	(419)	(12)
Accounts payable and accrued liabilities	(340)	1,048
Net cash provided by operating activities	12,731	3,916

Cash flows from investing activities:
Oil and natural gas capital expenditures	(19,800)	(24,599)
Contract asset	—	(7,235)
Other operating property and equipment capital expenditures	(6)	(8)
Other	(306)	(6)
Net cash used in investing activities	(20,112)	(31,848)

Cash flows from financing activities:
Proceeds from borrowings	63,000	—
Repayments of borrowings	(26)	(10,026)
Debt issuance costs	(1,737)	—
Payment of debt financing costs	—	(129)
Proceeds from issuance of preferred stock	—	19,500
Merger deposit	—	10,000
Net cash provided by financing activities	61,237	19,345

Net increase (decrease) in cash, cash equivalents and restricted cash	53,856	(8,587)

Cash, cash equivalents and restricted cash at beginning of period	19,803	57,619
Cash, cash equivalents and restricted cash at end of period	$73,659	$49,032

Supplemental cash flow information:
Cash paid for interest	$6,953	$6,571

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

These unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. Interim period results are not necessarily indicative of results of operations or cash flows for the full year and accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), has been condensed or omitted. During interim periods, Battalion follows the accounting policies disclosed in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025. Please refer to the notes in the Annual Report on Form 10-K for the year ended December 31, 2024 when reviewing interim financial results. The Company has evaluated events or transactions through the date of issuance of these unaudited condensed consolidated financial statements.

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

	March 31, 2025	December 31, 2024

Cash and cash equivalents	$73,568	$19,712
Restricted cash	91	91
Total cash, cash equivalents and restricted cash	$73,659	$19,803

Restricted cash consists of funds to collateralize company credit cards.

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

The Company’s exposure to credit risk under its derivative contracts is currently limited to one major financial institution with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At March 31, 2025, the Company’s derivative counterparty is a major financial institution and a lender under the 2024 Amended Term Loan Agreement (as defined in Note 5, “Debt”).

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the income tax rate reconciliation and income taxes paid. ASU 2023-09 requires an entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories, with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in ASU 2023-09 prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

currently evaluating the impact of adopting ASU 2023-09 but does not expect it to have a material impact on its disclosures, with no impact to its results of operations, cash flows, or financial condition.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within the fiscal year beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

2. SEGMENTS

The Company has determined that it operates as one reportable segment which focuses on oil and natural gas acquisition, production, exploration and development. The Company evaluates performance based on consolidated income or loss from operations. The Company’s chief executive officer and chief operating officer together function as the Company’s chief operating decision maker (the “CODM”). The CODM evaluates and manages performance and resource allocation based on consolidated production and operating expenses. Significant expenses provided to the CODM for review consist of lease operating expenses, workover and other expense and gathering and other expense. The Company’s significant segment expenses are derived from and can be found within the condensed consolidated statement of operations. The measure of segment assets for the Company’s single reportable segment is “Total assets” as reported on the unaudited condensed consolidated balance sheet.

3. OPERATING REVENUES

Substantially all of the Company’s oil, natural gas and natural gas liquids (“NGLs”) revenues are derived from the Delaware Basin in Pecos, Reeves, Ward and Winkler Counties, Texas. Revenue is presented disaggregated in the unaudited condensed consolidated statements of operations by major product, and depicts how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors in the Company’s single basin operations.

Revenue is recognized when the following five steps are completed: (1) identify the contract with the customer, (2) identify the performance obligation (promise) in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when the performance obligation is satisfied. Revenues from the sale of crude oil, natural gas and NGLs are recognized, at a point in time, when a performance obligation is satisfied by the transfer of control of each unit (e.g. barrel of oil, Mcf of gas) of commodity to the customer. Revenue is measured based on contract consideration allocated to each unit of commodity and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue.

Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $17.8 million and $23.5 million at March 31, 2025 and December 31, 2024, respectively, as “Accounts receivable, net” on the unaudited condensed consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

For additional information regarding the Company’s operating revenues, refer to its Annual Report on Form 10-K for the year ended December 31, 2024.

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

At March 31, 2025 and 2024, using first-day-of-the-month average West Texas Intermediate (“WTI”) crude oil spot prices and Henry Hub natural gas prices for the respective prior 12-month periods, the Company’s net book value of oil and natural gas properties at March 31, 2025 and 2024, did not exceed the ceiling test value of the Company’s reserves. Oil and natural gas prices utilized for the ceiling test calculations at March 31, 2025 and 2024 were $75.33 per barrel and $77.64 per barrel of oil, respectively, and $2.44 per MMBtu and $2.45 per MMBtu for natural gas, respectively.

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

5. DEBT

The Company’s debt consisted of the following for the periods presented (in thousands):

	March 31, 2025	December 31, 2024
Term loan credit facility	$225,000	$162,000
Other	79	106
Total debt (Face Value)	225,079	162,106
Less:
Current portion of long-term debt(1)	(22,579)	(12,246)
Other(2)	(5,667)	(4,325)
Long-Term Debt, net	$196,833	$145,535
(1)	Amounts primarily reflect amortization payments of $22.5 million and $12.2 million due under the Company’s 2024 Amended Term Loan Agreement within one year at March 31, 2025 and December 31, 2024, respectively.
(2)	Amounts primarily reflect unamortized debt discount and issuance costs of approximately $5.7 million and $4.3 million at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded approximately $0.4 million and $1.7 million, respectively, in interest expense reflecting the amortization/accretion of deferred financing costs and debt discount.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amended and Restated Credit Agreement

On December 26, 2024 (the “Initial Closing Date”), Halcón Holdings, LLC (the “Borrower”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Senior Secured Credit Agreement (the “2024 Term Loan Agreement”) with Fortress Credit Corp., as administrative agent, and certain other financial institutions party thereto, as lenders. The 2024 Term Loan Agreement amends and restates in its entirety the Company’s 2021 Amended Term Loan Agreement (as defined below). Pursuant to the 2024 Term Loan Agreement, the lenders party thereto agreed to provide the Borrower with (i) an initial term loan facility in the aggregate principal amount of $162.0 million, funded on December 26, 2024 and (ii) an incremental term loan facility in the aggregate principal amount of up to $63.0 million to be made available to the Borrower from January 3, 2025 until the date that was the earliest to occur of (x) the date on which such incremental term facility is fully drawn, (y) the date on which such incremental term facility is terminated and (z) January 11, 2025, subject to the satisfaction of certain conditions. On January 9, 2025, the Borrower entered into a first amendment (the “First Amendment”) to its 2024 Term Loan Agreement (as amended, the “2024 Amended Term Loan Agreement”). Pursuant to the First Amendment, the Borrower incurred incremental term loans in the aggregate principal amount of $63.0 million (the “Incremental Term Loans”).

The net proceeds of the 2024 Term Loan Agreement were used to repay all outstanding indebtedness under the 2021 Amended Term Loan Agreement, including accrued and unpaid interest, in an aggregate amount of approximately $152.1 million and to pay related fees and expenses. For the year ended December 31, 2024, the Company recognized a loss on extinguishment of debt in the amount of $7.5 million resulting from the credit agreement refinancing on December 26, 2024 which included a $3.6 million non-cash write-off of deferred financing costs, original issue discounts and embedded derivatives associated with the extinguished debt and $3.9 million in fees and debt issuance costs paid for the new debt. Additionally, the Company deferred $4.3 million of original issue discount and financing costs on the condensed consolidated balance sheet at December 31, 2024 in conjunction with entry into the 2024 Term Loan Agreement and deferred an additional $1.7 million of original issue discount and financing costs on the condensed consolidated balance sheet at March 31, 2025 in conjunction with the issuance of the Incremental Term Loans in January 2025.

The maturity date of the 2024 Amended Term Loan Agreement is December 26, 2028.

Borrowings under the 2024 Amended Term Loan Agreement bear interest at a rate per annum equal to a forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a tenor of three months (with a credit spread adjustment of 0.15% per annum) (or another applicable reference rate, as determined pursuant to the terms of the 2024 Amended Term Loan Agreement) plus an applicable margin of 7.75%. The weighted average interest rate on the Company’s borrowings under the 2024 Amended Term Loan Agreement for the quarter ended March 31, 2025 was 12.21%.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Closing Date, such voluntary prepayments, certain mandatory prepayments and change of control prepayments are subject to the following prepayment premium, as applicable:

Period	Premium
Months 0 - 9	Make-whole amount equal to 9 months of interest plus 2.00%
Months 10 - 30	2.00%
Thereafter	0.00%

The Borrower may be required to make mandatory prepayments of the loans under the 2024 Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales and with excess cash on hand in excess of certain maximum levels. At March 31, 2025, the Borrower is required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the total aggregate principal amount of the loans outstanding commencing with the fiscal quarter ending June 30, 2025.

Amounts outstanding under the 2024 Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and of the equity interests of the Borrower held by the Company.

The 2024 Amended Term Loan agreement contains certain financial covenants (as defined in the 2024 Term Loan Agreement), including the maintenance of the following ratios:

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

At March 31, 2025, the Company was in compliance with all financial covenants under the 2024 Amended Term Loan Agreement.

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

In conjunction with entering into the 2024 Term Loan Agreement, the Company agreed to pay an exit fee equal to the amount resulting from multiplying 3.50% by the difference, if any, of (x) Total proved developed producing (“PDP”) PV-10 (the “PDP PV-10”) as of the date that is the earlier of (i) Payment in Full, (ii) the Maturity Date, or (iii) the loans and other obligations otherwise becoming immediately due and payable pursuant to Section 10.02 of the 2024 Term Loan Agreement (including whether, in the case of clauses (i) or (iii), such Payment in Full or acceleration, respectively, may be made in connection with a refinancing transaction or a disposition of all or substantially all of the assets of the Company) (such earlier date, the “Exit Fee Determination Date”), less (y) the Total PDP PV-10 reflected in the Initial

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reserve Report (as defined in the 2024 Term Loan Agreement) (the “Exit Fee”). Upon evaluation of the payoff profiles associated with the Exit Fee, the Company concluded that such embedded features resulting from the application of this fee were not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement, at December 31, 2024 and at March 31, 2025. Refer to Note 6, “Fair Value Measurements,” for a discussion of the valuation approach used and the significant inputs to the valuation for the Exit Fee derivative.

Term Loan Credit Facility

On November 24, 2021, the Company and Borrower entered into an Amended and Restated Senior Secured Credit Agreement (the “2021 Term Loan Agreement”) with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders, having a maturity date of November 24, 2025 (as subsequently amended, the “2021 Amended Term Loan Agreement”).

All obligations under the 2021 Amended Term Loan Agreement were refunded, refinanced and repaid in full by the loans under the 2024 Term Loan Agreement on December 26, 2024.

Borrowings under the 2021 Amended Term Loan Agreement bore interest at a variable interest rate based on SOFR plus an applicable margin of 7.5%. The weighted average interest rate on the Company’s term loan borrowings under the 2021 Amended Term Loan Agreement for the quarter ended March 31, 2024 was approximately 12.99%.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

liabilities associated with commodity-based derivative contracts that were accounted for at fair value at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$24,552	$—	$24,552

Liabilities
Liabilities from derivative contracts	$—	$20,988	$—	$20,988

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$11,021	$—	$11,021

Liabilities
Liabilities from derivative contracts	$—	$19,284	$—	$19,284

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

As discussed in Note 5, “Debt,” the Company evaluated the 2024 Term Loan Agreement and identified the Exit Fee to be an embedded derivative not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement, at December 31, 2024 and at March 31, 2025. The fair value of the Exit Fee derivative is remeasured each reporting period with fair value changes recorded in “Interest Expense and other” on the condensed consolidated statement of operations. The valuation of the Exit Fee derivative includes significant inputs such as the timing of potential exit scenarios, forward NYMEX strip pricing, forecasted capital and other expenditures and discount rates. The fair value of the Exit Fee derivative is classified as Level 3 in the fair value hierarchy.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. At March 31, 2025, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

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

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets at March 31, 2025 and December 31, 2024 (in thousands):

Balance sheet location	March 31, 2025	December 31, 2024	Balance sheet location	March 31, 2025	December 31, 2024
Current assets	$15,706	$6,969	Current liabilities	$(14,716)	$(12,330)
Other noncurrent assets	8,846	4,052	Other noncurrent liabilities	(6,272)	(6,954)
	$24,552	$11,021		$(20,988)	$(19,284)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Location of gain (loss)	Three Months Ended
	on derivative contracts on	March 31,
Type	Statement of Operations	2025	2024
Commodity contracts:
Unrealized gain (loss)	Other income (expenses)	$11,828	$(19,761)
Realized (loss) gain	Other income (expenses)	(2,526)	(4,426)
Total net gain (loss)		$9,302	$(24,187)

At March 31, 2025, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2025	2026	2027	2028
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	1,451,223	1,387,884	892,175	665,682
Weighted average price	$65.38	$64.63	$62.23	$62.40
Basis swap:
Total volumes (Bbls)	1,466,507	1,394,912	896,291	665,682
Weighted average price	$0.46	$0.48	$0.52	$0.66
WTI NYMEX roll:
Total volumes (Bbls)	1,466,507	1,394,912	896,291	665,682
Weighted average price	$0.38	$0.03	$(0.03)	$(0.22)
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	4,207,358	1,098,125	1,680,815	1,932,378
Weighted average price	$3.35	$3.90	$3.76	$3.33
Two-way collar:
Total volumes (MMBtu)	834,358	3,780,627	1,811,553	539,931
Weighted average price (call)	$6.37	$4.53	$4.67	$3.90
Weighted average price (put)	$3.76	$3.65	$3.62	$3.50
Basis swap:
Total volumes (MMBtu)	4,618,009	4,715,556	3,473,775	2,472,309
Weighted average price	$(0.78)	$(0.99)	$(0.84)	$(0.85)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at March 31, 2025 and December 31, 2024 (in thousands):

	Assets from Derivative Contracts		Liabilities from Derivative Contracts
Offsetting of Derivative Assets and Liabilities	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

Gross amounts recognized in the Unaudited Condensed Consolidated Balance Sheet	$24,552	$11,021	$(20,988)	$(19,284)
Amounts not offset in the Unaudited Condensed Consolidated Balance Sheet	(20,988)	(11,021)	20,988	11,021
Net amount	$3,564	$—	$—	$(8,263)

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

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations at December 31, 2024	$19,156
Accretion expense	272
Liabilities incurred	—
Revisions to estimate	—
Liability for asset retirement obligations at March 31, 2025	19,428

9. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2022, the Company entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility and entered into a gas treating agreement with Wink Amine Treater, LLC (“WAT”). The Company has a minimum volume commitment of 20,000 Mcf per day under the gas treating agreement, with certain rollover rights and start-up flexibility, for an initial term of five years from the in-service date of the facility. Under the gas treating agreement, the Company currently pays a treating rate that begins at $1.44/Mcf and varies based on volumes delivered to the facility. For additional information on this joint venture, see Note 12, “Additional Financial Statement Information”.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. At March 31, 2025, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

The table below summarizes the Company’s Redeemable Convertible Preferred Stock issuances at March 31, 2025:

Preferred Stock (1)	Issuance Date	Shares	Conversion Price	Net Equity Recorded (2) (in thousands)	Cumulative Non-cash Deemed Dividends (2) (in thousands)	Total Net Equity & Cumulative Deemed Dividends (in thousands)	Initial Deemed Dividend Date
Series A	March 28, 2023	25,000	$9.03	$23,541	$17,585	$41,126	March 31, 2023
Series A-1	September 6, 2023	38,000	$7.63	36,941	15,545	52,486	September 30, 2023
Series A-2	December 15, 2023	35,000	$6.21	34,006	12,302	46,308	December 31, 2023
Series A-3	March 27, 2024	20,000	$6.83	19,397	5,916	25,313	March 31, 2024
Series A-4	May 13, 2024	20,000	$6.42	19,385	4,736	24,121	June 30, 2024
		138,000		$133,270	$56,084	$189,354
(1)	At the option of the Company, Series A through A-4 receive either annual dividends paid in cash at a fixed rate of 14.5% or accrued annually at a fixed PIK rate of 16.0%.
(2)	The preferred stock is originally recorded net of original issue discount and accrued offering costs as mezzanine equity (temporary equity) and subsequently a non-cash deemed dividend is recorded to increase the carrying value of the preferred stock to its redemption amount.

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

For the three months ended March 31, 2025 and 2024, the Company paid-in-kind dividends on the preferred stock of $11.8 million and $5.1 million, respectively. At March 31, 2025, the carrying value of the preferred stock, inclusive of PIK dividends, is approximately $189.4 million.

Voting Rights. Holders of shares of the Redeemable Convertible Preferred Stock have no voting rights with respect to the shares of Redeemable Convertible Preferred stock.

Dividends. Holders of Redeemable Convertible Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 14.5% per annum on the Liquidation Preference ($1,000 per share, or $138.0 million, increased for any PIK accruals), compounding and accruing quarterly in arrears. Dividends may be paid in cash or, if not declared and paid in cash, the amount of any such dividend shall automatically accrue at a fixed rate of 16.0% per annum on the Liquidation Preference and be added to the Liquidation Preference (a “PIK Accrual”). Currently, the Company’s 2024 Amended Term Loan Agreement prohibits the payment of cash dividends. Additionally, while the Company has not declared or paid dividends on its common stock since its inception, holders of preferred stock will be entitled to participate in any dividends or permitted distributions to holders of common stock on an as-converted basis should they occur.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Basic:
Net income (loss)	$6,023	$(31,203)
Less: Preferred stock dividend	(11,820)	(5,632)
Less: Undistributed earnings allocable to preferred stockholders	—	—
Net income (loss) available to common stockholders	$(5,797)	$(36,835)
Weighted average basic number of common shares outstanding basic	16,457	16,457
Basic net income (loss) per share of common stock	$(0.35)	$(2.24)

Diluted:
Net income (loss) available to common stockholders basic	$(5,797)	$(36,835)
Reallocation of undistributed earnings	—	—
Net income (loss) available to common stockholders diluted	$(5,797)	$(36,835)

Weighted average basic number of common shares outstanding basic	16,457	16,457
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	Anti-dilutive	Anti-dilutive
Weighted average diluted number of common shares outstanding diluted	16,457	16,457
Diluted net income (loss) per share of common stock	$(0.35)	$(2.24)

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

For the three months ended March 31, 2025, common stock equivalents, including options and restricted stock units (“RSUs”), totaling 0.2 million were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the three months ended March 31, 2024, common stock equivalents, including options and RSUs, totaling 0.3 million were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$17,775	$23,516
Joint interest accounts	2,049	2,140
Other	1,353	642
	$21,177	$26,298
Prepaids and other:
Prepaids	$493	$572
Funds in escrow	350	349
Other	58	61
	$901	$982
Other assets (Non-current):
Investment in unconsolidated affiliate	$1,380	$940
Funds in escrow	583	578
Other	1,259	760
	$3,222	$2,278
Accounts payable and accrued liabilities:
Trade payables	$16,208	$15,663
Accrued oil and natural gas capital costs	13,210	7,800
Revenues and royalties payable	21,096	19,816
Accrued interest expense	76	330
Accrued employee compensation	623	1,472
Accrued lease operating expenses	7,282	7,597
Other	4	4
	$58,499	$52,682

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

Certain income statement amounts are comprised of the following (in thousands) for the periods presents:

	March 31, 2025	March 31, 2024
Interest expense and other
Interest expense	$7,189	$8,391
Interest income	(579)	(701)
Mark-to-market of derivatives - change of control call option	—	(928)
Other	60	277
	$6,670	$7,039

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three months ended March 31, 2025 and 2024 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Recent Developments

Term Loan Credit Facility. On December 26, 2024 (the “Initial Closing Date”), we and our wholly-owned subsidiary Halcón Holdings, LLC entered into the Second Amended and Restated Senior Secured Credit Agreement (the “2024 Term Loan Agreement”) with Fortress Credit Corp., as administrative agent, and certain other financial institutions party thereto, as lenders. Pursuant to the 2024 Term Loan Agreement, the lenders agreed to provide us with (i) an initial term loan facility in the aggregate principal amount of $162.0 million, funded on December 26, 2024 and (ii) an incremental term loan facility in the aggregate principal amount of up to $63.0 million (the “Incremental Term Loans”), of which such incremental borrowings in the amount of $63.0 million were incurred on January 9, 2025 pursuant to a first amendment to our 2024 Term Loan Agreement (as amended, the “2024 Amended Term Loan Agreement”). The 2024 Amended Term Loan Agreement matures on December 26, 2028.

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

We are required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the aggregate principal amount of the loans outstanding on the Initial Closing Date plus the Incremental Term Loans, commencing with the fiscal quarter ending June 30, 2025. Under the 2024 Amended Term Loan Agreement, we must make scheduled amortization payments in the aggregate amount of $16.9 million and $22.5 million in 2025 and 2026, respectively.

We recognized a loss on extinguishment of debt for the year ended December 31, 2024 in the amount of $7.5 million resulting from the credit agreement refinancing on December 26, 2024 which included a $3.6 million non-cash write-off of deferred financing costs, original issue discounts and embedded derivatives associated with the extinguished debt and $3.9 million in fees and debt issuance costs paid for the new debt. Additionally, the Company deferred $4.3 million of original issue discount and financing costs on the condensed consolidated balance sheet at December 31, 2024 in conjunction with entry into the 2024 Term Loan Agreement and deferred an additional $1.7 million of original issue discount and financing costs on the condensed consolidated balance sheet at March 31, 2025 in conjunction with the issuance of the Incremental Term Loans in January 2025.

H2S Treating Joint Venture.  The acid gas injection facility (“AGI Facility”) to which we are a party to a joint venture has been processing gas since March 9, 2024 and continues to process gas currently. In addition to general facility downtime, the AGI Facility has experienced interruptions in processing due to the completion of improvement and maintenance projects, including pump and other facility equipment replacement. The continued processing delays and interruptions have resulted in higher processing fees than forecasted as we pay higher processing rates with other service providers.

Under a gas treating agreement (“GTA”) with the AGI Facility, we pay a treating rate that varies based on volumes delivered to the AGI Facility and have a minimum volume commitment of 20 MMcf per day. The GTA has a tiered-rate structure based on actual volumes delivered. Our current estimates of future treating fee reductions are subject to various operational and other risk factors, some of which are beyond our control, which could impact the timing and extent of these estimates.

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. We generated net income of $6.0 million for the three months ended March 31, 2025 and had working capital of $15.4 million at March 31, 2025. At March 31, 2025, we had $73.6 million of cash and cash equivalents, no additional borrowing capacity under the 2024 Amended Term Loan Agreement (as defined in Note 5, “Debt” to the unaudited condensed consolidated financial statements) and a total of $22.5 million in debt repayments due through March 2026. At March 31, 2025, $30.0 million remained available for issuance on or before August 29, 2025 under a support letter from our investors.

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

Debt Obligations. Under our 2024 Amended Term Loan, we are required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the aggregate principal amount of the loans outstanding commencing with the fiscal quarter ending June 30, 2025 and such payments total $22.5 million through March 2026.

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

Cash Flow

Net decrease in cash and cash equivalents is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Cash flows provided by operating activities	$12,731	$3,916
Cash flows used in investing activities	(20,112)	(31,848)
Cash flows provided by financing activities	61,237	19,345
Net increase (decrease) in cash, cash equivalents and restricted cash	$53,856	$(8,587)

Operating Activities. Net cash flows provided by operating activities for the three months ended March 31, 2025 and 2024, were $12.7 million and $3.9 million, respectively. Items impacting the increase in operating cash flows were primarily driven by a decrease in operating expenses coupled with changes in working capital for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2025 and 2024 were approximately $20.1 million and $31.8 million, respectively, primarily for drilling and completion activities.

During the three months ended March 31, 2025, we spent $19.8 million on oil and natural gas capital expenditures, of which $17.4 million related to drilling and completion costs and $2.1 million related to the development of our treating equipment and gathering support infrastructure. In the first three months of 2025, we ran one operated rig in the Delaware Basin, drilled and cased four gross (4.0 net) operated wells, and did not complete and put online any operated wells.

During the three months ended March 31, 2024, we spent $31.8 million on oil and natural gas capital expenditures, of which $23.7 million related to drilling and completion costs, $7.2 million related to AGI Facility expenditures which were initially recorded as a contract asset and $0.5 million related to the development of our treating equipment and gathering support infrastructure. In the first three months of 2024, we ran one operated rig in the Delaware Basin and drilled and cased two gross (2.0 net) operated wells.

Financing Activities. Net cash flows provided by financing activities for the three months ended March 31, 2025 and 2024 were $61.2 million and $19.3 million, respectively. During the three months ended March 31, 2025, we received net proceeds of $61.3 million from the incurrence of the Incremental Term Loans on January 9, 2025. During the three months ended March 31, 2024, we received $19.5 million from our preferred stock equity issuance and repaid $10.0 million under our 2021 Amended Term Loan Agreement. Our net cash flows provided by financing activities during the three months ended March 31, 2024 also reflect the receipt of $10.0 million distributed from escrow to the Company in accordance with the terms of a merger agreement that was subsequently terminated on December 20, 2024.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations

The table below sets forth financial information for the periods presented.

	Three Months Ended
	March 31,
In thousands (except per unit and per Boe amounts)	2025	2024
Operating revenues:
Oil	$39,700	$42,429
Natural gas	2,823	2,047
Natural gas liquids	4,862	5,056
Other	90	338
Operating expenses:
Production:
Lease operating	10,358	11,586
Workover and other	1,433	888
Taxes other than income	2,800	2,991
Gathering and other	12,000	17,286
General and administrative:
General and administrative	4,365	3,972
Stock-based compensation	48	99
Depletion, depreciation and accretion:
Depletion – Full cost	12,674	12,629
Depreciation – Other	134	162
Accretion expense	272	234
Other income (expenses):
Net gain (loss) on derivative contracts	9,302	(24,187)
Interest expense and other	(6,670)	(7,039)
Net income (loss)	$6,023	$(31,203)

Production:
Oil – MBbls	569	566
Natural Gas - MMcf	1,799	2,180
Natural gas liquids – MBbls	202	253
Total MBoe(1)	1,071	1,182
Average daily production – Boe(1)	11,900	12,989

Average price per unit (2):
Oil price - Bbl	$69.77	$74.96
Natural gas price - Mcf	1.57	0.94
Natural gas liquids price - Bbl	24.07	19.98
Total per Boe(1)	44.24	41.91

Average cost per Boe:
Production:
Lease operating	$9.67	$9.80
Workover and other	1.34	0.75
Taxes other than income	2.61	2.53
Gathering and other	11.20	14.62
General and administrative:
General and administrative	4.08	3.36
Stock-based compensation	0.04	0.08
Depletion	11.83	10.68
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or natural gas liquids (“NGLs”) based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and NGLs revenues were $47.4 million and $49.5 million for the three months ended March 31, 2025 and 2024. The decrease in revenues is primarily attributable to a decrease in production volumes in 2025 compared to 2024. Production averaged 11,900 Boe per day for the three months ended March 31, 2025 compared to 12,989 Boe per day for the three months ended March 31, 2024. Production was lower in the first quarter period of 2025 compared to the same period in 2024 due largely to the timing new wells coming online as no new wells came online during the first quarter of 2025. Average realized prices (excluding the effects of hedging arrangements) increased approximately $2.33 per Boe for three months ended March 31, 2025 when compared with the same period in 2024.

Lease Operating Expenses. Lease operating expenses were $10.4 million and $11.6 million for the three months ended March 31, 2025 and 2024, respectively. On a per unit basis, lease operating expenses were $9.67 per Boe and $9.80 per Boe for the three months ended March 31, 2025 and 2024, respectively. The decrease in lease operating expenses on a per unit basis in the first quarter of 2025 compared to the first quarter of 2024 is primarily a result of lower water production and reduced repairs and maintenance costs.

Workover and Other Expenses. Workover and other expenses were $1.4 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. On a per unit basis, workover and other expenses were $1.34 per Boe and $0.75 per Boe for the three months ended March 31, 2025 and 2024, respectively. The increase in workover and other expenses for the first quarter 2025 compared to the same period in 2024 relates to slightly higher workover activity during the first quarter of 2025.

Taxes Other than Income. Taxes other than income were $2.8 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively. Severance taxes are based on realized prices and volumes at the wellhead, while ad valorem taxes are tied to the annual valuation of our properties. As revenues or volumes from oil and natural gas sales increase or decrease, severance taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.61 per Boe and $2.53 per Boe for the three months ended March 31, 2025 and 2024, respectively.

Gathering and Other Expenses. Gathering and other expenses were $12.0 million and $17.3 million for the three months ended March 31, 2025 and 2024, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes, either through our own hydrogen sulfide treating plant or through third parties. On a per unit basis, gathering and other expenses were $11.20 per Boe and $14.62 per Boe for the three months ended March 31, 2025 and 2024, respectively. The decrease in gathering and other expenses per Boe for the three months ended March 31, 2025 compared to the same period in 2024 is primarily related to a full quarter of volumes being treated by the AGI facility during 2025. The AGI facility did not come online until March 2024.

General and Administrative Expense. General and administrative expense was $4.4 million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively. On a per unit basis, general and administrative expenses were $4.08 per Boe and $3.36 per Boe for the three months ended March 31, 2025 and 2024, respectively. The increase in general and administrative expense for the three months ended March 31, 2025 compared with the same prior year period is primarily due to higher payroll and benefits costs.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period.

Depletion expense was $12.7 million and $12.6 million for the three months ended March 31, 2025 and 2024, respectively. On a per unit basis, depletion expense was $11.83 per Boe and $10.68 per Boe for the three months ended March 31, 2025 and 2024, respectively. The increase in our depletion rate per Boe is primarily due to a period over period increase in future development costs associated with proved reserves combined with the associated period over period decrease in proved reserves.

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

For the three months ended March 31, 2025, we recorded a net derivative gain of $9.3 million ($11.8 million net gain on unsettled contracts and $2.5 million net realized loss on settled contracts). For the three months ended March 31, 2024, we recorded a net derivative loss of $24.2 million ($19.8 million net loss on unsettled contracts and $4.4 million net realized loss on settled contracts). At March 31, 2025, we had a $24.5 million derivative asset ($15.7 million current) and a $21.0 million derivative liability ($14.7 million current).

Interest Expense and Other. Interest expense and other totaled $6.7 million and $7.0 million for the three months ended March 31, 2025 and 2024, respectively. Interest expense and other primarily decreased in the current year periods compared to the same periods in the prior year due to a lower weighted average interest rate for the quarter ended March 31, 2025 on borrowings associated with our 2024 Amended Term Loan Agreement compared to the weighted average interest rate for the quarter ended March 31, 2024 on borrowings associated with our 2021 Amended Term Loan Agreement. Our weighted average interest rate was approximately 12.21% for the quarter ended March 31, 2025. For the second quarter of 2025, our interest rate will be approximately 12.20% on outstanding borrowings.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. At March 31, 2025, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement, as amended. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, “Derivative and Hedging Activities,” for more details.

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

At March 31, 2025, the principal amount of our term loan debt was $225.0 million, which bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At March 31, 2025, the weighted average interest rate on our variable rate debt was 12.21% per year. If the balance of our variable interest rate debt at March 31, 2025 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.7 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2025. On the basis of this review, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

3.1

Amended and Restated Certificate of Incorporation of Battalion Oil Corporation, dated October 8, 2019, as amended by the Certificate of Amendment, dated January 21, 2020 (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K filed March 25, 2020).

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

BATTALION OIL CORPORATION

May 14, 2025	By:	/s/ MATTHEW B. STEELE

	Name:	Matthew B. Steele
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)