Form 10-Q
period 2025-06-30
BATTALION OIL CORP
filed 2025-08-14
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ⌧ No ◻

At August 7, 2025, 16,456,563 shares of the Registrant’s Common Stock were outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, may be forward-looking statements, should be evaluated as such and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in prices for oil, natural gas and natural gas liquids (“NGLs”);
●	our ability to generate sufficient cash flows from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars, which may be subject to inflation caused by labor shortages, supply shortages and increased demand, and other inflationary pressures;
●	our ability to secure adequate sour gas treating and/or sour gas take-away capacity, including the acid gas treatment facility for our Monument Draw area attaining targeted production volumes and costs in treating our sour gas;
●	drilling and operating risks, including accidents, equipment failures, fires, and releases of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including, but not limited to, additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	our ability to pursue and integrate strategic mergers and acquisitions;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;
●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;
●	exploration and development risks;
●	our ability to retain key members of senior management, the board of directors and key technical employees;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States (“U.S.”), such as the conflict between Ukraine and Russia, and acts of terrorism or sabotage;
●	impacts of climate regulations or lawsuits;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions in the U.S. will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access capital;
●	changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs and their related impacts on the economy;
●	impacts and potential risks related to actual or anticipated pandemics, including any associated impact to our operations, financial results, liquidity, contractors, customers, employees and vendors;
●	impacts and potential risks of extreme weather;
●	other economic, competitive, governmental, regulatory, legislative, including federal and state regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;
●	our insurance coverage may not adequately cover all losses that we may sustain; and
●	title to the properties in which we have an interest that may be impaired by title defects.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$36,291	$45,699	$75,991	$88,128
Natural gas	935	(2,119)	3,758	(72)
Natural gas liquids	5,350	5,503	10,212	10,559
Total oil, natural gas and natural gas liquids sales	42,576	49,083	89,961	98,615
Other	236	21	326	359
Total operating revenues	42,812	49,104	90,287	98,974

Operating expenses:
Production:
Lease operating	10,670	11,005	21,028	22,591
Workover and other	2,309	951	3,742	1,839
Taxes other than income	2,522	3,349	5,322	6,340
Gathering and other	10,958	12,126	22,958	29,412
General and administrative	2,567	3,340	6,980	7,411
Depletion, depreciation and accretion	13,939	13,213	27,019	26,238
Total operating expenses	42,965	43,984	87,049	93,831
(Loss) income from operations	(153)	5,120	3,238	5,143

Other income (expenses):
Net gain (loss) on derivative contracts	11,548	1,223	20,850	(22,964)
Interest expense and other	(6,599)	(6,448)	(13,269)	(13,486)
Total other income (expenses)	4,949	(5,225)	7,581	(36,450)
Income (loss) before income taxes	4,796	(105)	10,819	(31,307)
Income tax benefit (provision)	—	—	—	—
Net income (loss)	$4,796	$(105)	$10,819	$(31,307)
Preferred dividends	(8,270)	(8,586)	(20,090)	(14,218)
Net loss available to common stockholders	$(3,474)	$(8,691)	$(9,271)	$(45,525)

Net loss per share of common stock available to common stockholders:
Basic	$(0.21)	$(0.53)	$(0.56)	$(2.77)
Diluted	$(0.21)	$(0.53)	$(0.56)	$(2.77)
Weighted average common shares outstanding:
Basic	16,457	16,457	16,457	16,457
Diluted	16,457	16,457	16,457	16,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$44,621	$19,712
Accounts receivable, net	24,464	26,298
Assets from derivative contracts	13,717	6,969
Restricted cash	91	91
Prepaids and other	569	982
Total current assets	83,462	54,052
Oil and natural gas properties (full cost method):
Evaluated	876,736	816,186
Unevaluated	49,091	49,091
Gross oil and natural gas properties	925,827	865,277
Less: accumulated depletion	(523,500)	(497,272)
Net oil and natural gas properties	402,327	368,005
Other operating property and equipment:
Other operating property and equipment	4,677	4,663
Less: accumulated depreciation	(2,696)	(2,455)
Net other operating property and equipment	1,981	2,208
Other noncurrent assets:
Assets from derivative contracts	6,344	4,052
Operating lease right of use assets	1,000	453
Other assets	3,667	2,278
Total assets	$498,781	$431,048

Current liabilities:
Accounts payable and accrued liabilities	$62,286	$52,682
Liabilities from derivative contracts	4,483	12,330
Current portion of long-term debt	22,553	12,246
Operating lease liabilities	720	406
Total current liabilities	90,042	77,664
Long-term debt, net	191,467	145,535
Other noncurrent liabilities:
Liabilities from derivative contracts	4,764	6,954
Asset retirement obligations	19,812	19,156
Operating lease liabilities	307	84
Commitments and contingencies (Note 9)
Temporary equity:
Redeemable convertible preferred stock: 138,000 shares	197,625	177,535
of $0.0001 par value authorized, issued and outstanding
at June 30, 2025 and December 31, 2024
Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,456,563 shares issued and outstanding at June 30, 2025 and
December 31, 2024	2	2
Additional paid-in capital	268,818	288,993
Accumulated deficit	(274,056)	(284,875)
Total stockholders' (deficit) equity	(5,236)	4,120
Total liabilities, temporary equity and stockholders' equity	$498,781	$431,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2023	16,457	$2	$321,012	$(252,993)	$68,021
Net loss	—	—	—	(31,203)	(31,203)
Deemed dividends for preferred stock	—	—	(5,632)	—	(5,632)
Stock-based compensation and other	—	—	127	—	127
Balances at March 31, 2024	16,457	2	315,507	(284,196)	31,313
Net loss	—	—	—	(105)	(105)
Deemed dividends for preferred stock	—	—	(8,586)	—	(8,586)
Stock-based compensation and other	—	—	48	—	48
Balances at June 30, 2024	16,457	2	306,969	(284,301)	22,670
Net income	—	—	—	21,628	21,628
Deemed dividends for preferred stock	—	—	(9,321)	—	(9,321)
Stock-based compensation and other	—	—	7	—	7
Balances at September 30, 2024	16,457	2	297,655	(262,673)	34,984
Net loss	—	—	—	(22,202)	(22,202)
Deemed dividends for preferred stock	—	—	(8,680)	—	(8,680)
Stock-based compensation and other	—	—	18	—	18
Balances at December 31, 2024	16,457	2	288,993	(284,875)	4,120
Net income	—	—	—	6,023	6,023
Deemed dividends for preferred stock	—	—	(11,820)	—	(11,820)
Stock-based compensation and other	—	—	(85)	—	(85)
Balances at March 31, 2025	16,457	$2	$277,088	$(278,852)	$(1,762)
Net income	—	—	—	4,796	4,796
Deemed dividends for preferred stock	—	—	(8,270)	—	(8,270)
Balances at June 30, 2025	16,457	$2	$268,818	$(274,056)	$(5,236)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$10,819	$(31,307)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion, depreciation and accretion	27,019	26,238
Stock-based compensation, net	(109)	135
Unrealized (gain) loss on derivative contracts	(19,076)	15,327
Amortization/accretion of financing related costs	792	3,390
Accrued settlements on derivative contracts	(537)	774
Change in fair value of embedded derivative liability	—	(1,365)
Other	109	179
Change in assets and liabilities:
Accounts receivable	3,186	(445)
Prepaids and other	412	85
Accounts payable and accrued liabilities	321	20,730
Net cash provided by operating activities	22,936	33,741

Cash flows from investing activities:
Oil and natural gas capital expenditures	(53,090)	(44,849)
Proceeds received from sale of oil and natural gas assets	—	7,015
Acquisition of oil and natural gas properties	—	(47)
Contract asset	—	(7,795)
Other operating property and equipment capital expenditures	(14)	(17)
Other	(370)	(13)
Net cash used in investing activities	(53,474)	(45,706)

Cash flows from financing activities:
Proceeds from borrowings	63,000	—
Repayments of borrowings	(5,678)	(39,853)
Debt issuance costs	(1,875)	—
Payment of debt financing costs	—	(129)
Proceeds from issuance of preferred stock	—	38,849
Merger deposit	—	10,000
Net cash provided by financing activities	55,447	8,867

Net increase (decrease) in cash, cash equivalents and restricted cash	24,909	(3,098)

Cash, cash equivalents and restricted cash at beginning of period	19,803	57,619
Cash, cash equivalents and restricted cash at end of period	$44,712	$54,521

Supplemental cash flow information:
Cash paid for interest	$13,892	$12,512

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

The Company’s ability to execute its operating strategy is dependent on its ability to maintain adequate liquidity and continue to access capital, as needed. The Company generated net income of $10.8 million for the six months ended June 30, 2025 and had negative working capital of $6.6 million as of June 30, 2025. At June 30, 2025, the Company had $44.6 million of cash and cash equivalents, no additional borrowing capacity under the 2024 Amended Term Loan Agreement (as defined in Note 5, “Debt” to the unaudited condensed consolidated financial statements) and a total of $22.5 million in debt repayments due through June 30, 2026 under its 2024 Amended Term Loan Agreement. The Company’s current business estimates and forecasts indicate that it will require additional liquidity to meet its debt covenant requirements for the next 12 months from the issuance of these unaudited condensed consolidated financial statements. In response to these events and conditions, the Company has continued to execute on a plan to reduce operating and capital costs to improve cash flows. The Company also has obtained a support letter from its three largest current related party investors to purchase additional preferred equity securities in an amount up to $30.0 million on or before August 31, 2026. Management believes that based upon its operational forecasts, cash and cash equivalents on hand, cost reduction measures and the commitment of the investors to purchase up to $30.0 million in additional preferred equity, it is probable the Company will have sufficient liquidity to maintain compliance with its debt covenants, as described in Note 5, “Debt,” for the next 12 months from the issuance of these unaudited condensed consolidated financial statements.

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

	June 30, 2025	December 31, 2024

Cash and cash equivalents	$44,621	$19,712
Restricted cash	91	91
Total cash, cash equivalents and restricted cash	$44,712	$19,803

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

The Company’s exposure to credit risk under its derivative contracts is currently limited to one major financial institution with investment grade credit ratings, where it has master netting agreements which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings. At June 30, 2025, the Company’s derivative counterparty is a major financial institution and a lender under the 2024 Amended Term Loan Agreement (as defined in Note 5, “Debt”).

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Pronouncements and Legislation

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the OBBBA's impact on its consolidated financial statements.

2. SEGMENTS

The Company has determined that it operates as one reportable segment which focuses on oil and natural gas acquisition, production, exploration and development. The Company evaluates performance based on consolidated income or loss from operations. The Company’s chief executive officer and chief operating officer together function as the Company’s chief operating decision maker (the “CODM”). The CODM evaluates and manages performance and resource allocation based on consolidated production and operating expenses. Significant expenses provided to the CODM for review consist of lease operating expenses, workover and other expense and gathering and other expense. The Company’s significant segment expenses are derived from and can be found within the unaudited condensed consolidated statement of operations. The measure of segment assets for the Company’s single reportable segment is “Total assets” as reported on the unaudited condensed consolidated balance sheets.

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

Revenue is recognized when the following five steps are completed: (1) identify the contract with the customer, (2) identify the performance obligation (promise) in the contract, (3) determine the transaction price, (4) allocate the

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

transaction price to the performance obligations in the contract and (5) recognize revenue when the performance obligation is satisfied. Revenues from the sale of crude oil, natural gas and NGLs are recognized at a point in time when a performance obligation is satisfied by the transfer of control of each unit (e.g. barrel of oil, Mcf of gas) of commodity to the customer. Revenue is measured based on contract consideration allocated to each unit of commodity and excludes amounts collected on behalf of third parties. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue.

Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers for sales of oil, natural gas and NGLs of $19.3 million and $23.5 million at June 30, 2025 and December 31, 2024, respectively, as “Accounts receivable, net” on the unaudited condensed consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

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

At June 30, 2025 and 2024, using first-day-of-the-month average West Texas Intermediate (“WTI”) crude oil spot prices and Henry Hub natural gas prices for the respective prior 12-month periods, the Company’s net book value of oil and natural gas properties at June 30, 2025 and 2024, did not exceed the ceiling test value of the Company’s reserves. Oil and natural gas prices utilized for the ceiling test calculations at June 30, 2025 and 2024 were $71.20 per barrel and $79.45 per barrel of oil, respectively, and $2.86 per MMBtu and $2.32 per MMBtu for natural gas, respectively.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

could result in non-cash impairment charges of the Company’s oil and natural gas properties under its full cost ceiling test calculation, negatively impacting earnings and financial position.

5. DEBT

The Company’s debt consisted of the following for the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Term loan credit facility	$219,375	$162,000
Other	53	106
Total debt (Face Value)	219,428	162,106
Less:
Current portion of long-term debt(1)	(22,553)	(12,246)
Other(2)	(5,408)	(4,325)
Long-Term Debt, net	$191,467	$145,535
(1)	Amounts primarily reflect amortization payments of $22.5 million and $12.2 million due under the Company’s 2024 Amended Term Loan Agreement within one year at June 30, 2025 and December 31, 2024, respectively.
(2)	Amounts reflect unamortized debt discount and issuance costs of approximately $5.4 million and $4.3 million at June 30, 2025 and December 31, 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded approximately $0.8 million and $3.4 million, respectively, in interest expense reflecting the amortization/accretion of deferred financing costs and debt discount.

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

The net proceeds of the 2024 Term Loan Agreement were used to repay all outstanding indebtedness under the 2021 Amended Term Loan Agreement, including accrued and unpaid interest, in an aggregate amount of approximately $152.1 million and to pay related fees and expenses. For the year ended December 31, 2024, the Company recognized a loss on extinguishment of debt in the amount of $7.5 million resulting from the credit agreement refinancing on December 26, 2024 which included a $3.6 million non-cash write-off of deferred financing costs, original issue discounts and embedded derivatives associated with the extinguished debt and $3.9 million in fees and debt issuance costs paid for the new debt. Additionally, the Company deferred $4.3 million of original issue discount and financing costs on the unaudited condensed consolidated balance sheet at December 31, 2024 in conjunction with entry into the 2024 Term Loan Agreement and deferred an additional $1.8 million of original issue discount and financing costs on the unaudited condensed consolidated balance sheet at June 30, 2025 in conjunction with the issuance of the Incremental Term Loans in January 2025.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The maturity date of the 2024 Amended Term Loan Agreement is December 26, 2028.

Borrowings under the 2024 Amended Term Loan Agreement bear interest at a rate per annum equal to a forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a tenor of three months (with a credit spread adjustment of 0.15% per annum) (or another applicable reference rate, as determined pursuant to the terms of the 2024 Amended Term Loan Agreement) plus an applicable margin of 7.75%. The weighted average interest rate on the Company’s borrowings under the 2024 Amended Term Loan Agreement for the quarter ended June 30, 2025 was 12.20%.

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

The Borrower may be required to make mandatory prepayments of the loans under the 2024 Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales and with excess cash on hand in excess of certain maximum levels. The Borrower is required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the total aggregate principal amount of the loans outstanding and such payments commenced with the $5.6 million repayment for fiscal quarter ending June 30, 2025.

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

At June 30, 2025, the Company was in compliance with all financial covenants under the 2024 Amended Term Loan Agreement.

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

In conjunction with entering into the 2024 Term Loan Agreement, the Company agreed to pay an exit fee equal to the amount resulting from multiplying 3.50% by the difference, if any, of (x) Total proved developed producing (“PDP”) PV-10 (the “PDP PV-10”) as of the date that is the earlier of (i) Payment in Full, (ii) the Maturity Date, or (iii) the loans and other obligations otherwise becoming immediately due and payable pursuant to Section 10.02 of the 2024 Term Loan Agreement (including whether, in the case of clauses (i) or (iii), such Payment in Full or acceleration, respectively, may be made in connection with a refinancing transaction or a disposition of all or substantially all of the assets of the Company) (such earlier date, the “Exit Fee Determination Date”), less (y) the Total PDP PV-10 reflected in the Initial Reserve Report (as defined in the 2024 Term Loan Agreement) (the “Exit Fee”). Upon evaluation of the payoff profiles associated with the Exit Fee, the Company concluded that such embedded features resulting from the application of this fee were not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement, at December 31, 2024 and at June 30, 2025. Refer to Note 6, “Fair Value Measurements,” for a discussion of the valuation approach used and the significant inputs to the valuation for the Exit Fee derivative.

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

Borrowings under the 2021 Amended Term Loan Agreement bore interest at a variable interest rate based on SOFR plus an applicable margin of 7.5%. The weighted average interest rate on the Company’s term loan borrowings under the 2021 Amended Term Loan Agreement for the quarter ended June 30, 2024 was approximately 12.95%.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$20,061	$—	$20,061

Liabilities
Liabilities from derivative contracts	$—	$9,247	$—	$9,247

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$11,021	$—	$11,021

Liabilities
Liabilities from derivative contracts	$—	$19,284	$—	$19,284

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

As discussed in Note 5, “Debt,” the Company evaluated the 2024 Term Loan Agreement and identified the Exit Fee to be an embedded derivative not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement, at December 31, 2024 and at June 30, 2025. The fair value of the Exit Fee derivative is remeasured each reporting period with fair value changes recorded in “Interest Expense and other” on the unaudited condensed consolidated statement of operations. The valuation of the Exit Fee derivative includes significant inputs such as the timing of potential exit scenarios, forward NYMEX strip

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

pricing, forecasted capital and other expenditures and discount rates. The fair value of the Exit Fee derivative is classified as Level 3 in the fair value hierarchy.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. At June 30, 2025, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

The Company’s crude oil and natural gas derivative positions at any point in time may consist of fixed-price swaps, costless put/call collars, basis swaps and WTI NYMEX rolls further described as follows:

●	Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas.
●	Costless collars consist of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price and are generally utilized less frequently by the Company than fixed-price swaps.
●	Basis swaps effectively lock in a price differential between regional prices (i.e., Midland) where the product is sold and the relevant pricing index under which the oil production is hedged (i.e., Cushing).
●	WTI NYMEX roll agreements account for pricing adjustments to the trade month versus the delivery month for contract pricing.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets at June 30, 2025 and December 31, 2024 (in thousands):

Balance sheet location	June 30, 2025	December 31, 2024	Balance sheet location	June 30, 2025	December 31, 2024
Current assets	$13,717	$6,969	Current liabilities	$(4,483)	$(12,330)
Other noncurrent assets	6,344	4,052	Other noncurrent liabilities	(4,764)	(6,954)
	$20,061	$11,021		$(9,247)	$(19,284)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Location of gain (loss)	Three Months Ended		Six Months Ended
	on derivative contracts on	June 30,		June 30,
Type	Statement of Operations	2025	2024	2025	2024
Commodity contracts:
Unrealized gain (loss)	Other income (expenses)	$7,248	$4,434	$19,076	$(15,327)
Realized (loss) gain	Other income (expenses)	4,300	(3,211)	1,774	(7,637)
Total net gain (loss)		$11,548	$1,223	$20,850	$(22,964)

At June 30, 2025, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2025	2026	2027	2028	2029
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	1,042,821	1,452,884	976,223	692,020	140,544
Weighted average price	$65.37	$64.57	$62.16	$62.31	$60.14
Basis swap:
Total volumes (Bbls)	1,051,329	1,459,912	980,339	692,020	140,544
Weighted average price	$0.46	$0.50	$0.55	$0.66	$0.68
WTI NYMEX roll:
Total volumes (Bbls)	1,051,329	1,459,912	980,339	692,020	140,544
Weighted average price	$0.46	$0.03	$(0.04)	$(0.23)	$(0.29)
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	2,582,845	1,098,125	1,739,001	2,010,469	527,049
Weighted average price	$3.36	$3.90	$3.77	$3.36	$3.84
Two-way collar:
Total volumes (MMBtu)	773,358	3,780,627	1,811,553	539,931	—
Weighted average price (call)	$6.36	$4.53	$4.67	$3.90	$—
Weighted average price (put)	$3.74	$3.65	$3.62	$3.50	$—
Basis swap:
Total volumes (MMBtu)	3,345,416	4,839,568	3,531,961	2,550,400	527,049
Weighted average price	$(0.88)	$(1.01)	$(0.84)	$(0.86)	$(0.89)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at June 30, 2025 and December 31, 2024 (in thousands):

	Assets from Derivative Contracts		Liabilities from Derivative Contracts
Offsetting of Derivative Assets and Liabilities	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024

Gross amounts recognized in the Unaudited Condensed Consolidated Balance Sheet	$20,061	$11,021	$(9,247)	$(19,284)
Amounts not offset in the Unaudited Condensed Consolidated Balance Sheet	(9,247)	(11,021)	9,247	11,021
Net amount	$10,814	$—	$—	$(8,263)

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

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations at December 31, 2024	$19,156
Accretion expense	550
Liabilities incurred	106
Liability for asset retirement obligations at June 30, 2025	$19,812

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

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. At June 30, 2025, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

The table below summarizes the Company’s Redeemable Convertible Preferred Stock issuances at June 30, 2025:

Preferred Stock (1)	Issuance Date	Shares	Conversion Price	Net Equity Recorded (2) (in thousands)	Cumulative Non-cash Deemed Dividends (2) (in thousands)	Total Net Equity & Cumulative Deemed Dividends (in thousands)	Initial Deemed Dividend Date
Series A	March 28, 2023	25,000	$9.03	$23,541	$19,226	$42,767	March 31, 2023
Series A-1	September 6, 2023	38,000	$7.63	36,941	17,639	54,580	September 30, 2023
Series A-2	December 15, 2023	35,000	$6.21	34,006	14,149	48,155	December 31, 2023
Series A-3	March 27, 2024	20,000	$6.83	19,397	6,925	26,322	March 31, 2024
Series A-4	May 13, 2024	20,000	$6.42	19,385	6,416	25,801	June 30, 2024
		138,000		$133,270	$64,355	$197,625
(1)	At the option of the Company, Series A through A-4 receive either annual dividends paid in cash at a fixed rate of 14.5% or accrued annually at a fixed PIK rate of 16.0%.
(2)	The preferred stock is originally recorded net of original issue discount and accrued offering costs as mezzanine equity (temporary equity) and subsequently a non-cash deemed dividend is recorded to increase the carrying value of the preferred stock to its redemption amount.

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

For the three and six months ended June 30, 2025, the Company paid-in-kind dividends on the preferred stock of $8.3 million and $20.1 million, respectively. For the three and six months ended June 30, 2024, the Company PIK dividends on the preferred stock of $7.9 million and $13.0 million, respectively. At June 30, 2025, the carrying value of the preferred stock, inclusive of PIK dividends, is approximately $197.6 million.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic:
Net income (loss)	$4,796	$(105)	$10,819	$(31,307)
Less: Preferred stock dividend	(8,270)	(8,586)	(20,090)	(14,218)
Less: Undistributed earnings allocable to preferred stockholders	—	—	—	—
Net loss available to common stockholders	$(3,474)	$(8,691)	$(9,271)	$(45,525)
Weighted average basic number of common shares outstanding basic	16,457	16,457	16,457	16,457
Basic net loss per share of common stock	$(0.21)	$(0.53)	$(0.56)	$(2.77)

Diluted:
Net loss available to common stockholders basic	$(3,474)	$(8,691)	$(9,271)	$(45,525)
Reallocation of undistributed earnings	—	—	—	—
Net loss available to common stockholders diluted	$(3,474)	$(8,691)	$(9,271)	$(45,525)

Weighted average basic number of common shares outstanding basic	16,457	16,457	16,457	16,457
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Weighted average diluted number of common shares outstanding diluted	16,457	16,457	16,457	16,457
Diluted net loss per share of common stock	$(0.21)	$(0.53)	$(0.56)	$(2.77)

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

For the three and six months ended June 30, 2025, common stock equivalents, including options and restricted stock units (“RSUs”), totaling 0.1 million were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the three and six months ended June 30, 2024, common stock equivalents, including options and RSUs, totaling 0.3 million were not included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$19,258	$23,516
Joint interest accounts	4,333	2,140
Other	873	642
	$24,464	$26,298
Prepaids and other:
Prepaids	$342	$572
Funds in escrow	170	349
Other	57	61
	$569	$982
Other assets (Non-current):
Investment in unconsolidated affiliate	$1,319	$940
Funds in escrow	589	578
Other	1,759	760
	$3,667	$2,278
Accounts payable and accrued liabilities:
Trade payables	$15,708	$15,663
Accrued oil and natural gas capital costs	16,843	7,800
Revenues and royalties payable	18,861	19,816
Accrued interest expense	74	330
Accrued employee compensation	1,361	1,472
Accrued lease operating expenses	7,645	7,597
Other	1,794	4
	$62,286	$52,682

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain income statement amounts are comprised of the following (in thousands) for the periods presents:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense and other
Interest expense	$7,341	$7,610	$14,530	$16,001
Interest income	(764)	(634)	(1,343)	(1,335)
Mark-to-market of derivatives - change of control call option	—	(437)	—	(1,365)
Other	22	(91)	82	185
	$6,599	$6,448	$13,269	$13,486

13. SUBSEQUENT EVENTS

On August 11, 2025, the Company received notice from WAT that it decided to cease taking deliveries of gas and to cease operations effective immediately. The cessation of operations is expected to materially increase processing costs and decrease production and revenue projections in the near-term. Management is actively working to identify and execute on a plan for alternative gas processing. See Note 9, “Commitments and Contingencies - Commitments,” for additional discussion of the gas treating agreement with WAT.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three and six months ended June 30, 2025 and 2024 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

We are required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the aggregate principal amount of the loans outstanding on the Initial Closing Date plus the Incremental Term Loans, commencing with the fiscal quarter ending June 30, 2025. Under the 2024 Amended Term Loan Agreement, we must make scheduled amortization payments in the aggregate amount of $16.9 million and $22.5 million in 2025 and 2026, respectively. During the quarter ended June 30, 2025, we made a scheduled amortization payment in the amount of $5.6 million.

We recognized a loss on extinguishment of debt for the year ended December 31, 2024 in the amount of $7.5 million resulting from the credit agreement refinancing on December 26, 2024 which included a $3.6 million non-cash write-off of deferred financing costs, original issue discounts and embedded derivatives associated with the extinguished debt and $3.9 million in fees and debt issuance costs paid for the new debt. Additionally, the Company deferred $4.3 million of original issue discount and financing costs on the unaudited condensed consolidated balance sheet at December 31, 2024 in conjunction with entry into the 2024 Term Loan Agreement and deferred an additional $1.8 million of original issue discount and financing costs on the unaudited condensed consolidated balance sheet at June 30, 2025 in conjunction with the issuance of the Incremental Term Loans in January 2025.

H2S Treating Joint Venture.  The acid gas injection facility (“AGI Facility”) to which we are a party to a joint venture has been processing gas since March 9, 2024. On August 11, 2025, we received notice from WAT that it decided to cease taking deliveries of gas and to cease operations effective immediately. In response, we are temporarily shutting in a portion of our Monument Draw field production. The cessation of operations is expected to materially increase processing costs and decrease production and revenue projections in the near-term. Management is actively working to identify and execute on a plan for alternative gas processing. In addition to general facility downtime, the AGI Facility had continued to experience interruptions in processing due to the completion of improvement and maintenance projects, including pump and other facility equipment replacement. The continued processing delays and interruptions resulted in higher processing fees than forecasted as we pay higher processing rates with other service providers.

Under a gas treating agreement (“GTA”) with the AGI Facility, we paid a treating rate that varied based on volumes delivered to the AGI Facility and had a minimum volume commitment of 20 MMcf per day. The GTA has a tiered-rate structure based on actual volumes delivered.

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. We generated net income of $10.8 million for the six months ended June 30, 2025 and had negative working capital of $6.6 million at June 30, 2025. At June 30, 2025, we had $44.6 million of cash and cash equivalents, no additional borrowing capacity under the 2024 Amended Term Loan Agreement (as defined in Note 5, “Debt” to the unaudited condensed consolidated financial statements) and a total of $22.5 million in debt repayments due through June 2026 under our 2024 Amended Term Loan Agreement. At June 30, 2025, $30.0 million remained available for issuance on or before August 29, 2025 under a support letter from our investors.

We continue to execute on a plan to reduce operating and capital costs to improve cash flows. Changes to our current business estimates and forecasts, based primarily on recent commodity prices and modifications to our planned drilling schedule to achieve better overall well economics, indicate that we will require additional liquidity to meet our debt covenant requirements for the next 12 months from the issuance of these unaudited condensed consolidated financial statements. In response to these events and conditions, the Company has continued to execute on a plan to reduce operating and capital costs to improve cash flows. The Company also has obtained a support letter from its three largest current related party investors to purchase additional preferred equity securities in an amount up to $30.0 million on or before August 31, 2026. We believe that, based upon our operational forecasts, cash and cash equivalents on hand, cost reduction measures, and the sale of $30 million in additional preferred equity, it is probable that we will have sufficient liquidity to maintain compliance with our future debt covenants as described in Note 5, “Debt,” for the next 12 months from the issuance of these unaudited condensed consolidated financial statements. We will, however, continue to consider alternative liquidity sources which could include a sale of a portion of our non-core assets, seeking capital partners for our drilling program, pursuing strategic merger opportunities or joint ventures, the sale of the Company, or pursuing additional general and administrative or other cost reduction opportunities. Our estimates and forecasts are based upon assumptions that may prove to be incorrect due to many factors that are currently unknown, such as prevailing economic conditions, many of which are beyond our control.

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

On May 30, 2025, we received written notice (the “Notice”) on behalf of the NYSE American indicating that we are no longer in compliance with NYSE American’s continued listing standards. Specifically, the letter stated that we are not in compliance with the continued listing standards set forth in Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American

Company Guide (the “Company Guide”). Section 1003(a)(i) requires a listed company to have stockholders’ equity of $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Our noncompliance resulted from our reporting stockholders’ equity of $(1.8) million as of March 31, 2025, and losses from continuing operations and/or net losses in three of our four most recent fiscal years ended December 31, 2024. We continue to report negative stockholders’ equity at June 30, 2025 of $(5.2) million and additional losses from continuing operations. The Notice further provided that we must submit a plan of compliance (the “Plan”) by June 30, 2025 addressing how we intend to regain compliance with the continued listing standards by November 30, 2026. Such Plan was submitted by the required deadline and our Plan submission continues to be under review by the NYSE. The Notice has no immediate impact on the listing of our shares of common stock, which will continue to be listed and traded under the symbol “BATL” on the NYSE American during this period, subject to our compliance with the other listing requirements of the NYSE American. The notice does not affect our ongoing business operations or our reporting requirements with the Securities and Exchange Commission.

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

Debt Obligations. Under our 2024 Amended Term Loan, we are required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the aggregate principal amount of the loans outstanding commencing with the fiscal quarter ending June 30, 2025 and such payments total $22.5 million through June 2026.

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

Cash Flows

Net increase in cash and cash equivalents is summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2025	2024

Cash flows provided by operating activities	$22,936	$33,741
Cash flows used in investing activities	(53,474)	(45,706)
Cash flows provided by financing activities	55,447	8,867
Net increase (decrease) in cash, cash equivalents and restricted cash	$24,909	$(3,098)

Operating Activities. Net cash flows provided by operating activities for the six months ended June 30, 2025 and 2024, were $22.9 million and $33.7 million, respectively. Items impacting the decrease in operating cash flows were primarily driven by lower operating revenues coupled with changes in working capital for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Investing Activities. Net cash flows used in investing activities for the six months ended June 30, 2025 and 2024 were approximately $53.5 million and $45.7 million, respectively, primarily for drilling and completion activities.

During the six months ended June 30, 2025, we spent $53.1 million on oil and natural gas capital expenditures, of which $47.2 million related to drilling and completion costs and $5.0 million related to the development of our treating equipment and gathering support infrastructure. In the first six months of 2025, we ran one operated rig in the Delaware Basin, drilled and cased six gross (5.5 net) operated wells, and completed and put online four gross (4.0 net) operated wells.

During the six months ended June 30, 2024, we spent $44.8 million on oil and natural gas capital expenditures, of which $42.2 million related to drilling and completion costs and $2.0 million related to the development of our treating equipment and gathering support infrastructure. During the first half of 2024, our cash capital expenditures included amounts related to the drilling and completion activities that occurred in the fourth quarter of 2023. In the first six months of 2024, we ran one operated rig in the Delaware Basin, drilled and cased four gross (3.73 net), and completed and put online two gross (1.925 net) operated wells. We also received $7.0 million in proceeds from the sale of oil and natural gas assets that were deemed to be unnecessary for future operations.

Financing Activities. Net cash flows provided by financing activities for the six months ended June 30, 2025 and 2024 were $55.5 million and $8.9 million, respectively. During the six months ended June 30, 2025, we received net proceeds of $61.1 million from the incurrence of the Incremental Term Loans and repaid $5.6 million under our 2024 Amended Term Loan Agreement. During the six months ended June 30, 2024, we received $38.8 million from our preferred stock equity issuances and repaid $39.9 million under our 2021 Amended Term Loan Agreement. Our net cash flows provided by financing activities during the six months ended June 30, 2024 also reflect the receipt of $10.0 million distributed from escrow to the Company in accordance with the terms of a merger agreement that was subsequently terminated on December 20, 2024.

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

Results of Operations

The table below sets forth financial information for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands (except per unit and per Boe amounts)	2025	2024	2025	2024
Operating revenues:
Oil	$36,291	$45,699	$75,991	$88,128
Natural gas	935	(2,119)	3,758	(72)
Natural gas liquids	5,350	5,503	10,212	10,559
Other	236	21	326	359
Operating expenses:
Production:
Lease operating	10,670	11,005	21,028	22,591
Workover and other	2,309	951	3,742	1,839
Taxes other than income	2,522	3,349	5,322	6,340
Gathering and other	10,958	12,126	22,958	29,412
General and administrative:
General and administrative	2,567	3,304	6,932	7,276
Stock-based compensation	—	36	48	135
Depletion, depreciation and accretion:
Depletion – Full cost	13,554	12,809	26,228	25,438
Depreciation – Other	107	161	241	323
Accretion expense	278	243	550	477
Other income (expenses):
Net gain (loss) on derivative contracts	11,548	1,223	20,850	(22,964)
Interest expense and other	(6,599)	(6,448)	(13,269)	(13,487)
Net income (loss)	$4,796	$(105)	$10,819	$(31,307)

Production:
Oil – MBbls	584	577	1,153	1,143
Natural Gas - MMcf	2,136	1,929	3,935	4,109
Natural gas liquids – MBbls	242	271	444	524
Total MBoe(1)	1,182	1,170	2,253	2,352
Average daily production – Boe(1)	12,989	12,857	12,448	12,923

Average price per unit (2):
Oil price - Bbl	$62.14	$79.20	$65.91	$77.10
Natural gas price - Mcf	0.44	(1.10)	0.96	(0.02)
Natural gas liquids price - Bbl	22.11	20.31	23.00	20.15
Total per Boe(1)	36.02	41.95	39.93	41.93

Average cost per Boe:
Production:
Lease operating	$9.03	$9.41	$9.33	$9.61
Workover and other	1.95	0.81	1.66	0.78
Taxes other than income	2.13	2.86	2.36	2.70
Gathering and other	9.27	10.36	10.19	12.51
General and administrative:
General and administrative	2.17	2.82	3.08	3.09
Stock-based compensation	—	0.03	0.02	0.06
Depletion	11.47	10.95	11.64	10.82
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or natural gas liquids (“NGLs”) based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and NGLs revenues were $42.6 million and $49.1 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in revenues is primarily attributable to a decrease in average realized prices. Production averaged 12,989 Boe per day for the three months ended June 30, 2025 compared to 12,857 Boe per day for the three months ended June 30, 2024. Average realized prices (excluding the effects of hedging arrangements) decreased approximately $5.93 per Boe for three months ended June 30, 2025 when compared with the same period in 2024.

Oil, natural gas and NGLs revenues were $90.0 million and $98.6 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in revenues is primarily attributable to a combination of a decrease in our average realized prices and lower production volumes in 2025 compared to 2024. Production averaged 12,448 Boe per day for the six months ended June 30, 2025 compared to 12,923 Boe per day for the six months ended June 30, 2024. Average realized prices (excluding the effects of hedging arrangements) decreased approximately $2.00 per Boe for the six months ended June 30, 2025 when compared with the same period in 2024. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Lease Operating Expenses. Lease operating expenses were $10.7 million and $11.0 million for the three months ended June 30, 2025 and 2024, respectively, and $21.0 million and $22.6 million for the six months ended June 30, 2025 and 2024, respectively. On a per unit basis, lease operating expenses were $9.03 per Boe and $9.41 per Boe for the three months ended June 30, 2025 and 2024, respectively, and $9.33 per Boe and $9.61 per Boe for the six months ended June 30, 2025 and 2024, respectively. The decrease in lease operating expenses on a per unit basis for the three and six months ended June 30, 2025 compared to the same periods of 2024 is primarily a result of contract negotiations with water disposal companies resulting in lower water production costs, lower chemical costs and aggressive preventative maintenance programs yielding decreased reactive repairs and maintenance costs.

Workover and Other Expenses. Workover and other expenses were $2.3 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and $3.7 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively. On a per unit basis, workover and other expenses were $1.95 per Boe and $0.81 per Boe for the three months ended June 30, 2025 and 2024, respectively, and $1.66 per Boe and $0.78 per Boe for the six months ended June 30, 2025 and 2024, respectively. The increase in workover and other expenses for the three and six months ended June 30, 2025 compared to the same periods of 2024 relates to increased workover activity during 2025 and include costs related to a non-recurring well cleanout program.

Taxes Other than Income. Taxes other than income were $2.5 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively, and $5.3 million and $6.3 million for the six months ended June 30, 2025 and 2024, respectively. Severance taxes are based on realized prices and volumes at the wellhead, while ad valorem taxes are tied to the annual valuation of our properties. As revenues or volumes from oil and natural gas sales increase or decrease, severance taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.13 per Boe and $2.86 per Boe for the three months ended June 30, 2025 and 2024, respectively, and $2.36 per Boe and $2.70 per Boe for the six months ended June 30, 2025 and 2024, respectively.

Gathering and Other Expenses. Gathering and other expenses were $11.0 million and $12.1 million for the three months ended June 30, 2025 and 2024, respectively, and $23.0 million and $29.4 million for the six months ended June 30, 2025 and 2024, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes, either through our own hydrogen sulfide treating plant or through third parties. On a per unit basis, gathering and other expenses were $9.27 per Boe and $10.36 per Boe for the three months ended June 30, 2025 and 2024, respectively, and $10.19 per Boe and $12.51 per Boe for the six months ended June 30, 2025 and 2024, respectively. The decrease in gathering and other expenses per Boe for the three and six months ended June 30, 2025 compared to the same periods of 2024 is primarily related to progress made at the central production facilities yielding lower labor and repair costs as well as increased throughput and overall production volumes being treated by the AGI facility during 2025. The AGI facility did not come online until March 2024.

General and Administrative Expense. General and administrative expense was $2.6 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively, and $6.9 million and $7.3 million for the six months ended June 30, 2025 and 2024, respectively. On a per unit basis, general and administrative expenses were $2.17 per Boe and $2.82 per Boe for the three months ended June 30, 2025 and 2024, respectively, and $3.08 per Boe and $3.09 per Boe for the six months ended June 30, 2025 and 2024, respectively. The decrease in general and administrative expense for the three and six months ended June 30, 2025 compared with the same prior year periods is primarily due to lower merger costs.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period.

Depletion expense was $13.6 million and $12.8 million for the three months ended June 30, 2025 and 2024, respectively, and $26.2 million and $25.4 million for the six months ended June 30, 2025 and 2024, respectively. On a per unit basis, depletion expense was $11.47 per Boe and $10.95 per Boe for the three months ended June 30, 2025 and 2024, respectively, and $11.64 per Boe and $10.82 per Boe for the six months ended June 30, 2025 and 2024, respectively. The increase in our depletion rate per Boe is primarily due to a period over period increase in net oil and natural gas properties combined with the associated period over period decrease in proved reserves.

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

For the three months ended June 30, 2025, we recorded a net derivative gain of $11.5 million ($7.2 million net unrealized gain on unsettled contracts and $4.3 million net realized gain on settled contracts). For the three months ended June 30, 2024, we recorded a net derivative gain of $1.2 million ($4.4 million net unrealized gain on unsettled contracts offset by a $3.2 million net realized loss on settled contracts). For the six months ended June 30, 2025, we recorded a net derivative gain of $20.9 million ($19.1 million net unrealized gain on unsettled contracts and $1.8 million net realized gain on settled contracts). For the six months ended June 30, 2024, we recorded a net derivative loss of $22.9 million ($15.3 million net unrealized loss on unsettled contracts and $7.6 million net realized loss on settled contracts). At June 30, 2025, we had a $20.1 million derivative asset ($13.7 million current) and a $9.2 million derivative liability ($4.5 million current).

Interest Expense and Other. Interest expense and other totaled $6.6 million and $6.5 million for the three months ended June 30, 2025 and 2024, respectively and $13.3 million and $13.5 million for the six months ended June 30, 2025 and 2024, respectively. Our weighted average interest rate was approximately 12.20% for the three and six months ended June 30, 2025. Comparatively, our weighted average interest rate was approximately 12.95% for the quarter ended June 30, 2024 and 12.97% for the six months ended June 30, 2024. For the third quarter of 2025, our interest rate will be approximately 12.20% on outstanding borrowings.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. At June 30, 2025, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement, as amended. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, “Derivative and Hedging Activities,” for more details.

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

At June 30, 2025, the principal amount of our term loan debt was $219.4 million, which bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At June 30, 2025, the weighted average interest rate on our variable rate debt was 12.20% per year. If the balance of our variable interest rate debt at June 30, 2025 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.7 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2025. On the basis of this review, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1

Ninth Amended and Restated Certificate of Incorporation of Battalion Oil Corporation, dated June 12, 2025 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 18, 2025).

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

BATTALION OIL CORPORATION

August 13, 2025	By:	/s/ MATTHEW B. STEELE

	Name:	Matthew B. Steele
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)