Form 10-Q
period 2025-09-30
BATTALION OIL CORP
filed 2025-11-13
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

At November 6, 2025, 16,456,563 shares of the Registrant’s Common Stock were outstanding.

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	5
	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2025 and December 31, 2024	6
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2025 and the Year Ended December 31, 2024	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2025 and 2024	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	35
ITEM 4.	Controls and Procedures	35

PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	36
ITEM 1A.	Risk Factors	36
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
ITEM 3.	Defaults Upon Senior Securities	36
ITEM 4.	Mine Safety Disclosures	36
ITEM 5.	Other Information	36
ITEM 6.	Exhibits	38
Signatures		39

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, may be forward-looking statements, should be evaluated as such and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in prices for oil, natural gas and natural gas liquids (“NGLs”);
●	our ability to generate sufficient cash flows from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars, which may be subject to inflation caused by labor shortages, supply shortages and increased demand, tariffs and other inflationary pressures;
●	our ability to secure adequate sour gas treating and/or sour gas take-away capacity, including the acid gas treatment facility for our Monument Draw area attaining targeted production volumes and costs in treating our sour gas;
●	drilling and operating risks, including accidents, equipment failures, fires, and releases of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including, but not limited to, additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	our ability to pursue and integrate strategic mergers and acquisitions;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;
●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;
●	exploration and development risks;
●	our ability to retain key members of senior management, the board of directors and key technical employees;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States (“U.S.”), such as the conflict between Ukraine and Russia, and acts of terrorism or sabotage;
●	impacts of climate regulations or lawsuits;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions in the U.S. will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access capital;
●	changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs and their related impacts on the economy;
●	impacts and potential risks related to actual or anticipated pandemics, including any associated impact to our operations, financial results, liquidity, contractors, customers, employees and vendors;
●	impacts and potential risks of extreme weather;
●	other economic, competitive, governmental, regulatory, legislative, including federal and state regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;
●	our insurance coverage may not adequately cover all losses that we may sustain; and
●	title to the properties in which we have an interest that may be impaired by title defects.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$38,325	$42,545	$114,316	$130,673
Natural gas	853	(2,588)	4,611	(2,660)
Natural gas liquids	4,208	5,145	14,420	15,704
Total oil, natural gas and natural gas liquids sales	43,386	45,102	133,347	143,717
Other	96	164	422	523
Total operating revenues	43,482	45,266	133,769	144,240

Operating expenses:
Production:
Lease operating	12,389	11,602	33,417	34,193
Workover and other	839	1,249	4,581	3,088
Taxes other than income	2,622	2,532	7,944	8,872
Gathering and other	10,199	12,442	33,157	41,854
General and administrative	3,085	3,854	10,065	11,265
Depletion, depreciation and accretion	13,522	12,533	40,541	38,771
Total operating expenses	42,656	44,212	129,705	138,043
Income from operations	826	1,054	4,064	6,197

Other income (expenses):
Net gain on derivative contracts	5,180	26,896	26,030	3,932
Interest expense and other	(6,741)	(6,322)	(20,010)	(19,809)
Total other (expenses) income	(1,561)	20,574	6,020	(15,877)
(Loss) income before income taxes	(735)	21,628	10,084	(9,680)
Income tax benefit (provision)	—	—	—	—
Net (loss) income	$(735)	$21,628	$10,084	$(9,680)
Preferred dividends	(14,279)	(9,321)	(34,369)	(23,539)
Undistributed earnings allocable to preferred stockholders	—	(6,732)	—	—
Net (loss) income available to common stockholders	$(15,014)	$5,575	$(24,285)	$(33,219)

Net (loss) income per share of common stock available to common stockholders:
Basic	$(0.91)	$0.34	$(1.48)	$(2.02)
Diluted	$(0.91)	$0.34	$(1.48)	$(2.02)
Weighted average common shares outstanding:
Basic	16,457	16,457	16,457	16,457
Diluted	16,457	16,523	16,457	16,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$50,455	$19,712
Accounts receivable, net	17,948	26,298
Assets from derivative contracts	15,077	6,969
Restricted cash	91	91
Prepaids and other	698	982
Total current assets	84,269	54,052
Oil and natural gas properties (full cost method):
Evaluated	885,656	816,186
Unevaluated	48,024	49,091
Gross oil and natural gas properties	933,680	865,277
Less: accumulated depletion	(536,664)	(497,272)
Net oil and natural gas properties	397,016	368,005
Other operating property and equipment:
Other operating property and equipment	4,677	4,663
Less: accumulated depreciation	(2,766)	(2,455)
Net other operating property and equipment	1,911	2,208
Other noncurrent assets:
Assets from derivative contracts	3,394	4,052
Operating lease right of use assets	1,014	453
Other assets	4,089	2,278
Total assets	$491,693	$431,048

Current liabilities:
Accounts payable and accrued liabilities	$63,037	$52,682
Liabilities from derivative contracts	1,863	12,330
Current portion of long-term debt	22,526	12,246
Operating lease liabilities	730	406
Total current liabilities	88,156	77,664
Long-term debt, net	186,230	145,535
Other noncurrent liabilities:
Liabilities from derivative contracts	4,752	6,954
Asset retirement obligations	20,592	19,156
Operating lease liabilities	309	84
Commitments and contingencies (Note 9)
Temporary equity:
Redeemable convertible preferred stock: 138,000 shares	211,904	177,535
of $0.0001 par value authorized, issued and outstanding
at September 30, 2025 and December 31, 2024
Stockholders' equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,456,563 shares issued and outstanding at September 30, 2025 and
December 31, 2024	2	2
Additional paid-in capital	254,539	288,993
Accumulated deficit	(274,791)	(284,875)
Total stockholders' (deficit) equity	(20,250)	4,120
Total liabilities, temporary equity and stockholders' equity	$491,693	$431,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2023	16,457	$2	$321,012	$(252,993)	$68,021
Net loss	—	—	—	(31,203)	(31,203)
Deemed dividends for preferred stock	—	—	(5,632)	—	(5,632)
Stock-based compensation and other	—	—	127	—	127
Balances at March 31, 2024	16,457	2	315,507	(284,196)	31,313
Net loss	—	—	—	(105)	(105)
Deemed dividends for preferred stock	—	—	(8,586)	—	(8,586)
Stock-based compensation and other	—	—	48	—	48
Balances at June 30, 2024	16,457	2	306,969	(284,301)	22,670
Net income	—	—	—	21,628	21,628
Deemed dividends for preferred stock	—	—	(9,321)	—	(9,321)
Stock-based compensation and other	—	—	7	—	7
Balances at September 30, 2024	16,457	2	297,655	(262,673)	34,984
Net loss	—	—	—	(22,202)	(22,202)
Deemed dividends for preferred stock	—	—	(8,680)	—	(8,680)
Stock-based compensation and other	—	—	18	—	18
Balances at December 31, 2024	16,457	2	288,993	(284,875)	4,120
Net income	—	—	—	6,023	6,023
Deemed dividends for preferred stock	—	—	(11,820)	—	(11,820)
Stock-based compensation and other	—	—	(85)	—	(85)
Balances at March 31, 2025	16,457	2	277,088	(278,852)	(1,762)
Net income	—	—	—	4,796	4,796
Deemed dividends for preferred stock	—	—	(8,270)	—	(8,270)
Balances at June 30, 2025	16,457	2	268,818	(274,056)	(5,236)
Net loss	—	—	—	(735)	(735)
Deemed dividends for preferred stock	—	—	(14,279)	—	(14,279)
Balances at September 30, 2025	16,457	$2	$254,539	$(274,791)	$(20,250)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$10,084	$(9,680)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion, depreciation and accretion	40,541	38,771
Stock-based compensation, net	(109)	140
Unrealized (gain) loss on derivative contracts	(20,120)	(12,764)
Amortization/accretion of financing related costs	1,180	4,949
Accrued settlements on derivative contracts	76	(1,102)
Change in fair value of embedded derivative liability	—	(1,323)
Other	193	278
Change in assets and liabilities:
Accounts receivable	7,201	4,155
Prepaids and other	284	17
Accounts payable and accrued liabilities	11,579	5,228
Net cash provided by operating activities	50,909	28,669

Cash flows from investing activities:
Oil and natural gas capital expenditures	(69,573)	(51,778)
Proceeds received from sale of oil and natural gas assets	—	7,015
Acquisition of oil and natural gas properties	—	(47)
Contract asset	—	(7,737)
Other operating property and equipment capital expenditures	(14)	(19)
Other	(375)	(20)
Net cash used in investing activities	(69,962)	(52,586)

Cash flows from financing activities:
Proceeds from borrowings	63,000	—
Repayments of borrowings	(11,329)	(52,383)
Debt issuance costs	(1,875)	—
Payment of debt financing costs	—	(175)
Proceeds from issuance of preferred stock	—	38,781
Merger deposit	—	10,000
Net cash provided by (used in) financing activities	49,796	(3,777)

Net increase (decrease) in cash, cash equivalents and restricted cash	30,743	(27,694)

Cash, cash equivalents and restricted cash at beginning of period	19,803	57,619
Cash, cash equivalents and restricted cash at end of period	$50,546	$29,925

Supplemental cash flow information:
Cash paid for interest	$20,729	$17,943

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

The Company’s ability to execute its operating strategy is dependent on its ability to maintain adequate liquidity and continue to access capital, as needed. The Company generated net income of $10.1 million for the nine months ended September 30, 2025 and had negative working capital of $3.9 million as of September 30, 2025. At September 30, 2025, the Company had $50.5 million of cash and cash equivalents, no additional borrowing capacity under the 2024 Amended Term Loan Agreement (as defined in Note 5, “Debt” to the unaudited condensed consolidated financial statements) and a total of $22.5 million in debt repayments due through September 30, 2026 under its 2024 Amended Term Loan Agreement. The Company’s current business estimates and forecasts indicate that it is at risk of potential non-compliance with its debt covenant requirements for the next 12 months from the issuance of these unaudited condensed consolidated financial statements. In response to these events and conditions, the Company continues to rely on a support letter from its three largest current related party investors to purchase additional preferred equity securities in an amount up to $30.0 million on or before August 31, 2026. Management believes that based upon its commitment of the investors to purchase up to $30.0 million in additional preferred equity, it is probable the Company will have sufficient liquidity to maintain compliance with its debt covenants, as described in Note 5, “Debt,” for the next 12 months from the issuance of these unaudited condensed consolidated financial statements.

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

	September 30, 2025	December 31, 2024

Cash and cash equivalents	$50,455	$19,712
Restricted cash	91	91
Total cash, cash equivalents and restricted cash	$50,546	$19,803

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

At September 30, 2025, the Company’s exposure to credit risk under its derivative contracts is currently limited to two counterparties – a major financial institution that is a lender under the 2024 Amended Term Loan Agreement (as defined in Note 5, “Debt”) and a large multi-strategy alternative investment manager, both of which have investment grade credit ratings. The Company has master netting agreements with both counterparties which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These provisions had no impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2025.

2. SEGMENTS

The Company has determined that it operates as one reportable segment which focuses on oil and natural gas acquisition, production, exploration and development. The Company evaluates performance based on consolidated income or loss from operations. The Company’s chief executive officer and chief operating officer together function as the Company’s chief operating decision maker (the “CODM”). The CODM evaluates and manages performance and resource allocation based on consolidated production and operating expenses. Significant expenses provided to the CODM for review consist of lease operating, workover and other, and gathering and other expenses. The Company’s significant segment expenses are derived from and can be found within the unaudited condensed consolidated statement of operations. The measure of segment assets for the Company’s single reportable segment is “Total assets” as reported on the unaudited condensed consolidated balance sheets.

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

Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers for sales of oil, natural gas and NGLs of $14.4 million and $23.5 million at September 30, 2025 and December 31, 2024, respectively, as “Accounts receivable, net” on the unaudited condensed consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

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

At September 30, 2025 and 2024, using first-day-of-the-month average West Texas Intermediate (“WTI”) crude oil spot prices and Henry Hub natural gas prices for the respective prior 12-month periods, the Company’s net book value of oil and natural gas properties at September 30, 2025 and 2024, did not exceed the ceiling test value of the Company’s reserves. Oil and natural gas prices utilized for the ceiling test calculations at September 30, 2025 and 2024 were $68.07 per barrel and $79.40 per barrel of oil, respectively, and $3.10 per MMBtu and $2.21 per MMBtu for natural gas, respectively.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DEBT

The Company’s debt consisted of the following for the periods presented (in thousands):

	September 30, 2025	December 31, 2024
Term loan credit facility	$213,750	$162,000
Other	26	106
Total debt (Face Value)	213,776	162,106
Less:
Current portion of long-term debt(1)	(22,526)	(12,246)
Other(2)	(5,020)	(4,325)
Long-Term Debt, net	$186,230	$145,535
(1)	Amounts primarily reflect amortization payments of $22.5 million and $12.2 million due under the Company’s 2024 Amended Term Loan Agreement within one year at September 30, 2025 and December 31, 2024, respectively.
(2)	Amounts reflect unamortized debt discount and issuance costs of approximately $5.0 million and $4.3 million at September 30, 2025 and December 31, 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded approximately $1.2 million and $4.9 million, respectively, in interest expense reflecting the amortization/accretion of deferred financing costs and debt discount.

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

The net proceeds of the 2024 Term Loan Agreement were used to repay all outstanding indebtedness under the 2021 Amended Term Loan Agreement, including accrued and unpaid interest, in an aggregate amount of approximately $152.1 million and to pay related fees and expenses. For the year ended December 31, 2024, the Company recognized a loss on extinguishment of debt in the amount of $7.5 million resulting from the credit agreement refinancing on December 26, 2024 which included a $3.6 million non-cash write-off of deferred financing costs, original issue discounts and embedded derivatives associated with the extinguished debt and $3.9 million in fees and debt issuance costs paid for the new debt. Additionally, the Company deferred $4.3 million of original issue discount and financing costs on the unaudited condensed consolidated balance sheet at December 31, 2024 in conjunction with entry into the 2024 Term Loan Agreement and deferred an additional $1.8 million of original issue discount and financing costs on the unaudited condensed consolidated balance sheet at September 30, 2025 in conjunction with the issuance of the Incremental Term Loans in January 2025.

The maturity date of the 2024 Amended Term Loan Agreement is December 26, 2028.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Borrowings under the 2024 Amended Term Loan Agreement initially bore interest at a rate per annum equal to a forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a tenor of three months (with a credit spread adjustment of 0.15% per annum) (or another applicable reference rate, as determined pursuant to the terms of the 2024 Amended Term Loan Agreement) plus an applicable margin of 7.75%. The weighted average interest rate on the Company’s borrowings under the 2024 Amended Term Loan Agreement for the quarter ended September 30, 2025 was 12.19%.

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

The Borrower may be required to make mandatory prepayments of the loans under the 2024 Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales and with excess cash on hand in excess of certain maximum levels. The Borrower is required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the total aggregate principal amount of the loans outstanding and such payments commenced the fiscal quarter ending June 30, 2025. In accordance with the terms of the 2024 Amended Term Loan Agreement, the Company made repayments totaling $5.6 million and $11.3 million, respectively, for the three and nine months ended September 30, 2025.

Amounts outstanding under the 2024 Amended Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and of the equity interests of the Borrower held by the Company.

The 2024 Amended Term Loan agreement contains certain financial covenants (as defined in the 2024 Term Loan Agreement and as amended in the Second Amendment), including the maintenance of the following ratios:

●	Asset Coverage Ratio not to fall below 1.85x as of September 30, 2025 through and including December 31, 2026 and 2.00x for each fiscal quarter thereafter (see Note 13, “Subsequent Events”), determined as of the last day of each fiscal quarter;
●	Total Net Leverage Ratio not to exceed 2.50x as of September 30, 2025 and not to exceed the levels set forth in the table in Note 13, “Subsequent Events” for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Current Ratio not to fall below 1.00x, determined on the last day of each calendar month commencing with the calendar month ending March 31, 2025; and

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

●	Liquidity not to fall below the greater of (x) $10,000,000 and (y) the amount equal to the scheduled principal and interest payments for the immediately succeeding three-month period, determined as of the last day of any fiscal quarter.

At September 30, 2025, the Company was in compliance with all financial covenants under the 2024 Amended Term Loan Agreement.

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

In conjunction with entering into the 2024 Term Loan Agreement, the Company agreed to pay an exit fee equal to the amount resulting from multiplying 3.50% by the difference, if any, of (x) Total proved developed producing (“PDP”) PV-10 (the “PDP PV-10”) as of the date that is the earlier of (i) Payment in Full, (ii) the Maturity Date, or (iii) the loans and other obligations otherwise becoming immediately due and payable pursuant to Section 10.02 of the 2024 Term Loan Agreement (including whether, in the case of clauses (i) or (iii), such Payment in Full or acceleration, respectively, may be made in connection with a refinancing transaction or a disposition of all or substantially all of the assets of the Company) (such earlier date, the “Exit Fee Determination Date”), less (y) the Total PDP PV-10 reflected in the Initial Reserve Report (as defined in the 2024 Term Loan Agreement) (the “Exit Fee”). Upon evaluation of the payoff profiles associated with the Exit Fee, the Company concluded that such embedded features resulting from the application of this fee were not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement, at December 31, 2024 and at September 30, 2025. Refer to Note 6, “Fair Value Measurements,” for a discussion of the valuation approach used and the significant inputs to the valuation for the Exit Fee derivative.

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

Borrowings under the 2021 Amended Term Loan Agreement bore interest at a variable interest rate based on SOFR plus an applicable margin of 7.5%. The weighted average interest rate on the Company’s term loan borrowings under the 2021 Amended Term Loan Agreement for the quarter ended September 30, 2024 was approximately 12.98%.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$18,471	$—	$18,471

Liabilities
Liabilities from derivative contracts	$—	$6,615	$—	$6,615

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$11,021	$—	$11,021

Liabilities
Liabilities from derivative contracts	$—	$19,284	$—	$19,284

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

The Company’s derivative contracts are with major financial institutions and large multi-strategy alternative investment managers with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance.

As discussed in Note 5, “Debt,” the Company evaluated the 2024 Term Loan Agreement and identified the Exit Fee to be an embedded derivative not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement, at December 31, 2024 and at September 30, 2025. The fair value of the Exit Fee derivative is remeasured each reporting period with fair value changes recorded in “Interest Expense and other” on the unaudited condensed consolidated statement of operations. The valuation of the Exit Fee derivative includes significant inputs such as the timing of potential exit scenarios, forward

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NYMEX strip pricing, forecasted capital and other expenditures and discount rates. The fair value of the Exit Fee derivative is classified as Level 3 in the fair value hierarchy.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. At September 30, 2025, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets at September 30, 2025 and December 31, 2024 (in thousands):

Balance sheet location	September 30, 2025	December 31, 2024	Balance sheet location	September 30, 2025	December 31, 2024
Current assets	$15,077	$6,969	Current liabilities	$(1,863)	$(12,330)
Other noncurrent assets	3,394	4,052	Other noncurrent liabilities	(4,752)	(6,954)
	$18,471	$11,021		$(6,615)	$(19,284)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Location of gain (loss)	Three Months Ended		Nine Months Ended
	on derivative contracts on	September 30,		September 30,
Type	Statement of Operations	2025	2024	2025	2024
Commodity contracts:
Unrealized gain	Other income (expenses)	$1,044	$28,091	$20,120	$12,764
Realized gain (loss)	Other income (expenses)	4,136	(1,195)	5,910	(8,832)
Total net gain (loss)		$5,180	$26,896	$26,030	$3,932

At September 30, 2025, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2025	2026	2027	2028	2029
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	412,283	1,497,884	1,054,223	750,020	299,544
Weighted average price	$63.74	$64.59	$62.26	$62.37	$61.40
Basis swap:
Total volumes (Bbls)	501,043	1,459,912	980,339	692,020	140,544
Weighted average price	$0.42	$0.50	$0.55	$0.66	$0.68
WTI NYMEX roll:
Total volumes (Bbls)	501,043	1,459,912	980,339	692,020	140,544
Weighted average price	$0.41	$0.03	$(0.04)	$(0.23)	$(0.29)
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	716,351	1,098,125	1,739,001	2,010,469	527,049
Weighted average price	$3.21	$3.97	$3.77	$3.36	$3.84
Two-way collar:
Total volumes (MMBtu)	743,144	4,424,627	2,304,553	995,931	604,000
Weighted average price (call)	$6.10	$4.44	$4.71	$4.08	$4.08
Weighted average price (put)	$3.64	$3.55	$3.52	$3.32	$2.57
Basis swap:
Total volumes (MMBtu)	1,311,203	4,839,568	3,531,961	2,550,400	527,049
Weighted average price	$(0.91)	$(1.01)	$(0.84)	$(0.86)	$(0.89)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at September 30, 2025 and December 31, 2024 (in thousands):

	Assets from Derivative Contracts		Liabilities from Derivative Contracts
Offsetting of Derivative Assets and Liabilities	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024

Gross amounts recognized in the Unaudited Condensed Consolidated Balance Sheet	$18,471	$11,021	$(6,615)	$(19,284)
Amounts not offset in the Unaudited Condensed Consolidated Balance Sheet	(5,153)	(11,021)	5,153	11,021
Net amount	$13,318	$—	$(1,462)	$(8,263)

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

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations at December 31, 2024	$19,156
Accretion expense	838
Liabilities incurred	118
Revisions to estimate	480
Liability for asset retirement obligations at September 30, 2025	$20,592

9. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2022, the Company entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility and entered into a gas treating agreement with Wink Amine Treater, LLC (“WAT”). The Company has a minimum volume commitment of 20,000 Mcf per day under the gas treating agreement, with certain rollover rights and start-up flexibility, for an initial term of five years from the in-service date of the facility. Under the gas treating agreement, the Company is to pay a treating rate that begins at $1.44/Mcf and varies based on volumes delivered to the facility. On August 11, 2025, the Company received notice from WAT that it ceased taking deliveries of gas and ceased operations effective immediately. At September 30, 2025 and as of the date of this filing, the facility remains out of service. The cessation of operations has resulted in increased processing costs and decreased production and revenue. Management continues to actively work to identify and execute

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

on plans for alternative gas processing. For additional information on this joint venture, see Note 12, “Additional Financial Statement Information”.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. At September 30, 2025, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

The table below summarizes the Company’s Redeemable Convertible Preferred Stock issuances at September 30, 2025:

Preferred Stock (1)	Issuance Date	Shares	Conversion Price	Net Equity Recorded (2) (in thousands)	Cumulative Non-cash Deemed Dividends (2) (in thousands)	Total Net Equity & Cumulative Deemed Dividends (in thousands)	Initial Deemed Dividend Date
Series A	March 28, 2023	25,000	$9.03	$23,541	$20,950	$44,491	March 31, 2023
Series A-1	September 6, 2023	38,000	$7.63	36,941	26,149	63,090	September 30, 2023
Series A-2	December 15, 2023	35,000	$6.21	34,006	16,091	50,097	December 31, 2023
Series A-3	March 27, 2024	20,000	$6.83	19,397	7,987	27,384	March 31, 2024
Series A-4	May 13, 2024	20,000	$6.42	19,385	7,457	26,842	June 30, 2024
		138,000		$133,270	$78,634	$211,904
(1)	At the option of the Company, Series A through A-4 receive either annual dividends paid in cash at a fixed rate of 14.5% or accrued annually at a fixed PIK rate of 16.0%.
(2)	The preferred stock is originally recorded net of original issue discount and accrued offering costs as mezzanine equity (temporary equity) and subsequently a non-cash deemed dividend is recorded to increase the carrying value of the preferred stock to its redemption amount.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three and nine months ended September 30, 2025, the Company paid-in-kind dividends on the preferred stock of $14.3 million and $34.4 million, respectively. For the three and nine months ended September 30, 2024, the Company paid-in-kind dividends on the preferred stock of $9.3 million and $22.3 million, respectively. At September 30, 2025, the carrying value of the preferred stock, inclusive of PIK dividends, is approximately $211.9 million.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic:
Net (loss) income	$(735)	$21,628	$10,084	$(9,680)
Less: Preferred stock dividend	(14,279)	(9,321)	(34,369)	(23,539)
Less: Undistributed earnings allocable to preferred stockholders	—	(6,732)	—	—
Net (loss) income available to common stockholders	$(15,014)	$5,575	$(24,285)	$(33,219)
Weighted average basic number of common shares outstanding basic	16,457	16,457	16,457	16,457
Basic net (loss) income per share of common stock	$(0.91)	$0.34	$(1.48)	$(2.02)

Diluted:
Net (loss) income available to common stockholders basic	$(15,014)	$5,575	$(24,285)	$(33,219)
Reallocation of undistributed earnings	—	12	—	—
Net (loss) income available to common stockholders diluted	$(15,014)	$5,587	$(24,285)	$(33,219)

Weighted average basic number of common shares outstanding basic	16,457	16,457	16,457	16,457
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	Anti-dilutive	66	Anti-dilutive	Anti-dilutive
Weighted average diluted number of common shares outstanding diluted	16,457	16,523	16,457	16,457
Diluted net (loss) income per share of common stock	$(0.91)	$0.34	$(1.48)	$(2.02)

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

For the three and nine months ended September 30, 2025, common stock equivalents, including options and restricted stock units (“RSUs”), totaling 0.1 million were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the three and nine months ended September 30, 2024, common stock equivalents, including options and RSUs, totaling 0.1 million and 0.3 million, respectively, were anti-dilutive and not included in the computation of diluted earnings per share of common stock.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$14,439	$23,516
Joint interest accounts	3,155	2,140
Other	354	642
	$17,948	$26,298
Prepaids and other:
Prepaids	$482	$572
Funds in escrow	170	349
Other	46	61
	$698	$982
Other assets (Non-current):
Investment in unconsolidated affiliate	$1,235	$940
Funds in escrow	594	578
Other	2,260	760
	$4,089	$2,278
Accounts payable and accrued liabilities:
Trade payables	$23,985	$15,663
Accrued oil and natural gas capital costs	6,256	7,800
Revenues and royalties payable	21,514	19,816
Accrued interest expense	71	330
Accrued employee compensation	884	1,472
Accrued lease operating expenses	6,464	7,597
Other	3,863	4
	$63,037	$52,682

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain income statement amounts are comprised of the following (in thousands) for the periods presents:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense and other
Interest expense	$7,318	$6,873	$21,848	$22,874
Interest income	(503)	(509)	(1,846)	(1,844)
Mark-to-market of derivatives - change of control call option	—	42	—	(1,323)
Other	(74)	(84)	8	102
	$6,741	$6,322	$20,010	$19,809

13. SUBSEQUENT EVENTS

On November 12, 2025, the Company entered into the Second Amendment to the Second Amended and Restated Senior Secured Credit Agreement (the “Second Amendment”), effective November 12, 2025, which amended the Applicable Margin (as defined in the 2024 Amended Term Loan Agreement) to be the rate per annum set forth below under the caption “SOFR Loans Spread” or “ABR Loans Spread”, as the case may be, based on the Total Net Leverage Ratio; provided, that (a) until the Adjustment Date (the date of delivery of financial statements pursuant to the 2024 Amended Term Loan Agreement) following the Second Amendment effective date, the Applicable Margin shall be the applicable rate per annum set forth below in Category 1 and (b) the Applicable Margin shall be the applicable rate per annum set forth in Category 4 below at any time that an Event of Default (as defined in the 2024 Amended Term Loan Agreement) exists:

Total Net Leverage Ratio	SOFR Loans Spread	ABR Loans Spread
Category 1 ≤ 2.50 to 1.00	7.75%	6.75%
Category 2 > 2.50 to 1.00 ≤ 3.00 to 1.00	8.00%	7.00%
Category 3 > 3.00 to 1.00 ≤ 3.25 to 1.00	8.25%	7.25%
Category 4 > 3.25 to 1.00	8.50%	7.50%

The Applicable Margin shall be adjusted quarterly on a prospective basis on each Adjustment Date based upon the Total Net Leverage Ratio in accordance with the table above.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Second Amendment provides that the Borrower shall not permit the Total Net Leverage Ratio, as of the last day of each fiscal quarter (commencing with the fiscal quarter ending March 31, 2025), to be greater than the levels set forth in the following table for the applicable fiscal quarter:

Fiscal Quarter	Total Net Leverage Ratio
Fiscal quarters ending March 31, 2025 through and including June 30, 2025	2.75 to 1.00
Fiscal quarter ending September 30, 2025	2.50 to 1.00
Fiscal quarter ending December 31, 2025	3.20 to 1.00
Fiscal quarter ending March 31, 2026	3.25 to 1.00
Fiscal quarter ending June 30, 2026	3.40 to 1.00
Fiscal quarter ending September 30, 2026	3.50 to 1.00
Fiscal quarter ending December 31, 2026	3.40 to 1.00
Fiscal quarter ending March 31, 2027	3.25 to 1.00
Fiscal quarter ending June 30, 2027	3.00 to 1.00
Fiscal quarter ending September 30, 2027 and each fiscal quarter thereafter	2.50 to 1.00

Additionally, the Second Amendment provides that the Borrower shall not permit the Asset Coverage Ratio, as of the last day of any fiscal quarter (commencing with the fiscal quarter ending March 31, 2025) to be less than the applicable level set forth in the following table for the applicable fiscal quarter:

Fiscal Quarter	Asset Coverage Ratio
Fiscal quarters ending March 31, 2025 through and including December 31, 2026	1.85 to 1.00
Each fiscal quarter thereafter	2.00 to 1.00

The Company is currently evaluating the accounting implications of the Second Amendment and any resulting impacts will be reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three and nine months ended September 30, 2025 and 2024 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Borrowings under the 2024 Amended Term Loan Agreement initially bore interest at a rate per annum equal to a forward-looking term rate based on the SOFR for a tenor of three months (with a credit spread adjustment of 0.15% per annum) (or another applicable reference rate, as determined pursuant to the terms of the 2024 Amended Term Loan Agreement) plus an applicable margin of 7.75%.

On November 12, 2025, we entered into the Second Amendment to the Second Amended and Restated Senior Secured Credit Agreement (the “Second Amendment”), effective November 12, 2025, which amended the Applicable Margin (as defined in the 2024 Amended Term Loan Agreement) to be the rate per annum set forth below under the caption SOFR Loans Spread or ABR Loans Spread, as the case may be, based on the Total Net Leverage Ratio; provided, that until the Adjustment Date (the date of delivery of financial statements pursuant to the 2024 Amended Term Loan Agreement) following the Second Amendment effective date, the Applicable Margin shall be the rate per annum set forth below in Category 1:

Total Net Leverage Ratio	SOFR Loans Spread	ABR Loans Spread
Category 1 ≤ 2.50 to 1.00	7.75%	6.75%
Category 2 > 2.50 to 1.00 ≤ 3.00 to 1.00	8.00%	7.00%
Category 3 > 3.00 to 1.00 ≤ 3.25 to 1.00	8.25%	7.25%
Category 4 > 3.25 to 1.00	8.50%	7.50%

The Applicable Margin shall be adjusted quarterly on a prospective basis on each Adjustment Date based upon the Total Net Leverage Ratio in accordance with the table above.

The Second Amendment provides that the Borrower shall not permit the Total Net Leverage Ratio, as of the last day of each fiscal quarter (commencing with the fiscal quarter ending March 31, 2025), to be greater than the levels set forth in the following table for the applicable fiscal quarter:

Fiscal Quarter	Total Net Leverage Ratio
Fiscal quarters ending March 31, 2025 through and including June 30, 2025	2.75 to 1.00
Fiscal quarter ending September 30, 2025	2.50 to 1.00
Fiscal quarter ending December 31, 2025	3.20 to 1.00
Fiscal quarter ending March 31, 2026	3.25 to 1.00
Fiscal quarter ending June 30, 2026	3.40 to 1.00
Fiscal quarter ending September 30, 2026	3.50 to 1.00
Fiscal quarter ending December 31, 2026	3.40 to 1.00
Fiscal quarter ending March 31, 2027	3.25 to 1.00
Fiscal quarter ending June 30, 2027	3.00 to 1.00
Fiscal quarter ending September 30, 2027 and each fiscal quarter thereafter	2.50 to 1.00

Additionally, the Second Amendment provides that the Borrower shall not permit the Asset Coverage Ratio, as of the last day of any fiscal quarter (commencing with the fiscal quarter ending March 31, 2025) to be less than the applicable level set forth in the following table for the applicable fiscal quarter:

Fiscal Quarter	Asset Coverage Ratio
Fiscal quarters ending March 31, 2025 through and including December 31, 2026	1.85 to 1.00
Each fiscal quarter thereafter	2.00 to 1.00

The 2024 Amended Term Loan agreement contains certain financial covenants (as defined in the 2024 Term Loan Agreement and as amended in the Second Amendment), including maintenance of the following ratios.

●	Asset Coverage Ratio not to fall below 1.85x as of September 30, 2025 through and including December 31, 2026 and 2.00x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Total Net Leverage Ratio not to exceed 2.50x as of September 30, 2025 and not to exceed the levels set forth in the table above for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Current Ratio not to fall below 1.00x, determined on the last day of each calendar month commencing with the calendar month ending March 31, 2025; and
●	Liquidity not to fall below the greater of (x) $10,000,000 and (y) the amount equal to the scheduled principal and interest payments for the immediately succeeding three-month period, determined as of the last day of any fiscal quarter.

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

We are required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the aggregate principal amount of the loans outstanding on the Initial Closing Date plus the Incremental Term Loans, commencing with the fiscal quarter ending June 30, 2025. Under the 2024 Amended Term Loan Agreement, we must make scheduled amortization payments in the aggregate amount of $5.6 million for the remainder of 2025 and $22.5 million in 2026. During the quarter and nine months ended September 30, 2025, we made scheduled amortization payments in the amount of $5.6 million and $11.3 million, respectively.

We recognized a loss on extinguishment of debt for the year ended December 31, 2024 in the amount of $7.5 million resulting from the credit agreement refinancing on December 26, 2024 which included a $3.6 million non-cash write-off of deferred financing costs, original issue discounts and embedded derivatives associated with the extinguished debt and $3.9 million in fees and debt issuance costs paid for the new debt. Additionally, the Company deferred $4.3 million of original issue discount and financing costs on the unaudited condensed consolidated balance sheet at December 31, 2024 in conjunction with entry into the 2024 Term Loan Agreement and deferred an additional $1.8 million of original issue discount and financing costs on the unaudited condensed consolidated balance sheet in conjunction with the issuance of the Incremental Term Loans in January 2025.

H2S Treating Joint Venture.  The acid gas injection facility (“AGI Facility”) to which we are a party to a joint venture has been processing gas since March 9, 2024. On August 11, 2025, we received notice from WAT that it decided to cease taking deliveries of gas and to cease operations effective immediately. In response, we temporarily shut-in a portion of our Monument Draw field production. As of September 30, 2025 and as of the date of this filing, the WAT facility remains out of service. The cessation of operations has increased processing costs as we pay higher processing rates with other service providers and resulted in decreased production and revenue for the quarter ended September 30, 2025. Management continues to actively work to identify and execute on a plan for alternative gas processing.

Under a gas treating agreement (“GTA”) with the AGI Facility, we paid a treating rate that varied based on volumes delivered to the AGI Facility and had a minimum volume commitment of 20 MMcf per day. The GTA has a tiered-rate structure based on actual volumes delivered.

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. We generated net income of $10.1 million for the nine months ended September 30, 2025 and had negative working capital of $3.9 million at September 30, 2025. At September 30, 2025, we had $50.5 million of cash and cash equivalents, no additional borrowing capacity under the 2024 Amended Term Loan Agreement (as defined in

Note 5, “Debt” to the unaudited condensed consolidated financial statements) and a total of $22.5 million in debt repayments due through September 2026 under our 2024 Amended Term Loan Agreement. At September 30, 2025, $30.0 million remained available for issuance on or before August 31, 2026 under a support letter from our investors.

We continue to execute on a plan to reduce operating and capital costs to improve cash flows. Changes to our current business estimates and forecasts, based primarily on recent commodity prices and modifications to our planned drilling schedule to achieve better overall well economics, indicate that we are at risk of potential non-compliance with our debt covenant requirements for the next 12 months from the issuance of these unaudited condensed consolidated financial statements. In response to these events and conditions, we have continued to execute on a plan to reduce operating and capital costs to improve cash flows. The Company also continues to have a support letter from its three largest current related party investors to purchase additional preferred equity securities in an amount up to $30.0 million on or before August 31, 2026. We believe that, based upon our operational forecasts, cash and cash equivalents on hand, cost reduction measures, and the support letter for the sale of $30.0 million in additional preferred equity, it is probable that we will have sufficient liquidity to maintain compliance with our future debt covenants as described in Note 5, “Debt,” for the next 12 months from the issuance of these unaudited condensed consolidated financial statements. We will, however, continue to consider alternative liquidity sources which could include a sale of a portion of our non-core assets, seeking capital partners for our drilling program, pursuing strategic merger opportunities or joint ventures, the sale of the Company, or pursuing additional general and administrative or other cost reduction opportunities. Our estimates and forecasts are based upon assumptions that may prove to be incorrect due to many factors that are currently unknown, such as prevailing economic conditions, many of which are beyond our control.

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

On May 30, 2025, we received written notice (the “Notice”) on behalf of the NYSE American indicating that we are no longer in compliance with NYSE American’s continued listing standards. Specifically, the letter stated that we are not in compliance with the continued listing standards set forth in Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(i) requires a listed company to have stockholders’ equity of $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Our noncompliance resulted from our reporting stockholders’ equity of $(1.8) million as of March 31, 2025, and losses from continuing operations and/or net losses in three of our four most recent fiscal years ended December 31, 2024. We continue to report negative stockholders’ equity at September 30, 2025 of $(20.3) million and additional losses from continuing operations. The Notice further provided that we must submit a plan of compliance (the “Plan”) by June 30, 2025 addressing how we intend to regain compliance with the continued listing standards by November 30, 2026. Such Plan was submitted by the required deadline and our Plan was accepted by the NYSE. The Notice has no immediate impact on the listing of our shares of common stock, which will continue to be listed and traded under the symbol “BATL” on the NYSE American during this period, subject to our compliance with the other listing requirements of the NYSE American. The notice does not affect our ongoing business operations or our reporting requirements with the Securities and Exchange Commission.

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

Debt Obligations. Under our 2024 Amended Term Loan, we are required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the aggregate principal amount of the loans outstanding commencing with the fiscal quarter ending June 30, 2025. We must make a total of $22.5 million in debt repayments through September 2026 under our 2024 Amended Term Loan Agreement.

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

Cash Flows

Net increase in cash and cash equivalents is summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2025	2024

Cash flows provided by operating activities	$50,909	$28,669
Cash flows used in investing activities	(69,962)	(52,586)
Cash flows provided by (used in) financing activities	49,796	(3,777)
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,743	$(27,694)

Operating Activities. Net cash flows provided by operating activities for the nine months ended September 30, 2025 and 2024, were $50.9 million and $28.7 million, respectively. Items impacting the increase in operating cash flows were primarily driven by changes in working capital for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Investing Activities. Net cash flows used in investing activities for the nine months ended September 30, 2025 and 2024 were approximately $70.0 million and $52.6 million, respectively, primarily for drilling and completion activities.

During the nine months ended September 30, 2025, we spent $69.6 million on oil and natural gas capital expenditures, of which $59.9 million related to drilling and completion costs and $8.5 million related to the development of our treating equipment and gathering support infrastructure. In the first nine months of 2025, we ran one operated rig in the Delaware Basin, drilled, cased, completed and put online six gross (5.5 net) operated wells.

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

Financing Activities. Net cash flows provided by financing activities for the nine months ended September 30, 2025 were $49.8 million compared to net cash flows used in financing activities for the nine months ended September 30, 2024 of $3.8 million. During the nine months ended September 30, 2025, we received net proceeds of $61.1 million from the incurrence of the Incremental Term Loans and repaid $11.3 million under our 2024 Amended Term Loan Agreement. During the nine months ended September 30, 2024, we repaid $52.3 million under our Amended Term Loan Agreement and received $38.8 million from our preferred stock equity issuances. Our net cash flows provided by financing activities during the nine months ended September 30, 2024 also reflect the receipt of the $10.0 million distributed from the Merger escrow account to the Company.

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

Results of Operations

The table below sets forth financial information for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands (except per unit and per Boe amounts)	2025	2024	2025	2024
Operating revenues:
Oil	$38,325	$42,545	$114,316	$130,673
Natural gas	853	(2,588)	4,611	(2,660)
Natural gas liquids	4,208	5,145	14,420	15,704
Other	96	164	422	523
Operating expenses:
Production:
Lease operating	12,389	11,602	33,417	34,193
Workover and other	839	1,249	4,581	3,088
Taxes other than income	2,622	2,532	7,944	8,872
Gathering and other	10,199	12,442	33,157	41,854
General and administrative:
General and administrative	3,085	3,849	10,017	11,125
Stock-based compensation	—	5	48	140
Depletion, depreciation and accretion:
Depletion – Full cost	13,165	12,121	39,393	37,559
Depreciation – Other	69	163	310	486
Accretion expense	288	249	838	726
Other income (expenses):
Net gain on derivative contracts	5,180	26,896	26,030	3,932
Interest expense and other	(6,741)	(6,322)	(20,010)	(19,809)
Net (loss) income	$(735)	$21,628	$10,084	$(9,680)

Production:
Oil – MBbls	599	577	1,752	1,720
Natural Gas - MMcf	1,778	1,844	5,713	5,953
Natural gas liquids – MBbls	236	227	680	751
Total MBoe(1)	1,131	1,111	3,384	3,463
Average daily production – Boe(1)	12,293	12,076	12,396	12,639

Average price per unit (2):
Oil price - Bbl	$63.98	$73.73	$65.25	$75.97
Natural gas price - Mcf	0.48	(1.40)	0.81	(0.45)
Natural gas liquids price - Bbl	17.83	22.67	21.21	20.91
Total per Boe(1)	38.36	40.60	39.41	41.50

Average cost per Boe:
Production:
Lease operating	$10.95	$10.44	$9.88	$9.87
Workover and other	0.74	1.12	1.35	0.89
Taxes other than income	2.32	2.28	2.35	2.56
Gathering and other	9.02	11.20	9.80	12.09
General and administrative:
General and administrative	2.73	3.46	2.96	3.21
Stock-based compensation	—	—	0.01	0.04
Depletion	11.64	10.91	11.64	10.85
(1)	Determined using a ratio of nine Mcf of natural gas to one barrel of oil, condensate, or natural gas liquids (“NGLs”) based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and NGLs revenues were $43.4 million and $45.1 million for the three months ended September 30, 2025 and 2024, respectively.  The decrease in revenues is primarily attributable to a decrease in average realized prices. Production averaged 12,293 Boe per day for the three months ended September 30, 2025 compared to 12,076 Boe per day for the three months ended September 30, 2024. Average realized prices (excluding the effects of hedging arrangements) decreased approximately $2.24 per Boe for three months ended September 30, 2025 when compared with the same period in 2024.

Oil, natural gas and NGLs revenues were $133.3 million and $143.7 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in revenues is primarily attributable to a combination of a decrease in our average realized prices and lower production volumes in 2025 compared to 2024. Production averaged 12,396 Boe per day for the nine months ended September 30, 2025 compared to 12,639 Boe per day for the nine months ended September 30, 2024. Average realized prices (excluding the effects of hedging arrangements) decreased approximately $2.09 per Boe for the nine months ended September 30, 2025 when compared with the same period in 2024. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Lease Operating Expenses. Lease operating expenses were $12.4 million and $11.6 million for the three months ended September 30, 2025 and 2024, respectively, and $33.4 million and $34.2 million for the nine months ended September 30, 2025 and 2024, respectively. On a per unit basis, lease operating expenses were $10.95 per Boe and $10.44 per Boe for the three months ended September 30, 2025 and 2024, respectively, and $9.88 per Boe and $9.87 per Boe for the nine months ended September 30, 2025 and 2024, respectively. The increase in lease operating expenses for the three months ended September 30, 2025 compared to the same period of 2024 is primarily a result of increased water production from new wells yielding higher disposal costs. The decrease in lease operating expenses for the nine months ended September 30, 2025 compared to the same period in 2024 primarily results from contract negotiations with service providers in all fields resulting in lower water production costs, lower chemical costs and aggressive preventative maintenance programs yielding decreased reactive repairs and maintenance costs.

Workover and Other Expenses. Workover and other expenses were $0.8 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively, and $4.6 million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively. On a per unit basis, workover and other expenses were $0.74 per Boe and $1.12 per Boe for the three months ended September 30, 2025 and 2024, respectively, and $1.35 per Boe and $0.89 per Boe for the nine months ended September 30, 2025 and 2024, respectively. The decrease in workover and other expenses for the three months ended September 30, 2025 compared to the same period in 2024 is the result of less workover activity during the third quarter of 2025. The increase in workover and other expenses for the nine months ended September 30, 2025 compared to the same periods of 2024 relates to increased workover activity during 2025 and includes costs related to a non-recurring well cleanout program that meaningfully increased production combined with a higher volume of ESP maintenance.

Taxes Other than Income. Taxes other than income were $2.6 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, and $7.9 million and $8.9 million for the nine months ended September 30, 2025 and 2024, respectively. Severance taxes are based on realized prices and volumes at the wellhead, while ad valorem taxes are tied to the annual valuation of our properties. As revenues or volumes from oil and natural gas sales increase or decrease, severance taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.32 per Boe and $2.28 per Boe for the three months ended September 30, 2025 and 2024, respectively, and $2.35 per Boe and $2.56 per Boe for the nine months ended September 30, 2025 and 2024, respectively.

Gathering and Other Expenses. Gathering and other expenses were $10.2 million and $12.4 million for the three months ended September 30, 2025 and 2024, respectively, and $33.2 million and $41.9 million for the nine months ended September 30, 2025 and 2024, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes, either through our own hydrogen sulfide treating plant or through third parties. On a per unit basis, gathering and other expenses were

$9.02 per Boe and $11.20 per Boe for the three months ended September 30, 2025 and 2024, respectively, and $9.80 per Boe and $12.09 per Boe for the nine months ended September 30, 2025 and 2024, respectively. The decrease in gathering and other expenses per Boe for the three and nine months ended September 30, 2025 compared to the same periods of 2024 is primarily related to progress made at the central production facilities yielding lower labor and repair costs as well as increased throughput and overall production volumes being treated by the AGI facility during 2025. Although the AGI facility ceased operations on August 11, 2025, we were able to secure favorable treating rates at alternative facilities. The AGI facility treated natural gas production from March 2024 to August 11, 2025.

General and Administrative Expense. General and administrative expense was $3.1 million and $3.8 million for the three months ended September 30, 2025 and 2024, respectively, and $10.0 million and $11.1 million for the nine months ended September 30, 2025 and 2024, respectively. On a per unit basis, general and administrative expenses were $2.73 per Boe and $3.46 per Boe for the three months ended September 30, 2025 and 2024, respectively, and $2.96 per Boe and $3.21 per Boe for the nine months ended September 30, 2025 and 2024, respectively. The decrease in general and administrative expense for the three and nine months ended September 30, 2025 compared with the same prior year periods is primarily due to lower merger costs.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period.

Depletion expense was $13.2 million and $12.1 million for the three months ended September 30, 2025 and 2024, respectively, and $39.4 million and $37.6 million for the nine months ended September 30, 2025 and 2024, respectively. On a per unit basis, depletion expense was $11.64 per Boe and $10.91 per Boe for the three months ended September 30, 2025 and 2024, respectively, and $11.64 per Boe and $10.85 per Boe for the nine months ended September 30, 2025 and 2024, respectively. The increase in our depletion rate per Boe is primarily due to a period over period increase in net oil and natural gas properties combined with the associated period over period decrease in proved reserves.

Net gain on derivative contracts. We enter into derivative commodity instruments to hedge our exposure to price fluctuations on our anticipated oil, natural gas and NGLs production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes, and accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2025, we recorded a net derivative gain of $5.2 million ($1.1 million net unrealized gain on unsettled contracts and $4.1 million net realized gain on settled contracts). For the three months ended September 30, 2024, we recorded a net derivative gain of $26.9 million ($28.1 million net gain on unsettled contracts and $1.2 million net realized loss on settled contracts). For the nine months ended September 30, 2025, we recorded a net derivative gain of $26.0 million ($20.1 million net unrealized gain on unsettled contracts and $5.9 million net realized gain on settled contracts). For the nine months ended September 30, 2024, we recorded a net derivative gain of $3.9 million ($12.7 million net gain on unsettled contracts and $8.8 million net realized loss on settled contracts). At September 30, 2025, we had a $18.5 million derivative asset ($15.1 million current) and a $6.6 million derivative liability ($1.9 million current).

Interest Expense and Other. Interest expense and other totaled $6.7 million and $6.3 million for the three months ended September 30, 2025 and 2024, respectively and $20.0 million and $19.8 million for the nine months ended September 30, 2025 and 2024, respectively. Our weighted average interest rate was approximately 12.19% and 12.20% for the three and nine months ended September 30, 2025, respectively. Comparatively, our weighted average interest rate was approximately 12.98% for the quarter ended September 30, 2024 and 12.97% for the nine months ended September 30, 2024. For the fourth quarter of 2025, our interest rate will be approximately 11.90% on outstanding borrowings.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. At September 30, 2025, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement, as amended. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, “Derivative and Hedging Activities,” for more details.

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

At September 30, 2025, the principal amount of our term loan debt was $213.8 million, which bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At September 30, 2025, the weighted average interest rate on our variable rate debt was 12.20% per year. If the balance of our variable interest rate debt at September 30, 2025 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.6 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2025. On the basis of this review, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 12, 2025, the Company entered into the Second Amendment to the Second Amended and Restated Senior Secured Credit Agreement (the “Second Amendment”), effective November 12, 2025, which amended the Applicable Margin (as defined in the 2024 Amended Term Loan Agreement) to be the rate per annum set forth below under the caption “SOFR Loans Spread” or “ABR Loans Spread”, as the case may be, based on the Total Net Leverage Ratio; provided, that (a) until the Adjustment Date (the date of delivery of financial statements pursuant to the 2024 Amended Term Loan Agreement) following the Second Amendment effective date, the Applicable Margin shall be the applicable rate per annum set forth below in Category 1 and (b) the Applicable Margin shall be the applicable rate per annum set forth in Category 4 below at any time that an Event of Default (as defined in the 2024 Amended Term Loan Agreement) exists:

Total Net Leverage Ratio	SOFR Loans Spread	ABR Loans Spread
Category 1 ≤ 2.50 to 1.00	7.75%	6.75%
Category 2 > 2.50 to 1.00 ≤ 3.00 to 1.00	8.00%	7.00%
Category 3 > 3.00 to 1.00 ≤ 3.25 to 1.00	8.25%	7.25%
Category 4 > 3.25 to 1.00	8.50%	7.50%

The Applicable Margin shall be adjusted quarterly on a prospective basis on each Adjustment Date based upon the

Total Net Leverage Ratio in accordance with the table above.

The Second Amendment provides that the Borrower shall not permit the Total Net Leverage Ratio, as of the last day of each fiscal quarter (commencing with the fiscal quarter ending March 31, 2025), to be greater than the levels set forth in the following table for the applicable fiscal quarter:

Fiscal Quarter	Total Net Leverage Ratio
Fiscal quarters ending March 31, 2025 through and including June 30, 2025	2.75 to 1.00
Fiscal quarter ending September 30, 2025	2.50 to 1.00
Fiscal quarter ending December 31, 2025	3.20 to 1.00
Fiscal quarter ending March 31, 2026	3.25 to 1.00
Fiscal quarter ending June 30, 2026	3.40 to 1.00
Fiscal quarter ending September 30, 2026	3.50 to 1.00
Fiscal quarter ending December 31, 2026	3.40 to 1.00
Fiscal quarter ending March 31, 2027	3.25 to 1.00
Fiscal quarter ending June 30, 2027	3.00 to 1.00
Fiscal quarter ending September 30, 2027 and each fiscal quarter thereafter	2.50 to 1.00

Additionally, the Second Amendment provides that the Borrower shall not permit the Asset Coverage Ratio, as of the last day of any fiscal quarter (commencing with the fiscal quarter ending March 31, 2025) to be less than the applicable level set forth in the following table for the applicable fiscal quarter:

Fiscal Quarter	Asset Coverage Ratio
Fiscal quarters ending March 31, 2025 through and including December 31, 2026	1.85 to 1.00
Each fiscal quarter thereafter	2.00 to 1.00

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

10.1.2	*

Second Amendment to Second Amended and Restated Senior Secured Credit Agreement dated as of November 12, 2025, by and among Battalion Oil Corporation, as holdings, Halcón Holdings LLC, as borrower, the subsidiary guarantors party thereto, Fortress Credit Corp., as administrative agent, and the lenders party thereto.

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

BATTALION OIL CORPORATION

November 13, 2025	By:	/s/ MATTHEW B. STEELE

	Name:	Matthew B. Steele
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)