Form 10-K
period 2025-12-31
BATTALION OIL CORP
filed 2026-03-23
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 18, 2026, there were 18,256,563 shares outstanding of registrant’s $.0001 par value common stock. The aggregate market value of shares of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2025 reported by the NYSE American) was approximately $5.0 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13, and 14, is incorporated by reference to portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders which will be filed no later than 120 days after December 31, 2025.

Special note regarding forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, may be forward-looking statements, should be evaluated as such and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of this report and other sections of this report which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in prices for oil, natural gas and natural gas liquids (“NGLs”);
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars, which may be subject to inflation caused by labor shortages, supply shortages and increased demand, tariffs and other inflationary pressures;
●	drilling and operating risks, including accidents, equipment failures, fires, and releases of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including, but not limited to, additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	our ability to pursue and integrate strategic mergers and acquisitions;
●	divestitures could negatively impact our business and our results of operations may be adversely affected if we fail to manage and complete divestitures;
●	the potential for production decline rates for our wells to be greater than we expect;
●	competition, including competition for acreage in our resource play;

●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;
●	exploration and development risks;
●	our ability to retain key members of senior management, the board of directors and key technical employees;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States (the “U.S.”), such as the political situation in Venezuela, the ongoing conflict between Ukraine and Russia and the war in the Middle East, and acts of terrorism or sabotage;
●	impacts of climate regulations or lawsuits;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions in the United States will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access capital;
●	impacts and potential risks related to actual or anticipated pandemics, including any associated impact to our operations, financial results, liquidity, contractors, customers, employees and vendors;
●	impacts and potential risks of extreme weather;
●	other economic, competitive, governmental, regulatory, legislative, including federal and state regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;
●	our insurance coverage may not adequately cover all losses that we may sustain; and
●	title to the properties in which we have an interest which may be impaired by title defects.

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

Our working interests in 39,968 net acres in the Delaware Basin as of December 31, 2025 are in Pecos, Reeves, Ward and Winkler Counties, Texas. This resource play is characterized by high oil and liquids-rich natural gas content in thick, continuous sections of source rock that can provide repeatable drilling opportunities and significant initial production rates. Our primary targets in this area are the Wolfcamp and Bone Spring formations. As of December 31, 2025, we had 82 operated wells producing in this area in addition to minor working interests in 22 non-operated wells. Our average daily net production for the year ended December 31, 2025 was 12,096 Boe/d.

At December 31, 2025, our estimated total proved oil and natural gas reserves were approximately 59.7 MMBoe, consisting of 31.8 MMBbls of oil, 11.6 MMBbls of NGLs and 97.5 Bcf of natural gas, as prepared by our independent reserve engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”). Reserves were prepared using a crude oil price of West Texas Intermediate (“WTI”) of $66.01 per Bbl and a Henry Hub natural gas price of $3.39 per MMBtu, based on the preceding 12-month first day of the month average spot prices as required by the Securities and Exchange Commission (the “SEC”). Approximately 60% of our estimated proved reserves were classified as proved developed and we maintain operational control of 99.8% of our estimated proved reserves as of December 31, 2025.

On December 18, 2025, we entered into an agreement of sale and purchase with MCM Delaware Resources, LLC (“MCM”) to sell substantially all of our oil and natural gas properties and related assets in the West Quito Draw area located in the Southern Delaware Basin in Ward County, Texas (the “West Quito Assets”) for a total sales price of approximately $62.6 million, subject to adjustment for accounting between the effective date of December 1, 2025 and the closing date and other customary adjustments (the “West Quito Divestiture”). The West Quito Divestiture closed on February 24, 2026 for an adjusted sales price of $60.1 million. The West Quito Assets include approximately 6,100 net acres in Ward County, Texas which contributed approximately 15% of our annual production for the year ended December 31, 2025 and accounted for approximately 6.0 MMboe, or approximately 10%, of our proved reserves at December 31, 2025.

Business Strategy

Our primary long-term objective is to increase stockholder value by safely and cost-effectively increasing our production of oil, natural gas and NGLs, adding to our proved reserves and growing our inventory of economic drilling locations, while acting as a responsible corporate citizen in the communities in which we operate. To accomplish this objective, we intend to execute the following business strategies:

●	Develop our Liquids-Rich Acreage Positions to Grow Production and Reserves Efficiently. We intend to drill and develop our multi-zone resource play to maximize value and resource potential. Our near-term development plans are focused on acreage preservation in our liquids-rich Monument Draw and Hackberry areas, maintaining production levels, and developing through the drilling and completion of new wells. We currently plan to commence drilling two wells in January 2027.

●	Enhance Returns Through Continued Improvements in Operational and Cost Efficiencies. We are the operator for substantially all of our acreage, which gives us control, to some extent, over the timing of capital expenditures, execution and costs. It also allows us to adjust our capital spending based on drilling results and the economic environment. As operator, we are able to evaluate industry drilling results and implement improved operating practices that may enhance our initial production rates, ultimate recovery factors and rate of return on invested capital. We continue to focus on cost-saving measures including reducing corporate administrative expenses and pursuing operational efficiencies.

●	Maintain Adequate Liquidity. Our management team is focused on maintaining adequate liquidity while pursuing our near-term development plans. We believe our internally-generated cash flows from operations, cash on hand, proceeds from the West Quito Divestiture and the private placement equity offering, and existing preferred equity commitments under support letters from our largest investors will provide us with sufficient liquidity to execute our capital and operating program over the next twelve months, address near-term debt maturities of $22.5 million in 2026, and maintain compliance with our debt covenants. We also employ a hedging program to reduce the variability of our cash flows used to support our capital spending. As of December 31, 2025, we have no additional borrowing capacity under our current 2024 Amended Term Loan Agreement (defined below), and as such, we will continue to pursue additional sources of liquidity and cost-saving opportunities further described in Item 7, Management’s Discussion and Analysis, “Capital Resources and Liquidity”.
●	Attain Growth Through Strategic Business Combinations. From time to time, we may pursue merger and acquisition opportunities to meet our strategic and financial targets, including the maintenance of a conservative leverage position. Selective business combinations provide opportunities to acquire high quality assets complementary to our acreage, expand our drilling inventory and gain operational scale. We believe our management team’s geologic and engineering expertise, particularly in the Permian Basin, provides a competitive advantage in the identification of acquisition targets and evaluation of resource potential.

Our ability to achieve our business strategy is subject to numerous risks and uncertainties, many of which are beyond our control. Additional information regarding our risks can be found in Item 1A. Risk Factors.

Recent Developments

●	Monument Draw Acquisition. On March 10, 2026, we entered into a purchase and sale agreement to acquire certain oil and natural gas assets, comprising 7,090 net acres located in Ward County, Texas, from RoadRunner Resource Holding LLC (formerly, Sundown Energy LP) (“RoadRunner”), effective March 1, 2026, in an all-stock transaction. Under the terms of the agreement, upon closing on March 19, 2026, we issued 485,000 shares of our common stock to RoadRunner in exchange for the assets. The acquired acreage is directly adjacent to our existing Monument Draw acreage. The transaction is subject to customary post-closing adjustments.
●	Private Placement Equity Offering. On March 3, 2026, we entered into a definitive agreement to sell in a private placement to an institutional investor 1,800,000 shares of our common stock and 927,273 prefunded warrants for the purchase of common stock at $5.50 per share for total proceeds of $15.0 million. The offering closed on March 4, 2026, on satisfaction of customary closing conditions. We intend to use the net proceeds received from the offering for working capital and general corporate purposes.
●	West Quito Divestiture. On December 18, 2025, we entered into an agreement of sale and purchase with MCM to sale our West Quito Assets for a total sales price of $62.6 million, subject to adjustment for accounting effective date of December 1, 2025 and other customary adjustments. The West Quito Divestiture closed on February 24, 2026 for an adjusted sales price of $60.1 million and $45.6 million of the net proceeds from closing were used to repay amounts outstanding under the 2024 Amended Term Loan Agreement on February 24, 2026 - $40.0 million pursuant to the Third Amendment (defined below) and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026. Pursuant to the Third Amendment (defined below), $12.9 million of proceeds from the sale (the “Reinvestment Proceeds”) are to be used to acquire additional contiguous non-operated oil and natural gas properties consisting of proved developed reserves in Ward and Winkler Counties, Texas, to fund permitted capital expenditures in the Monument Draw area and/or to fund the drilling and completion of two Monument Draw wells within 180 days after receipt. Should such funds have not been spent within the 180-day period, the Reinvestment Proceeds shall be used to prepay borrowings outstanding under the 2024 Amended Term Loan Agreement.
●	2024 Amended Term Loan Agreement. On February 24, 2026, we entered into the Limited Consent, Third Amendment to Second Amended and Restated Senior Secured Credit Agreement and First Amendment to Fee Letter (the “Third Amendment”) to the Second Amended and Restated Senior Secured Credit Agreement (the “2024 Amended Term Loan Agreement”). Pursuant to the Third Amendment, among other changes specified therein, (a) the lenders consented to the transactions contemplated by the West Quito Divestiture sale agreement; and (b) we were required, upon receipt of the net cash proceeds from the West Quito Divestiture, to prepay the outstanding principal amount of the 2024 Amended Term Loan Agreement borrowings in an aggregate amount equal to $40.0 million. We may retain the remaining net cash proceeds received from the West Quito Divestiture, subject to certain reinvestment requirements, set forth in the Third Amendment.
●	H2S Treating Joint Venture. In May 2022, we entered into a joint venture agreement with Caracara Services, LLC (“Caracara”) to develop a strategic acid gas treatment and carbon sequestration facility (the “AGI Facility”) in Winkler County, Texas. The joint venture, operating as Wink Amine Treater, LLC (“WAT”) also entered into a Gas Treating Agreement (“GTA”) with us for natural gas production from our Monument Draw area. Under the GTA, we paid a treating rate that varied based on volumes delivered to the AGI Facility and had a minimum volume commitment of 20 MMcf per day. The GTA had a tiered-rate structure based on actual volumes delivered.

In exchange for contributing to the joint venture a wellbore with an approved permit for the injection of acid gas and surface land, we retained a 5% equity interest in WAT, an equity investment.

After significant complications and delays, the AGI Facility began processing gas on March 9, 2024 and treated volumes from March 2024 to August 11, 2025. In addition to general facility downtime, the AGI Facility experienced interruptions in processing due to failure to complete necessary improvement and maintenance projects. The AGI Facility processed over 9.3 Bcf of natural gas before ceasing operations. On August 11, 2025, we received notice from WAT that it was ceasing taking deliveries of natural gas and was ceasing operations effective immediately. In response, we temporarily shut-in a portion of our Monument Draw field production while management actively worked to identify and execute on a plan for long-term alternative gas processing. We terminated the GTA on January 19, 2026.

Following termination of the GTA, we entered into an agreement with a publicly traded large-cap midstream provider to process our natural gas production at an alternative facility. This processing provider has the ability to process substantially all of our natural gas production from Monument Draw.

For further details on the joint venture arrangement, see Item 7. Management’s Discussion and Analysis, “Recent Developments”.

Risk Management

We have designed a risk management policy for the use of derivative instruments to provide initial protection against certain risks relating to our ongoing business operations, such as commodity price declines and price differentials between the NYMEX commodity price and the index price at the location where our production is sold. Derivative contracts are utilized to hedge our exposure to price fluctuations and reduce the variability in our cash flows associated with anticipated sales of future oil and natural gas production. We are required under our 2024 Amended Term Loan Agreement, to hedge approximately 85% to 50% of our anticipated oil and natural gas production, respectively, in varying percentages by year, and on a rolling basis for the next four years. However, our decision on the price at which we choose to hedge our production is based in part on our view of current and future market conditions. Our hedge policies and objectives change as our operational profile changes but remain consistent with the requirements in effect under our 2024 Amended Term Loan Agreement. Our future performance is subject to commodity price risks and our future cash flows from operations may be volatile. We do not enter into derivative contracts for speculative trading purposes.

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

It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. As of December 31, 2025, we did not post collateral under any of our derivative contracts as they are secured under our 2024 Amended Term Loan Agreement. We will continue to evaluate the benefit of employing derivatives in the future. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Consolidated Financial Statements and Supplementary Data—Note 8, “Derivative and Hedging Activities,” for additional information.

Oil and Natural Gas Reserves

The proved reserves estimates reported herein for the years ended December 31, 2025 and 2024, have been independently evaluated by NSAI, our independent reserve engineering firm. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in their reserves reports incorporated herein each have over 20 years of industry experience. Each meet or exceed the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Our board of directors has established a reserves committee composed of independent directors with experience in energy company reserve evaluations. Our independent engineering firm reports jointly to the reserves committee and to our Vice President of Strategy and Planning. The reserves committee is charged with ensuring the integrity of the process of selection and engagement of the independent engineering firm and in making a recommendation to our board of directors as to whether to approve the report prepared by our independent engineering firm. Our Vice President of Strategy and Planning is primarily responsible for overseeing the preparation of the annual reserve report by NSAI. He has more than 16 years of oil and natural gas operations experience and has earned a Bachelor of Science degree in Petroleum Engineering from Texas A&M University, a Master of Business Administration degree from Rice University and is an active member of the Society of Petroleum Engineers.

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

Proved reserve estimates are based on the unweighted arithmetic average prices on the first day of each month for the 12-month period ended December 31, 2025. Average prices for the 12-month period were as follows: WTI crude oil spot price of $66.01 per Bbl, adjusted by lease or field for quality, transportation fees, and market differentials and a Henry Hub natural gas spot price of $3.39 per MMBtu, adjusted by lease or field for energy content, transportation fees, and market differentials. All prices and costs associated with operating wells were held constant in accordance with SEC guidelines.

The following table presents certain proved reserve information as of December 31, 2025 (dollars in thousands):

Proved Reserves (MBoe)(1)(2)
Developed	35,649
Undeveloped	24,053
Total	59,702
PV-10(3)	$351,730
Discounted Future Income Taxes	(8,212)
Standardized measure of discounted future net cash flows	$343,518
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Proved reserves associated with the West Quito Divestiture represented 6,002 MBoe, or approximately 10%, of total proved reserves, all of which were classified as proved developed, and $36.2 million of PV-10 value at December 31, 2025.
(3)	PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-U.S. GAAP financial measure as defined by the SEC. We believe that the presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies. Refer to the reconciliation of our PV-10 to the standardized measure of discounted future net cash flows in the table above.

The following table presents estimated proved reserves at December 31, 2025:

	Proved	Proved	Total
	Developed	Undeveloped	Proved(2)
Oil (MBbls)	17,119	14,681	31,800
Natural Gas Liquids (MBbls)	7,615	4,029	11,644
Natural Gas (MMcf)	65,488	32,060	97,548
Equivalent (MBoe)(1)	35,649	24,053	59,702
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	At December 31, 2025, reserves associated with the West Quito Assets totaled 6,002 Mboe (2,004 MBbls of oil, 1,203 MBbls of NGLs and 16,766 Mcf of natural gas), all of which were classified as proved developed.

At December 31, 2025, total estimated proved reserves were approximately 59.7 MMBoe, a 5.2 MMBoe net decrease from the previous year’s estimate of 64.9 MMBoe. Proved developed reserves of 35.6 MMBoe decreased approximately 0.7 MMBoe from December 31, 2024 primarily as a result of negative revisions of 1.8 MMBoe due to the decrease in pricing and changes in differentials, deducts and marketing expenses and production of 4.4 MMBoe offset by proved undeveloped (“PUD”) reserve development of 5.5 MMBoe. PUD reserves of 24.1 MMBoe decreased approximately 4.6 MMBoe from December 31, 2024 as a result of downward revisions of 1.2 MMBoe due to decreased SEC prices and transfer of 5.5 MMBoe to proved developed producing reserves offset by extensions of 2.1 primarily associated with infill drilling activity . All of our PUD reserves are planned to be developed within five years from the date they were initially recorded. During 2025, approximately $61.7 million in capital expenditures went toward the development of PUD reserves, which includes drilling, completion and other facility costs associated with developing PUD wells.

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

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2025 and 2024. Shut-in wells currently not capable of production are excluded from the well information below.

	Years Ended December 31,
	2025		2024
	Gross	Net	Gross	Net
Oil(1)	104	77.5	108	86.9
Natural Gas	—	—	—	—
Total	104	77.5	108	86.9
(1)	At December 31, 2025 and 2024, 13 gross (11.5 net) oil wells and 15 gross (14.0 net) oil wells, respectively, were associated with West Quito Assets.

The table below sets forth the results of our drilling activities for the periods indicated:

	Years Ended December 31,
	2025		2024
	Gross	Net	Gross	Net
Development Wells:
Productive (1)(2)	6	5.6	4	3.9
Total Development	6	5.6	4	3.9
Total Wells:
Productive (1)(2)	6	5.6	4	3.9
Total	6	5.6	4	3.9
(1)	Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly extension or exploratory wells where there is no production history.
(2)	Of the wells drilled during 2025, two gross (1.6 net) wells were located in West Quito. There were no West Quito wells drilled during 2024.

We had no exploratory or extension wells drilled for the years ended December 31, 2025 and 2024.

We own interests in developed and undeveloped oil and natural gas acreage in the locations set forth in the table below. These ownership interests generally take the form of working interests in oil and natural gas leases that have varying provisions. The following table presents a summary of our acreage interests as of December 31, 2025:

	Developed Acreage		Undeveloped Acreage		Total Acreage
State	Gross	Net	Gross	Net	Gross	Net
Texas(1)	40,228	37,579	3,324	2,389	43,552	39,968
(1)	As of December 31, 2025, 7,608 gross (6,134 net) acres were located in the West Quito area.

Generally, our oil and natural gas leases remain in force as long as production in paying quantities is maintained. Leases on our undeveloped oil and natural gas acreage are either categorized as “held by production” or perpetuated by continuous development clauses contained in our leases or tolling agreements. Of our 2,389 net undeveloped acres at December 31, 2025, approximately 1,921 acres are subject to continuous development clauses and 468 acres are “held by production.” We continually review our acreage subject to these clauses or agreements when determining our drilling program.

Production Volumes, Sales Prices, and Average Costs

The following table summarizes our oil, natural gas and NGLs production volumes, average sales price per unit and average costs per unit:

	Years Ended December 31,
	2025	2024
Production:
Crude oil - MBbls	2,251	2,363
Natural gas - MMcf	7,452	7,814
Natural gas liquids - MBbls	922	971
Total MBoe (1)(2)	4,415	4,636
Average daily production - Boe (1)	12,096	12,667

Average price per unit (excluding impact of settled derivatives):
Crude oil price - Bbl	$63.51	$73.89
Natural gas price - Mcf (4)	0.49	(0.28)
Natural gas liquids price - Bbl	19.90	21.44
Barrel of oil equivalent price - Boe (1)	37.36	41.68

Average price per unit (including impact of settled derivatives)(3):
Crude oil price - Bbl	$63.20	$62.57
Natural gas price - Mcf	2.71	2.02
Natural gas liquids price - Bbl	19.90	21.44
Barrel of oil equivalent price - Boe (1)	40.95	39.78

Average cost per Boe:
Production:
Lease operating	$10.15	$9.77
Workover and other	1.46	1.12
Taxes other than income	2.23	2.42
Gathering and other	9.91	11.67
Total average cost	23.75	24.98
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.

(2)	Total production for the years ended December 31, 2025 and 2024 from West Quito totaled 679 MBoe and 644 MBoe, respectively.
(3)	Cash paid on, or cash received from, settled derivative contracts are reflected as “Net gain (loss) on derivative contracts” in the consolidated statements of operations, consistent with our decision not to elect hedge accounting.
(4)	Negative realized natural gas pricing for the year ended December 31, 2024 resulted from increased deduct and differential costs exceeding natural gas index prices.

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

Other Business Matters

Markets and Major Customers

The purchasers of our oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, we have not experienced any significant losses from uncollectible accounts. In 2025 and 2024, two individual purchasers of our production, Western Refining Company L.P. and Sunoco Inc., each accounted for more than 10% of total sales, collectively representing 86% and 79%, respectively, of our total sales for the year.

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

In the ordinary course of our operations, we handle some materials that may be subject to extensive existing RCRA regulations or that may be classified as hazardous substances under CERCLA. From time to time, releases of those materials have occurred at locations we own or at which we have operations. Under CERCLA, RCRA and analogous state laws, we have been and may be required to remove or remediate such materials.

Further, we generate solid wastes that are subject to regulation. The Texas Railroad Commission, for example, has adopted new oilfield waste management rules that took effect on July 1, 2025. Among other things, they impose new requirements for certain pits and for land application of waste.

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

In addition, the Department of the Interior promulgated 2015 regulations concerning the use of hydraulic fracturing on lands under its jurisdiction, which includes lands on which we conduct or plan to conduct operations. Those rules were rescinded in 2017, but that decision was challenged in court, and regulations could possibly be re-issued in the future. Regardless of how the federal issues are eventually resolved, states have been imposing new restrictions or bans on hydraulic fracturing. Even local jurisdictions, such as Denton, Texas and several cities in Colorado, have adopted, or tried to adopt, regulations restricting hydraulic fracturing. Additional hydraulic fracturing requirements at the federal, state or local level may limit our ability to operate or increase our operating costs.

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

In 2012, 2016 and 2023, the EPA issued air regulations for the oil and natural gas industry that address emissions from certain new sources of volatile organic compounds, sulfur dioxide, air toxics, and methane. The rules included the first federal air standards for oil and natural gas wells that are hydraulically fractured, or refractured, as well as requirements for other processes and equipment, including storage tanks. In 2025, the EPA proposed discrete technical changes to its oil and gas emission standards and extended various compliance deadlines (a decision being challenged in court). Nonetheless, federal air standards have imposed, and will impose, additional requirements and costs on our operations.

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

At the federal level, the U.S. has taken a variety of steps intended to address climate change. For example, the EPA announced new final regulations in December 2023 that impose more comprehensive restrictions on emissions of methane (a greenhouse gas) and volatile organic compounds from new, existing, and modified facilities in the oil and gas sector (such as wells and storage tank batteries). Among other things, the rule sets new emissions standards for certain equipment; requires routine monitoring for and repair of leaks at well sites, centralized production facilities, and compressor stations; limits flaring from existing oil wells; and prohibits flaring from new oil wells. To reduce the compliance difficulties, the EPA proposed discrete technical changes to those emission standards in 2025 and extended various compliance deadlines (a decision being challenged in court). Nonetheless, those federal air standards have imposed, and will impose, additional requirements and costs on our operations. In addition, the federal Bureau of Land Management (“BLM”) promulgated new rules in 2024 to reduce venting, flaring and leaks from oil and gas production on public lands. The U.S. District Court for the District of North Dakota enjoined enforcement in five states, including Texas, but the litigation is being held in abeyance, and BLM reportedly is working on a replacement proposed rule. Aside from new controls, the 2022 Inflation Reduction Act created incentives designed to increase use of electric cars and fuels other than oil and natural gas. That statute required the EPA to impose a fee on certain excess methane emissions from oil and gas facilities of $900 per metric ton of methane for 2024, $1,200 per metric ton for 2025, and $1,500 per metric ton each year thereafter. The EPA had promulgated a final rule to implement the methane charges, but Congress disapproved it pursuant to the Congressional Review Act. The EPA reportedly is evaluating its options for complying with the statutory obligation to assess methane fees.

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

The National Environmental Policy Act

Oil and natural gas exploration and production activities may be subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects, especially since federal agencies have been revising their NEPA regulations and policies in response to recent judicial decisions.

Threatened and endangered species, migratory birds, and other natural resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands, and other natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act and the CWA. Where takings of or harm to species or damages to wetlands, habitat or other natural resources occur or may occur, restrictions may be imposed on oil and natural gas exploration activities. The U.S. Fish and Wildlife Service may designate critical habitat areas that it believes are necessary for survival of threatened or endangered species. A critical habitat designation could result in further material restrictions on federal or private land use and could delay or prohibit land access or development. Further, the EPA and U.S. Army Corps of Engineers have proposed a new definition for regulated wetlands that is expected to reduce the scope of federal jurisdiction but may prove difficult to implement. Government entities or at times private parties may act to prevent or seek damages for any injury to protected species or other natural resources, whether resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and in some cases, criminal penalties may result.

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

Human Capital

Employees

At Battalion, our success is delivered through our highly capable and diverse workforce. Our team is comprised of individuals with extensive technical, industry and other professional experience. By recruiting, hiring and retaining an experienced and diverse team, we are able to leverage years of experience, new ideas and problem solving in a collaborative environment. As of December 31, 2025, we had 40 full-time employees. We also engage the services of independent contractors and consultants along with certain professional service firms to support our work in specific areas. We have no collective bargaining agreements with our employees. We believe that we have good relations with our employees.

Driving and Supporting a Safety First Culture

The safety of our employees, contractors and the communities in which we operate is one of our most critical responsibilities. We believe that driving a safety first culture requires daily prioritization and includes a multi-faceted approach to provide our employees with the tools, support, education and incentives to operate safely:

●	All employees, contractors and consultants performing work in the field participate in ongoing environmental, health and safety engagements, including training, routine meetings, and individual coaching;
●	Work stop authority – all of our employees and contractors have a responsibility to intercede and stop observed high hazard activities or conditions without proper controls;
●	Policies and procedures implemented to support a safe working environment; and
●	Environmental and safety metrics measuring performance linked to compensation.

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

Principal Office

As of December 31, 2025, we lease corporate office space in Houston, Texas at 820 Gessner Road.

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

ITEM 1A. RISK FACTORS

Risk Factors Summary

The following is a summary of the principal factors that make an investment in our common stock speculative or risky.

●	Oil and natural gas prices are volatile, and low prices could have a material adverse impact on our business.
●	We may have difficulty financing our planned capital expenditures which could adversely affect our growth.
●	Failure to comply with the covenants in our 2024 Amended Term Loan Agreement may limit our ability to borrow, result in an event of default and cause amounts outstanding under our 2024 Amended Term Loan Agreement to become immediately due and payable.
●	Unless we replace our reserves, our reserves and production will decline, which would adversely affect our financial condition, results of operations and cash flows.
●	Historically, we have had substantial indebtedness and we may incur substantially more debt in the future. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse developments in our business.
●	Estimates of proved oil and natural gas reserves involve assumptions and any material inaccuracies in these assumptions will materially affect the quantities and the value of our reserves.
●	We are subject to various contractual limitations that affect the discretion of our management in operating our business.
●	Federal legislation and rulemaking could have an adverse impact on our ability to use derivative instruments to reduce the effects of commodity prices, interest rates and other risks associated with our business.
●	We cannot be certain that the insurance coverage maintained by us will be adequate to cover all losses that may be sustained in connection with all oil and natural gas activities.
●	Our ability to use net operating loss carryforwards and realized built in losses to offset future taxable income for U.S. federal income tax purposes is subject to limitation.
●	We may be required to take non-cash asset write-downs.
●	Hedging transactions may limit our potential gains and increase our potential losses.

●	We are substantially dependent upon our drilling success on our Delaware Basin properties.
●	Our exploration and development drilling efforts and the operation of our wells may not be profitable or achieve our targeted rates of return.
●	Our financial results following the sale of our West Quito Assets may not be comparable to our historical financial results and historical trends may not be indicative of our future results.
●	Our ability to complete dispositions of assets, or interests in assets, may be subject to factors beyond our control, and in certain cases, we may be required to retain liabilities for certain matters.
●	Increasing attention to environmental, social and corporate governance (“ESG”) matters may impact our business.
●	We could experience periods of higher costs for various reasons, including due to higher commodity prices, increased drilling activity in the Delaware Basin and trade disputes, tariffs or inflation that affect the costs of steel and other raw materials that we and our vendors rely upon, which could adversely affect our ability to execute our exploration and development plans on a timely basis and within budget.
●	We may not be able to drill wells on a substantial portion of our acreage.
●	Certain of our undeveloped leasehold acreage could expire if we are unable to meet continuous development clauses or similar provisions in our leases requiring development of our undeveloped acreage and/or maintaining production on units containing the acreage.
●	Our oil and natural gas activities are subject to various risks that are beyond our control.
●	Our ability to sell our production and/or receive market prices for our production may be adversely affected by transportation capacity constraints and interruptions.
●	Our strategy involves drilling in shale formations, using horizontal drilling and modern completion techniques. The results of our drilling program using these techniques may be subject to more uncertainties than conventional drilling programs. These uncertainties could result in an inability to meet our expectations for reserves and production.
●	Title to the properties in which we have an interest may be impaired by title defects.
●	We depend substantially on the continued presence of key personnel for critical management decisions and industry contacts.
●	There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.
●	Future sales of our common stock in the public market or the issuance of securities senior to our common stock, or the perception that these sales may occur, could adversely affect the trading price of our common stock and our ability to raise funds in stock offerings.
●	Our stock price has been volatile, and you may not be able to resell our common stock at or above the price you paid.
●	Our failure to meet the continued listing standards of NYSE American could result in a delisting of our common stock.
●	We may be unable to either redeem or pay cash dividends on the outstanding shares of our Redeemable Preferred Stock, resulting in increases in the liquidation preference of the Redeemable Preferred Stock and the right of the holders of Redeemable Preferred Stock to receive a greater number of shares of our common stock in the event such holders elect to exercise their conversion rights. Consequently, the financial and voting interests in our Company of the holders of our common stock may be diluted.
●	We are subject to complex federal, state, local and other laws and regulations that frequently are amended to impose more stringent requirements that could adversely affect the cost, manner or feasibility of doing business.
●	Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
●	Regulation or litigation related to global warming and climate change could have an adverse effect on our operations and demand for oil and natural gas.
●	Our operations substantially depend on the availability of water. Restrictions on our ability to obtain, dispose of or recycle water may impact our ability to execute our drilling and development plans in a timely or cost-effective manner.
●	Our business could be adversely impacted by events beyond our control, including economic downturns, inflation, tariffs, increases in interest rates, natural disasters, public health crises such as pandemics, political crises, geopolitical events such as the conflict in Venezuela, Russia and Ukraine and the Middle East, or other macroeconomic conditions, which have in the past and may in the future result in adverse operating and financial results.
●	A financial downturn could negatively affect our business, results of operations, financial condition and liquidity.
●	We depend on computer, telecommunications and information technology systems to conduct our business, and failures, disruptions, cyber-attacks or other breaches in data security could significantly disrupt our business operations, create liability and increase our costs.

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

Oil, natural gas and NGLs prices are volatile. Among the factors that affect volatility are:

●	domestic and foreign supplies of oil, natural gas and NGLs and natural gas;
●	the ability of members of the Organization of Petroleum Exporting Countries and other oil exporting countries, including Russia, to agree upon and maintain production quotas;
●	social unrest and political instability, particularly in major oil and natural gas producing regions outside the U.S., such as Venezuela, Russia and Ukraine and the Middle East, and armed conflict or terrorist attacks;
●	the level of consumer demand for oil and natural gas, including demand growth in developing countries, such as China and India;
●	labor unrest in oil and natural gas producing regions;
●	weather conditions, including hurricanes and other natural occurrences that affect the supply and/or demand for oil and natural gas;
●	the price and availability of alternative fuels and energy sources;
●	the price and availability of foreign imports and domestic exports; and
●	worldwide and regional economic and political conditions impacting the global supply and demand for oil and natural gas, which may be driven by many factors, including sanctions, import and export restrictions, climate change initiatives and environmental protection affects, health epidemics (such as the global COVID-19 coronavirus outbreak) and numerous other factors.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas.

We may have difficulty financing our planned capital expenditures which could adversely affect our growth.

Our business requires substantial capital expenditures primarily to fund our drilling program. We may also continue to selectively increase our acreage position, which would require capital in addition to the capital necessary to drill on our existing acreage. It is possible that we will acquire acreage in other areas that we believe are prospective for oil and natural gas production and expend capital to develop such acreage. We expect to use a portion of the proceeds from the sale of our West Quito Assets and from the sales of redeemable convertible preferred stock, if necessary, and which may be difficult or limited to access, to fund capital expenditures that are in excess of our operating cash flow and cash on hand.

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

On December 26, 2024, we entered into the 2024 Term Loan Agreement with Fortress Credit Corp. Pursuant to the 2024 Term Loan Agreement, we were provided (i) an initial term loan facility in the aggregate principal amount of $162.0 million, funded on December 26, 2024 and (ii) an incremental term loan facility in the aggregate principal amount of up to $63.0 million. On January 9, 2025, we entered into the First Amendment to our 2024 Term Loan Agreement and incurred incremental term loans in the aggregate principal amount of $63.0 million. On November 12, 2025, we entered into the Second Amendment to the 2024 Amended Term Loan Agreement to amend certain financial covenants, as described in more detail in Item 1. Business – Recent Developments.

As of December 31, 2025, we had approximately $208.1 million of indebtedness outstanding under the 2024 Amended Term Loan Agreement and no additional borrowing capacity under the 2024 Amended Term Loan Agreement. Additionally, our 2024 Amended Term Loan Agreement contains certain covenants as well as a mandatory repayment schedule requiring us to make scheduled amortization payments in the aggregate amount of $22.5 million in both 2026 and 2027. The 2024 Amended Term Loan Agreement matures on December 26, 2028.

Our 2024 Amended Term Loan Agreement contains the following financial covenants (as defined), including the maintenance of the following ratios:

●	Asset Coverage Ratio not to fall below 1.85x as of December 31, 2025 through and including December 31, 2026 and 2.00x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Total Net Leverage Ratio not to exceed 3.20x as of December 31, 2025, 3.25x as of March 31, 2026 and not to exceed the levels set forth in Item 1. Business – Recent Developments for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Current Ratio not to fall below 1.00x, determined on the last day of each calendar month commencing with the calendar month ending March 31, 2025; and
●	Liquidity not to fall below the greater of (x) $10,000,000 and (y) the amount equal to the scheduled principal and interest payments for the immediately succeeding three month period, determined as of the last day of any fiscal quarter.

In the past, we have periodically sought amendments to the covenants under our revolving credit agreements, including the financial covenants, where we have anticipated difficulty in maintaining compliance. While historically we have largely been successful in obtaining modifications of our covenants as needed, as evidenced most recently by the Second Amendment to our 2024 Amended Term Loan Agreement, there can be no assurance that we will be successful in the future. In the event we are not successful in obtaining covenant modifications, if needed, there is no assurance that we will be successful in implementing alternatives that allow us to maintain compliance with our covenants or that we will be successful in obtaining alternative financing that provides us with the liquidity that we need to operate our business. Even if successful, alternative sources of financing could prove more expensive than borrowings under our 2024 Amended Term Loan Agreement. Failure to comply with the covenants in our 2024 Amended Term Loan Agreement may limit our ability to borrow, result in an event of default and cause amounts outstanding under our 2024 Amended Term Loan Agreement to become immediately due and payable.

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

We had $208.1 million principal amount of debt, including current portions, as of December 31, 2025 and as of the date of this Annual Report on Form 10-K. As a result of our indebtedness, we will need to use a portion of our cash flow to pay interest, and outstanding principal during 2026, which will reduce the amount of cash flow we will have available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes or adverse developments in our business or economic downturns impacting the industry in which we operate. Indebtedness under our 2024 Amended Term Loan Agreement is at a variable interest rate, and so a rise in interest rates will generate greater interest expense to the extent we do not have hedging arrangements that are effective in offsetting interest rate fluctuations. A rise in interest rates could impact on our borrowing costs and could have an adverse effect on our cash flows. Borrowings under the 2024 Amended Term Loan Agreement initially bore interest at a rate per annum equal to the Secured Overnight Financing Rate (“SOFR”) (with a credit spread of adjustment of 0.15% per annum) plus an applicable margin of 7.75%. Under the Second Amendment, the Applicable Margin (as defined in the 2024 Amended Term Loan Agreement) is to be the rate per annum set forth below under the caption “SOFR Loans Spread” or “ABR Loans Spread”, as the case may be, based on the Total Net Leverage Ratio set forth in the table above in Item 1. Business – Recent Developments; provided that (a) until the Adjustment Date (the date of delivery of financial statements pursuant to the 2024 Amended Term Loan Agreement) following the Second Amendment effective date, the Applicable Margin shall be the applicable rate per annum set forth below in Category 1 and (b) the Applicable Margin shall be the applicable rate per annum set forth in Category 4 below at any time that an Event of Default (as defined in the 2024 Amended Term Loan Agreement) exists:

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

The estimates of our reserves as of December 31, 2025 are based upon various assumptions about future production levels, prices and costs that may not prove to be correct over time. In particular, in accordance with SEC requirements, estimates of oil and gas reserves, future net revenue from proved reserves and the present value of our oil and gas properties are based on the assumption that future oil and gas prices remain the same as the 12-month first-day-of-the-month average oil and gas prices for the year ended December 31, 2025. Average prices for oil and natural gas for the 12-month period were as follows: WTI crude oil spot price of $66.01 per Bbl, adjusted by lease or field for quality, transportation fees, and market differentials and a Henry Hub natural gas spot price of $3.39 per MMBtu, adjusted by lease or field for energy content, transportation fees, and market differentials. Any significant variance in the actual future prices from these assumptions could materially affect the estimated quantity and value of our reserves set forth in this report.

In addition, at December 31, 2025, approximately 40% of our estimated proved reserves were classified as proved undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Estimated proved reserves as of December 31, 2025 assume that we will make future capital expenditures of approximately $270.3 million in the aggregate primarily from 2026 through 2029, which are necessary to develop and realize the value of proved reserves on our properties. The estimates of these oil and natural gas reserves and the costs associated with development of these reserves have been prepared in accordance with SEC regulations; however, actual capital expenditures will likely vary from estimated capital expenditures, development may not occur as scheduled and actual results may not be as estimated.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established, among other provisions, federal oversight and regulation of the over-the-counter (“OTC”) derivatives market and entities that participate in that market. Among other things, the Dodd-Frank Act established margin requirements and requires clearing and trade execution practices for certain categories of swaps and may result in certain market participants needing to curtail or alter their derivative activities.. The Dodd-Frank Act also created new categories of regulated market participants, such as "swap dealers" and "security-based swap dealers" that are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements, a large number of which have been implemented. This regulatory framework has significantly increased the costs of entering into derivatives transactions for end-users of derivatives, such as us. In particular, new margin requirements and capital charges, even when not directly applicable to us, have increased the pricing of derivatives that we transact in. New exchange trading margin regulations, trade reporting requirements and position limits may lead to changes in the liquidity of our derivative transactions or higher pricing. That said, our hedging activities are not subject to mandatory clearing or the margin requirements imposed in connection with mandatory clearing, although we are subject to certain recordkeeping and reporting obligations associated with the Dodd-Frank Act. Additionally, our uncleared swaps are not subject to regulatory margin requirements. Finally, we believe that the majority, if not all, of our hedging activities constitute bona fide hedging under applicable federal and exchange-mandated position limits rules and are not materially impacted by the limitations under such rules.

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

We experienced ownership changes in December 2018 and October 2019 and we may experience additional ownership changes in the future. Limitations imposed on our ability to use NOLs and RBILS to offset future taxable income may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect and could cause such NOLs and RBILS to expire unused, in each case reducing or eliminating the benefit of such NOLs and RBILS. Similar rules and limitations may apply for state income tax purposes. As of December 31, 2025, no additional ownership change has occurred.

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

Costs associated with unevaluated properties, which were approximately $48.0 million at December 31, 2025, are not initially subject to the ceiling test limitation. Rather, we assess all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value based upon our intentions with respect to drilling on such properties, the remaining lease term, geological and geophysical evaluations, drilling results, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. These factors are significantly influenced by our expectations regarding future commodity prices, development costs, and access to capital at acceptable cost. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the ceiling test limitation. Accordingly, a significant change in these factors, many of which are beyond our control, may shift a significant amount of cost from unevaluated properties into the full cost pool that is subject to depletion and the ceiling test limitation.

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

Our financial results following the sale of our West Quito Assets may not be comparable to our historical financial results and historical trends may not be indicative of our future results.

We entered into a sale and purchase agreement to sell substantially all of our oil and natural gas properties and related assets in the West Quito Draw area located in the Southern Delaware Basin in Ward County, Texas on December 18, 2025, with an accounting effective date of December 1, 2025. The West Quito Assets included approximately 6,100 net acres in Ward County, Texas and proved reserves for these properties accounted for approximately 6.0 MMBoe, or approximately 10%, of our proved reserves at December 31, 2025 and approximately 15% of our annual production for the year ended December 31, 2025. As a result, our historical financial results will not be comparable to our future results and historical trends may not be indicative of results expected in future periods.

Our ability to complete dispositions of assets, or interests in assets, may be subject to factors beyond our control, and in certain cases, we may be required to retain liabilities for certain matters.

From time to time, we may sell assets or interests in an asset for the purpose of assisting or accelerating the asset’s development, most recently our West Quito Divestiture, and we regularly review our property base for the purpose of identifying nonstrategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. Various factors could materially affect our ability to dispose of such interests or nonstrategic assets or complete announced dispositions, including the identification of purchasers willing to acquire the interests or purchase the nonstrategic assets on terms and prices acceptable to us.

Sellers typically retain certain liabilities or indemnify buyers for certain pre-closing matters, such as matters of litigation, environmental contingencies, royalty obligations and income taxes. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and ultimately may be material. Also, as is typical in divestiture transactions, third parties may be unwilling to release us from guarantees or other credit support provided prior to the sale of the divested assets. As a result, after a divestiture, we may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the assets fails to perform these obligations.

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

We could experience periods of higher costs for various reasons, including due to higher commodity prices, increased drilling activity in the Delaware Basin and trade disputes, tariffs or inflation that affect the costs of steel and other raw materials that we and our vendors rely upon, which could adversely affect our ability to execute our exploration and development plans on a timely basis and within budget.

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

As of December 31, 2025, we owned leasehold interests in approximately 37,600 net acres in the Delaware Basin in West Texas of which approximately 2,400 net acres are undeveloped and approximately 6,100 net acres are to be divested in the West Quito Divestiture. Generally, our oil and natural gas leases remain in force as long as production in paying quantities is maintained. Currently, our leases on undeveloped oil and natural gas properties are either categorized as “held by production” or perpetuated by continuous development clauses contained in our leases or tolling agreements. We continually review our leases on acreage subject to these clauses or agreements when planning for our future drilling programs. If our leases on acreage subject to these provisions are not maintained by production in paying quantities or continuous development, our leases could expire and we would lose our right to develop the related properties.

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

Funds advised by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC held approximately 34%, 22% and 13%, respectively, of our common stock as of March 18, 2026. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures, or the issuance of additional equity securities or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

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

We are currently authorized to issue 100.0 million shares of common stock and 1.0 million shares of preferred stock, with such designations, rights, preferences, privileges and restrictions as determined by the Board. As of March 18, 2026, we had approximately 18.3 million shares of common stock outstanding and options and restricted stock units to purchase or receive an aggregate of 0.1 million shares of our common stock. As of March 18, 2026, we have also reserved an additional 1.3 million shares for future issuance to our directors, officers and employees under our 2020 Long-Term Incentive Plan. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock.

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

Our stock price has been volatile, and you may not be able to resell our common stock at or above the price you paid.

Our stock price has been highly volatile in recent years. Such volatility may continue in response to various factors, some of which are beyond our control, including:

●	market conditions in the broader stock market;
●	fluctuations in the values of companies perceived by investors to be comparable to us;
●	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including the impacts if we are no longer a controlled company;
●	public response to press releases or other public announcements by us or third parties, including our filings with the SEC; and
●	the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our common stock to fluctuate substantially. While we are of the view that operating results for any particular quarter are not necessarily a meaningful indication of future results, fluctuations in our quarterly operating results may negatively affect the market price and liquidity of our stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending and/or settling the lawsuit, a portion or all of which may not be covered by insurance. Settlement and verdict damages from securities class action lawsuits are often material. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

In addition, the stock markets, and the market for growth stocks in particular, have from time to time experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. You may not realize any return on your investment in us and may lose some or all of your investment.

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

On May 30, 2025, we received written notice (the “Notice”) on behalf of the NYSE American indicating that we are no longer in compliance with NYSE American’s continued listing standards. Specifically, the letter stated that we are not in compliance with the continued listing standards set forth in Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(i) requires a listed company to have stockholders’ equity of $2.0 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4.0 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Our noncompliance resulted from our reporting stockholders’ equity of $(1.8) million as of March 31, 2025, and losses from continuing operations and/or net losses in three of our four most recent fiscal years ended December 31, 2024. We continue to report negative stockholders’ equity at December 31, 2025 of $(32.8) million and additional losses from continuing operations. The Notice further provided that we must submit a plan of compliance (the “Plan”) by June 30, 2025 addressing how we intend to regain compliance with the continued listing standards by November 30, 2026. Such Plan was submitted by the required deadline and our Plan was accepted by the NYSE. The Notice has no immediate impact on the listing of our shares of common stock, which will continue to be listed and traded under the symbol “BATL” on the NYSE American during this period, subject to our compliance with the other listing requirements of the NYSE American. The notice does not affect our ongoing business operations or our reporting requirements with the Securities and Exchange Commission.

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

At the federal level, the U.S. has taken a variety of steps intended to address climate change. For example, the EPA announced new final regulations in December 2023 that impose more comprehensive restrictions on emissions of methane (a greenhouse gas) and volatile organic compounds from new, existing, and modified facilities in the oil and gas sector (such as wells and storage tank batteries). Among other things, the rule sets new emissions standards for certain equipment; requires routine monitoring for and repair of leaks at well sites, centralized production facilities, and compressor stations; limits flaring from existing oil wells; and prohibits flaring from new oil wells. While the EPA has proposed or made certain changes in those regulations that are intended to reduce compliance difficulties, the standards still have imposed and will impose additional requirements and costs on our operations. In addition, BLM promulgated new rules in 2024 to reduce venting, flaring and leaks from oil and gas production on public lands, but they were challenged in court, and BLM currently is evaluating a replacement proposed rule. Aside from new controls, the 2022

Inflation Reduction Act created incentives designed to increase use of electric cars and fuels other than oil and natural gas. That statute required the EPA to impose a fee on certain excess methane emissions from oil and gas facilities of $900 per metric ton of methane for 2024, $1,200 per metric ton for 2025, and $1,500 per metric ton each year thereafter. The EPA had promulgated a final rule to implement the methane charges, but Congress disapproved it pursuant to the Congressional Review Act. The EPA reportedly is evaluating its options for complying with the statutory obligation to assess methane fees.

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

Macroeconomic Risk Factors

Our business could be adversely impacted by events beyond our control, including economic downturns, inflation, tariffs, increases in interest rates, natural disasters, public health crises such as pandemics, political crises, geopolitical events such as the conflict in Venezuela, Russia and Ukraine and the Middle East, or other macroeconomic conditions, which have in the past and may in the future result in adverse operating and financial results.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions,

including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates and tariffs, higher interest rates and uncertainty about economic stability.

In order to manage the inflation risk present in the U.S.’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between 2022 and 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.75% in 2024 and 2025. While inflationary pressures in the U.S.’ economy have begun to subside, it is uncertain what impact recent tariff activity by the U.S. and foreign governments will have on inflation. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

As any new threat to security may be identified, our personnel are notified, with instruction to increase awareness of the threat and how to react if such a threat or actual breach appears to be encountered. Periodic educational notices are also disseminated to all personnel. Additionally, as our systems are modified and upgraded, all personnel are notified, with instruction as appropriate. With the assistance and advice of our expert consultants, responsibility for the identification and assessment of risks and the recommendation of upgrades to our systems resides with our Director of Information Technology, who reports to our Chief Executive Officer. Our Director of Information Technology has more than 16 years of information technology experience.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 20, 2020, our common stock commenced trading on the NYSE American exchange under the symbol “BATL.” Approximately 50 registered stockholders of record as of March 18, 2026 held our common stock. In most instances, a registered stockholder holds shares in street name for one or more customers who beneficially own the shares.

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

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On March 3, 2026, we entered into a definitive agreement to sell in a private placement to an institutional investor 1,800,000 shares of our common stock and 927,273 prefunded warrants for the purchase of common stock at $5.50 per share for total proceeds of $15.0 million. The offering closed on March 4, 2026, on satisfaction of customary closing conditions.

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

Recent Developments

Monument Draw Acquisition

On March 10, 2026, we entered into a purchase and sale agreement to acquire certain oil and natural gas assets, comprising 7,090 net acres located in Ward County, Texas, from RoadRunner Resource Holding LLC (formerly, Sundown Energy LP) (“RoadRunner”), effective March 1, 2026, in an all-stock transaction. Under the terms of the agreement, upon closing on March 19, 2026, we issued 485,000 shares of our common stock to RoadRunner in exchange for the assets. The acquired acreage is directly adjacent to our existing Monument Draw acreage. The transaction is subject to customary post-closing adjustments.

Private Placement Equity Offering

On March 3, 2026, we entered into a definitive agreement to sell in a private placement to an institutional investor 1,800,000 shares of our common stock and 927,273 prefunded warrants for the purchase of common stock at $5.50 per share for total proceeds of $15.0 million. The offering closed on March 4, 2026, on satisfaction of customary closing conditions. We intend to use the net proceeds received from the offering for working capital and general corporate purposes.

West Quito Divestiture

On December 18, 2025, we entered into an agreement of sale and purchase with MCM Delaware Resources, LLC (“MCM”) to sell substantially all of our oil and natural gas properties and related assets in the West Quito Draw area located in the Southern Delaware Basin in Ward County, Texas (the “West Quito Assets”) for a total sales price of approximately $62.6 million, subject to adjustment for accounting between the effective date of December 1, 2025 and the closing date and other customary adjustments (the “West Quito Divestiture”). The West Quito Divestiture closed on February 24, 2026 for an adjusted sales price of $60.1 million. The West Quito Assets include approximately 6,100 net acres in Ward County, Texas and proved reserves for these properties accounted for approximately 6.0 MMboe, or approximately 10%, of our proved reserves at December 31, 2025. We used $45.6 million of the net proceeds from closing to repay amounts outstanding under the 2024 Amended Term Loan Agreement on February 24, 2026 - $40.0 million pursuant to the Third Amendment and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026. Pursuant to the Third Amendment, $12.9 million of Reinvestment Proceeds are to be used to acquire additional contiguous non-operated oil and natural gas properties consisting of proved developed reserves in Ward and Winkler Counties, Texas, to fund permitted capital expenditures in the Monument Draw area and/or to fund the drilling and completion of two Monument Draw wells within 180 days after receipt. Should such funds have not been spent within the 180-day period, the Reinvestment Proceeds shall be used to prepay borrowings outstanding under the 2024 Amended Term Loan Agreement.

Term Loan Credit Facility

On February 24, 2026, we entered into the Third Amendment to our 2024 Amended Term Loan Agreement. Pursuant to the Third Amendment, among other changes specified therein, (a) the lenders consented to the transactions contemplated by the West Quito Divestiture sale agreement; and (b) we were required, upon receipt of the net cash proceeds from the West Quito Divestiture, to prepay the outstanding principal amount of the 2024 Amended Term Loan Agreement borrowings in an aggregate amount equal to $40.0 million. We may retain the remaining net cash proceeds received from the West Quito Divestiture, subject to certain reinvestment requirements, set forth in the Third Amendment

H2S Treating Joint Venture

In May 2022, we entered into a joint venture agreement with Caracara to develop the AGI Facility in Winkler County, Texas. The joint venture, operating as WAT, also entered into a GTA with us for natural gas production from our Monument Draw area. Under the GTA, we were to pay a treating rate that varied based on volumes delivered to the AGI Facility and we had a minimum volume commitment of 20 MMcf per day. The GTA had a tiered-rate structure based on actual volumes delivered. In exchange for contributing to the joint venture a wellbore with an approved permit for the injection of acid gas and surface land, we retained a 5% equity interest in WAT, an unconsolidated subsidiary. Caracara provided the initial capital for the construction of the Facility, which was expected to have an initial capacity of approximately 30 MMcf per day, and a design capacity to treat up to 10% combined concentrations for H2S and CO2. We initially expected the AGI Facility to be mechanically complete in early April 2023 and the facility to be in service in the second quarter of 2023. However, during commissioning and initial operations, it was determined that additional pressure was required to initiate gas injection. To correct this issue, a positive displacement pump was ordered and installed. The AGI Facility’s injection well also experienced pressure communication between the tubing and annular space after an injection procedure. Workover operations commenced to remediate this issue.

During the third quarter of 2023, additional complications were encountered with the workover operation at the AGI Facility causing higher than expected costs. To fund this workover operation, we advanced capital contributions totaling approximately $18.5 million to date as of September 30, 2024 on behalf of our joint venture partner in WAT. Pursuant to the terms of the agreement governing the joint venture, we believed that we had multiple remedies to recover such advance, including (1) declaring such payment a loan, which pursuant to the agreement would have an interest rate of the lesser of 15% or the maximum rate permitted by law, (2) recoupment from distributions from the joint venture and (3)

reallocation of equity of the joint venture based on the relative level of total capital contributions by the parties after taking into account the advance. Pursuant to such, we initially recorded the advanced amount as a contract asset. During the fourth quarter of 2024, Caracara delivered a demand notice disputing our claims, indicating that the carrying value of the contract asset may not be recoverable and as a result, we recognized $18.5 million of impairment of charges to reduce the carrying value of the contract asset to zero at December 31, 2024.

After significant complications and delays, the AGI Facility began processing gas on March 9, 2024 and treated volumes from March 2024 to August 11, 2025. In addition to general facility downtime, the AGI Facility experienced interruptions in processing due to failure to complete necessary improvement and maintenance projects, including pump and other facility equipment replacement. The AGI Facility processed over 9.3 Bcf of natural gas before ceasing operations. On August 11, 2025, we received notice from WAT that it was ceasing taking deliveries of natural gas and was ceasing operations effective immediately. In response, we temporarily shut-in a portion of our Monument Draw field production while management actively worked to identify and execute on a plan for long-term alternative gas processing. During the fourth quarter of 2025, we concluded that the fair value of our equity method investment in WAT was less than the carrying value of the investment in unconsolidated affiliate asset recorded on our consolidated balance sheet and recorded an impairment of $1.1 million to reduce the carrying value of the investment in unconsolidated affiliate asset to zero as of December 31, 2025.

We terminated the GTA with WAT on January 19, 2026.

Following termination of the GTA, we entered into an agreement with a publicly traded large-cap midstream provider to process our natural gas production at an alternative facility. This processing provider has the ability to process substantially all of our natural gas production from Monument Draw.

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. We generated a net loss available to common stockholders of $36.8 million for the year ended December 31, 2025 and had negative working capital of $6.5 million as of December 31, 2025. As of December 31, 2025, we had $28.0 million of cash and cash equivalents, no borrowing capacity remaining under our 2024 Amended Term Loan Agreement (see Item 8. Consolidated Financial Statements and Supplementary Date – Note 6, Debt) and a total of $22.5 million in debt repayments due under our 2024 Term Loan Agreement through December 2026. At December 31, 2025, $30.0 million remained available for issuance on or before August 31, 2026 under a support letter from the Investors. We closed on the sale of our West Quito Assets on February 24, 2026 for net proceeds of $60.1 million, of which $45.6 million was used to repay a portion of outstanding borrowings under our 2024 Amended Term Loan Agreement - $40.0 million pursuant to the Third Amendment and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026. Pursuant to the Third Amendment, $12.9 million of proceeds from the sale (the “Reinvestment Proceeds”) are to be used to acquire additional contiguous non-operated oil and natural gas properties consisting of proved developed reserves in Ward and Winkler Counties, Texas, to fund permitted capital expenditures in the Monument Draw area and/or to fund the drilling and completion of two Monument Draw wells within 180 days after receipt. Should such funds have not been spent within the 180-day period, the Reinvestment Proceeds shall be used to prepay borrowings outstanding under the 2024 Amended Term Loan Agreement. On March 3, 2026, we entered into a definitive agreement to sell in a private placement to an institutional investor 1,800,000 shares of our common stock and 927,273 prefunded warrants for the purchase of common stock at $5.50 per share for total proceeds of $15.0 million. The offering closed on March 4, 2026, on satisfaction of customary closing conditions. We intend to use the net proceeds received from the offering for working capital and general corporate purposes.

Our 2024 Amended Term Loan Agreement contains certain restrictive covenants as well as a mandatory repayment schedule. We are required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the aggregate principal amount of the total loans outstanding.

We continue to execute on a plan to reduce operating and capital costs to improve cash flow. We believe that, based upon our operational forecasts, cash and cash equivalents on hand, proceeds from the sale of our West Quito Assets and from the private placement equity offering, and cost reduction measures, it is probable that we will have sufficient liquidity to fund our operations, meet our debt requirements and maintain compliance with our future debt covenants as described in Item 8. Consolidated Financial Statements and Supplementary Date – Note 6 Debt for the next 12 months from the issuance of these consolidated financial statements. We will, however, continue to consider alternative liquidity sources which could include entering into other financing arrangements (e.g. future equity raises), a sale of a portion of our assets, seeking capital partners for our drilling program, pursuing strategic merger opportunities or joint ventures, the sale of the Company, or pursuing additional general and administrative or other cost reduction opportunities. Our estimates and forecasts are based upon assumptions that may prove to be incorrect due to many factors that are currently unknown, such as prevailing economic conditions, many of which are beyond our control. In the event the assumptions underlying our estimates and forecasts prove to be incorrect, our operating plans, capital requirements, and covenant compliance may be adversely impacted.

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

On May 30, 2025, we received written notice (the “Notice”) on behalf of the NYSE American indicating that we are no longer in compliance with NYSE American’s continued listing standards. Specifically, the letter stated that we are not in compliance with the continued listing standards set forth in Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(i) requires a listed company to have stockholders’ equity of $2.0 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4.0 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Our noncompliance resulted from our reporting stockholders’ equity of $(1.8) million as of March 31, 2025, and losses from continuing operations and/or net losses in three of our four most recent fiscal years ended December 31, 2024. We continue to report negative stockholders’ equity at December 31, 2025 of $(32.8) million and additional losses from continuing operations. The Notice further provided that we must submit a plan of compliance (the “Plan”) by June 30, 2025 addressing how we intend to regain compliance with the continued listing standards by November 30, 2026. Such Plan was submitted by the required deadline and our Plan was accepted by the NYSE. The Notice has no immediate impact on the listing of our shares of common stock, which will continue to be listed and traded under the symbol “BATL” on the NYSE American during this period, subject to our compliance with the other listing requirements of the NYSE American. The notice does not affect our ongoing business operations or our reporting requirements with the Securities and Exchange Commission.

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

Capital Expenditures. During 2025, we spent approximately $74.6 million in capital expenditures, including drilling, completion, support infrastructure and other capital costs. During 2025, we ran one operated rig in the Delaware Basin. We drilled and cased 6.0 gross (5.6 net) operated wells, completed 6.0 gross (5.6 net), and put online 6.0 gross (5.6 net) operated wells during the year.

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

On November 12, 2025, we entered into the Second Amendment, which amended the Applicable Margin (as defined in the 2024 Amended Term Loan Agreement) to be the rate per annum set forth below under the caption “SOFR Loans Spread” or “ABR Loans Spread”, as the case may be, based on the Total Net Leverage Ratio; provided that (a) until the Adjustment Date (the date of delivery of financial statements pursuant to the 2024 Amended Term Loan Agreement) following the Second Amendment effective date, the Applicable Margin shall be the applicable rate per annum set forth below in Category 1 and (b) the Applicable Margin shall be the applicable rate per annum set forth in Category 4 below at any time that an Event of Default (as defined in the 2024 Amended Term Loan Agreement) exists:

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

The Second Amendment provides that we shall not permit the Total Net Leverage Ratio, as of the last day of each fiscal quarter (commencing with the fiscal quarter ending March 31, 2025), to be greater than the levels set forth in the following table for the applicable quarter:

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

Additionally, the Second Amendment provides that we shall not permit the Asset Coverage Ratio, as of the last day of any fiscal quarter (commencing with the fiscal quarter ending March 31, 2025) to be less than the applicable level set forth in the following table for the applicable fiscal quarter:

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

We are required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the aggregate principal amount of the loans outstanding commencing with the fiscal quarter ending June 30, 2025. We may be required to make mandatory prepayments of the loans under the 2024 Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales and with excess cash on hand in excess of certain maximum levels. Subsequent to the closing of the West Quito Divestiture on February 24, 2026, we used $40.0 million of the net proceeds as prepayment of the loan per the terms of the Third Amendment.

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

●	Asset Coverage Ratio not to fall below 1.85x as of December 31, 2025 through and including December 31, 2026 and 2.00x for each fiscal quarter thereafter (see above), determined as of the last day of each fiscal quarter;
●	Total Net Leverage Ratio not to exceed 3.20x as of December 31, 2025 and not to exceed the levels set forth in the table above for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Current Ratio not to fall below 1.00x, determined on the last day of each calendar month commencing with the calendar month ending March 31, 2025; and
●	Liquidity not to fall below the greater of (x) $10,000,000 and (y) the amount equal to the scheduled principal and interest payments for the immediately succeeding three month period, determined as of the last day of any fiscal quarter.

On February 24, 2026, we entered into the Third Amendment to our 2024 Amended Term Loan Agreement. Pursuant to the Third Amendment, among other changes specified therein, (a) the lenders consented to the transactions contemplated by the West Quito Divestiture sale agreement; and (b) we were required, upon receipt of the net cash proceeds from the West Quito Divestiture, to prepay the outstanding principal amount of the 2024 Amended Term Loan Agreement borrowings in an aggregate amount equal to $40.0 million. We may retain the remaining net cash proceeds received from the West Quito Divestiture, subject to certain reinvestment requirements, set forth in the Third Amendment

Under the 2024 Amended Term Loan Agreement, we are required to hedge approximately 85% to 50% of our anticipated oil and natural gas production, in varying percentages by year, on a rolling basis for the next four years. The 2024 Amended Term Loan Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

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

Cash Flow. Net (decrease) increase in cash, cash equivalents and restricted cash is summarized as follows for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024
Cash flows provided by operating activities	$39,090	$35,355
Cash flows used in investing activities	(74,951)	(65,443)
Cash flows provided by (used in) financing activities	44,114	(7,728)
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,253	$(37,816)

Operating Activities. Net cash flows provided by operating activities for the years ended December 31, 2025 and 2024 were $39.1 million and $35.4 million, respectively. Operating cash flows for the year ended December 31, 2025 increased from the prior year primarily due to lower gathering and transportation expense and changes in working capital. The increase in operating cash flows in 2025 were partially offset by decreased oil and natural gas revenues as a result of lower realized commodity prices and lower production volumes than the comparable prior year period.

Investing Activities. Net cash flows used in investing activities for the years ended December 31, 2025 and 2024 were approximately $75.0 million and $65.4 million, respectively.

During the year ended December 31, 2025, we spent $74.6 million on oil and natural gas capital expenditures, of which $61.7 million related to drilling and completion costs and $11.4 million related to the development of our treating equipment and gathering support infrastructure.

During the year ended December 31, 2024, we spent $64.6 million on oil and natural gas capital expenditures, of which $57.8 million related to drilling and completion costs and $5.7 million related to the development of our treating equipment and gathering support infrastructure.

Financing Activities. Net cash flows provided by financing activities for the year ended December 31, 2025 were $44.1 million compared to net cash flows used in financing activities for the year ended December 31, 2024 of $7.7 million. During the year ended December 31, 2025, we received net proceeds of $61.1 million from the incurrence of the Incremental Term Loans and repaid $16.9 million under our 2024 Amended Term Loan Agreement.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and natural gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under U.S. GAAP. We also describe the significant estimates and assumptions we make in applying these policies. We discussed the development, selection and disclosure of each of these with our audit committee. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 1, “Financial Statement Presentation and Summary of Significant Accounting Policies,” for a discussion of additional accounting policies and estimates made by management.

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

Our estimated proved reserves for the years ended December 31, 2025 and 2024 were prepared by NSAI, an independent oil and natural gas reservoir engineering consulting firm. For more information regarding reserve estimation, including historical reserve revisions, refer to Item 8. Consolidated Financial Statements and Supplementary Data—“Supplemental Oil and Gas Information (Unaudited).”

Depletion Expense

Our rate of recording depletion expense is primarily dependent upon our estimate of proved reserves, which is utilized in our unit-of-production method calculation. If the estimates of proved reserves were to be reduced, the rate at which we record depletion expense would increase, reducing net income. Such a reduction in reserves may result from calculated lower market prices, which may make it non-economic to drill for and produce higher cost reserves. At December 31, 2025, a five percent positive revision to proved reserves would decrease the depletion rate by approximately $0.52 per Boe and a five percent negative revision to proved reserves would increase the depletion rate by approximately $0.56 per Boe.

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

Using the first-day-of-the-month average for the 12-months ended December 31, 2025 of the WTI crude oil spot price of $66.01 per barrel, adjusted by lease or field for quality, transportation fees, and regional price differentials, and the first-day-of-the-month average for the 12-months ended December 31, 2025 of the Henry Hub natural gas price of $3.39 per MMBtu, adjusted by lease or field for energy content, transportation fees, and regional price differentials, our ceiling test calculation did not generate an impairment at December 31, 2025, holding all other inputs and factors constant. Based on SEC prices as of March 1, 2026, the prices utilized in the first quarter 2026 full cost ceiling test limitation calculation will be $63.80 per barrel of oil and $3.72 per MMBtu of natural gas. Applying these first quarter 2026 prices and holding all other inputs constant to those used in the calculation of our December 31, 2025 ceiling test, no full cost ceiling limitation impairment is indicated for March 31, 2026. However, a full cost ceiling limitation impairment may still be realized in the future based on the outcome of numerous other factors such as declines in the actual trailing twelve-month SEC prices, production, lower commodity prices, changes in estimated future development costs and operating expenses, and other revisions to our proved reserves. Any such ceiling test impairments in the future could be material to our net earnings.

Future Development Costs

Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production facilities, gathering systems and related structures and restoration costs. We develop estimates of these costs for each of our properties based upon their geographic location, type of production facility, well depth, currently available procedures and ongoing consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and future abandonment costs on an annual basis. At December 31, 2025, a five percent increase in future development and abandonment costs would increase the depletion rate by approximately $0.25 per Boe and a five percent decrease in future development and abandonment costs would decrease the depletion rate by $0.26 per Boe.

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

The Company’s purchaser, gathering and/or processing, or transportation contracts have no net settlement provisions and no market mechanism to facilitate net settlement. As such, those contracts qualify for the normal purchase and normal sale exception under ASC 815.

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

In assessing the need for a valuation allowance on our deferred tax assets, we consider possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies. We consider all available evidence (both positive and negative) in determining whether a valuation allowance is required. Based upon the evaluation of available evidence, a valuation allowance of $316.4 million has been applied against our deferred tax asset balance as of December 31, 2025.

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The table below set forth financial information for the periods presented.

	Years Ended
	December 31,
In thousands (except per unit and per Boe amounts)	2025	2024
Operating revenues:
Oil	$142,951	$174,607
Natural gas	3,665	(2,213)
Natural gas liquids	18,346	20,822
Other	1,081	677
Total operating revenues	166,043	193,893
Operating expenses:
Production:
Lease operating	44,804	45,275
Workover and other	6,454	5,215
Taxes other than income	9,842	11,238
Gathering and other	43,742	54,117
General and administrative:
General and administrative	14,574	18,204
Stock-based compensation	48	152
Depletion, depreciation and accretion:
Depletion – Full cost	50,710	51,297
Depreciation – Other	351	638
Accretion expense	1,083	991
Asset impairment	1,072	18,511
Other income (expenses):
Net gain on derivative contracts	45,263	2,308
Interest expense and other	(26,747)	(14,956)
Loss on extinguishment of debt	—	(7,489)
Net income (loss)	$11,879	$(31,882)

Production:
Crude oil – MBbls	2,251	2,363
Natural gas – MMcf	7,452	7,814
Natural gas liquids – MBbls	922	971
Total MBoe(1)	4,415	4,636
Average daily production – Boe(1)	12,096	12,667

Average price per unit (2):
Crude oil price - Bbl	$63.51	$73.89
Natural gas price - Mcf	0.49	(0.28)
Natural gas liquids price - Bbl	19.90	21.44
Total per Boe(1)	37.36	41.68

Average cost per Boe:
Production:
Lease operating	$10.15	$9.77
Workover and other	1.46	1.12
Taxes other than income	2.23	2.42
Gathering and other	9.91	11.67
General and administrative:
General and administrative	3.30	3.93
Stock-based compensation	0.01	0.03
Depletion	11.49	11.06
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or NGLs based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and NGLs revenues were $165.0 million and $193.2 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $28.3 million in revenue is primarily attributable to a $19.6 million decrease resulting from lower average realized prices and an $8.7 million decrease due to lower production volumes in 2025 compared to 2024. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Production for the years ended December 31, 2025 and 2024 averaged 12,096 Boe/d and 12,667 Boe/d, respectively. Production is lower in 2025 compared with 2024 in total due largely to natural production declines on our existing producing wells and curtailed production resulting from the AGI Facility complications. In 2025, we put online 6.0 gross (5.6 net) operated wells while in 2024 we put online 4.0 gross (3.88 net) operated wells.

Lease Operating Expenses. Lease operating expenses were $44.8 million and $45.3 million for the years ended December 31, 2025 and 2024, respectively. On a per unit basis, lease operating expenses were $10.15 per Boe and $9.77 per Boe for the years ended December 31, 2025 and 2024, respectively. The increase year over year in lease operating expenses and on a per unit basis is primarily a result of an inflationary market increase in maintenance, power, and chemical costs.

Workover and Other Expenses. Workover and other expenses were $6.5 million and $5.2 million for the years ended December 31, 2025 and 2024, respectively. On a per unit basis, workover and other expenses were $1.46 per Boe and $1.12 per Boe for the years ended December 31, 2025 and 2024, respectively. The increased workover and other expenses in 2025 compared to 2024 relate to increased workover activity during 2025 and includes costs related to a non-recurring well cleanout program that meaningfully increased production on wells in which workovers were completed combined with a higher volume of electric submersible pump (or “ESP”) maintenance during the year.

Taxes Other than Income. Taxes other than income were $9.8 million and $11.2 million for the years ended December 31, 2025 and 2024, respectively. Most production taxes are based on production volumes and realized prices at the wellhead. As revenues or volumes from oil and natural gas sales increase or decrease, production taxes on these sales also increase or decrease, as such, taxes other than income decreased due to the decrease in production volumes and revenues. On a per unit basis, taxes other than income were $2.23 per Boe and $2.42 per Boe for the years ended December 31, 2025 and 2024, respectively.

Gathering and Other Expenses. Gathering and other expenses were $43.7 million and $54.1 million for the years ended December 31, 2025 and 2024, respectively. On a per unit basis, gathering and other expenses were $9.91 per Boe and $11.67 per Boe for the years ended December 31, 2025 and 2024, respectively. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced and the amounts paid to treat our sour gas volumes. The decrease in gathering and other expenses in total and on a per unit basis for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily related to progress made at the central production facilities yielding lower labor and repair costs as well as increased throughput and overall production volumes being treated by the AGI Facility during 2025. Although the AGI Facility ceased operations on August 11, 2025, we were able to secure favorable treating rates at alternative facilities. The AGI Facility treated natural gas production from March 2024 to August 11, 2025. In January 2026, we were able to secure long-term alternative processing for our high concentration H2S production.

General and Administrative Expense. General and administrative expense was $14.6 million and $18.2 million for the years ended December 31, 2025 and 2024, respectively. The decrease in general and administrative expense for 2025 compared to 2024 is primarily associated with a decrease in nonrecurring costs related to the terminated merger and lower professional fees offset by an increase payroll and employee benefits costs. On a per unit basis, general and administrative expense were $3.30 per Boe and $3.93 per Boe for the years ended December 31, 2025 and 2024, respectively.

Depletion, Depreciation, and Amortization Expense. Depletion expense was $50.7 million and $51.3 million for the years ended December 31, 2025 and 2024, respectively. On a per unit basis, depletion expense was $11.49 per Boe and $11.06 per Boe for the years ended December 31, 2025 and 2024, respectively. Depletion for oil and natural gas properties is calculated using the unit-of-production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. The decrease of $0.6 million in depletion expense for the year ended December 31, 2025 compared to 2024 is primarily due to the decrease in production. The increase in our depletion rate for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily due to decreased proved reserves relative to the change in future development costs associated with those reserves when comparing 2025 to 2024.

Asset impairment. Asset impairment totaled $1.1 million and $18.5 million for the years ended December 31, 2025 and 2024, respectively. During the fourth quarter of 2025, we concluded that the fair value of our equity method investment in WAT was less than the carrying value of the investment in unconsolidated affiliate asset recorded on our consolidated balance sheet and recorded an impairment of $1.1 million to reduce the carrying value of the investment in unconsolidated affiliate asset to zero as of December 31, 2025. During the fourth quarter of 2024, Caracara delivered a demand notice disputing our claims, indicating that the carrying value of the previously recorded contract asset may not be recoverable and as a result, we recognized $18.5 million of impairment of charges to reduce the carrying value of the contract asset to zero as of December 31, 2024.

Net gain on derivative contracts. We enter into derivative commodity instruments to economically hedge our exposure to price fluctuations on our anticipated oil and natural gas production. Consistent with prior years, we have elected not to designate any positions as cash flow hedges for accounting purposes. Accordingly, we recorded the net change in the mark-to-market value of these derivative contracts in the consolidated statements of operations. We recorded a net derivative gain of $45.3 million ($29.5 million net gain on unsettled contracts and $15.8 million net gain on settled contracts) for the year ended December 31, 2025 and a net derivative gain of $2.3 million ($11.1 million net gain on unsettled contracts and $8.8 million net loss on settled contracts) for the year ended December 31, 2024. At December 31, 2025, we had a $23.5 million derivative asset, $16.1 million of which was classified as current, and we had a $2.3 million derivative liability, $0.6 million of which was classified as current.

Interest Expense and Other. Interest expense and other was $26.7 million and $15.0 million for the years ended December 31, 2025 and 2024, respectively. Interest expense and other was higher for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to interest expense and other including the receipt of a $10.0 million payment during 2024 for the merger termination. Our weighted average interest rate for the year ended December 31, 2025, was approximately 12.05%. For the first quarter of 2026, we anticipate our interest rate will be 11.57% on outstanding borrowings.

Recently Issued Accounting Pronouncements

We discuss recently adopted and issued accounting standards in Item 8. Consolidated Financial Statements and Supplementary Data—Note 1, “Financial Statement Presentation and Summary of Significant Accounting Policies.”

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of December 31, 2025, we did not post collateral under any of our derivative contracts as they are secured under our 2024 Amended Term Loan Agreement.

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

At December 31, 2025, the principal amount of our debt was $208.1 million, of which substantially all bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At December 31, 2025, the weighted average interest rate on our variable rate debt was 12.05% per year. If the balance of our variable interest rate debt at December 31, 2025 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $2.5 million per year.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, Management concluded that Battalion Oil Corporation’s internal control over financial reporting was effective as of December 31, 2025.

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

/s/ MATTHEW B. STEELE
Matthew B. Steele
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Houston, Texas
March 23, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Battalion Oil Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Battalion Oil Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
March 23, 2026

We have served as the Company’s auditor since 2012.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$142,951	$174,607
Natural gas	3,665	(2,213)
Natural gas liquids	18,346	20,822
Total oil, natural gas and natural gas liquids sales	164,962	193,216
Other	1,081	677
Total operating revenues	166,043	193,893

Operating expenses:
Production:
Lease operating	44,804	45,275
Workover and other	6,454	5,215
Taxes other than income	9,842	11,238
Gathering and other	43,742	54,117
General and administrative	14,622	18,356
Depletion, depreciation and accretion	52,144	52,926
Asset impairment	1,072	18,511
Total operating expenses	172,680	205,638
Loss from operations	(6,637)	(11,745)

Other income (expenses):
Net gain on derivative contracts	45,263	2,308
Interest expense and other	(26,747)	(14,956)
Loss on extinguishment of debt	—	(7,489)
Total other income (expenses)	18,516	(20,137)
Income (loss) before income taxes	11,879	(31,882)
Income tax benefit (provision)	—	—
Net income (loss)	$11,879	$(31,882)
Preferred dividends	(48,706)	(32,219)
Net loss available to common stockholders	$(36,827)	$(64,101)

Net loss per share of common stock:
Basic	$(2.24)	$(3.90)
Diluted	$(2.24)	$(3.90)
Weighted average common shares outstanding:
Basic	16,457	16,457
Diluted	16,457	16,457

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$27,965	$19,712
Accounts receivable, net	12,071	26,298
Assets from derivative contracts	16,145	6,969
Restricted cash	91	91
Prepaids and other	892	982
Total current assets	57,164	54,052
Oil and natural gas properties (full cost method):
Evaluated	890,050	816,186
Unevaluated	48,025	49,091
Gross oil and natural gas properties	938,075	865,277
Less - accumulated depletion	(547,982)	(497,272)
Net oil and natural gas properties	390,093	368,005
Other operating property and equipment:
Other operating property and equipment	4,678	4,663
Less - accumulated depreciation	(2,807)	(2,455)
Net other operating property and equipment	1,871	2,208
Other noncurrent assets:
Assets from derivative contracts	7,350	4,052
Operating lease right of use assets	840	453
Other assets	3,360	2,278
Total assets	$460,678	$431,048

Current liabilities:
Accounts payable and accrued liabilities	$39,734	$52,682
Liabilities from derivative contracts	633	12,330
Current portion of long-term debt	22,510	12,246
Operating lease liabilities	764	406
Total current liabilities	63,641	77,664
Long-term debt, net	180,955	145,535
Other noncurrent liabilities:
Liabilities from derivative contracts	1,692	6,954
Asset retirement obligations	20,837	19,156
Operating lease liabilities	104	84
Commitments and contingencies (Note 10)
Temporary equity:
Redeemable convertible preferred stock: 138,000 shares
of $0.0001 par value authorized, issued and outstanding as of
December 31, 2025 and 2024	226,241	177,535
Stockholders' (deficit) equity:
Common stock: 100,000,000 shares of $0.0001 par value authorized;
16,456,563 shares issued and outstanding as of December 31, 2025 and 2024	2	2
Additional paid-in capital	240,202	288,993
Accumulated deficit	(272,996)	(284,875)
Total stockholders' (deficit) equity	(32,792)	4,120
Total liabilities, temporary equity and stockholders' (deficit) equity	$460,678	$431,048

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	(Deficit) Equity
Balances at December 31, 2023	16,457	$2	$321,012	$(252,993)	$68,021
Net loss	—	—	—	(31,882)	(31,882)
Deemed dividends for preferred stock	—	—	(32,219)	—	(32,219)
Stock-based compensation	—	—	200	—	200
Balances at December 31, 2024	16,457	2	288,993	(284,875)	4,120
Net income	—	—	—	11,879	11,879
Deemed dividends for preferred stock	—	—	(48,706)	—	(48,706)
Stock-based compensation and other	—	—	(85)	—	(85)
Balances at December 31, 2025	16,457	$2	$240,202	$(272,996)	$(32,792)

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$11,879	$(31,882)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and accretion	52,144	52,926
Asset impairment	1,072	18,511
Stock-based compensation, net	(109)	152
Unrealized gain on derivative contracts	(29,433)	(11,116)
Amortization/accretion of financing related costs	1,569	6,418
Loss on extinguishment of debt	—	7,489
Accrued settlements on derivative contracts	(1,833)	403
Change in fair value of embedded derivative liability	—	(2,084)
Other expense	358	324
Change in assets and liabilities:
Accounts receivable	14,459	(2,765)
Prepaids and other	91	(75)
Accounts payable and accrued liabilities	(11,107)	(2,946)
Net cash provided by operating activities	39,090	35,355

Cash flows from investing activities:
Oil and natural gas capital expenditures	(74,556)	(64,625)
Proceeds received from sales of oil and natural gas assets	—	7,015
Acquisition of oil and natural gas properties	—	(47)
Other operating property and equipment capital expenditures	(15)	(23)
Contract asset	—	(7,737)
Other	(380)	(26)
Net cash used in investing activities	(74,951)	(65,443)

Cash flows from financing activities:
Proceeds from borrowings	63,000	162,000
Repayments of borrowings	(16,971)	(200,109)
Payment of deferred financing costs	(1,915)	(8,400)
Proceeds from issuance of preferred stock	—	38,781
Other	—	—
Net cash provided by (used in) financing activities	44,114	(7,728)

Net increase (decrease) in cash, cash equivalents and restricted cash	8,253	(37,816)

Cash, cash equivalents and restricted cash at beginning of period	19,803	57,619
Cash, cash equivalents and restricted cash at end of period	$28,056	$19,803

Supplemental cash flow information:
Cash paid for interest	$27,230	$22,317

Disclosure of non-cash investing and financing activities:
Asset retirement obligations	$598	$707
Capital expenditures in accrued liabilities and accounts payable	(2,237)	(7,526)
Deemed dividends on Series A preferred stock	48,706	32,219

The accompanying notes are an integral part of these consolidated financial statements.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Liquidity and Capital Resources

The Company has incurred significant net losses available to common stockholders in recent years driven by primarily by deemed dividends on preferred stock resulting an accumulated deficit of $273.0 million and total stockholders’ deficit of $32.8 million as of December 31, 2025. For the years ended December 31, 2025 and 2024, the Company generated $39.1 million and $35.4 million, respectively, of cash flows from operating activities. As of December 31, 2025, the Company had cash and cash equivalents of $28.0 million. Historically, the Company has funded its operations principally through the sales of its oil, natural gas and NGLs production, issuance of preferred equity securities, debt financing and divestiture proceeds.

The Company’s financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s cash and cash equivalents will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these financial statements.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheets included in “Cash and cash equivalents” and “Restricted cash” reconcile to the Company’s consolidated statements of cash flows as follows:

	2025	2024

Cash and cash equivalents	$27,965	$19,712
Restricted cash	91	91
Total cash, cash equivalents and restricted cash	$28,056	$19,803

Restricted cash consists primarily of funds to collateralize company credit cards.

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

Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company reviews its unevaluated properties at the end of each quarter to determine whether the costs incurred should be transferred to the full cost pool and thereby subject to amortization. Investments in unevaluated oil and natural gas properties and exploration and development projects for which depletion expense is not currently recognized, and for which exploration or development activities are in progress, qualify for interest capitalization. The Company determines capitalized interest, when applicable, by multiplying the Company’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred that were excluded from the full cost pool; however, the amount of capitalized interest cannot exceed the amount of gross interest expense incurred in any given period. The Company’s accounting policy on the capitalization of interest establishes thresholds for the determination of a development project for the purpose of interest capitalization. The Company did not capitalize any interest for the years ended December 31, 2025 and 2024.

Additionally, the Company assesses all properties classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group, if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and natural gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts from its oil and natural gas purchasers. In 2025 and 2024, two individual purchasers of the Company’s production, Western Refining Company L.P. and Sunoco Inc., each accounted for more than 10% of total sales for the year, collectively representing 83% and 86% of its total sales, respectively.

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

At December 31, 2025, the Company’s exposure to credit risk under its derivative contracts is currently limited to two counterparties – a major financial institution that is a lender under the 2024 Amended Term Loan Agreement (as defined in Note 6, “Debt”) and a large multi-strategy alternative investment manager, both of which have investment

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

grade credit ratings. The Company has master netting agreements with both counterparties which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ARO liabilities in “Depletion, depreciation and accretion” expense in the consolidated statements of operations. The additional capitalized costs are depreciated on a unit-of-production basis.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the income tax rate reconciliation and income taxes paid. ASU 2023-09 requires an entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories, with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign, and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in ASU 2023-09 prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The requirements of ASU 2023-09 are disclosure-related and did not have an impact on the Company’s consolidated financial position or results of operations. See Note 13, “Income Taxes” for the updated income tax disclosures resulting from the adoption of ASU 2023-09.

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

The table below summarizes the Company’s leases for the periods indicated (in thousands, except years and discount rate):

	Years Ended December 31,
	2025		2024
Lease cost
Operating lease costs	$719		$668
Short-term lease costs	4,088		4,319
Total lease costs	$4,807		$4,987

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$729		$688
Weighted-average remaining lease term - operating leases	1.2	years	1.0	years
Weighted-average discount rate - operating leases	12.35%		12.17%

The “Operating lease right of use assets” outstanding on the consolidated balance sheet as of December 31, 2025 and 2024 resulted from two operating leases initially entered into during the year ended December 31, 2023 with lease terms at inception of 1.9 years and 2.7 years. Both operating leases were extended during 2025 with one lease having an

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

extension of 18 months with an effective date of June 27, 2025 and the other extended for 12 months beyond its original expiration of July 1, 2026.

Future minimum lease payments associated with the Company’s non-cancellable operating leases for office space and equipment as of December 31, 2025, are presented in the table below (in thousands):

December 31, 2025
2026	$829
2027	107
Total operating lease payments	936
Less: discount to present value	(68)
Total operating lease liabilities	868
Less: current operating lease liabilities	764
Noncurrent operating lease liabilities	$104

4. OPERATING REVENUES

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

Since the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers of $8.5 million and $23.5 million as of December 31, 2025 and 2024, respectively, as “Accounts receivable, net” on the consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consisted of the following (in thousands):

	2025	2024

Subject to depletion	$890,050	$816,186
Not subject to depletion:
Other capital costs:
Incurred in 2024	1	1
Incurred in 2023	31	31
Incurred in 2022 and prior(1)	47,993	49,059
Total not subject to depletion	48,025	49,091
Gross oil and natural gas properties	938,075	865,277
Less accumulated depletion	(547,982)	(497,272)
Net oil and natural gas properties	$390,093	$368,005
(1)	In 2019, with the adoption of fresh-start accounting, the Company’s unevaluated properties were recorded at fair value.

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and natural gas reserves (including such costs as leasehold acquisition costs, geological expenditures, treating equipment and gathering support facilities costs, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and natural gas properties when incurred. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period. Depletion expense was $50.7 million and $51.3 million for the years ended December 31, 2025 and 2024, respectively. Depletion expense is recorded in “Depletion, depreciation and accretion” in the Company’s consolidated statements of operations.

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

The ceiling test value of the Company’s reserves was calculated based on the following prices:

	West Texas Intermediate (per barrel) (1)	Henry Hub (per MMBtu) (1)
December 31, 2025	$66.01	$3.39
December 31, 2024	76.32	$2.13
(1)	Unweighted average of the first day of the 12-months ended spot price, adjusted by lease or field for quality, transportation fees, and regional price differentials.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's net book value of oil and natural gas properties for both 2025 and 2024 did not exceed the ceiling amount. Changes in commodity prices, production rates, levels of reserves, future development costs, transfers of unevaluated properties to the full cost pool, capital spending, and other factors will determine the Company’s ceiling test calculation and impairment analyses in future periods.

West Quito Divestiture

On December 18, 2025, the Company entered into an agreement of sale and purchase with MCM Delaware Resources, LLC (“MCM”) (the “West Quito Divestiture Agreement”) to sell substantially all of its oil and natural gas properties and related assets in the West Quito Draw area located in the Southern Delaware Basin in Ward County, Texas for a total sales price of approximately $62.6 million, subject to adjustment for accounting between the effective date of December 1, 2025 and the closing date and other customary adjustments (the “West Quito Divestiture”).

6. DEBT

As of December 31, 2025 and 2024, the Company’s debt consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Term loan credit facility	$208,125	$162,000
Other	10	106
Total debt (Face Value)	208,135	162,106
Less:
Current Portion of Long-Term Debt(1)	(22,510)	(12,246)
Other(2)	(4,670)	(4,325)
Long-Term Debt, net	$180,955	$145,535
(1)	Amounts primarily reflect payments due of $22.5 million and $12.2 million under the Company’s 2024 Amended Term Loan Agreement due within one year as of December 31, 2025 and December 31, 2024, respectively.
(2)	Amounts primarily reflect unamortized discount and debt issuance costs of approximately $4.7 million and $4.3 million at December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, we recorded, on a straight-line basis, approximately $1.6 million and $6.4 million, respectively, in interest expense reflecting the amortization/accretion of deferred financing costs and debt discount.

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

On November 12, 2025, the Company entered into the Second Amendment to the Second Amended and Restated Senior Secured Credit Agreement (the “Second Amendment”), effective November 12, 2025, which amended the Applicable Margin (as defined in the 2024 Amended Term Loan Agreement) to be the rate per annum set forth below under the caption “SOFR Loans Spread” or “ABR Loans Spread”, as the case may be, based on the Total Net Leverage Ratio; provided that (a) until the Adjustment Date (the date of delivery of financial statements pursuant to the 2024 Amended Term Loan Agreement) following the Second Amendment effective date, the Applicable Margin shall be the applicable rate per annum set forth below in Category 1 and (b) the Applicable Margin shall be the applicable rate per annum set forth in Category 4 below at any time that an Event of Default (as defined in the 2024 Amended Term Loan Agreement) exists:

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

The Second Amendment provides that the Borrower shall not permit the Total Net Leverage Ratio, as of the last day of each fiscal quarter (commencing with the fiscal quarter ending March 31, 2025), to be greater than the levels set forth

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

in the following table for the applicable quarter:

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

The Second Amendment was accounted for as a debt modification in accordance with applicable accounting guidance.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, upon closing of the West Quito Divestiture, the Company made a mandatory prepayment of $40.0 million on February 24, 2026.

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

●	Asset Coverage Ratio not to fall below 1.85x as of December 31, 2025 through and including December 31, 2026 and 2.00x for each fiscal quarter thereafter (see above), determined as of the last day of each fiscal quarter;
●	Total Net Leverage Ratio not to exceed 3.20x as of December 31, 2025 and not to exceed the levels set forth in the table above for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Current Ratio not to fall below 1.00x, determined on the last day of each calendar month commencing with the calendar month ending March 31, 2025; and
●	Liquidity not to fall below the greater of (x) $10,000,000 and (y) the amount equal to the scheduled principal and interest payments for the immediately succeeding three-month period, determined as of the last day of any fiscal quarter.

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

In conjunction with entering into the 2024 Term Loan Agreement, the Company agreed to pay an exit fee equal to the amount resulting from multiplying 3.50% by the difference, if any, of (x) Total proved developed producing (“PDP”) PV-10 (the “PDP PV-10”) as of the date that is the earlier of (i) Payment in Full, (ii) the Maturity Date, or (iii) the loans and other obligations otherwise becoming immediately due and payable pursuant to Section 10.02 of the 2024 Term Loan Agreement (including whether, in the case of clauses (i) or (iii), such Payment in Full or acceleration, respectively, may be made in connection with a refinancing transaction or a disposition of all or substantially all of the assets of the Company) (such earlier date, the “Exit Fee Determination Date”), less (y) the Total PDP PV-10 reflected in the Initial Reserve Report (as defined in the 2024 Term Loan Agreement) (the “Exit Fee”). Upon evaluation of the payoff profiles associated with the Exit Fee, the Company concluded that such embedded features resulting from the application of this fee were not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement and at December 31, 2025. Refer to Note 7, “Fair Value Measurements,” for a discussion of the valuation approach used and the significant inputs to the valuation for the Exit Fee derivative.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities

Aggregate debt maturities under the 2024 Amended Term Loan Agreement due in future years as of December 31, 2025 are as follows (in thousands):

	Term Loan Credit Facility(1)	Other	Total
2026	$22,500	$10	$22,510
2027	22,500	—	22,500
2028	163,125	—	163,125
Total	$208,125	$10	$208,135
(1)	Required quarterly debt maturities payments in the aggregate principal amount are $22.5 million in each of 2026 and 2027, $16.9 million in 2028 and a final payment at maturity on December 26, 2028 of $146.2 million. The final payment at maturity on December 26, 2028 decreased to $106.2 million subsequent to the $40.0 million prepayment of debt upon closing of the West Quito Divestiture on February 24, 2026.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$23,495	$—	$23,495

Liabilities
Liabilities from derivative contracts	$—	$2,325	$—	$2,325

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$11,021	$—	$11,021

Liabilities
Liabilities from derivative contracts	$—	$19,284	$—	$19,284

Derivative contracts listed above as Level 2 include fixed-price swaps, collars, puts, calls, basis swaps and WTI NYMEX rolls that are carried at fair value. The Company records the net change in the fair value of these positions in “Net gain on derivative contracts” in the Company’s consolidated statements of operations. The Level 2 observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 8, “Derivative and Hedging Activities,” for additional discussion of derivatives.

The Company’s derivative contracts are with a major financial institution and a large multi-strategy alternative investment manager, both of which have investment grade credit ratings and are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance.

As discussed in Note 6, “Debt,” the Company evaluated the 2024 Amended Term Loan Agreement and identified the Exit Fee to be an embedded derivative not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement and at December 31, 2025. The fair value of the Exit Fee derivative will be subsequently remeasured each reporting period with fair value changes recorded in “Interest expense and other” on the consolidated statement of operations. The valuation of the Exit Fee derivative included significant inputs such as the timing of potential exit scenarios, forward NYMEX strip pricing, forecasted capital and other expenditures and discount rates. The fair value of the Exit Fee derivative is classified as Level 3 in the fair value hierarchy.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

management’s expectation of future cost environments; and therefore, the Company has designated these liabilities as Level 3. See Note 9, “Asset Retirement Obligations,” for a reconciliation of the beginning and ending balances of the liability for the Company’s AROs.

8. DERIVATIVE AND HEDGING ACTIVITIES

The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk and interest rate risk. In accordance with the Company’s policy and the requirements under the 2024 Amended Term Loan Agreement, it generally hedges a substantial, but varying, portion of anticipated oil and natural gas production for future periods. Derivatives are carried at fair value on the consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the consolidated statements of operations for the period in which the change occurs. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net gain on derivative contracts” on the consolidated statements of operations. The Company’s hedge policies and objectives may change significantly as its operational profile changes. The Company does not enter into derivative contracts for speculative trading purposes.

The Company’s purchaser, gathering and/or processing, or transportation contracts have no net settlement provisions and no market mechanism to facilitate net settlement. As such, those contracts qualify for the normal purchase and normal sale exception under ASC 815. It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of December 31, 2025, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s 2024 Amended Term Loan Agreement.

The Company’s crude oil and natural gas derivative positions at any point in time may consist of fixed-price swaps, costless put/call collars, basis swaps and WTI NYMEX rolls further described as follows:

●	Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas.
●	Costless collars consist of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price and are generally utilized less frequently by the Company than fixed-price swaps.
●	Basis swaps effectively lock in a price differential between regional prices (i.e. Midland) where the product is sold and the relevant pricing index under which the oil production is hedged (i.e. Cushing).
●	WTI NYMEX roll agreements account for pricing adjustments to the trade month versus the delivery month for contract pricing.

The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets (in thousands):

	Years Ended December 31,			Years Ended December 31,
Balance sheet location	2025	2024	Balance sheet location	2025	2024
Current assets	$16,145	$6,969	Current liabilities	$(633)	$(12,330)
Other noncurrent assets	7,350	4,052	Other noncurrent liabilities	(1,692)	(6,954)
	$23,495	$11,021		$(2,325)	$(19,284)

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s consolidated statements of operations (in thousands):

	Location of gain or (loss)
	on derivative contracts on	Years Ended December 31,
Type	Statement of Operations	2025	2024
Commodity contracts:
Unrealized gain (loss)	Other income (expenses)	$29,433	$11,116
Realized gain (loss)	Other income (expenses)	15,830	(8,808)
Total net gain (loss)		$45,263	$2,308

At December 31, 2025, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2026	2027	2028	2029
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	1,361,328	943,447	750,020	299,544
Weighted average price	$64.05	$62.01	$62.37	$61.40
Two-way collar:
Total volumes (Bbls)	—	—	41,678	131,099
Weighted average price (call)	$—	$—	$62.35	$63.15
Weighted average price (put)	$—	$—	$59.00	$59.00
Basis swap:
Total volumes (Bbls)	1,459,912	980,339	692,020	140,544
Weighted average price	$0.50	$0.55	$0.66	$0.68
WTI NYMEX roll:
Total volumes (Bbls)	1,459,912	980,339	692,020	140,544
Weighted average price	$0.03	$(0.04)	$(0.23)	$(0.29)
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	1,098,125	1,124,485	2,010,469	527,049
Weighted average price	$3.97	$3.74	$3.36	$3.84
Two-way collar:
Total volumes (MMBtu)	1,779,970	531,127	1,083,731	1,080,235
Weighted average price (call)	$5.05	$4.86	$4.10	$3.89
Weighted average price (put)	$3.53	$3.19	$3.34	$2.87
Basis swap:
Total volumes (MMBtu)	2,903,175	2,159,284	2,550,400	527,049
Weighted average price	$(0.89)	$(0.84)	$(0.86)	$(0.89)

The Company presents the fair value of its derivative contracts at the gross amounts in the consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at December 31, 2025 and 2024 (in thousands):

	Assets from Derivative Contracts		Liabilities from Derivative Contracts
	Years Ended December 31,		Years Ended December 31,
Offsetting of Derivative Assets and Liabilities	2025	2024	2025	2024

Gross amounts recognized in the Consolidated Balance Sheet	$23,495	$11,021	$(2,325)	$(19,284)
Amounts not offset in the Consolidated Balance Sheet	(2,325)	(11,021)	2,325	11,021
Net amount	$21,170	$—	$—	$(8,263)

The Company enters into an International Swap Dealers Association Master Agreement (“ISDA”) with each counterparty prior to a derivative contract with such counterparty. The ISDA is a standard contract that governs all derivative contracts entered into between the Company and the respective counterparty. The ISDA allows for offsetting

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded the following activity related to its ARO liability (inclusive of the current portion) (in thousands):

	For the Years Ended December 31,
	2025	2024
Asset retirement obligations at beginning of the period	$19,156	$17,458
Accretion expense	1,083	991
Liabilities incurred	118	223
Revisions to estimate	480	484
Asset retirement obligations at end of period	20,837	19,156
Less: current asset retirement obligations	—	—
Long-term asset retirement obligations at the end of the period	$20,837	$19,156

10. COMMITMENTS AND CONTINGENCIES

Commitments

In May 2022, the Company entered into a joint venture agreement to develop a strategic acid gas treatment and carbon sequestration facility and entered into a gas treating agreement. The Company had a minimum volume commitment of 20,000 Mcf per day under the gas treating agreement, with certain rollover rights and start-up flexibility, for an initial term of five years from the in-service date of the facility. Under the gas treating agreement, the Company paid a treating rate that varied based on volumes delivered to the facility. The gas treating agreement was terminated on January 19, 2026. For additional information on this joint venture, see Note 15, “Additional Financial Information.”

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of December 31, 2025, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

11. REDEEMABLE CONVERTIBLE PREFERRED STOCK

The table below summarizes the Company’s Redeemable Convertible Preferred Stock issuances as of December 31, 2025:

Preferred Stock (1)	Issuance Date	Shares	Conversion Price	Net Equity Recorded (2) (in thousands)	Cumulative Non-cash Deemed Dividends (2) (in thousands)	Total Net Equity & Cumulative Deemed Dividends (in thousands)	Initial Deemed Dividend Date
Series A	March 28, 2023	25,000	$9.03	$23,541	$22,745	$46,286	March 31, 2023
Series A-1	September 6, 2023	38,000	$7.63	36,941	28,693	65,634	September 30, 2023
Series A-2	December 15, 2023	35,000	$6.21	34,006	23,902	57,908	December 31, 2023
Series A-3	March 27, 2024	20,000	$6.83	19,397	9,092	28,489	March 31, 2024
Series A-4	May 13, 2024	20,000	$6.42	19,385	8,539	27,924	June 30, 2024
		138,000		$133,270	$92,971	$226,241
(1)	At the option of the Company, Series A through A-4 receive either annual dividends paid in cash at a fixed rate of 14.5% or accrued annually at a fixed PIK rate of 16.0%.
(2)	The preferred stock is originally recorded net of original issue discount and accrued offering costs as mezzanine equity (temporary equity) and subsequently PIK dividends and non-cash deemed dividends are recorded to increase the carrying value of the preferred stock to its redemption amount.

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

The Company paid-in-kind its dividend on the preferred stock of $48.7 million and $31.0 million for the years ended December 31, 2025 and 2024, respectively. The carrying value of the preferred stock, inclusive of PIK dividends, is approximately $226.2 and $177.5 million for the years ended December 31, 2025 and 2024, respectively. PIK dividends are recognized first using the dividend date fair value and then adjusted to redemption value as long as the redemption value exceeds the initial dividend date fair value.

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

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

12. STOCKHOLDERS’ (DEFICIT) EQUITY

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

Incentive Plans

The Company’s board of directors adopted the 2020 Long-Term Incentive Plan (the “Plan”), as amended in 2021, in which an aggregate of approximately 1.8 million shares of the Company’s common stock were available for grant pursuant to awards under the Plan. As of December 31, 2025, a maximum of 1.3 million shares of the Company’s common stock remained reserved for issuance under the Plan. For the years ended December 31, 2025 and 2024, the Company recognized an expense of less than $0.1 million and approximately $0.2 million, respectively, related to stock-based compensation awards granted to employees and directors, primarily related to restricted stock unit grants. Stock-based compensation is recorded as a component of “General and administrative” on the consolidated statements of operations.

Restricted Stock Units

From time to time, the Company grants shares of restricted stock units (“RSUs”) under the Plan to employees of the Company. Under the Plan, employee RSUs will vest and convert to shares typically in equal amounts over a three or four year vesting period from the date of the grant, depending on award, or when the performance or market conditions

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

described below occur. At December 31, 2025, the Company had no unrecognized compensation expense of unrecognized compensation expense related to non-vested RSU awards. At December 31, 2024, the Company had less than $0.1 million of unrecognized compensation expense related to non-vested RSU awards to be recognized over a weighted average period of 0.1 years.

The following table sets forth the restricted stock unit transactions for the periods indicated:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value(1) (In thousands)
Unvested outstanding shares at December 31, 2024	147,037	$12.90	$192
Granted	—	—
Vested	—	—
Forfeited	(111,618)	13.22
Unvested outstanding shares at December 31, 2025	35,419	$—	$—
(1)	The intrinsic value of restricted stock was calculated as the closing market price on December 31, 2025 and 2024 of the underlying stock multiplied by the number of restricted shares that would be issuable. There were no shares vested during the year ended December 31, 2025.
(2)	Unvested outstanding shares at December 31, 2025 are performance-based RSUs that will vest in full only upon achievement of certain business combination goals, as defined in the awards agreements. The aggregate grant date fair value of these RSUs was $0.4 million. As of December 31, 2025, no expense had been recognized for these awards as a business combination, as defined in the award agreements, had not been consummated.

Equity Grant Units

During September and November 2024, the Company issued in aggregate 229,023 equity grant units (“EGUs”) to Company executives and certain eligible employees. Each EGU represented the right to receive a cash payment equivalent to the value of a share of the Company’s common stock upon the closing of a change of control event. In March 2025, all outstanding EGU awards were rescinded and cancelled. The Company did not record any expense related to the EGUs during the year ended December 31, 2025.

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

At December 31, 2025, the Company had 106,257 options outstanding (three equal tranches of 35,419 options at exercise prices of $18.91, $28.23, and $37.83 per share) with a weighted average exercise price of $28.32 per share and an expiration date of February 20, 2027. As of December 31, 2025, no options were either exercisable nor had intrinsic value due to service performance conditions and/or based on the exercise price of the option exceeding the closing market price. The weighted average remaining contractual life at December 31, 2025 was approximately 1.1 years. There is no unrecognized compensation expense remaining as the stock options were fully expensed as of December 31, 2025.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES

Income tax benefit (provision) for the indicated periods is comprised of the following (in thousands):

Years Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—
Total income tax benefit (provision)	$—	$—

The actual income tax benefit (provision) differs from the expected income tax benefit (provision) as computed by applying the United States federal corporate income tax rate of 21% for the year ended December 31, 2025:

	Amount (in thousands)	Percent
U.S. Federal Statutory Rate	$2,495	21.00%

State & Local Income Taxes, Net of Federal Income Tax Effect
State income taxes - Other, Net	—	0.00%
State Change in Valuation Allowance	—	0.00%
State income taxes - 2024 Return to Provision	—	0.00%

Changes in Valuation Allowances	(1,034)	(8.70)%
Nontaxable or Nonductible Items
Percentage Depletion in Excess of Basis	—	0.00%
Federal RTP - Capital Loss Utilized	(1,473)	(12.40)%
Other, net	12	0.10%
Effective Tax Rate	$—	0.00%

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the actual income tax benefit (provision) to the expected income tax benefit (provision) as computed by applying the U.S. federal corporate income tax rate of 21% for the period presented (in thousands):

	Years Ended December 31, 2024
Expected tax benefit (provision)	$	6,695
Change in valuation allowance and related items		107,573
Permanent adjustments		(6)
Net operating loss write-off Section 382		(785)
Non-deductible compensation		—
Capital loss carryover expiration		(113,940)
Merger transaction costs		541
Other		(78)
Total income tax benefit (provision)	$	—

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred income tax assets (liabilities) recognized are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred noncurrent income tax assets:
Net operating loss carry-forwards	$203,791	$188,971
Built in loss adjustment Section 382	693	693
Capital loss carryforward	—	—
Stock-based compensation expense	1,733	1,723
Asset retirement obligations	4,376	4,023
Book-tax differences in property basis	80,228	93,974
Unrealized hedging transactions	—	1,735
Disallowed interest Section 163(j)	28,811	25,011
Embedded derivative liability	—	—
Operating lease liability	182	103
Amortization of debt issuance costs	1,226	—
Loss on extinguishment of debt	1,573	1,573
Other	450	703
Gross deferred noncurrent income tax assets	323,063	318,509
Valuation allowance	(316,411)	(317,445)
Deferred noncurrent income tax assets	$6,652	$1,064

Deferred noncurrent income tax liabilities:
Basis difference in debt	$(615)	$(615)
Investment in unconsolidated subsidiary	(270)	(270)
Amortization of debt issuance costs	—	(84)
Embedded derivative liability	(1,145)	—
Unrealized hedging transactions	(4,446)	—
Lease right of use	(176)	(95)
Deferred noncurrent income tax liabilities	$(6,652)	$(1,064)
Net noncurrent deferred income tax assets (liabilities)	$—	$—

The amount of U.S. consolidated Net Operating Losses (“NOLs”) available as of December 31, 2025 after attribute reduction is estimated to be approximately $1.4 billion, but the amount after attribute reduction and the Section 382 limitation is $970.4 million. Of this amount, $88.9 million is subject to the 20-year carryforward period and will expire in 2037. The remaining $881.5 million may be carried forward indefinitely but is in part subject to a Section 382 limitation.

The Company assesses the recoverability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers all available evidence (both positive and negative) in determining whether a valuation allowance is required. The Company evaluated possible sources of taxable income that may be available to realize the benefit of deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies in making this assessment. As a result of the Company’s analysis, it was concluded that as of December 31, 2025, a valuation allowance should continue to be applied against the Company’s net deferred tax asset. The Company recorded a valuation allowance as of December 31, 2025 of $316.4 million, a decrease of $1.0 million from December 31, 2024. The Company will continue to monitor facts and circumstances in the reassessment of the likelihood that operating loss carryforwards, credits and other deferred tax assets will be utilized.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company has no unrecognized tax benefits for the year ended December 31, 2025 and 2024. Accordingly, there is no amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there is no amount of interest or penalties currently recognized in the consolidated statements of operations in “Interest expense and other” or consolidated balance sheets as of December 31, 2025 and 2024. In addition, the Company does not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Generally, the Company’s income tax years 2021 through 2025 remain open for federal purposes and are subject to examination by Federal tax authorities. The Company's income tax returns are also subject to audit by the tax authorities in Louisiana, Mississippi, North Dakota, Oklahoma, Texas, Pennsylvania, Ohio and certain other state taxing jurisdictions where the Company has, or previously had, operations. In certain jurisdictions the Company operates through more than one legal entity, each of which may have different open years subject to examination. The open years for state purposes can vary from the normal three-year statue expiration period for federal purposes.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cust and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented through 2027. These provisions had no impact on the Company’s consolidated financial statements for the year ended December 31, 2025. The Company is evaluating the impact of provisions required at future dates but does not expect such to have a material impact on its results of operations, cash flows or financial condition.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024
Basic:
Net income (loss)	$11,879	$(31,882)
Less: Preferred stock dividend	(48,706)	(32,219)
Net (loss) income available to common stockholders	$(36,827)	$(64,101)
Weighted average basic number of common shares outstanding basic	16,457	16,457
Basic net (loss) income per share of common stock	$(2.24)	$(3.90)

Diluted:
Net (loss) income available to common stockholders basic	$(36,827)	$(64,101)
Net (loss) income available to common stockholders diluted	$(36,827)	$(64,101)
Weighted average basic number of common shares outstanding	16,457	16,457
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options	Anti-dilutive	Anti-dilutive
Vesting of restricted stock units	Anti-dilutive	Anti-dilutive
Weighted average diluted number of common shares outstanding diluted	16,457	16,457
Diluted net income (loss) per share of common stock	$(2.24)	$(3.90)

For the year ended December 31, 2025, common stock equivalents, including stock options and certain restricted stock units, totaling 0.1 million weighted-average shares were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the year ended December 31, 2024, common stock equivalents, including stock options and certain restricted stock units, totaling 0.2 million weighted-average shares were anti-dilutive and not included in the computation of diluted earnings per share of common stock. Additionally, the Company also has less than 0.1 million restricted stock units that vest only upon achievement of certain business combination goals as further described in Note 12, “Stockholder’s Equity”.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands) for the periods presents:

	2025	2024
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$8,468	$23,516
Joint interest accounts	1,383	2,140
Other	2,220	642
	$12,071	$26,298
Prepaids and other:
Prepaids	$621	$572
Funds in escrow	171	349
Other	100	61
	$892	$982
Other assets (Non-current):
Investment in unconsolidated affiliate	$—	$940
Funds in escrow	599	578
Other	2,761	760
	$3,360	$2,278
Accounts payable and accrued liabilities:
Trade payables	$12,629	$15,663
Accrued oil and natural gas capital costs	5,685	7,800
Revenues and royalties payable	10,901	19,816
Accrued interest expense	67	330
Accrued employee compensation	385	1,472
Accrued lease operating expenses	8,000	7,597
Other	2,067	4
	$39,734	$52,682

Investment in Unconsolidated Affiliate. In May 2022, the Company entered into a joint venture with Caracara Services, LLC (“Caracara”) to develop an acid gas treatment facility to remove hydrogen sulfide and carbon dioxide from its produced natural gas. Caracara provided the initial capital for the construction of the treatment facility. The Company contributed certain full cost pool assets to the related party joint venture in a non-cash exchange for a retained 5% equity interest in Wink Amine Treater, LLC (“WAT”), an unconsolidated subsidiary. For accounting purposes, since the Company does not control the key activities (e.g. operating and maintaining the facility) which most significantly impact economic performance, the Company is not the primary beneficiary of WAT. Accordingly, the Company accounted for its investment in WAT (a related party) using the equity method of accounting based on its ability to exercise significant influence, but not control, over the key activities of the joint venture. During the fourth quarter of 2025, as a result of the AGI Facility’s continued shut-down, the Company concluded that the fair value of its equity method investment in WAT was less than the carrying value of the investment in unconsolidated affiliate asset recorded on the consolidated balance sheet and recorded an impairment of $1.1 million to reduce the carrying value of the investment in unconsolidated affiliate asset to zero as of December 31, 2025. For more information related to this joint venture, see Note 10, “Commitments and Contingencies”.

BATTALION OIL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Certain income statement amounts are comprised of the following (in thousands) for the periods presents:

	December 31, 2025	December 31, 2024
Interest expense and other
Interest expense	$28,835	$29,009
Interest income	(2,260)	(2,122)
Mark-to-market of derivatives - change of control call option	—	(2,084)
Merger Termination Payment	—	(10,000)
Other	172	153
	$26,747	$14,956

16. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of issuance of these financial statements and there have been no events subsequent to December 31, 2025, other than those items disclosed below, that would require additional adjustments to or disclosure in our financial statements during the period.

Pursuant to the West Quito Divestiture Agreement, on February 24, 2026, the Company completed the closing of the West Quito Divestiture and MCM acquired from the Company approximately 7,600 gross (6,100 net) acres of leasehold interests in the West Quito Draw area, including production from interests in producing wells, for net proceeds of approximately $60.1 million, reflecting adjustment for accounting effective date of December 1, 2025 and other customary adjustments. The Company will not record a gain or loss related to the divestiture as it was not significant to the full cost pool. Subsequent to closing, the Company used $45.6 million of the net proceeds from closing to repay amounts outstanding under the 2024 Amended Term Loan Agreement on February 24, 2026 - $40.0 million pursuant to the Third Amendment and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026.

On February 24, 2026, the Company entered into the Limited Consent, Third Amendment to Second Amended and Restated Senior Secured Credit Agreement and First Amendment to Fee Letter (the “Third Amendment”) to the 2024 Amended Term Loan Agreement. Pursuant to the Third Amendment, among other changes specified therein, (a) the lenders consented to the transactions contemplated by the West Quito Divestiture sale agreement; and (b) the Company was required, upon receipt of the net cash proceeds from the West Quito Divestiture, to prepay the outstanding principal amount of the 2024 Amended Term Loan Agreement borrowings in an aggregate amount equal to $40.0 million. The Company may retain the remaining net cash proceeds received from the West Quito Divestiture, subject to certain reinvestment requirements, set forth in the Third Amendment.

On March 3, 2026, the Company entered into a definitive agreement to sell in a private placement to an institutional investor 1,800,000 shares of its common stock and 927,273 prefunded warrants for the purchase of common stock at $5.50 per share for total proceeds of $15.0 million. The offering closed on March 4, 2026, on satisfaction of customary closing conditions.

On March 10, 2026, the Company entered into a purchase and sale agreement to acquire certain oil and natural gas assets, comprising 7,090 net acres located in Ward County, Texas, from RoadRunner Resource Holding LLC (formerly, Sundown Energy LP) (“RoadRunner”), effective March 1, 2026, in an all-stock transaction. Under the terms of the agreement, and upon closing on March 19, 2026, the Company issued 485,000 shares of its common stock to RoadRunner in exchange for the assets. The acquired acreage is directly adjacent to the Company’s existing Monument Draw acreage. The transaction is subject to customary post-closing adjustments and will be accounted for as an asset acquisition for the quarterly period ending March 31, 2026, allocating the relative amounts of the purchase price to proved and unproved oil and natural gas properties.

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

The proved reserves estimates reported herein for the years ended December 31, 2025 and 2024 have been independently evaluated by Netherland, Sewell & Associates, Inc. (“NSAI”), our independent reserve engineering firm. For additional information regarding estimates of proved reserves and other information about our oil and gas reserves, see Item 1. Business and the report of NSAI which is included as an Exhibit to this Annual Report on Form 10-K.

The following tables illustrate changes in the Company’s estimated net proved developed and proved undeveloped reserves for the periods indicated. The oil and natural gas liquids prices as of December 31, 2025 and 2024 are based on the respective 12-month unweighted average of the first of the month prices of the West Texas Intermediate spot price which equates to $66.01 per barrel and $76.32 per barrel, respectively. The natural gas prices as of December 31, 2025 and 2024 are based on the respective 12-month unweighted average of the first of the month prices of the Henry Hub spot price which equates to $3.39 per MMBtu and $2.13 per MMBtu, respectively. All prices are adjusted by lease or field for energy content, transportation fees, and market differentials. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States.

	Total Proved Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
Proved reserves, December 31, 2023	34,622	111,749	14,860	68,107
Extensions and discoveries	2,968	4,635	293	4,034
Production	(2,363)	(7,814)	(971)	(4,636)
Revision of previous estimates(1)	(442)	(3,157)	(1,589)	(2,558)
Proved reserves, December 31, 2024	34,785	105,413	12,593	64,947
Extensions and discoveries	1,196	3,106	373	2,087
Production	(2,251)	(7,451)	(922)	(4,415)
Revision of previous estimates(1)	(1,930)	(3,520)	(400)	(2,917)
Proved reserves, December 31, 2025	31,800	97,548	11,644	59,702

	Equivalent (Mboe)
	Proved	Proved
	Developed	Undeveloped	Total Proved
	Reserves	Reserves	Reserves
Proved reserves, December 31, 2023	40,129	27,978	68,107
Extensions and discoveries	—	4,034	4,034
Production	(4,636)	—	(4,636)
Transfers	2,951	(2,951)	—
Revision of previous estimates(1)	(2,140)	(418)	(2,558)
Proved reserves, December 31, 2024	36,304	28,643	64,947
Extensions and discoveries	25	2,062	2,087
Production	(4,415)	—	(4,415)
Transfers	5,489	(5,489)	—
Revision of previous estimates(1)	(1,754)	(1,163)	(2,917)
Proved reserves, December 31, 2025	35,649	24,053	59,702

	Proved Developed Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
December 31, 2025	17,119	65,488	7,615	35,649
December 31, 2024	17,661	64,361	7,916	36,304

	Proved Undeveloped Reserves
			Natural Gas
		Natural Gas	Liquids	Equivalent
	Oil (MBbls)	(MMcf)	(MBbls)	(MBoe)
December 31, 2025	14,681	32,060	4,029	24,053
December 31, 2024	17,124	41,052	4,677	28,643

(1)	Downward revisions for 2025 and 2024 of 2.9 MMBoe and 2.6 MMBoe, respectively, were primarily due to decreased pricing and changes in differentials, deducts and marketing expenses.

Year Ended December 31, 2025

At December 31, 2025, the Company’s proved developed reserves of 35.7 MMBoe decreased approximately 0.7 MMBoe from December 31, 2024 primarily as a result of negative revisions of 1.8 MMBoe and production of 4.4 MMBoe offset by PUD reserve development of 5.5 MMBoe.

At December 31, 2025, the Company’s estimated proved undeveloped (PUD) reserves of 24.1 MMBoe decreased approximately 4.6 MMBoe from December 31, 2024 as a result of extensions of 2.1 MMBoe primarily associated with infill drilling activity offset by the transfer of 5.5 MMBoe to proved developed producing reserves and downward revisions of 1.2 MMBoe due to decreased SEC prices. All of the Company’s PUD reserves are planned to be developed within five years from the date they were initially recorded. During 2025, approximately $61.7 million in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs.

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

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depletion, depreciation and accretion (in thousands):

	December 31, 2025	December 31, 2024
Evaluated oil and natural gas properties	$890,050	$816,186
Unevaluated oil and natural gas properties	48,025	49,091
	938,075	865,277
Accumulated depletion	(547,982)	(497,272)
	$390,093	$368,005

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows:

	Years Ended December 31,
	2025	2024

Property acquisition costs, proved	$—	$47
Property acquisition costs, unproved	—	—
Exploration and extension well costs	—	24,341
Development costs(1)	61,674	27,979
Total costs	$61,674	$52,367
(1)	Excludes $11.1 million and $5.5 million for the years ended December 31, 2025 and 2024, respectively, of development costs related to the Company’s treating equipment and gathering support facilities.

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

At December 31, 2025 and 2024, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month prices, except for volumes subject to fixed price contracts. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor.

The Standardized Measure is as follows:

	Years Ended December 31,
	2025	2024

	(In thousands)
Future cash inflows	$2,366,784	$2,835,559
Future production costs	(1,310,134)	(1,492,390)
Future development costs	(308,272)	(435,809)
Future income tax expense	(15,680)	(20,655)
Future net cash flows before 10% discount	732,698	886,705
10% annual discount for estimated timing of cash flows	(389,180)	(439,002)
Standardized measure of discounted future net cash flows	$343,518	$447,703

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure for the Company’s proved oil and natural gas reserves during each of the years in the two year period ended December 31, 2025:

	Years Ended December 31,
	2025	2024

	(In thousands)
Beginning of year	$447,703	$598,481
Sale of oil and natural gas produced, net of production costs	(75,827)	(98,327)
Sales of minerals in place	—	—
Extensions and discoveries	21,960	165,394
Changes in income taxes, net	2,581	3,964
Changes in prices and costs	(145,574)	(144,418)
Previously estimated development costs incurred	67,527	39,046
Net changes in future development costs	33,523	330
Revisions of previous quantities	(22,566)	(179,279)
Accretion of discount	45,850	61,324
Changes in production rates and other	(31,659)	1,188
End of year	$343,518	$447,703

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(f) and 15d-15(f), of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of our disclosure controls and procedures based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management has assessed our internal control over financial reporting as of December 31, 2025. The unqualified report of management thereon is included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 3, 2026, the Company entered into a definitive agreement to sell in a private placement to an institutional investor 1,800,000 shares of its common stock and 927,273 prefunded warrants for the purchase of common stock at $5.50 per share for total proceeds of $15.0 million. The offering closed on March 4, 2026, on satisfaction of customary closing conditions.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2025 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities	Weighted-Average	Equity Compensation
	to be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding	Outstanding Options and	Securities Reflected in
Plan Category	Options and Rights(A)(1)	Rights	Column(A))
Equity compensation plans approved by security holders.	—	$—	—
Equity compensation plans not approved by security holders(2)	141,676	28.32	1,310,648
	141,676	$28.32	1,310,648
(1)	Consists of 35,419 unvested RSUs and outstanding 106,257 stock options.
(2)	The formation of the plan was approved by the Bankruptcy Court upon confirmation of our Plan of Reorganization in 2019 and further approved by our board with an effective date of January 1, 2020.

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction 6 to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

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

4.2	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 9, 2026).
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

10.1.2

Second Amendment to Second Amended and Restated Senior Secured Credit Agreement dated as of November 12, 2025, by and among Battalion Oil Corporation, as holdings, Halcón Holdings LLC, as borrower, the subsidiary guarantors party thereto, Fortress Credit Corp., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1.2 of our Quarterly Report on Form 10-Q filed November 13, 2025).

10.1.3

Limited Consent and Third Amendment to Second Amended and Restated Senior Secured Credit Agreement dated as of February 24, 2026, by and among Battalion Oil Corporation, as holdings, Halcón Holdings LLC, as borrower, the subsidiary guarantors party thereto, Fortress Credit Corp., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 25, 2026).

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

10.12	†	Form of Nonqualified Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 31, 2020).
10.13	†	Form of Base Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed January 31, 2020).
10.14	†	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed January 31, 2020).
10.15	†	Form of M&A Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed January 31, 2020).
10.16	†	Form of Retention Letter Agreement (Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K filed March 31, 2025).
10.17	*	Agreement of Sale and Purchase, dated effective as of December 1, 2025, by and among certain subsidiaries of Battalion Oil Corporation and MCM Delaware Resources, LLC.
10.18		Securities Purchase Agreement, dated March 3, 2026 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 9, 2026).
10.19		Registration Rights Agreement, dated March 3, 2026 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 9, 2026).
10.20	*	Purchase and Sale Agreement, dated March 10, 2026, by and among Battalion Oil Corporation, Halcón Energy Properties, Inc. and RoadRunner Resource Holding LLC.
19		Amended and Restated Insider Trading Policy (Incorporated by reference to Exhibit 19 of our Annual Report on Form 10-K filed March 31, 2025).
21.1	*	List of Subsidiaries of Battalion Oil Corporation
31	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer and Principal Financial Officer
32	*	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer
97		Incentive Compensation Recoupment Policy (Incorporated by reference to Exhibit 97 of our Annual Report on Form 10-K filed April 1, 2024).
99.1	*	Report of Netherland, Sewell & Associates, Inc.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Attached hereto.
†	Indicates management contract or compensatory plan or arrangement.

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

BATTALION OIL CORPORATION

Date: March 23, 2026	By:	/s/ MATTHEW B. STEELE
Matthew B. Steele Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTEW B. STEELE Matthew B. Steele	Director and Chief Executive Officer	March 23, 2026

/s/ JONATHAN BARRETT Jonathan Barrett	Chairman of the Board	March 23, 2026

/s/ GREGORY HINDS Gregory Hinds	Director	March 23, 2026

/s/ WILLIAM ROGERS William Rogers	Director	March 23, 2026