Form 10-Q
period 2026-03-31
BATTALION OIL CORP
filed 2026-05-13
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities made under a plan confirmed by a court. Yes ⌧ No ◻

At May 8, 2026, 22,018,849 shares of the Registrant’s Common Stock were outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, may be forward-looking statements, should be evaluated as such and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “objective,” “believe,” “predict,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

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

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document. Any forward-looking statements speak only as of this Quarterly Report on Form 10-Q. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$36,282	$39,700
Natural gas	(1,493)	2,823
Natural gas liquids	4,273	4,862
Total oil, natural gas and natural gas liquids sales	39,062	47,385
Other	112	90
Total operating revenues	39,174	47,475

Operating expenses:
Production:
Lease operating	10,094	10,358
Workover and other	1,018	1,433
Taxes other than income	2,324	2,800
Gathering and other	11,250	12,000
General and administrative	4,260	4,413
Depletion, depreciation and accretion	12,362	13,080
Total operating expenses	41,308	44,084
(Loss) income from operations	(2,134)	3,391

Other (expenses) income:
Net (loss) gain on derivative contracts	(47,964)	9,302
Interest expense and other	(5,517)	(6,670)
Loss on extinguishment of debt	(862)	—
Total other (expenses) income	(54,343)	2,632
(Loss) income before income taxes	(56,477)	6,023
Income tax benefit (provision)	—	—
Net (loss) income	$(56,477)	$6,023
Preferred dividends	(8,331)	(11,820)
Net (loss) income available to common stockholders	$(64,808)	$(5,797)

Net (loss) income per share of common stock available to common stockholders:
Basic	$(3.72)	$(0.35)
Diluted	$(3.72)	$(0.35)
Weighted average common shares outstanding:
Basic	17,415	16,457
Diluted	17,415	16,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$46,373	$27,965
Accounts receivable, net	19,597	12,071
Assets from derivative contracts	7,434	16,145
Restricted cash	7,958	91
Prepaids and other	742	892
Total current assets	82,104	57,164
Oil and natural gas properties (full cost method):
Evaluated	827,996	890,050
Unevaluated	54,334	48,025
Gross oil and natural gas properties	882,330	938,075
Less: accumulated depletion	(560,069)	(547,982)
Net oil and natural gas properties	322,261	390,093
Other operating property and equipment:
Other operating property and equipment	4,678	4,678
Less: accumulated depreciation	(2,831)	(2,807)
Net other operating property and equipment	1,847	1,871
Other noncurrent assets:
Assets from derivative contracts	2,008	7,350
Operating lease right of use assets	660	840
Other assets	3,488	3,360
Total assets	$412,368	$460,678

Current liabilities:
Accounts payable and accrued liabilities	$43,453	$39,734
Liabilities from derivative contracts	24,612	633
Current portion of long-term debt	22,500	22,510
Operating lease liabilities	638	764
Total current liabilities	91,203	63,641
Long-term debt, net	135,882	180,955
Other noncurrent liabilities:
Liabilities from derivative contracts	10,597	1,692
Asset retirement obligations	17,514	20,837
Operating lease liabilities	53	104
Commitments and contingencies (Note 9)
Temporary equity:
Redeemable convertible preferred stock: 138,000 shares
of $0.0001 par value authorized, issued and outstanding
at December 31, 2025	—	226,241
Stockholders' equity (deficit):
Redeemable convertible preferred stock: 130,197 shares
of $0.0001 par value authorized, issued and outstanding
at March 31, 2026	221,185	—
Common stock: 100,000,000 shares of $0.0001 par value authorized;
20,541,563 and 16,456,563 shares issued and outstanding at
March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	265,405	240,202
Accumulated deficit	(329,473)	(272,996)
Total stockholders' equity (deficit)	157,119	(32,792)
Total liabilities, temporary equity and stockholders' equity	$412,368	$460,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Retained
					Additional	Earnings
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2024	—	$—	16,457	$2	$288,993	$(284,875)	$4,120
Net income	—	—	—	—	—	6,023	6,023
Deemed dividends for preferred stock	—	—	—	—	(11,820)	—	(11,820)
Stock-based compensation and other	—	—	—	—	(85)	—	(85)
Balances at March 31, 2025	—	—	16,457	2	277,088	(278,852)	(1,762)
Net income	—	—	—	—	—	4,796	4,796
Deemed dividends for preferred stock	—	—	—	—	(8,270)	—	(8,270)
Balances at June 30, 2025	—	—	16,457	2	268,818	(274,056)	(5,236)
Net loss	—	—	—	—	—	(735)	(735)
Deemed dividends for preferred stock	—	—	—	—	(14,279)	—	(14,279)
Balances at September 30, 2025	—		16,457	2	254,539	(274,791)	(20,250)
Net income	—		—	—	—	1,795	1,795
Deemed dividends for preferred stock	—		—	—	(14,337)	—	(14,337)
Balances at December 31, 2025	—	—	16,457	2	240,202	(272,996)	(32,792)
Net loss	—	—	—	—	—	(56,477)	(56,477)
Deemed dividends for preferred stock	—	—	—	—	(8,331)	—	(8,331)
Reclassification of preferred stock to permanent equity	138	234,572	—	—	—	—	234,572
Private placement offering, net of issuance costs	—	—	1,800	—	13,837	—	13,837
Common stock issuance for acquisition	—	—	485	—	6,310	—	6,310
Preferred stock Series A-2 conversion to common stock	(8)	(13,387)	1,800	—	13,387	—	—
Balances at March 31, 2026	130	$221,185	20,542	$2	$265,405	$(329,473)	$157,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(56,477)	$6,023
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and accretion	12,362	13,080
Stock-based compensation, net	—	(109)
Unrealized loss (gain) on derivative contracts	46,937	(11,828)
Amortization/accretion of financing related costs	348	395
Loss on extinguishment of debt	862	—
Accrued settlements on derivative contracts	2,425	(560)
Other	2	53
Change in assets and liabilities:
Accounts receivable	(6,419)	6,436
Prepaids and other	148	(419)
Accounts payable and accrued liabilities	1,917	(340)
Net cash provided by operating activities	2,105	12,731

Cash flows from investing activities:
Oil and natural gas capital expenditures	(3,613)	(19,800)
Proceeds received from sale of oil and natural gas assets	60,055	—
Other operating property and equipment capital expenditures	—	(6)
Other	(5)	(306)
Net cash provided by (used in) investing activities	56,437	(20,112)

Cash flows from financing activities:
Proceeds from borrowings	—	63,000
Repayments of borrowings	(45,635)	(26)
Debt issuance costs	(657)	(1,737)
Proceeds from issuance of common stock	14,025	—
Net cash (used in) provided by financing activities	(32,267)	61,237

Net increase in cash, cash equivalents and restricted cash	26,275	53,856

Cash, cash equivalents and restricted cash at beginning of period	28,056	19,803
Cash, cash equivalents and restricted cash at end of period	$54,331	$73,659

Supplemental cash flow information:
Cash paid for interest	$5,508	$6,953

Disclosure of non-cash investing and financing activities:
Unpaid issuance costs recorded in accounts payable and accrued liabilities	$(188)	$—
Issuance of common stock for acquisition of oil and natural gas properties	6,310	—
Conversion of preferred stock to common stock	$13,387	$—

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

These unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. Interim period results are not necessarily indicative of results of operations or cash flows for the full year and accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), has been condensed or omitted. During interim periods, Battalion follows the accounting policies disclosed in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2026. Please refer to the notes in the Annual Report on Form 10-K for the year ended December 31, 2025 when reviewing interim financial results. The Company has evaluated events or transactions through the date of issuance of these unaudited condensed consolidated financial statements.

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

	March 31, 2026	December 31, 2025

Cash and cash equivalents	$46,373	$27,965
Restricted cash	7,958	91
Total cash, cash equivalents and restricted cash	$54,331	$28,056

Restricted cash consists of $7.9 million of Reinvestment Proceeds (as defined below in Note 5, “Debt”) and funds to collateralize company credit cards.

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

At March 31, 2026, the Company’s exposure to credit risk under its derivative contracts is currently limited to two counterparties – a major financial institution that is a lender under the 2024 Amended Term Loan Agreement (as defined in Note 5, “Debt”) and a large multi-strategy alternative investment manager, both of which have investment grade credit ratings. The Company has master netting agreements with both counterparties which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings.

Recently Issued Accounting Pronouncements and Legislation

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”), which requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock, including preferred stock that is classified as temporary equity, be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted and may be applied using a prospective or modified retrospective approach. The Company elected to early adopt ASU 2026-01 using a prospective approach on January 1, 2026. There was no impact to beginning balances as of January 1, 2026 as a result of the adoption. On a go-forward basis, pursuant to ASU 2026-01, the

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company will recognize dividends at the contractual rate of 16% of liquidation preference with no remeasurement for changes in fair value.

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

Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers for sales of oil, natural gas and NGLs of $17.3 million and $8.5 million at March 31, 2026 and December 31, 2025, respectively, as “Accounts receivable, net” on the unaudited condensed consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

For additional information regarding the Company’s operating revenues, refer to its Annual Report on Form 10-K for the year ended December 31, 2025.

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

At March 31, 2026 and 2025, using first-day-of-the-month average West Texas Intermediate (“WTI”) crude oil spot prices and Henry Hub natural gas prices for the respective prior 12-month periods, the Company’s net book value of oil and natural gas properties at March 31, 2026 and 2025, did not exceed the ceiling test value of the Company’s reserves. Oil and natural gas prices utilized for the ceiling test calculations at March 31, 2026 and 2025 were $63.80 per barrel and $75.33 per barrel of oil, respectively, and $3.72 per MMBtu and $2.44 per MMBtu for natural gas, respectively.

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

Pursuant to the West Quito Divestiture Agreement, on February 24, 2026, the Company completed the closing of the West Quito Divestiture and MCM acquired from the Company approximately 7,600 gross (6,100 net) acres of leasehold interests in the West Quito Draw area, including production from interests in producing wells, for net proceeds of approximately $60.1 million, reflecting adjustment for accounting effective date of December 1, 2025 and other customary adjustments. The Company did not record a gain or loss related to the divestiture as it was not significant to the full cost pool. Subsequent to closing, the Company used $45.6 million of the net proceeds from closing to repay amounts outstanding under the 2024 Amended Term Loan Agreement on February 24, 2026 including $40.0 million pursuant to the Third Amendment and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Sundown Acquisition

On March 10, 2026, the Company entered into a purchase and sale agreement to acquire certain oil and natural gas assets, comprising 7,090 net acres located in Ward County, Texas, from RoadRunner Resource Holding LLC (formerly, Sundown Energy LP) (“RoadRunner”), effective March 1, 2026, in an all-stock transaction (the “Sundown Acquisition”). Under the terms of the agreement, and upon closing on March 19, 2026, the Company issued 485,000 shares of its common stock to RoadRunner in exchange for the assets. The acquired acreage is directly adjacent to the Company’s existing Monument Draw acreage. The transaction is subject to customary post-closing adjustments and is accounted for as an asset acquisition.

5. DEBT

The Company’s debt consisted of the following for the periods presented (in thousands):

	March 31, 2026	December 31, 2025
Term loan credit facility	$162,500	$208,125
Other	—	10
Total debt (Face Value)	162,500	208,135
Less:
Current portion of long-term debt(1)	(22,500)	(22,510)
Other(2)	(4,118)	(4,670)
Long-Term Debt, net	$135,882	$180,955
(1)	Amounts primarily reflect amortization payments of $22.5 million due under the Company’s 2024 Amended Term Loan Agreement within one year at both March 31, 2026 and December 31, 2025.
(2)	Amounts reflect unamortized debt discount and issuance costs of approximately $4.1 million and $4.7 million at March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded approximately $0.3 million and $0.4 million, respectively, in interest expense reflecting the amortization/accretion of deferred financing costs and debt discount.

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

The 2024 Amended Term Loan Agreement matures on December 26, 2028.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Borrowings under the 2024 Amended Term Loan Agreement initially bore interest at a rate per annum equal to a forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a tenor of three months (with a credit spread adjustment of 0.15% per annum) (or another applicable reference rate, as determined pursuant to the terms of the 2024 Amended Term Loan Agreement) plus an applicable margin of 7.75%. The weighted average interest rate on the Company’s borrowings under the 2024 Amended Term Loan Agreement for the quarter ended March 31, 2026 was 11.57%.

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

On February 24, 2026, the Company entered into the Limited Consent, Third Amendment to Second Amended and Restated Senior Secured Credit Agreement and First Amendment to Fee Letter (the “Third Amendment”) to the 2024 Amended Term Loan Agreement. Pursuant to the Third Amendment, among other changes specified therein, (a) the lenders consented to the transactions contemplated by the West Quito Divestiture sale agreement; and (b) the Company was required, upon receipt of the net cash proceeds from the West Quito Divestiture, to prepay the outstanding principal amount of the 2024 Amended Term Loan Agreement borrowings in an aggregate amount equal to $40.0 million. The Company may retain the remaining net cash proceeds received from the West Quito Divestiture, subject to certain reinvestment requirements, set forth in the Third Amendment (the “Reinvestment Proceeds”). Pursuant to the Third Amendment, on February 24, 2026, $12.9 million of the proceeds from the sale were initially retained and held in a reinvestment account and recorded as restricted cash. At March 31, 2026, $7.9 million of Reinvestment Proceeds remained as restricted cash in a reinvestment account.

The Third Amendment was accounted for as a partial extinguishment and as such, the Company recorded a loss on extinguishment of debt in the amount of $0.9 million to write-off the proportionate amount of deferred financing costs and debt discount associated with the February 24, 2026 principal prepayment. The Company deferred an additional $0.6 million of deferred financing costs at March 31, 2026 in conjunction with entry into the Third Amendment.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Borrower may be required to make mandatory prepayments of the loans under the 2024 Amended Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales and with excess cash on hand in excess of certain maximum levels. Accordingly, upon closing the West Quito Divestiture, the Company used $45.6 million of the net proceeds from closing to repay amounts outstanding under the 2024 Amended Term Loan Agreement on February 24, 2026 including $40.0 million pursuant to the Third Amendment and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026.

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

The 2024 Amended Term Loan agreement contains certain financial covenants (as defined in the 2024 Term Loan Agreement and as amended in the Second Amendment), including the maintenance of the following ratios:

●	Asset Coverage Ratio not to fall below 1.85x as of March 31, 2026 through and including December 31, 2026 and 2.00x for each fiscal quarter thereafter (see above), determined as of the last day of each fiscal quarter;
●	Total Net Leverage Ratio not to exceed 3.25x as of March 31, 2026 and not to exceed the levels set forth in the table above for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Current Ratio not to fall below 1.00x, determined on the last day of each calendar month commencing with the calendar month ending March 31, 2025; and
●	Liquidity not to fall below the greater of (x) $10,000,000 and (y) the amount equal to the scheduled principal and interest payments for the immediately succeeding three-month period, determined as of the last day of any fiscal quarter.

At March 31, 2026, the Company was in compliance with all financial covenants under the 2024 Amended Term Loan Agreement.

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

In conjunction with entering into the 2024 Term Loan Agreement, the Company agreed to pay an exit fee equal to the amount resulting from multiplying 3.50% by the difference, if any, of (x) Total proved developed producing (“PDP”) PV-10 (the “PDP PV-10”) as of the date that is the earlier of (i) Payment in Full, (ii) the Maturity Date, or (iii) the loans and other obligations otherwise becoming immediately due and payable pursuant to Section 10.02 of the 2024 Term Loan Agreement (including whether, in the case of clauses (i) or (iii), such Payment in Full or acceleration, respectively, may be made in connection with a refinancing transaction or a disposition of all or substantially all of the assets of the Company) (such earlier date, the “Exit Fee Determination Date”), less (y) the Total PDP PV-10 reflected in the Initial Reserve Report after pro forma adjustment(s) for the West Quito Divestiture and any other disposition permitted by the credit agreement of otherwise consented to by the lenders (as defined in the 2024 Term Loan Agreement and as amended by the Third Amendment) (the “Exit Fee”). Upon evaluation of the payoff profiles associated with the Exit Fee, the Company concluded that such embedded features resulting from the application of this fee were not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement, at December 31, 2025 and at March 31, 2026. Refer to Note 6, “Fair Value Measurements,” for a discussion of the valuation approach used and the significant inputs to the valuation for the Exit Fee derivative.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$9,442	$—	$9,442

Liabilities
Liabilities from derivative contracts	$—	$35,209	$—	$35,209

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$23,495	$—	$23,495

Liabilities
Liabilities from derivative contracts	$—	$2,325	$—	$2,325

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As discussed in Note 5, “Debt,” the Company evaluated the 2024 Term Loan Agreement and identified the Exit Fee to be an embedded derivative not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement, at December 31, 2025 and at March 31, 2026. The fair value of the Exit Fee derivative is remeasured each reporting period with fair value changes recorded in “Interest Expense and other” on the unaudited condensed consolidated statement of operations. The valuation of the Exit Fee derivative includes significant inputs such as the timing of potential exit scenarios, forward NYMEX strip pricing, forecasted capital and other expenditures and discount rates. The fair value of the Exit Fee derivative is classified as Level 3 in the fair value hierarchy.

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

7. DERIVATIVE AND HEDGING ACTIVITIES

The Company is exposed to commodity price risks relating to its ongoing business operations. In accordance with the Company’s policy and the requirements under the Amended Term Loan Agreement, it generally hedges a substantial, but varying, portion of anticipated oil and natural gas production for future periods. Derivatives are carried at fair value on the unaudited condensed consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the unaudited condensed consolidated statements of operations for the period in which the change occurs. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net loss gain on derivative contracts” on the unaudited condensed consolidated statements of operations. The Company’s hedge policies and objectives may change significantly as its operational profile changes. The Company does not enter into derivative contracts for speculative trading purposes.

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. At March 31, 2026, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

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

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets at March 31, 2026 and December 31, 2025 (in thousands):

Balance sheet location	March 31, 2026	December 31, 2025	Balance sheet location	March 31, 2026	December 31, 2025
Current assets	$7,434	$16,145	Current liabilities	$(24,612)	$(633)
Other noncurrent assets	2,008	7,350	Other noncurrent liabilities	(10,597)	(1,692)
	$9,442	$23,495		$(35,209)	$(2,325)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Location of gain (loss)	Three Months Ended
	on derivative contracts on	March 31,
Type	Statement of Operations	2026	2025
Commodity contracts:
Unrealized (loss) gain	Other income (expenses)	$(46,937)	$11,828
Realized loss	Other income (expenses)	(1,027)	(2,526)
Total net gain (loss)		$(47,964)	$9,302

At March 31, 2026, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2026	2027	2028	2029
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	1,128,764	1,063,065	751,084	299,544
Weighted average price	$65.55	$62.33	$62.37	$61.40
Two-way collar:
Total volumes (Bbls)	38,958	—	41,678	243,329
Weighted average price (call)	$80.82	$0.00	$62.35	$63.63
Weighted average price (put)	$69.86	$0.00	$59.00	$57.16
Basis swap:
Total volumes (Bbls)	1,054,043	980,339	692,020	140,544
Weighted average price	$0.50	$0.55	$0.66	$0.68
WTI NYMEX roll:
Total volumes (Bbls)	1,054,043	980,339	692,020	140,544
Weighted average price	$(0.04)	$(0.04)	$(0.23)	$(0.29)
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	1,037,539	1,124,485	2,010,469	527,049
Weighted average price	$3.90	$3.74	$3.36	$3.84
Two-way collar:
Total volumes (MMBtu)	2,065,365	2,100,055	1,083,731	1,378,205
Weighted average price (call)	$4.53	$4.64	$4.10	$4.01
Weighted average price (put)	$3.18	$3.12	$3.34	$2.95
Basis swap:
Total volumes (MMBtu)	2,040,263	2,159,284	2,550,400	527,049
Weighted average price	$(0.81)	$(0.84)	$(0.86)	$(0.89)

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at March 31, 2026 and December 31, 2025 (in thousands):

	Assets from Derivative Contracts		Liabilities from Derivative Contracts
Offsetting of Derivative Assets and Liabilities	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025

Gross amounts recognized in the Unaudited Condensed Consolidated Balance Sheet	$9,442	$23,495	$(35,209)	$(2,325)
Amounts not offset in the Unaudited Condensed Consolidated Balance Sheet	(9,442)	(2,325)	9,442	2,325
Net amount	$—	$21,170	$(25,767)	$—

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

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations at December 31, 2025	$20,837
Accretion expense	250
Liabilities divested	(3,573)
Liability for asset retirement obligations at March 31, 2026	$17,514

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

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of March 31, 2026, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

10. STOCKHOLDERS’ EQUITY (DEFICIT)

Redeemable Convertible Preferred Stock

During 2023 and 2024, the Company issued, in private placements, an aggregate of 138,000 shares of preferred stock (collectively, the “Redeemable Convertible Preferred Stock”) to certain funds managed by Luminus Management, LLC, Oaktree Capital Management, LP, and LSP Investment Advisors, LLC, the Company’s largest three stockholders at the time of issuance. For accounting purposes, upon issuance of the Redeemable Convertible Preferred Stock, the Company recorded the net proceeds as mezzanine equity (temporary equity) on the unaudited condensed consolidated balance sheets because it was not mandatorily redeemable but did contain a redemption feature at the option of the preferred holders that was considered not solely within the Company’s control. The Redeemable Convertible Preferred Stock was originally recorded net of original issue discount and accrued offering costs as mezzanine equity (temporary equity) and subsequently a non-cash deemed dividend was recorded to increase the carrying value of the preferred stock to its redemption amount. At March 25, 2026, the holders of the Redeemable Convertible Preferred Stock (neither individually nor collectively) no longer controlled the Company’s board of directors. Thus, the Company recorded a deemed dividend in the amount of $8.3 million to increase the carrying value of the Redeemable Convertible Preferred Stock to its redemption amount on that date and such was reclassified from temporary equity to permanent equity at the total remeasured carrying amount of $234.6 million on the unaudited condensed consolidated balance sheet as of March 31, 2026 because previously identified redemption features that were not solely within the control of the Company no longer existed.

Voting Rights. Holders of shares of the Redeemable Convertible Preferred Stock have no voting rights with respect to the shares of Redeemable Convertible Preferred stock.

Dividends. Holders of Redeemable Convertible Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 14.5% per annum on the Liquidation Preference ($1,000 per share increased for any PIK accruals), compounding and accruing quarterly in arrears. PIK dividends shall automatically accrue at a fixed rate of 16.0% per annum on the Liquidation Preference and be added to the Liquidation Preference (a “PIK Accrual”).

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

On March 30, 2026, the Company issued 1,800,000 shares of its common stock to Luminus Energy Partners Master Fund, Ltd. upon the conversion of 7,803 shares of the Company’s Series A-2 Redeemable Convertible Preferred Stock (the “Series A-2 Preferred Stock”) (the “Series A-2 Conversion”). The conversion was calculated in accordance with the terms of the Series A-2 Preferred Stock, including adjustments provided in respect of any Unpaid Dividend Accrual (as defined in the Company’s Certificate of Incorporation, as amended) and using a conversion price of $6.21 per share.

At March 31, 2026, there were 130,197 shares of Redeemable Convertible Preferred Stock outstanding with total liquidation preference of $201.4 million.

Common Stock

On March 3, 2026, the Company entered into a definitive agreement to sell in a private placement to an institutional investor 1,800,000 shares of its common stock and 927,273 prefunded warrants for the purchase of common stock at $5.50 per share for total proceeds of $15.0 million. The offering closed on March 4, 2026, on satisfaction of customary closing conditions. On April 7, 2026, the warrants were exercised and the Company issued 927,273 shares of common stock.

On March 19, 2026, the Company issued 485,000 shares of its common stock to RoadRunner in exchange for the certain assets to be acquired under the purchase and sale agreement. See Note 4, “Oil and Natural Gas Properties – Sundown Acquisition” for additional information.

On March 30, 2026, the Company issued 1,800,000 shares of its common stock pursuant to the conversion of 7,803 shares of Series A-2 Preferred Stock in the Series A-2 Conversion discussed above.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Basic:
Net (loss) income	$(56,477)	$6,023
Less: Preferred stock dividend	(8,331)	(11,820)
Net (loss) income available to common stockholders	$(64,808)	$(5,797)
Weighted average basic number of common shares outstanding basic	17,415	16,457
Basic net (loss) income per share of common stock	$(3.72)	$(0.35)

Diluted:
Net (loss) income available to common stockholders basic	$(64,808)	$(5,797)
Net (loss) income available to common stockholders diluted	$(64,808)	$(5,797)

Weighted average basic number of common shares outstanding basic	17,415	16,457
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options and vesting of restricted stock units(1)	—	—
Weighted average diluted number of common shares outstanding diluted	17,415	16,457
Diluted net (loss) income per share of common stock	$(3.72)	$(0.35)
(1)	No impact to diluted earnings per share because antidilutive.

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires earnings per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method which allocates earnings for the reporting period between common shareholders and other security holders based on their respective participation rights in undistributed earnings. Diluted earnings per share was calculated using the two-class method, as this computation was more dilutive than the calculation using the if-converted method. For additional information on the Company’s preferred stock, which is considered a participating security, see Note 10, “Stockholders’ Equity (Deficit)”.

For the three months ended March 31, 2026, common stock equivalents, including options and restricted stock units (“RSUs”), totaling 0.1 million were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the three months ended March 31, 2025, common stock equivalents, including options and RSUs, totaling 0.2 million were anti-dilutive and not included in the computation of diluted earnings per share of common stock.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$17,272	$8,468
Joint interest accounts	1,038	1,383
Other	1,287	2,220
	$19,597	$12,071
Prepaids and other:
Prepaids	$475	$621
Funds in escrow	171	171
Other	96	100
	$742	$892
Other assets (Non-current):
Funds in escrow	$604	$599
Other	2,884	2,761
	$3,488	$3,360
Accounts payable and accrued liabilities:
Trade payables	$15,179	$12,629
Accrued oil and natural gas capital costs	5,034	5,685
Revenues and royalties payable	13,689	10,901
Accrued interest expense	52	67
Accrued employee compensation	1,189	385
Accrued lease operating expenses	6,216	8,000
Other	2,094	2,067
	$43,453	$39,734

Certain income statement amounts are comprised of the following (in thousands) for the periods presents:

	Three Months Ended March 31,
	2026	2025
Interest expense and other
Interest expense	$5,841	$7,189
Interest income	(324)	(579)
Other	—	60
	$5,517	$6,670

13. SUBSEQUENT EVENTS

On April 7, 2026, the prefunded warrants sold to an institutional investor on March 3, 2026 were exercised and the Company issued 927,273 shares of common stock.

On May 5, 2026, the Company entered into a sales agreement with Roth Capital Partners, LLC (the “Agent”) (the “Sales Agreement”) pursuant to which the Company may issue and sell, from time to time, up to $150.0 million of shares of its common stock, through or to the Agent, acting as agent or principal, under the Sales Agreement in at-the-market transactions (the “ATM Agreement”). For the period May 6, 2026 to May 8, 2026, the Company sold and issued 550,013 shares of its common stock under the ATM Agreement for net proceeds of $1.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three months ended March 31, 2026 and 2025 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

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

Recent Developments

At the Market Sales Offering

On May 5, 2026, we entered into a sales agreement with Roth Capital Partners, LLC (the “Agent”) (the “Sales Agreement”) pursuant to which we may issue and sell, from time to time, up to $150.0 million of shares of our common stock, through or to the Agent, acting as agent or principal, under the Sales Agreement in at-the-market transactions (the “ATM Agreement”). For the period May 6, 2026 to May 8, 2026, we sold and issued 550,013 shares of our common stock under the ATM Agreement for net proceeds of $1.6 million.

Preferred Stock Conversion

On March 30, 2026, we issued 1,800,000 shares of our common stock to Luminus Energy Partners Master Fund, Ltd. (“Luminus”) upon the conversion of 7,803 shares of our Series A-2 Redeemable Convertible Preferred Stock (the

“Series A-2 Preferred Stock”). The conversion was calculated in accordance with the terms of the Series A-2 Preferred Stock, including adjustments provided in respect of any Unpaid Dividend Accrual (as defined in the Company’s Certificate of Incorporation, as amended) and using a conversion price of $6.21 per share.

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

Private Placement Equity Offering

On March 3, 2026, we entered into a definitive agreement to sell in a private placement to an institutional investor 1,800,000 shares of our common stock and 927,273 prefunded warrants for the purchase of common stock at $5.50 per share for total proceeds of $15.0 million. The offering closed on March 4, 2026, on satisfaction of customary closing conditions. We used the net proceeds received from the offering for working capital and general corporate purposes. The warrants were exercised on April 7, 2026 and accordingly, upon exercise, we issued 927,273 shares of common stock.

West Quito Divestiture

On December 18, 2025, we entered into an agreement of sale and purchase with MCM Delaware Resources, LLC (“MCM”) to sell substantially all of our oil and natural gas properties and related assets in the West Quito Draw area located in the Southern Delaware Basin in Ward County, Texas (the “West Quito Assets”) for a total sales price of approximately $62.6 million, subject to adjustment for accounting between the effective date of December 1, 2025 and the closing date and other customary adjustments (the “West Quito Divestiture”). The West Quito Divestiture closed on February 24, 2026 for an adjusted sales price of $60.1 million, reflecting adjustment for accounting effective date of December 1, 2025 and other customary adjustments. The West Quito Assets include approximately 6,100 net acres in Ward County, Texas and proved reserves for these properties accounted for approximately 6.0 MMboe, or approximately 10%, of our proved reserves at December 31, 2025. We used $45.6 million of the net proceeds from closing to repay amounts outstanding under the 2024 Amended Term Loan Agreement on February 24, 2026 - $40.0 million pursuant to the Third Amendment and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026. Pursuant to the Third Amendment, on February 24, 2026, $12.9 million of Reinvestment Proceeds were held in a reinvestment account to be used to acquire additional contiguous non-operated oil and natural gas properties consisting of proved developed reserves in Ward and Winkler Counties, Texas, to fund permitted capital expenditures in the Monument Draw area and/or to fund the drilling and completion of two Monument Draw wells within 180 days after receipt. Should such funds have not been spent within the 180-day period, the Reinvestment Proceeds shall be used to prepay borrowings outstanding under the 2024 Amended Term Loan Agreement. At March 31, 2026, $7.9 million of Reinvestment Proceeds remained and was recorded as restricted cash.

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

We recorded a loss on extinguishment of debt in the amount of $0.9 million to write-off the proportionate amount of deferred financing costs and debt discount associated with the February 24, 2026 principal prepayment and deferred an additional $0.6 million of deferred financing costs at March 31, 2026 in conjunction with entry into the Third Amendment.

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. We generated a net loss of $56.5 million for the three months ended March 31, 2026 and had negative working capital of $9.1 million as of March 31, 2026. As of March 31, 2026, we had $46.4 million of cash and cash equivalents, no additional borrowing capacity under the 2024 Amended Term Loan Agreement (as defined in Note 5, “Debt” to the unaudited condensed consolidated financial statements) and a total of $22.5 million in debt repayments due through March 2027 under our 2024 Amended Term Loan Agreement. As of March 31, 2026, $30.0 million remained available for issuance on or before August 31, 2026 under a support letter from our investors. We closed on the sale of our West Quito Assets on February 24, 2026 for net proceeds of $60.1 million, of which $45.6 million was used to repay a portion of outstanding borrowings under our 2024 Amended Term Loan Agreement including $40.0 million pursuant to the Third Amendment and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026. Pursuant to the Third Amendment, remaining proceeds from the sale after related expenses (the “Reinvestment Proceeds”) are to be used to acquire additional contiguous non-operated oil and natural gas properties consisting of proved developed reserves in Ward and Winkler Counties, Texas, to fund permitted capital expenditures in the Monument Draw area and/or to fund the drilling and completion of two Monument Draw wells within 180 days after receipt. Should such funds have not been spent within the 180-day period, the Reinvestment Proceeds shall be used to prepay borrowings outstanding under the 2024 Amended Term Loan Agreement. At March 31, 2026, $7.9 million of Reinvestment Proceeds remained and was recorded as restricted cash. On March 3, 2026, we entered into a definitive agreement to sell in a private placement to an institutional investor 1,800,000 shares of our common stock and 927,273 prefunded warrants for the purchase of common stock at $5.50 per share for total proceeds of $15.0 million. The offering closed on March 4, 2026, on satisfaction of customary closing conditions. We intend to use the net proceeds received from the offering for working capital and general corporate purposes.

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

We continuously monitor changes in market conditions and will continue to adapt our operational plans as necessary to strive to maintain sufficient liquidity, facilitate drilling on our undeveloped acreage position and permit us to selectively expand our acreage, as well as meet our debt obligations and restrictive covenants. We have been exploring, and continue to explore, strategic transactions to address these concerns, while also looking at opportunities to significantly reduce expenses in the near term. However, there can be no assurance that, absent additional capital, reducing costs or other material favorable developments, the Company will not experience liquidity and covenant compliance issues in the future.

On May 30, 2025, we received written notice (the “Notice”) on behalf of the NYSE American indicating that we are no longer in compliance with NYSE American’s continued listing standards. Specifically, the letter stated that we are not in compliance with the continued listing standards set forth in Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(i) requires a listed company to have stockholders’ equity of $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Our noncompliance resulted from our reporting stockholders’ equity of $(1.8) million as of March 31, 2025, and losses from continuing operations and/or net losses in three of our four most recent fiscal years ended December 31, 2024. We reported stockholders’ equity of $157.1 million at March 31, 2026 resulting from the reclassification of our preferred stock from temporary to permanent equity and additional losses from continuing operations. The Notice further provided that we must submit a plan of compliance (the “Plan”) by June 30, 2025 addressing how we intend to regain compliance with the continued listing standards by November 30, 2026. Such Plan was submitted by the required deadline and our Plan was accepted by the NYSE. The Notice has no immediate impact on the listing of our shares of common stock, which will continue to be listed and traded under the symbol “BATL” on the NYSE American during this period, subject to our compliance with the other listing requirements of the NYSE American. The notice does not affect our ongoing business operations or our reporting requirements with the Securities and Exchange Commission.

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

Debt Obligations. Under our 2024 Amended Term Loan, we are required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the aggregate principal amount of the loans outstanding commencing with the fiscal quarter ending June 30, 2025. We must make a total of $22.5 million in debt repayments through March 2027 under our 2024 Amended Term Loan Agreement.

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

Cash Flows

Net increase in cash and cash equivalents is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025

Cash flows provided by operating activities	$2,105	$12,731
Cash flows provided by (used in) investing activities	56,437	(20,112)
Cash flows (used in) provided by financing activities	(32,267)	61,237
Net increase in cash, cash equivalents and restricted cash	$26,275	$53,856

Operating Activities. Net cash flows provided by operating activities for the three months ended March 31, 2026 and 2025, were $2.1 million and $12.7 million, respectively. Items impacting the decrease in operating cash flows were primarily driven by changes in working capital for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Investing Activities. Net cash flows provided by investing activities for the three months ended March 31, 2026 were approximately $56.4 million primarily from proceeds received from sales of oil and natural gas assets compared to net cash flows used in investing activities for the three months ended March 31, 2025 of $20.1 million primarily for drilling and completion activities.

During the three months ended March 31, 2026, we spent $3.6 million on oil and natural gas capital expenditures, of which $2.6 million related to drilling and completion costs and $0.8 million related to the development of our treating equipment and gathering support infrastructure.

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

Financing Activities. Net cash flows used in financing activities for the three months ended March 31, 2026 were $32.3 million compared to net cash flows provided by financing activities for the three months ended March 31, 2025 of $61.2 million. During the three months ended March 31, 2026, we repaid $45.6 million under our 2024 Amended Term Loan Agreement and issued $14.0 million in common stock. During the three months ended March 31, 2025, we received net proceeds of $61.3 million from the incurrence of the Incremental Term Loans on January 9, 2025.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Results of Operations

The table below sets forth financial information for the periods presented.

	Three Months Ended
	March 31,
In thousands (except per unit and per Boe amounts)	2026	2025
Operating revenues:
Oil	$36,282	$39,700
Natural gas	(1,493)	2,823
Natural gas liquids	4,273	4,862
Other	112	90
Operating expenses:
Production:
Lease operating	10,094	10,358
Workover and other	1,018	1,433
Taxes other than income	2,324	2,800
Gathering and other	11,250	12,000
General and administrative:
General and administrative	4,260	4,365
Stock-based compensation	—	48
Depletion, depreciation and accretion:
Depletion – Full cost	12,088	12,674
Depreciation – Other	24	134
Accretion expense	250	272
Other income (expenses):
Net (loss) gain on derivative contracts	(47,964)	9,302
Interest expense and other	(5,517)	(6,670)
Loss on extinguishment of debt	(862)	—
Net (loss) income	$(56,477)	$6,023

Production:
Oil – MBbls	527	569
Natural Gas - MMcf	2,054	1,799
Natural gas liquids – MBbls	263	202
Total MBoe(1)	1,132	1,071
Average daily production – Boe(1)	12,578	11,900

Average price per unit (2):
Oil price - Bbl	$68.85	$69.77
Natural gas price - Mcf	(0.73)	1.57
Natural gas liquids price - Bbl	16.25	24.07
Total per Boe(1)	34.51	44.24

Average cost per Boe:
Production:
Lease operating	$8.92	$9.67
Workover and other	0.90	1.34
Taxes other than income	2.05	2.61
Gathering and other	9.94	11.20
General and administrative:
General and administrative	3.76	4.08
Stock-based compensation	—	0.04
Depletion	10.68	11.83
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or natural gas liquids (“NGLs”) based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and NGLs revenues were $39.1 million and $47.4 million for the three months ended March 31, 2026 and 2025, respectively.  The decrease in revenues is primarily attributable to a decrease in average realized prices for oil, natural gas and NGLs. We realized negative natural gas pricing for the quarter ended March 31, 2026 whereby costs and differentials exceeded the sales price for natural gas and resulted in us as seller paying the purchaser to take the natural gas. Average realized prices (excluding the effects of hedging arrangements) decreased approximately $9.73 per Boe for three months ended March 31, 2026 when compared with the same period in 2025. Production averaged 12,578 Boe per day for the three months ended March 31, 2026 compared to 11,900 Boe per day for the three months ended March 31, 2025 due to more consistent and reliable processing during the first quarter of 2026 compared to the first quarter of 2025. West Quito area production averaged approximately 1,045 Boe per day of the Company’s total production for the quarter ended March 31, 2026 compared to 1,751 Boe per day for the quarter ended March 31, 2025. We completed the West Quito Divestiture on February 24, 2026.

Lease Operating Expenses. Lease operating expenses were $10.1 million and $10.4 million for the three months ended March 31, 2026 and 2025, respectively. On a per unit basis, lease operating expenses were $8.92 per Boe and $9.67 per Boe for the three months ended March 31, 2026 and 2025, respectively. The decrease in lease operating expenses per Boe for the three months ended March 31, 2026 compared to the same period of 2025 is primarily a result of increased average daily production volumes.

Workover and Other Expenses. Workover and other expenses were $1.0 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively. On a per unit basis, workover and other expenses were $0.90 per Boe and $1.34 per Boe for the three months ended March 31, 2026 and 2025, respectively. The decrease in workover and other expenses for the three months ended March 31, 2026 compared to the same period in 2025 is the result of less workover activity during the first quarter of 2026.

Taxes Other than Income. Taxes other than income were $2.3 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively. Severance taxes are based on realized prices and volumes at the wellhead, while ad valorem taxes are tied to the annual valuation of our properties. As revenues or volumes from oil and natural gas sales increase or decrease, severance taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.05 per Boe and $2.61 per Boe for the three months ended March 31, 2026 and 2025, respectively.

Gathering and Other Expenses. Gathering and other expenses were $11.3 million and $12.0 million for the three months ended March 31, 2026 and 2025, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes. On a per unit basis, gathering and other expenses were $9.94 per Boe and $11.20 per Boe for the three months ended March 31, 2026 and 2025, respectively. The decrease in gathering and other expenses per Boe for the three months ended March 31, 2026 compared to the same period of 2025 is primarily related to realized savings from capital project returns and more reliable throughput resulting from entry into a long-term processing agreement with a publicly traded large-cap midstream provider in January 2026.

General and Administrative Expense. General and administrative expense was $4.3 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. On a per unit basis, general and administrative expenses were $3.76 per Boe and $4.08 per Boe for the three months ended March 31, 2026 and 2025, respectively. The decrease in general and administrative expense per Boe for the three months ended March 31, 2026 compared with the same prior year periods is primarily due to increased average daily production.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period.

Depletion expense was $12.1 million and $12.7 million for the three months ended March 31, 2026 and 2025, respectively. On a per unit basis, depletion expense was $10.68 per Boe and $11.83 per Boe for the three months ended

March 31, 2026 and 2025, respectively. The decrease in our depletion rate per Boe is primarily due to a period over period decrease in net oil and natural gas properties resulting from the sale of our West Quito Assets combined with the associated period over period decrease in proved reserves.

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

For the three months ended March 31, 2026, we recorded a net derivative loss of $48.0 million ($47.0 million net unrealized loss on unsettled contracts and a $1.0 million net realized loss on settled contracts). For the three months ended March 31, 2025, we recorded a net derivative gain of $9.3 million ($11.8 million net gain on unsettled contracts and a $2.5 million net realized loss on settled contracts). At March 31, 2026, we had a $9.4 million derivative asset ($7.4 million current) and a $35.2 million derivative liability ($24.6 million current).

Interest Expense and Other. Interest expense and other totaled $5.5 million and $6.7 million for the three months ended March 31, 2026 and 2025, respectively. Our weighted average interest rate was approximately 11.57% and 12.21% for the three months ended March 31, 2026 and 2025, respectively. For the second quarter of 2026, our interest rate will be approximately 11.60% on outstanding borrowings.

Loss on extinguishment of debt. We recorded a loss on extinguishment of debt in the amount of $0.9 million for the quarter ended March 31, 2026 to write-off the proportionate amount of deferred financing costs and debt discount associated with the February 24, 2026 principal prepayment.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. At March 31, 2026, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement, as amended. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, “Derivative and Hedging Activities,” for more details.

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

At March 31, 2026, the principal amount of our term loan debt was $162.5 million, which bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At March 31, 2026, the weighted average interest rate on our variable rate debt was 11.57% per year. If the balance of our variable interest rate debt at March 31, 2026 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $1.9 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of March 31, 2026. On the basis of this review, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

1.1		Sales Agreement, dated as of May 5, 2026, by and among the Company and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed May 5, 2026).
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

10.2

Agreement of Sale and Purchase, dated effective as of December 1, 2025, by and among certain subsidiaries of Battalion Oil Corporation and MCM Delaware Resources, LLC (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K filed March 23, 2026).

10.3		Securities Purchase Agreement, dated March 3, 2026 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed March 9, 2026).
10.4		Registration Rights Agreement, dated March 3, 2026 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed March 9, 2026).
10.5

Purchase and Sale Agreement, dated March 10, 2026, by and among Battalion Oil Corporation, Halcón Energy Properties, Inc. and RoadRunner Resource Holding LLC (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed March 23, 2026).

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

BATTALION OIL CORPORATION

May 13, 2026	By:	/s/ MATTHEW B. STEELE

	Name:	Matthew B. Steele
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)