Form 10-Q
period 2026-06-30
BATTALION OIL CORP
filed 2026-08-12
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

N/A

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

At August 10, 2026, 57,282,155 shares of the Registrant’s Common Stock were outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, may be forward-looking statements, should be evaluated as such and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “explore,” “forecast,” ”intend,” “may,” “objective,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) and as supplemented in the “Risk Factors” section of this Quarterly Report, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in prices for oil, natural gas and natural gas liquids (“NGLs”);
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	sales of substantial amounts of our securities in the public markets, including sales in at-the-market transactions (the “ATM Program”), or the perception that such sales might occur, could reduce the price our common stock and may dilute the ownership interest of our common stockholders;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars, which may be subject to inflation caused by labor shortages, supply shortages and increased demand, tariffs and other inflationary pressures;
●	drilling and operating risks, including accidents, equipment failures, fires, and releases of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including, but not limited to, additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	our ability to pursue and integrate strategic mergers and acquisitions;
●	divestitures could negatively impact our business and our results of operations may be adversely affected if we fail to manage and complete divestitures;
●	the potential for production decline rates for our wells to be greater than we expect;
●	our ability to meet the continued listing standards of NYSE American;
●	competition, including competition for acreage in our resource play;
●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;

●	exploration and development risks;
●	our ability to retain key members of senior management, the board of directors and key technical employees;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States (the “U.S.”), such as the political situation in Venezuela, the ongoing conflict between Ukraine and Russia and the war in the Middle East, and acts of terrorism or sabotage;
●	impacts of climate regulations or lawsuits;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions in the U.S. will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access capital;
●	changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs and their related impacts on the economy;
●	impacts and potential risks related to actual or anticipated pandemics, including any associated impact to our operations, financial results, liquidity, contractors, customers, employees and vendors;
●	impacts and potential risks of extreme weather;
●	other economic, competitive, governmental, regulatory, legislative, including federal and state regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;
●	our insurance coverage may not adequately cover all losses that we may sustain; and
●	title to the properties in which we have an interest which may be impaired by title defects.

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this document. Any forward-looking statements speak only as of this Quarterly Report. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$49,152	$36,291	$85,434	$75,991
Natural gas	(6,904)	935	(8,397)	3,758
Natural gas liquids	5,730	5,350	10,003	10,212
Total oil, natural gas and natural gas liquids sales	47,978	42,576	87,040	89,961
Other	151	236	263	326
Total operating revenues	48,129	42,812	87,303	90,287

Operating expenses:
Production:
Lease operating	9,189	10,670	19,283	21,028
Workover and other	622	2,309	1,640	3,742
Taxes other than income	2,981	2,522	5,305	5,322
Gathering and other	12,268	10,958	23,518	22,958
General and administrative	4,066	2,567	8,326	6,980
Depletion, depreciation and accretion	12,222	13,939	24,584	27,019
Total operating expenses	41,348	42,965	82,656	87,049
Income (loss) from operations	6,781	(153)	4,647	3,238

Other income (expenses):
Net gain (loss) on derivative contracts	13,051	11,548	(34,913)	20,850
Interest expense and other	(4,324)	(6,599)	(9,841)	(13,269)
Loss on extinguishment of debt	—	—	(862)	—
Total other income (expenses)	8,727	4,949	(45,616)	7,581
Income (loss) before income taxes	15,508	4,796	(40,969)	10,819
Income tax benefit (provision)	—	—	—	—
Net income (loss)	$15,508	$4,796	$(40,969)	$10,819
Preferred dividends	—	(8,270)	(8,331)	(20,090)
Undistributed earnings allocable to preferred stockholders	(6,434)	—	—	—
Net income (loss) available to common stockholders	$9,074	$(3,474)	$(49,300)	$(9,271)

Net income (loss) per share of common stock available to common stockholders:
Basic	$0.34	$(0.21)	$(2.25)	$(0.56)
Diluted	$0.34	$(0.21)	$(2.25)	$(0.56)
Weighted average common shares outstanding:
Basic	26,430	16,457	21,947	16,457
Diluted	45,172	16,457	21,947	16,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$83,097	$27,965
Accounts receivable, net	14,406	12,071
Assets from derivative contracts	4,229	16,145
Restricted cash	5,294	91
Prepaids and other	462	892
Total current assets	107,488	57,164
Oil and natural gas properties (full cost method):
Evaluated	833,063	890,050
Unevaluated	54,334	48,025
Gross oil and natural gas properties	887,397	938,075
Less: accumulated depletion	(572,058)	(547,982)
Net oil and natural gas properties	315,339	390,093
Other operating property and equipment:
Other operating property and equipment	4,682	4,678
Less: accumulated depreciation	(2,843)	(2,807)
Net other operating property and equipment	1,839	1,871
Other noncurrent assets:
Assets from derivative contracts	3,729	7,350
Operating lease right of use assets	666	840
Other assets	3,524	3,360
Total assets	$432,585	$460,678

Current liabilities:
Accounts payable and accrued liabilities	$39,898	$39,734
Liabilities from derivative contracts	6,667	633
Current portion of long-term debt	2,031	22,510
Operating lease liabilities	484	764
Total current liabilities	49,080	63,641
Long-term debt, net	156,208	180,955
Other noncurrent liabilities:
Liabilities from derivative contracts	6,194	1,692
Asset retirement obligations	17,749	20,837
Operating lease liabilities	216	104
Commitments and contingencies (Note 9)
Temporary equity:
Redeemable convertible preferred stock: 138,000 shares
of $0.0001 par value authorized, issued and outstanding,
$193,757 aggregate liquidation preference at December 31, 2025	—	226,241
Stockholders' equity (deficit):
Redeemable convertible preferred stock: 130,197 shares
of $0.0001 par value authorized, issued and outstanding,
$198,276 aggregate liquidation preference at June 30, 2026	221,185	—
Common stock: 100,000,000 shares of $0.0001 par value authorized;
38,892,112 and 16,456,563 shares issued and outstanding at
June 30, 2026 and December 31, 2025, respectively	4	2
Additional paid-in capital	295,914	240,202
Accumulated deficit	(313,965)	(272,996)
Total stockholders' equity (deficit)	203,138	(32,792)
Total liabilities, temporary equity and stockholders' equity	$432,585	$460,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Retained
					Additional	Earnings
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2024	—	$—	16,457	$2	$288,993	$(284,875)	$4,120
Net income	—	—	—	—	—	6,023	6,023
Deemed dividends for preferred stock	—	—	—	—	(11,820)	—	(11,820)
Stock-based compensation and other	—	—	—	—	(85)	—	(85)
Balances at March 31, 2025	—	—	16,457	2	277,088	(278,852)	(1,762)
Net income	—	—	—	—	—	4,796	4,796
Deemed dividends for preferred stock	—	—	—	—	(8,270)	—	(8,270)
Balances at June 30, 2025	—	—	16,457	2	268,818	(274,056)	(5,236)
Net loss	—	—	—	—	—	(735)	(735)
Deemed dividends for preferred stock	—	—	—	—	(14,279)	—	(14,279)
Balances at September 30, 2025	—	—	16,457	2	254,539	(274,791)	(20,250)
Net income	—	—	—	—	—	1,795	1,795
Deemed dividends for preferred stock	—	—	—	—	(14,337)	—	(14,337)
Balances at December 31, 2025	—	—	16,457	2	240,202	(272,996)	(32,792)
Net loss	—	—	—	—	—	(56,477)	(56,477)
Deemed dividends for preferred stock	—	—	—	—	(8,331)	—	(8,331)
Reclassification of preferred stock to permanent equity	138	234,572	—	—	—	—	234,572
Private placement offering, net of issuance costs	—	—	1,800	—	13,837	—	13,837
Common stock issuance for acquisition	—	—	485	—	6,310	—	6,310
Preferred stock Series A-2 conversion to common stock	(8)	(13,387)	1,800	—	13,387	—	—
Balances at March 31, 2026	130	221,185	20,542	2	265,405	(329,473)	157,119
Net income	—	—	—	—	—	15,508	15,508
Common stock issuance under ATM Program, net of issuance costs	—	—	17,397	2	30,088	—	30,090
Common stock issuance upon exercise of warrants	—	—	927	—	—	—	—
Common stock issuance - RSU vesting, net of forfeitures	—	—	26	—	421	—	421
Balances at June 30, 2026	130	$221,185	38,892	$4	$295,914	$(313,965)	$203,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(40,969)	$10,819
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and accretion	24,584	27,019
Stock-based compensation, net	421	(109)
Unrealized loss (gain) on derivative contracts	26,072	(19,076)
Amortization of deferred financing costs	612	792
Loss on extinguishment of debt	862	—
Accrued settlements on derivative contracts	2,395	(537)
Other	7	109
Change in assets and liabilities:
Accounts receivable	(3,370)	3,186
Prepaids and other	430	412
Accounts payable and accrued liabilities	(161)	321
Net cash provided by operating activities	10,883	22,936

Cash flows from investing activities:
Oil and natural gas capital expenditures	(7,818)	(53,090)
Proceeds received from sale of oil and natural gas assets	60,055	—
Other operating property and equipment capital expenditures	—	(14)
Other	(14)	(370)
Net cash provided by (used in) investing activities	52,223	(53,474)

Cash flows from financing activities:
Proceeds from borrowings	—	63,000
Repayments of borrowings	(45,635)	(5,678)
Debt issuance costs	(1,064)	(1,875)
Proceeds from issuance of common stock	43,928	—
Net cash (used in) provided by financing activities	(2,771)	55,447

Net increase in cash, cash equivalents and restricted cash	60,335	24,909

Cash, cash equivalents and restricted cash at beginning of period	28,056	19,803
Cash, cash equivalents and restricted cash at end of period	$88,391	$44,712

Supplemental cash flow information:
Cash paid for interest	$10,272	$13,892

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

These unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position as of, and the results of operations for, the periods presented. Interim period results are not necessarily indicative of results of operations or cash flows for the full year and accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), has been condensed or omitted. During interim periods, Battalion follows the accounting policies disclosed in its Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2026. Please refer to the notes in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) when reviewing interim financial results. The Company has evaluated events or transactions through the date of issuance of these unaudited condensed consolidated financial statements.

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

	June 30, 2026	December 31, 2025

Cash and cash equivalents	$83,097	$27,965
Restricted cash	5,294	91
Total cash, cash equivalents and restricted cash	$88,391	$28,056

Restricted cash at June 30, 2026 consists of $5.2 million of Reinvestment Proceeds (as defined below in Note 5, “Debt”) and funds to collateralize company credit cards. Restricted cash at December 31, 2025 consists of funds to collateralize company credit cards.

Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivable are primarily receivables from joint interest owners and oil and natural gas purchasers. Accounts receivable are recorded at the amount due, less an allowance for credit losses, when applicable. Payment of the Company’s accounts receivable is typically received within 30-60 days. The Company’s historical credit losses have been de minimis and are expected to remain so in the future assuming no substantial changes to the business or creditworthiness of the Company’s counterparties.

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

At June 30, 2026, the Company’s exposure to credit risk under its derivative contracts is currently limited to two counterparties – a major financial institution that is a lender under the 2026 Term Loan Agreement (as defined in Note 5, “Debt”) and a large multi-strategy alternative investment manager, both of which have investment grade credit ratings. The Company has master netting agreements with both counterparties which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings.

Recently Issued Accounting Pronouncements and Legislation

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”), which requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock, including preferred stock that is classified as temporary equity, be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted and may be applied using a prospective or modified retrospective approach. The Company elected to early adopt ASU 2026-01 using a prospective approach on January 1, 2026. There was no impact to beginning

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

balances as of January 1, 2026 as a result of the adoption. Pursuant to ASU 2026-01, the Company recognizes dividends at the contractual rate of 16% of liquidation preference with no remeasurement for changes in fair value.

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

2. SEGMENTS

The Company has determined that it operates as one reportable segment which focuses on oil and natural gas acquisition, production, exploration and development. The Company evaluates performance based on consolidated net income or loss. The Company’s chief executive officer and chief operating officer together function as the Company’s chief operating decision maker (the “CODM”). The CODM evaluates and manages performance and resource allocation based on consolidated production and operating expenses. Significant expenses provided to the CODM for review consist of lease operating, workover and other, and gathering and other expenses. The Company’s significant segment expenses are derived from and can be found within the unaudited condensed consolidated statement of operations. The measure of segment assets for the Company’s single reportable segment is “Total assets” as reported on the unaudited condensed consolidated balance sheets.

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

Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers for sales of oil, natural gas and NGLs of $7.8 million and $8.5 million at June 30, 2026 and December 31, 2025, respectively, as “Accounts receivable, net” on the unaudited condensed consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

For additional information regarding the Company’s operating revenues, refer to its Annual Report.

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

At June 30, 2026 and 2025, using first-day-of-the-month average West Texas Intermediate (“WTI”) crude oil spot prices and Henry Hub natural gas prices for the respective prior 12-month periods, the Company’s net book value of oil and natural gas properties at June 30, 2026 and 2025, did not exceed the ceiling test value of the Company’s reserves. Oil and natural gas prices utilized for the ceiling test calculations at June 30, 2026 and 2025 were $72.93 per barrel and $71.20 per barrel of oil, respectively, and $3.64 per MMBtu and $2.86 per MMBtu for natural gas, respectively.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Sundown Acquisition

On March 10, 2026, the Company entered into a purchase and sale agreement to acquire certain oil and natural gas assets, comprising 7,090 net acres located in Ward County, Texas, from RoadRunner Resource Holding LLC (formerly, Sundown Energy LP) (“RoadRunner”), effective March 1, 2026, in an all-stock transaction (the “Sundown Acquisition”) for approximately $6.3 million. Under the terms of the agreement, and upon closing on March 19, 2026, the Company issued 485,000 shares of its common stock to RoadRunner in exchange for the assets. The acquired acreage is directly adjacent to the Company’s existing Monument Draw acreage. The transaction is subject to customary post-closing adjustments and is accounted for as an asset acquisition.

Joint Exploration and Development Agreement

On May 27, 2026, the Company entered into a joint exploration and development agreement (“JEDA”) with an energy investment firm, pursuant to which the investment firm will earn assigned working interests in certain wells and leasehold acreage in Monument Draw by funding its proportionate share of well costs, subject to a carried interest. Under the JEDA, the Company serves as operator and the investment firm as a non-operating working interest owner. The JEDA contemplates a primary tranche of four identified wells, in which both the Company and investment firm have committed to participate, and, following completion of that tranche, the Company may propose one or more subsequent tranches, each subject to the investment firm’s election to participate. Pursuant to the JEDA, the Company was required to spud an initial well prior to August 1, 2026, however, both parties agreed to delay the spud date of the initial well until mid-August 2026. Well costs and revenues for the initial tranche are allocated 50% to the Company and 50% to the investment firm on an 8/8ths cost basis, with post-completion net revenue interest and operating cost allocations of approximately 55% to the Company and 45% to the investment firm, subject to adjustment for the investment firm’s earned working interest share. The Company bears a carried interest equal to 10% of its participating interest with respect to well costs chargeable to wells in the primary tranche and any subsequent tranche, such that the investment firm funds a portion of costs attributable to the Company’s retained interest in exchange for the assignment of working interest. The investment firm’s allocated percentage of certain net revenue interest (up to an additional 2.5%) varies based on the trading price of 2027 WTI crude oil (as measured by the applicable futures index) on the last trading day of 2026, with a threshold of $70.00 per barrel determining whether a 25% or 45% allocated percentage applies. As of June 30, 2026, the Company had incurred approximately $0.5 million of well costs under the JEDA, of which 50% will be billed to the investment firm in accordance with the cost-sharing provisions of the JEDA.

5. DEBT

The Company’s debt consisted of the following for the periods presented (in thousands):

	June 30, 2026	December 31, 2025
Term loan credit facility	$162,500	$208,125
Other	—	10
Total debt (Face Value)	162,500	208,135
Less:
Current portion of long-term debt(1)	(2,031)	(22,510)
Other(2)	(4,261)	(4,670)
Long-Term Debt, net	$156,208	$180,955
(1)	Amounts primarily reflect amortization payments of $2.0 million and $22.5 million due under the Company’s 2026 Term Loan Agreement and 2024 Amended Term Loan Agreement, respectively, due within one year at both June 30, 2026 and December 31, 2025, respectively.
(2)	Amounts reflect unamortized debt discount and issuance costs of approximately $4.3 million and $4.7 million at June 30, 2026 and December 31, 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded approximately $0.6 million and $0.8 million, respectively, in interest expense reflecting the amortization/accretion of deferred financing costs and debt discount.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amended and Restated Credit Agreement

2024 Amended Term Loan Agreement

On December 26, 2024 (the “Initial Closing Date”), Halcón Holdings, LLC (the “Borrower”), a wholly-owned subsidiary of the Company, entered into a Second Amended and Restated Senior Secured Credit Agreement (the “2024 Term Loan Agreement”) with Fortress Credit Corp. (“Fortress”), as administrative agent, and certain other financial institutions party thereto, as lenders. The 2024 Term Loan Agreement amended and restated in its entirety the Company’s Amended and Restated Senior Secured Credit Agreement, dated November 24, 2021, with Macquarie Bank Limited, as administrative agent, and certain other financial institutions party thereto, as lenders. Pursuant to the 2024 Term Loan Agreement, the lenders party thereto agreed to provide the Borrower with (i) an initial term loan facility in the aggregate principal amount of $162.0 million, funded on December 26, 2024 and (ii) an incremental term loan facility in the aggregate principal amount of up to $63.0 million to be made available to the Borrower from January 3, 2025 until the date that was the earliest to occur of (x) the date on which such incremental term facility is fully drawn, (y) the date on which such incremental term facility is terminated and (z) January 11, 2025, subject to the satisfaction of certain conditions. On January 9, 2025, the Borrower entered into a first amendment (the “First Amendment”) to its 2024 Term Loan Agreement (as amended, the “2024 Amended Term Loan Agreement”). Pursuant to the First Amendment, the Borrower incurred incremental term loans in the aggregate principal amount of $63.0 million (the “Incremental Term Loans”).

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

The 2024 Amended Term Loan Agreement was scheduled to mature on December 26, 2028.

Borrowings under the 2024 Amended Term Loan Agreement initially bore interest at a rate per annum equal to a forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a tenor of three months (with a credit spread adjustment of 0.15% per annum) (or another applicable reference rate, as determined pursuant to the terms of the 2024 Amended Term Loan Agreement) plus an applicable margin of 7.75%. The weighted average interest rate on the Company’s borrowings under the 2024 Amended Term Loan Agreement for the quarter ended June 30, 2026 was 11.57%.

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

The Applicable Margin was to be adjusted quarterly on a prospective basis on each Adjustment Date based upon the Total Net Leverage Ratio in accordance with the table above.

The Second Amendment provided that the Borrower should not permit the Total Net Leverage Ratio, as of the last day of each fiscal quarter (commencing with the fiscal quarter ending March 31, 2025), to be greater than the levels set forth in the following table for the applicable quarter:

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, the Second Amendment provided that the Borrower should not permit the Asset Coverage Ratio, as of the last day of any fiscal quarter (commencing with the fiscal quarter ending March 31, 2025) to be less than the applicable level set forth in the following table for the applicable fiscal quarter:

Fiscal Quarter	Asset Coverage Ratio
Fiscal quarters ending March 31, 2025 through and including December 31, 2026	1.85 to 1.00
Each fiscal quarter thereafter	2.00 to 1.00

On February 24, 2026, the Company entered into the Limited Consent, Third Amendment to Second Amended and Restated Senior Secured Credit Agreement and First Amendment to Fee Letter (the “Third Amendment”) to the 2024 Amended Term Loan Agreement. Pursuant to the Third Amendment, among other changes specified therein, (a) the lenders consented to the transactions contemplated by the West Quito Divestiture sale agreement; and (b) the Company was required, upon receipt of the net cash proceeds from the West Quito Divestiture, to prepay the outstanding principal amount of the 2024 Amended Term Loan Agreement borrowings in an aggregate amount equal to $40.0 million. The Company may retain the remaining net cash proceeds received from the West Quito Divestiture, subject to certain reinvestment requirements, set forth in the Third Amendment (the “Reinvestment Proceeds”). Pursuant to the Third Amendment and continuing pursuant to the terms of the 2026 Term Loan Agreement (as defined below), on February 24, 2026, $12.9 million of the proceeds from the sale were initially retained and held in a reinvestment account and recorded as restricted cash. At June 30, 2026, $5.2 million of Reinvestment Proceeds remained as restricted cash in a reinvestment account.

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

The Borrower could elect, at its option, to prepay any borrowing outstanding under the 2024 Amended Term Loan Agreement. Such voluntary prepayments, certain mandatory prepayments and change of control prepayments were subject to the following prepayment premium, as applicable:

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

The Borrower was required to make scheduled quarterly amortization payments in an aggregate principal amount equal to 2.50% of the total aggregate principal amount of the loans outstanding and such payments commenced the fiscal quarter ending June 30, 2025.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the 2024 Amended Term Loan Agreement, the Borrower could have been required to make mandatory prepayments of the loans in connection with the incurrence of non-permitted debt, certain asset sales and with excess cash on hand in excess of certain maximum levels. Accordingly, upon closing the West Quito Divestiture, the Company used $45.6 million of the net proceeds from closing to repay amounts outstanding under the 2024 Amended Term Loan Agreement on February 24, 2026 including $40.0 million pursuant to the Third Amendment and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026.

In conjunction with entering into the 2024 Term Loan Agreement, the Company agreed to pay an exit fee equal to the amount resulting from multiplying 3.50% by the difference, if any, of (x) Total proved developed producing (“PDP”) PV-10 (the “PDP PV-10”) as of the date that is the earlier of (i) Payment in Full, (ii) the Maturity Date, or (iii) the loans and other obligations otherwise becoming immediately due and payable pursuant to Section 10.02 of the 2024 Term Loan Agreement (including whether, in the case of clauses (i) or (iii), such Payment in Full or acceleration, respectively, may be made in connection with a refinancing transaction or a disposition of all or substantially all of the assets of the Company) (such earlier date, the “Exit Fee Determination Date”), less (y) the Total PDP PV-10 reflected in the Initial Reserve Report after pro forma adjustment(s) for the West Quito Divestiture and any other disposition permitted by the credit agreement of otherwise consented to by the lenders (as defined in the 2024 Term Loan Agreement and as amended by the Third Amendment) (the “Exit Fee”). Upon evaluation of the payoff profiles associated with the Exit Fee, the Company concluded that such embedded features resulting from the application of this fee were not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement, March 31, 2026 and at December 31, 2025. The Exit Fee derivative was not included in the 2026 Term Loan Agreement (defined below). Refer to Note 6, “Fair Value Measurements,” for a discussion of the valuation approach used and the significant inputs to the valuation for the Exit Fee derivative.

2026 Term Loan Agreement

On June 30, 2026 (the “Closing Date”), Halcón Holdings, LLC (the “Borrower”), a wholly-owned subsidiary of the Company, entered into a Third Amended and Restated Senior Secured Credit Agreement (the “2026 Term Loan Agreement”), by and among the Company, the Borrower, the subsidiary guarantors party thereto, Fortress, as administrative agent, and certain other financial institutions party thereto, as lenders. The 2026 Term Loan Agreement amends and restates in its entirety the 2024 Amended Term Loan Agreement (defined above). All secured obligations under the 2024 Amended Term Loan Agreement were deemed continued and re-evidenced under the 2026 Term Loan Agreement.

Pursuant to the 2026 Term Loan Agreement, the lenders party thereto agreed to provide the Borrower with (i) a term loan facility in the aggregate principal amount of $162.5 million, deemed funded on the Closing Date and (ii) on an uncommitted and absolutely discretionary basis, a delayed draw term loan facility in a maximum aggregate amount of up to $175.0 million, to be made available during the period from and including the Closing Date through and including the earliest to occur of (a) the date on which the delayed draw term loans have been fully drawn or (b) the date on which the discretionary delayed draw term loan commitments are terminated, subject to the satisfaction of certain conditions, each delayed draw term lender’s agreement, in its sole and absolute discretion, to provide a discretionary delayed draw term loan commitment thereunder, and Required Lenders (as defined in the Third Amended and Restated Credit Agreement) consent to such providing a discretionary delayed draw term loan commitment.

The maturity date of the 2026 Term Loan Agreement was extended to December 31, 2029. Until such maturity date, borrowings under the 2026 Term Loan Agreement shall bear interest at a rate per annum equal to a forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for a tenor of three months (with a credit spread adjustment of 0.15% per annum) (or another applicable reference rate, as determined pursuant to the terms of the 2026 Term Loan Agreement) plus an applicable margin of 6.50% (or, for ABR Loans, a base rate plus an applicable margin of 5.50%). The applicable margin is fixed at 6.50% and replaces the leverage-based pricing grid contained in the 2024

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amended Term Loan Agreement, under which the applicable SOFR margin ranged from 7.75% to 8.50% depending on the Total Net Leverage Ratio.

Entry into the 2026 Term Loan Agreement was accounted for as a modification and as such, the Company deferred an additional $0.4 million of deferred financing costs at June 30, 2026 in conjunction with entry into the 2026 Term Loan Agreement to be amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt.

The Borrower may elect, at its option, to prepay any borrowing outstanding under the 2026 Term Loan Agreement. Such voluntary prepayments, certain mandatory prepayments and change of control prepayments are subject to the following prepayment premium, as applicable:

Period	Premium
Months 0 - 12

Make-whole amount equal to 12 months of interest; provided that in the event of (a) a Change of Control Prepayment (as defined in the 2026 Term Loan Agreement) or (b) the sale of all or substantially all of the loan parties' assets, 2.00%

Months 13 - 24	1.00%
Thereafter	0.00%

The Borrower may be required to make mandatory prepayments of the loans under the 2026 Term Loan Agreement in connection with the incurrence of non-permitted debt, certain asset sales and with excess cash on hand in excess of certain maximum levels.

The Borrower is required to make scheduled amortization payments (i) commencing with the fiscal quarter ending June 30, 2027 through and including the fiscal quarter ending March 31, 2029, in an aggregate principal amount equal to 1.25% of the loans outstanding on the Closing Date, (ii) for the fiscal quarter ending June 30, 2029, an aggregate principal amount equal to 7.50% of the loans outstanding on the Closing Date, and (iii) for the fiscal quarter ending September 30, 2029, an aggregate principal amount equal to 10.00% of the loans outstanding on the Closing Date.

Amounts outstanding under the 2026 Term Loan Agreement are guaranteed by certain of the Borrower’s direct and indirect subsidiaries and secured by a security interest in substantially all of the assets of the Borrower and such direct and indirect subsidiaries, and of the equity interests of the Borrower held by the Company.

The 2026 Term Loan agreement contains certain financial covenants (as defined in the 2026 Term Loan Agreement), including the maintenance of the following ratios:

●	Asset Coverage Ratio not to fall below 1.75x as of each fiscal quarter ending September 30, 2026 through and including December 31, 2026, 2.00x as of each fiscal quarter ending March 31, 2027 through and including December 31, 2027 and 2.50x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Total Net Leverage Ratio not to exceed 2.75x as of each fiscal quarter ending September 30, 2026 through and including December 31, 2026 and 2.50x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter;
●	Current Ratio not to fall below 1.00x, determined as of the last day of any fiscal quarter commencing with the fiscal quarter ending September 30, 2026; and
●	Liquidity not to fall below the greater of (x) $10,000,000 and (y) the amount equal to the scheduled principal and interest payments for the immediately succeeding three-month period, determined as of the last day of any fiscal quarter.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the 2026 Term Loan Agreement, the Company continues to be required to hedge approximately 85% to 50% of its anticipated oil and natural gas production, in varying percentages by year, on a rolling basis for the next four years. The 2026 Term Loan Agreement also contains certain events of default, including non-payment; breaches of representations and warranties; non-compliance with covenants or other agreements; cross-default to material indebtedness; judgments; change of control; and voluntary and involuntary bankruptcy.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$7,958	$—	$7,958

Liabilities
Liabilities from derivative contracts	$—	$12,861	$—	$12,861

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$23,495	$—	$23,495

Liabilities
Liabilities from derivative contracts	$—	$2,325	$—	$2,325

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

As discussed in Note 5, “Debt,” the Company evaluated the 2024 Term Loan Agreement and identified the Exit Fee to be an embedded derivative not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement, at March 31, 2026 and at December 31, 2025. The fair value of the Exit Fee derivative was remeasured each reporting period. The valuation of the Exit Fee derivative included significant inputs such as the timing of potential exit scenarios, forward NYMEX strip pricing, forecasted capital and other expenditures and discount rates. The fair value of the Exit Fee derivative was classified as Level 3 in the fair value hierarchy. The Exit Fee was not included as a term of the 2026 Term Loan Agreement.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. At June 30, 2026, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Term Loan Agreement.

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

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets at June 30, 2026 and December 31, 2025 (in thousands):

Balance sheet location	June 30, 2026	December 31, 2025	Balance sheet location	June 30, 2026	December 31, 2025
Current assets	$4,229	$16,145	Current liabilities	$(6,667)	$(633)
Other noncurrent assets	3,729	7,350	Other noncurrent liabilities	(6,194)	(1,692)
	$7,958	$23,495		$(12,861)	$(2,325)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Location of gain (loss)	Three Months Ended		Six Months Ended
	on derivative contracts on	June 30,		June 30,
Type	Statement of Operations	2026	2025	2026	2025
Commodity contracts:
Unrealized gain (loss)	Other income (expenses)	$20,865	$7,248	$(26,072)	$19,076
Realized (loss) gain	Other income (expenses)	(7,814)	4,300	(8,841)	1,774
Total net gain (loss)		$13,051	$11,548	$(34,913)	$20,850

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At June 30, 2026, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2026	2027	2028	2029
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	770,032	1,136,265	769,584	299,544
Weighted average price	$65.19	$62.81	$62.48	$61.40
Two-way collar:
Total volumes (Bbls)	36,361	—	41,678	243,329
Weighted average price (call)	$83.95	$0.00	$62.35	$63.63
Weighted average price (put)	$67.89	$0.00	$59.00	$57.16
Basis swap:
Total volumes (Bbls)	674,926	980,339	692,020	140,544
Weighted average price	$0.37	$0.55	$0.66	$0.68
WTI NYMEX roll:
Total volumes (Bbls)	674,926	980,339	692,020	140,544
Weighted average price	$(0.13)	$(0.04)	$(0.23)	$(0.29)
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	747,721	1,124,485	2,010,469	527,049
Weighted average price	$3.98	$3.74	$3.36	$3.84
Two-way collar:
Total volumes (MMBtu)	1,274,295	2,100,055	1,083,731	1,378,205
Weighted average price (call)	$4.79	$4.64	$4.10	$4.01
Weighted average price (put)	$3.33	$3.12	$3.34	$2.95
Basis swap:
Total volumes (MMBtu)	1,305,360	2,159,284	2,550,400	527,049
Weighted average price	$(0.75)	$(0.84)	$(0.86)	$(0.89)

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at June 30, 2026 and December 31, 2025 (in thousands):

	Assets from Derivative Contracts		Liabilities from Derivative Contracts
Offsetting of Derivative Assets and Liabilities	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

Gross amounts recognized in the Unaudited Condensed Consolidated Balance Sheet	$7,958	$23,495	$(12,861)	$(2,325)
Amounts not offset in the Unaudited Condensed Consolidated Balance Sheet	(7,958)	(2,325)	7,958	2,325
Net amount	$—	$21,170	$(4,903)	$—

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

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations at December 31, 2025	$20,837
Accretion expense	471
Liabilities incurred	14
Liabilities divested	(3,573)
Liability for asset retirement obligations at June 30, 2026	$17,749

9. COMMITMENTS AND CONTINGENCIES

Commitments

On May 27, 2026, the Company entered into a JEDA with an energy investment firm, pursuant to which the investment firm will earn assigned working interests in certain wells and leasehold acreage in Monument Draw by funding its proportionate share of well costs, subject to a carried interest. Under the JEDA, the Company serves as operator and the investment firm as a non-operating working interest owner. See Note 4, “Oil and Natural Gas Properties – Joint Exploration and Development Agreement” for additional information.

On May 27, 2026, the Company entered into a drilling rig commitment for four consecutive wells to commence during the third quarter of 2026 for approximately $3.3 million that will be incurred during the remainder of 2026. Termination of the drilling rig commitment prior to commencement of drilling operations would result in an early termination penalty of $0.8 million, which would be in lieu of paying the active drilling rig commitment of $3.3 million. Termination of the drilling rig commitment after commencement of mobilization would result in payment of the early termination fee of $0.8 million plus $0.5 million for each well not drilled under the contract.

The Company was previously a party to a gas treating agreement entered into during 2022 pursuant to which the Company had a minimum volume commitment of 20,000 Mcf per day under for an initial term of five years from the in-service date of the facility. Under this gas treating agreement, the Company paid a treating rate that varied based on volumes delivered to the facility. The gas treating agreement was terminated on January 19, 2026.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of June 30, 2026, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

measured by the cost to restore the leased properties to their original condition. Currently and in the past, the Company has been party to such matters in Louisiana. With regard to pending matters, the overall exposure is not currently determinable. The Company intends to vigorously oppose these claims.

10. STOCKHOLDERS’ EQUITY (DEFICIT)

Redeemable Convertible Preferred Stock

During 2023 and 2024, the Company issued, in private placements, an aggregate of 138,000 shares of preferred stock (collectively, the “Redeemable Convertible Preferred Stock”) to certain funds managed by Luminus Management, LLC, Brookfield Oaktree Holdings, LLC, and Gen IV Investment Opportunities, LLC (“Gen IV”), the Company’s largest three stockholders at the time of issuance. For accounting purposes, upon issuance of the Redeemable Convertible Preferred Stock, the Company recorded the net proceeds as mezzanine equity (temporary equity) on the unaudited condensed consolidated balance sheets because it was not mandatorily redeemable but did contain a redemption feature at the option of the preferred holders that was considered not solely within the Company’s control. The Redeemable Convertible Preferred Stock was originally recorded net of original issue discount and accrued offering costs as mezzanine equity (temporary equity) and subsequently a non-cash deemed dividend was recorded to increase the carrying value of the preferred stock to its redemption amount. At March 25, 2026, the holders of the Redeemable Convertible Preferred Stock (neither individually nor collectively) no longer controlled the Company’s board of directors. Thus, the Company recorded a deemed dividend in the amount of $8.3 million to increase the carrying value of the Redeemable Convertible Preferred Stock to its redemption amount on that date and such was reclassified from temporary equity to permanent equity at the total remeasured carrying amount of $234.6 million on the unaudited condensed consolidated balance sheet as of March 31, 2026 because previously identified redemption features that were not solely within the control of the Company no longer existed.

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

At June 30, 2026, there were 130,197 shares of Redeemable Convertible Preferred Stock outstanding with total liquidation preference of $198.3 million.

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

At-the-Market Program

On May 5, 2026, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”) pursuant to which the Company may issue and sell, from time to time, up to $150.0 million of shares of its common stock, through or to the Agent, acting as agent or principal, under the Sales Agreement in at-the-market transactions (the “ATM Program”). Sales under the ATM Program, if any, are made by means of ordinary brokers’ transactions at market prices prevailing at the time of sale, or at prices related to prevailing market prices. Under the Sales Agreement, the Company has provided the Agent with customary indemnification rights and the Agent is entitled to commission of up to 3.0% of the gross proceeds from each sale of common stock under the ATM Program effectuated through or to the Agent. For the period May 6, 2026 through June 30, 2026, the Company sold and issued 17,396,701 shares under the ATM Program for net proceeds of $30.3 million, after deducting sales commissions and other offering costs. As of June 30, 2026, the Company had $118.9 million of aggregate gross sales remaining under the Sales Agreement. Subsequent to June 30, 2026 through July 29, 2026 when sales under the ATM Program were suspended, the Company sold an additional 14,895,784 shares under the ATM Program for net proceeds of $25.6 million, after deducting sales commissions and other offering costs.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic:
Net income (loss)	$15,508	$4,796	$(40,969)	$10,819
Less: Preferred stock dividend	—	(8,270)	(8,331)	(20,090)
Less: Undistributed earnings allocable to preferred stockholders	(6,434)	—	—	—
Net income (loss) available to common stockholders	$9,074	$(3,474)	$(49,300)	$(9,271)
Weighted average basic number of common shares outstanding basic	26,430	16,457	21,947	16,457
Basic net income (loss) per share of common stock	$0.34	$(0.21)	$(2.25)	$(0.56)

Diluted:
Net income (loss) available to common stockholders basic	$9,074	$(3,474)	$(49,300)	$(9,271)
Reallocation of undistributed earnings	6,434	—	—	—
Net income (loss) available to common stockholders diluted	$15,508	$(3,474)	$(49,300)	$(9,271)

Weighted average basic number of common shares outstanding basic	26,430	16,457	21,947	16,457
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options and vesting of restricted stock units(1)	—	—	—	—
Assumed conversion of Redeemable Convertible Preferred Stock	18,742	—	—	—
Weighted average diluted number of common shares outstanding diluted	45,172	16,457	21,947	16,457
Diluted net income (loss) per share of common stock	$0.34	$(0.21)	$(2.25)	$(0.56)
(1)	No impact to diluted earnings per share because antidilutive.

The Company computes earnings per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”), which requires earnings per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method which allocates earnings for the reporting period between common shareholders and other security holders based on their respective participation rights in undistributed earnings. Diluted earnings per share resulted in the same dilution calculated using the two-class method as using the if-converted method. For additional information on the Company’s preferred stock, which is considered a participating security, see Note 10, “Stockholders’ Equity (Deficit)”.

For the three and six months ended June 30, 2026 and 2025, common stock equivalents, including options and restricted stock units (“RSUs”), totaling 106,257 were anti-dilutive and not included in the computation of diluted earnings per share of common stock.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$7,803	$8,468
Joint interest accounts	743	1,383
Other	5,860	2,220
Total Accounts receivable, net	$14,406	$12,071

Prepaids and other:
Prepaids	$363	$621
Funds in escrow	—	171
Other	99	100
Total Prepaids and other	$462	$892

Other assets (Non-current):
Funds in escrow	$609	$599
Other	2,915	2,761
Total Other assets (Non-current)	$3,524	$3,360

Accounts payable and accrued liabilities
Trade payables	$12,859	$12,629
Accrued oil and natural gas capital costs	5,888	5,685
Revenues and royalties payable	11,346	10,901
Accrued interest expense	47	67
Accrued employee compensation	2,023	385
Accrued lease operating expenses	5,623	8,000
Other	2,112	2,067
Total Accounts payable and accrued liabilities	$39,898	$39,734

Certain income statement amounts are comprised of the following (in thousands) for the periods presents:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense and other:
Interest expense	$5,124	$7,341	$10,965	$14,530
Interest income	(612)	(764)	(936)	(1,343)
Other	(188)	22	(188)	82
Total Interest expense and other	$4,324	$6,599	$9,841	$13,269

13. SUBSEQUENT EVENTS

On August 7, 2026, the Company entered into a Preferred Stock Repurchase and Conversion Agreement (the “Repurchase Agreement”) with Gen IV, pursuant to which (i) the Company agreed to repurchase from Gen IV 5,138 shares of the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share, and 6,578.11 shares of the Company’s Series A-1 Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A-1 Preferred Stock”), for an aggregate purchase price of $19.0 million (the “Repurchase”), and (ii) Gen IV elected to

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

convert 1,231.89 shares of Series A-1 Preferred Stock, 6,630 shares of the Company’s Series A-2 Redeemable Convertible Preferred Stock, par value $0.0001 per share, 3,789 shares of the Company’s Series A-3 Redeemable Convertible Preferred Stock, par value $0.0001 per share, and 3,789 shares of the Company’s Series A-4 Redeemable Convertible Preferred Stock, par value $0.0001 per share into an aggregate 3,494,259 shares of the Company’s common stock, par value $0.0001 per share (the “Conversion”).

Following the closing of the transactions contemplated by the Repurchase Agreement, Gen IV no longer holds any shares of preferred stock of the Company. The shares of preferred stock repurchased by the Company will be retired and cancelled.

In connection with the Repurchase Agreement, on August 7, 2026, the Company and Gen IV entered into a Voting and Lock-Up Agreement (the “Voting Agreement”), pursuant to which Gen IV agreed, among other things, for a period of 12 months from the date of the Voting Agreement (or, if earlier, until Gen IV and its affiliates no longer hold any Voting Securities (as defined in the Voting Agreement) (i) to vote, and to cause its affiliates to vote, the Voting Securities in favor of (A) the election of any director nominees of the Company in an uncontested election and (B) the ratification of the Company’s independent registered public accounting firm, in each case as recommended by the Company’s board of directors, and (ii) to a customary lock-up with respect to its Lock-Up Securities (as defined in the Voting Agreement), subject to customary exceptions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three and six months ended June 30, 2026 and 2025 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report for the fiscal year ended December 31, 2025. The results presented in this Quarterly Report are not necessarily indicative of future operating results.

Statements in this discussion may be forward-looking. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, and as supplemented by this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These forward-looking statements involve risks and uncertainties, including those discussed below, which could cause actual results to differ from those expressed. For more information, see “Special note regarding forward-looking statements.”

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

Recent Developments

2026 Term Loan Agreement

On June 30, 2026, we entered into a Third Amended and Restated Senior Secured Credit Agreement (the “2026 Term Loan Agreement”) which amended and restated in its entirety the Second Amended and Restated Senior Secured Credit Agreement (the “2024 Amended Term Loan Agreement”) dated as of December 26, 2024. Pursuant to the 2026 Term Loan Agreement, the lenders agreed to provide us with (i) a term loan facility in the aggregate principal amount of $162.5 million, deemed funded on June 30, 2026 and (ii) on an uncommitted and absolutely discretionary basis, a delayed draw term loan facility in a maximum aggregate amount of up to $175.0 million, to be made available from and including June 30, 2026 through and including the earliest to occur of (a) the date on which the delayed draw term loans have been fully drawn or (b) the date on which the discretionary delayed draw term loan commitments are terminated, subject to the satisfaction of certain conditions as outlined in the 2026 Term Loan Agreement. The 2026 Term Loan Agreement matures on December 31, 2029 and bears interest at a rate per annum equal to a forward-looking term rate based on SOFR for a tenor of three months (with a credit spread adjustment of 0.15% per annum) (or another applicable reference rate, as determined pursuant to the terms of the 2026 Term Loan Agreement) plus an applicable margin of 6.50% (or, for ABR Loans, a base rate plus an applicable margin of 5.50%). The applicable margin is fixed at 6.50% and replaces the leverage-based pricing grid contained in the 2024 Amended Term Loan Agreement, under which the applicable SOFR margin ranged from 7.75% to 8.50% depending on the Total Net Leverage Ratio. We are required under the 2026 Term Loan Agreement to make scheduled amortization payments (i) commencing with the fiscal quarter ending June 30, 2027 through and including the fiscal quarter ending March 31, 2029, in an aggregate principal amount equal to 1.25% of the loans outstanding on June 30, 2026, (ii) for the fiscal quarter ending June 30, 2029, an aggregate principal amount equal to 7.50% of the loans outstanding on June 30, 2026, and (iii) for the fiscal quarter ending September 30, 2029, an aggregate principal amount equal to 10.00% of the loans outstanding on June 30, 2026.

The 2026 Term Loan Agreement also contains certain financial covenants (as defined in the 2026 Term Loan Agreement), including the maintenance of (i) a Total Net Leverage Ratio not to exceed 2.75x as of each fiscal quarter ending September 30, 2026 through and including December 31, 2026, and 2.50x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter, (ii) a Current Ratio not to fall below 1.00x, determined as of the last day of any fiscal quarter commencing with the fiscal quarter ending September 30, 2026, (iii) an Asset Coverage Ratio not to fall below 1.75x as of each fiscal quarter ending September 30, 2026 through and including December 31, 2026, 2.00x as of each fiscal quarter ending March 31, 2027 through and including December 31, 2027, and 2.50x for each fiscal quarter thereafter, determined as of the last day of each fiscal quarter, and (iv) Liquidity not to fall below the greater of (x) $10,000,000 and (y) the amount equal to the scheduled principal and interest payments for the immediately succeeding three-month period, determined as of the last day of any fiscal quarter.

We recorded an additional $0.4 million of deferred financing costs at June 30, 2026 in conjunction with entry into the 2026 Term Loan Agreement.

Joint Exploration and Development Agreement

On May 27, 2026, we entered into a joint exploration and development agreement (“JEDA”) with an energy investment firm, pursuant to which the investment firm will earn assigned working interests in certain wells and leasehold acreage in Monument Draw by funding its proportionate share of well costs, subject to a carried interest. Under the JEDA, we serve as operator and the investment firm as a non-operating working interest owner. The JEDA contemplates a primary tranche of four identified wells, in which both us and the investment firm have committed to participate, and following completion of that tranche, we may propose one or more subsequent tranches, each subject to the investment firm’s election to participate. Pursuant to the JEDA, we were required to spud an initial well prior to August 1, 2026, however, both parties agreed and the spud date of the initial well was delayed until mid-August 2026. Well costs and revenues for the initial tranche are allocated 50% to us and 50% to the investment firm on an 8/8ths cost basis, with post-completion net revenue interest and operating cost allocations of approximately 55% to us and 45% to the investment firm, subject to adjustment for the investment firm’s earned working interest share. We bear a carried interest equal to 10% of our participating interest with respect to well costs chargeable to wells in the primary tranche and any subsequent tranche, such that the investment firm funds a portion of costs attributable to our retained interest in exchange for the assignment of working interest. The investment firm’s allocated percentage of certain net revenue interest (up to an additional 2.5%) varies based on the trading price of 2027 WTI crude oil (as measured by the applicable futures index) on the last trading day of 2026, with a threshold of $70.00 per barrel determining whether a 25% or 45% allocated percentage applies. As of June 30, 2026, we had incurred approximately $0.5 million of well costs under the JEDA, of which 50% will be billed to the investment firm in accordance with the cost-sharing provisions of the JEDA.

At the Market Sales Offering

On May 5, 2026, we entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”) pursuant to which we may issue and sell, from time to time, up to $150.0 million of shares of our common stock, through or to the Agent, acting as agent or principal, under the Sales Agreement in at-the-market transactions (the “ATM Program”). For the period May 6, 2026 through June 30, 2026, we sold and issued 17,396,701 shares under the ATM Program for net proceeds of $30.3 million, after deducting sales commissions and other offering costs. As of June 30, 2026, we had $118.9 million of aggregate gross sales remaining under the Sales Agreement. Subsequent to June 30, 2026 through July 29, 2026 when sales under the ATM Program were suspended, we sold an additional 14,895,784 shares under the ATM Program for net proceeds of $25.6 million, after deducting sales commissions and other offering costs.

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

West Quito Divestiture

On December 18, 2025, we entered into an agreement of sale and purchase with MCM Delaware Resources, LLC (“MCM”) to sell substantially all of our oil and natural gas properties and related assets in the West Quito Draw area located in the Southern Delaware Basin in Ward County, Texas (the “West Quito Assets”) for a total sales price of approximately $62.6 million, subject to adjustment for accounting between the effective date of December 1, 2025 and the closing date and other customary adjustments (the “West Quito Divestiture”). The West Quito Divestiture closed on February 24, 2026 for an adjusted sales price of $60.1 million, reflecting adjustment for accounting effective date of December 1, 2025 and other customary adjustments. The West Quito Assets include approximately 6,100 net acres in Ward County, Texas and proved reserves for these properties accounted for approximately 6.0 MMboe, or approximately 10%, of our proved reserves at December 31, 2025. We used $45.6 million of the net proceeds from closing to repay amounts outstanding under the 2024 Amended Term Loan Agreement on February 24, 2026 - $40.0 million pursuant to the Third Amendment and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026. Pursuant to the Third Amendment, on February 24, 2026, $12.9 million of Reinvestment Proceeds were held in a reinvestment account to be used to acquire additional contiguous non-operated oil and natural gas properties consisting of proved developed reserves in Ward and Winkler Counties, Texas, to fund permitted capital expenditures in the Monument Draw area and/or to fund the drilling and completion of two Monument Draw wells within 180 days after receipt. Should such funds have not been spent within the 180-day period, the Reinvestment Proceeds shall be used to prepay borrowings outstanding under the 2024 Amended Term Loan Agreement. At June 30, 2026, $5.2 million of Reinvestment Proceeds remained and was recorded as restricted cash.

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

Capital Resources and Liquidity

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. We generated a net loss of $41.0 million for the six months ended June 30, 2026 and had working capital of $58.4 million as of June 30, 2026. As of June 30, 2026, we had $83.1 million of cash and cash equivalents, $162.5 million of borrowings outstanding and secured access to up to $175.0 million of additional discretionary delayed draw capacity to fund future growth, available on an uncommitted basis under the 2026 Term Loan Agreement and no required debt repayments due until June 30, 2027 under our 2026 Term Loan Agreement. We closed on the sale of our West Quito Assets on February 24, 2026 for net proceeds of $60.1 million, of which $45.6 million was used to repay a portion of outstanding borrowings under our 2024 Amended Term Loan Agreement including $40.0 million pursuant to the Third Amendment and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026. Pursuant to the Third Amendment and continuing requirements under the 2026 Term Loan Agreement, remaining proceeds from the sale after related expenses (the “Reinvestment Proceeds”) are to be used to acquire additional contiguous non-operated oil and natural gas properties consisting of proved developed reserves in Ward and Winkler Counties, Texas, to fund permitted capital expenditures in the Monument Draw area and/or to fund the drilling and completion of two Monument Draw wells within 180 days after receipt. Should such funds have not been spent within the 180-day period, the Reinvestment Proceeds shall be used to prepay borrowings outstanding under the 2026 Term Loan Agreement. At June 30, 2026, $5.2 million of Reinvestment Proceeds remained and such were recorded as restricted cash.

On March 3, 2026, we entered into a definitive agreement to sell in a private placement to an institutional investor, 1,800,000 shares of our common stock and 927,273 prefunded warrants for the purchase of common stock at $5.50 per share for total proceeds of $15.0 million. The offering closed on March 4, 2026, on satisfaction of customary closing conditions. On May 5, 2026, we established our ATM Program, pursuant to which we may issue and sell, from time to time, up to $150.0 million of shares of our common stock, through or to our Agent, acting as agent or principal, under the Sales Agreement in at-the-market transactions. For the period May 6, 2026 through June 30, 2026, we sold 17,396,701 shares under the ATM Program for net proceeds of $30.3 million, after deducting sales commissions and other offering costs. Subsequent to June 30, 2026 through July 29, 2026 when sales under the ATM Program were suspended, we sold an additional 14,895,784 shares under the ATM Program for net proceeds of $25.6 million, after deducting sales commissions and other offering costs. We intend to use the net proceeds received from the private placement and ATM Program offerings for working capital and general corporate purposes.

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

On May 30, 2025, we received written notice (the “Notice”) on behalf of the NYSE American indicating that we are no longer in compliance with NYSE American’s continued listing standards. Specifically, the letter stated that we are not in compliance with the continued listing standards set forth in Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(i) requires a listed company to have stockholders’ deficit of $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Our noncompliance resulted from our reporting stockholders’ deficit of $1.8 million as of March 31, 2025, and losses from continuing operations and/or net losses in three of our four most recent fiscal years ended December 31, 2024. We reported stockholders’ equity of $157.1 million at March 31, 2026 resulting from the reclassification of our preferred stock from temporary to permanent equity and additional losses from operations and continued to report stockholders’ equity of $203.1 million at June 30, 2026. The Notice further provided that we must submit a plan of compliance (the “Plan”) by June 30, 2025 addressing how we intend to regain compliance with the continued listing standards by November 30, 2026. Such Plan was submitted by the required deadline and our Plan was accepted by the NYSE. The Notice has no immediate impact on the listing of our shares of common stock, which will continue to be listed and traded under the symbol “BATL” on the NYSE American during this period, subject to our compliance with the other listing requirements of the NYSE American. The notice does not affect our ongoing business operations or our reporting requirements with the Securities and Exchange Commission.

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

Lastly, actual or anticipated declines in domestic or foreign economic activity or growth rates, regional or worldwide increases in tariffs or other trade restrictions, turmoil affecting the United States or global financial system and markets and a severe economic contraction either regionally or worldwide, resulting from international conflicts, efforts to contain pandemics or other factors, could materially affect our business and financial condition and impact our ability to finance operations by worsening the actual or anticipated future drop in worldwide oil demand, negatively impacting the price received for oil and natural gas production or adversely impacting our ability to comply with covenants in our 2026 Term Loan Agreement. Negative economic conditions could also adversely affect the collectability of our trade receivables or performance by our vendors and suppliers or cause our commodity hedging arrangements to be ineffective if our counterparties are unable to perform their obligations. All of the foregoing may adversely affect our business, financial condition, results of operations, cash flows and, potentially, compliance with the covenants contained in our 2026 Term Loan Agreement.

Debt Obligations. Under our 2026 Term Loan Agreement, we are required to make scheduled quarterly amortization payments (i) commencing with the fiscal quarter ending June 30, 2027 through and including the fiscal quarter ending March 31, 2029, in an aggregate principal amount equal to 1.25% of the loans outstanding on June 30, 2026, (ii) for the fiscal quarter ending June 30, 2029, an aggregate principal amount equal to 7.50% of the loans outstanding on June 30, 2026, and (iii) for the fiscal quarter ending September 30, 2029, an aggregate principal amount equal to 10.00% of the loans outstanding on June 30, 2026. We must make a total of $2.0 million in debt repayments through June 2027 under our 2026 Term Loan Agreement.

Changes in the level and timing of our production, drilling and completion costs, the cost and availability of transportation for our production and other factors varying from our expectations can affect our ability to comply with the covenants under our 2026 Term Loan Agreement. As a consequence, we endeavor to anticipate potential covenant compliance issues and work with our lenders to address any such issues ahead of time.

While we have largely been successful in obtaining modifications of our covenants as needed, there can be no assurance that we will be successful in the future. In the event we are not successful in obtaining covenant modifications, if needed, there is no assurance that we will be successful in implementing alternatives that allow us to maintain compliance with our covenants or that we will be successful in obtaining alternative financing that provides us with the liquidity that we need to operate our business. Even if successful, alternative sources of financing could prove more expensive than borrowings under our 2026 Term Loan Agreement.

Cash Flows

Net increase in cash and cash equivalents is summarized as follows (in thousands):

	Six Months Ended
	June 30,
	2026	2025

Cash flows provided by operating activities	$10,883	$22,936
Cash flows provided by (used in) investing activities	52,223	(53,474)
Cash flows (used in) provided by financing activities	(2,771)	55,447
Net increase in cash, cash equivalents and restricted cash	$60,335	$24,909

Operating Activities. Net cash flows provided by operating activities for the six months ended June 30, 2026 and 2025, were $10.8 million and $22.9 million, respectively. Items impacting the decrease in operating cash flows were driven by changes in working capital primarily related to unrealized losses (gains) on derivative contracts for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Investing Activities. Net cash flows provided by investing activities for the six months ended June 30, 2026 were approximately $52.2 million primarily from proceeds received from sales of oil and natural gas assets compared to net cash flows used in investing activities for the six months ended June 30, 2025 of $53.5 million primarily for drilling and completion activities.

During the six months ended June 30, 2026, we spent $7.8 million on oil and natural gas capital expenditures, of which $4.0 million related to drilling and completion costs and $3.2 million related to the development of our treating equipment and gathering support infrastructure.

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

Financing Activities. Net cash flows used in financing activities for the six months ended June 30, 2026 were $2.7 million compared to net cash flows provided by financing activities for the six months ended June 30, 2025 of $55.4 million. During the six months ended June 30, 2026, we repaid $45.6 million under our 2024 Amended Term Loan Agreement and issued $43.9 million in common stock, net of issuance costs. During the six months ended June 30, 2025, we received net proceeds of $61.1 million from the incurrence of the Incremental Term Loans on January 9, 2025.

Off-Balance Sheet Arrangements

At June 30, 2026, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

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

Results of Operations

The table below sets forth financial information for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands (except per unit and per Boe amounts)	2026	2025	2026	2025
Operating revenues:
Oil	$49,152	$36,291	$85,434	$75,991
Natural gas	(6,904)	935	(8,397)	3,758
Natural gas liquids	5,730	5,350	10,003	10,212
Other	151	236	263	326
Operating expenses:
Production:
Lease operating	9,189	10,670	19,283	21,028
Workover and other	622	2,309	1,640	3,742
Taxes other than income	2,981	2,522	5,305	5,322
Gathering and other	12,268	10,958	23,518	22,958
General and administrative:
General and administrative	3,645	2,567	7,905	6,932
Stock-based compensation	421	—	421	48
Depletion, depreciation and accretion:
Depletion – Full cost	11,988	13,554	24,076	26,228
Depreciation – Other	13	107	37	241
Accretion expense	221	278	471	550
Other income (expenses):
Net gain (loss) on derivative contracts	13,051	11,548	(34,913)	20,850
Interest expense and other	(4,324)	(6,599)	(9,841)	(13,269)
Loss on extinguishment of debt	—	—	(862)	—
Net (loss) income	$15,508	$4,796	$(40,969)	$10,819

Production:
Oil – MBbls	510	584	1,038	1,153
Natural Gas - MMcf	2,012	2,136	4,066	3,935
Natural gas liquids – MBbls	283	242	546	444
Total MBoe(1)	1,129	1,182	2,262	2,253
Average daily production – Boe(1)	12,407	12,989	12,497	12,448

Average price per unit (2):
Oil price - Bbl	$96.38	$62.14	$82.31	$65.91
Natural gas price - Mcf	(3.43)	0.44	(2.07)	0.96
Natural gas liquids price - Bbl	20.25	22.11	18.32	23.00
Total per Boe(1)	42.50	36.02	38.48	39.93

Average cost per Boe:
Production:
Lease operating	$8.14	$9.03	$8.52	$9.33
Workover and other	0.55	1.95	0.73	1.66
Taxes other than income	2.64	2.13	2.35	2.36
Gathering and other	10.87	9.27	10.40	10.19
General and administrative:
General and administrative	3.23	2.17	3.49	3.08
Stock-based compensation	0.37	—	0.19	0.02
Depletion	10.62	11.47	10.64	11.64
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or natural gas liquids (“NGLs”) based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and NGLs revenues were $48.0 million and $42.6 million for the three months ended June 30, 2026 and 2025, respectively.  The increase in revenues is primarily attributable to an increase in average realized prices for oil, natural gas and NGLs partially offset by lower production volumes for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. We realized negative natural gas pricing for the three months ended June 30, 2026 whereby costs and differentials exceeded the sales price for natural gas and resulted in us as seller paying the purchaser to take the natural gas. Average realized prices (excluding the effects of hedging arrangements) increased approximately $6.48 per Boe for three months ended June 30, 2026 when compared with the same period in 2025. Production averaged 12,407 Boe per day for the three months ended June 30, 2026 compared to 12,989 Boe per day for the three months ended June 30, 2025.

Oil, natural gas and NGLs revenues were $87.0 million and $90.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in revenues is primarily attributable to a decrease in our average realized prices partially offset by slightly higher production volumes in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Average realized prices (excluding the effects of hedging arrangements) decreased approximately $1.45 per Boe for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025. Production averaged 12,497 Boe per day for the six months ended June 30, 2026 compared to 12,448 Boe per day for the six months ended June 30, 2025. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Lease Operating Expenses. Lease operating expenses were $9.2 million and $10.7 million for the three months ended June 30, 2026 and 2025, respectively, and $19.3 million and $21.0 million for the six months ended June 30, 2026 and 2025, respectively. On a per unit basis, lease operating expenses were $8.14 per Boe and $9.03 per Boe for the three months ended June 30, 2026 and 2025, respectively, and $8.52 per Boe and $9.33 per Boe for the six months ended June 30, 2026 and 2025, respectively. The decrease in lease operating expenses on a per unit basis for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is primarily a result of lower maintenance, power, and chemical costs.

Workover and Other Expenses. Workover and other expenses were $0.6 million and $2.3 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively. On a per unit basis, workover and other expenses were $0.55 per Boe and $1.95 per Boe for the three months ended June 30, 2026 and 2025, respectively, and $0.73 per Boe and $1.66 per Boe for the six months ended June 30, 2026 and 2025, respectively. The decrease in workover and other expenses for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is the result of less workover activity during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.

Taxes Other than Income. Taxes other than income were $3.0 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively, and $5.3 million for both the six months ended June 30, 2026 and 2025. Severance taxes are based on realized prices and volumes at the wellhead, while ad valorem taxes are tied to the annual valuation of our properties. As revenues or volumes from oil and natural gas sales increase or decrease, severance taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $2.64 per Boe and $2.13 per Boe for the three months ended June 30, 2026 and 2025, respectively, and $2.35 per Boe and $2.36 per Boe for the six months ended June 30, 2026 and 2025, respectively.

Gathering and Other Expenses. Gathering and other expenses were $12.3 million and $11.0 million for the three months ended June 30, 2026 and 2025, respectively, and $23.5 million and $23.0 million for the six months ended June 30, 2026 and 2025, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes. On a per unit basis, gathering and other expenses were $10.87 per Boe and $9.27 per Boe for the three months ended June 30, 2026 and 2025, respectively, and $10.40 per Boe and $10.19 per Boe for the six months ended June 30, 2026 and 2025, respectively. The increase in gathering and other expenses per Boe for the three and six months ended June 30, 2026 compared to the three and six months ended June 30,

2025 is primarily related to greater throughput volumes resulting from entry into a long-term processing agreement with a publicly traded large-cap midstream provider in January 2026.

General and Administrative Expense. General and administrative expense, excluding stock-based compensation, was $3.6 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, and $7.9 million and $6.9 million for the six months ended June 30, 2026 and 2025, respectively. On a per unit basis, general and administrative expenses were $3.23 per Boe and $2.17 per Boe for the three months ended June 30, 2026 and 2025, respectively, and $3.50 per Boe and $3.08 per Boe for the six months ended June 30, 2025 and 2024, respectively. The increase in general and administrative expense for the three and six months ended June 30, 2026 compared with the same prior year periods is primarily due to higher professional fees including legal costs. We incurred $0.4 million of stock-based compensation expense during the three and six months ended June 30, 2026 related to the vesting of a restricted stock unit grant to specific executives upon the occurrence of a defined event. Comparatively, we incurred less than $0.1 million of stock-based compensation expense for the six months ended June 30, 2025.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period.

Depletion expense was $12.0 million and $13.6 million for the three months ended June 30, 2026 and 2025, respectively, and $24.1 million and $26.2 million for the six months ended June 30, 2026 and 2025, respectively. On a per unit basis, depletion expense was $10.62 per Boe and $11.47 per Boe for the three months ended June 30, 2026 and 2025, respectively, and $10.64 per Boe and $11.64 per Boe for the six months ended June 30, 2026 and 2025, respectively. The decrease in our depletion rate per Boe is primarily due to a period over period decrease in net oil and natural gas properties resulting from the sale of our West Quito Assets combined with the associated period over period decrease in proved reserves.

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

For the three months ended June 30, 2026, we recorded a net derivative gain of $13.1 million ($20.9 million net unrealized gain on unsettled contracts offset by a $7.8 million net realized loss on settled contracts). For the three months ended June 30, 2025, we recorded a net derivative gain of $11.5 million ($7.2 million net unrealized gain on unsettled contracts and $4.3 million net realized gain on settled contracts). For the six months ended June 30, 2026, we recorded a net derivative loss of $34.9 million ($26.1 million net unrealized loss on unsettled contracts and $8.8 million net realized loss on settled contracts). For the six months ended June 30, 2025, we recorded a net derivative gain of $20.9 million ($19.1 million net unrealized gain on unsettled contracts and $1.8 million net realized gain on settled contracts). At June 30, 2026, we had a $8.0 million derivative asset ($4.2 million current) and a $12.9 million derivative liability ($6.7 million current).

Interest Expense and Other. Interest expense and other totaled $4.3 million and $6.6 million for the three months ended June 30, 2026 and 2025, respectively and $9.8 million and $13.3 million for the six months ended June 30, 2026 and 2025, respectively. Our weighted average interest rate was approximately 11.59% and 11.58% for the three and six months ended June 30, 2026, respectively. Comparatively, our weighted average interest rate was approximately 12.20% for the three and six months ended June 30, 2025. For the third quarter of 2026, our interest rate will be approximately 10.38% on outstanding borrowings.

Loss on extinguishment of debt. We recorded a loss on extinguishment of debt in the amount of $0.9 million for the six months ended June 30, 2026 to write-off the proportionate amount of deferred financing costs and debt discount associated with the February 24, 2026 principal prepayment under our 2024 Amended Term Loan Agreement.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. At June 30, 2026, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement, as amended. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, “Derivative and Hedging Activities,” for more details.

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

At June 30, 2026, the principal amount of our 2026 Term Loan Agreement was $162.5 million, which bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At June 30, 2026, the weighted average interest rate on our variable rate debt was 11.58% per year. If the balance of our variable interest rate debt at June 30, 2026 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $1.9 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of June 30, 2026. On the basis of this review, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

This Quarterly Report should be read in conjunction with the risk factors included in Item 1A. Risk Factors in our Annual Report. We are not aware of any material changes to the risk factors disclosed in our Annual Report except for the risk factor set forth below.

There has been recent dilution and there may continue to be additional future dilution of our common stock, including as a result of the Company’s ATM Program (as defined below), which could adversely affect the market price of shares of our common stock.

On May 5, 2026, we entered into a sales agreement with Roth Capital Partners, LLC (the “Agent”) (the “Sales Agreement”) pursuant to which we may issue and sell, from time to time, up to $150.0 million of shares of our common stock, through or to the Agent, acting as agent or principal, under the Sales Agreement in at-the-market transactions (the “ATM Program”). From May 5, 2026 to the date of this Quarterly Report, the outstanding shares of our common stock have increased by 32,292,485 shares as a result of sales pursuant to the ATM Program. We may issue additional shares of common stock to raise cash to bolster our liquidity, to repay, refinance, redeem or exchange indebtedness (including expenses, accrued interest, and premium, if any), for working capital, to finance strategic initiatives and future acquisitions, or for other purposes. Additional issuances will dilute the ownership interest of our common stockholders. Investors who purchase shares in our ATM Program at different times will likely pay different prices, and so may experience different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold, and there is no minimum or maximum sales price. Investors may experience declines in the value of their shares as a result of share sales made at prices lower than the prices they paid. In addition, future issuances of common stock, including through our ATM Program, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.2		Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 9, 2026).
10.1		Sales Agreement, dated as of May 5, 2026, by and among the Company and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed May 5, 2026).
10.2

Third Amended and Restated Senior Secured Credit Agreement dated as of June 30, 2026, by and among Battalion Oil Corporation, as holdings, Halcón Holdings LLC, as borrower, the subsidiary guarantors party thereto, Fortress Credit Corp., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed July 1, 2026).

10.3

Preferred Stock Repurchase and Conversion Agreement, dated August 7, 2026, by and between Battalion Oil Corporation and Gen IV Investment Opportunities, LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 7, 2026).

10.4

Voting and Lock-Up Agreement, dated August 7, 2026, by and between Battalion Oil Corporation and Gen IV Investment Opportunities, LLC (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 7, 2026).

31	*	Sarbanes-Oxley Section 302 certification of Principal Executive Officer and Principal Financial Officer
32	†	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Attached hereto.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BATTALION OIL CORPORATION

August 12, 2026	By:	/s/ MATTHEW B. STEELE

	Name:	Matthew B. Steele
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)