Form 10-Q
period 2026-09-30
BATTALION OIL CORP
filed 2026-11-12
CIK 1282648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

At November 9, 2026, 59,506,510 shares of the Registrant’s Common Stock were outstanding.

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	5
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2026 and 2025	5
	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2026 and December 31, 2025	6
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2026 and the Year Ended December 31, 2025	7
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2026 and 2025	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	42
ITEM 4.	Controls and Procedures	42

PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	43
ITEM 1A.	Risk Factors	43
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3.	Defaults Upon Senior Securities	44
ITEM 4.	Mine Safety Disclosures	44
ITEM 5.	Other Information	44
ITEM 6.	Exhibits	45
Signatures		46

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (the “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, may be forward-looking statements, should be evaluated as such and may concern, among other things, planned capital expenditures, potential increases in oil and natural gas production, potential costs to be incurred, future cash flows and borrowings, our financial position, business strategy and other plans and objectives for future operations. These forward-looking statements may be identified by their use of terms and phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “explore,” “forecast,” ”intend,” “may,” “objective,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would” and similar terms and phrases. Although we believe that the expectations reflected in forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements. Readers should consider carefully the risks described under the “Risk Factors” section of our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) and as supplemented in the “Risk Factors” section of this Quarterly Report, as well as the other disclosures contained herein and therein, which describe factors that could cause our actual results to differ from those anticipated in forward-looking statements, which include, but are not limited to, the following factors:

●	volatility in prices for oil, natural gas and natural gas liquids (“NGLs”);
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations and develop our undeveloped acreage positions;
●	contractual limitations that affect our management’s discretion in managing our business, including covenants that, among other things, limit our ability to incur debt, make investments and pay cash dividends;
●	our indebtedness, which may increase in the future, and higher levels of indebtedness can make us more vulnerable to economic downturns and adverse developments in our business;
●	sales of substantial amounts of our securities in the public markets, including sales in at-the-market transactions (the “ATM Program”), or the perception that such sales might occur, could reduce the price our common stock and may dilute the ownership interest of our common stockholders;
●	our ability to replace our oil and natural gas reserves and production;
●	the presence or recoverability of estimated oil and natural gas reserves attributable to our properties and the actual future production rates and associated costs of producing those oil and natural gas reserves;
●	our ability to successfully develop our large inventory of undeveloped acreage;
●	the cost and availability of goods and services, such as drilling rigs, fracture stimulation services and tubulars, which may be subject to inflation caused by labor shortages, supply shortages and increased demand, tariffs and other inflationary pressures;
●	drilling and operating risks, including accidents, equipment failures, fires, and releases of toxic or hazardous materials, such as hydrogen sulfide (H2S), which can result in injury, loss of life, pollution, property damage and suspension of operations;
●	senior management’s ability to execute our plans to meet our goals;
●	access to and availability of water, sand and other treatment materials to carry out fracture stimulations in our completion operations;
●	the possibility that our industry may be subject to future regulatory or legislative actions (including, but not limited to, additional taxes and changes in environmental regulations);
●	access to adequate gathering systems, processing and treating facilities and transportation take-away capacity to move our production to marketing outlets to sell our production at market prices;
●	our ability to pursue and integrate strategic mergers and acquisitions;
●	divestitures could negatively impact our business and our results of operations may be adversely affected if we fail to manage and complete divestitures;
●	the potential for production decline rates for our wells to be greater than we expect;
●	our ability to meet the continued listing standards of NYSE American;
●	competition, including competition for acreage in our resource play;
●	environmental risks, such as accidental spills of toxic or hazardous materials, and the potential for environmental liabilities;

●	exploration and development risks;
●	our ability to retain key members of senior management, the board of directors and key technical employees;
●	social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States (the “U.S.”), such as the political situation in Venezuela, the ongoing conflict between Ukraine and Russia and the war in the Middle East, and acts of terrorism or sabotage;
●	impacts of climate regulations or lawsuits;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including the possibility that economic conditions in the U.S. will worsen and that capital markets are disrupted, which could adversely affect demand for oil and natural gas and make it difficult to access capital;
●	changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs and their related impacts on the economy;
●	impacts and potential risks related to actual or anticipated pandemics, including any associated impact to our operations, financial results, liquidity, contractors, customers, employees and vendors;
●	integration of emerging technologies, including artificial intelligence, for improving operational efficiency;
●	impacts and potential risks of extreme weather;
●	other economic, competitive, governmental, regulatory, legislative, including federal and state regulations and laws, geopolitical and technological factors that may negatively impact our business, operations or oil and natural gas prices;
●	our insurance coverage may not adequately cover all losses that we may sustain; and
●	title to the properties in which we have an interest which may be impaired by title defects.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating revenues:
Oil, natural gas and natural gas liquids sales:
Oil	$37,987	$38,325	$123,421	$114,316
Natural gas	2,380	853	(6,017)	4,611
Natural gas liquids	5,080	4,208	15,083	14,420
Total oil, natural gas and natural gas liquids sales	45,447	43,386	132,487	133,347
Other	197	96	460	422
Total operating revenues	45,644	43,482	132,947	133,769

Operating expenses:
Production:
Lease operating	10,026	12,389	29,309	33,417
Workover and other	849	839	2,489	4,581
Taxes other than income	1,723	2,622	7,028	7,944
Gathering and other	13,139	10,199	36,657	33,157
General and administrative	3,879	3,085	12,205	10,065
Depletion, depreciation and accretion	11,060	13,522	35,644	40,541
Total operating expenses	40,676	42,656	123,332	129,705
Income from operations	4,968	826	9,615	4,064

Other income (expenses):
Net (loss) gain on derivative contracts	(44,831)	5,180	(79,744)	26,030
Interest expense and other	(3,637)	(6,741)	(13,478)	(20,010)
Loss on extinguishment of debt	—	—	(862)	—
Total other (expenses) income	(48,468)	(1,561)	(94,084)	6,020
(Loss) income before income taxes	(43,500)	(735)	(84,469)	10,084
Income tax benefit (provision)	—	—	—	—
Net (loss) income	$(43,500)	$(735)	$(84,469)	$10,084
Preferred dividends	(201)	(14,279)	(8,532)	(34,369)
Deemed contribution - preferred stock repurchase	2,593	—	2,593	—
Net loss available to common stockholders	$(41,108)	$(15,014)	$(90,408)	$(24,285)

Net loss per share of common stock available to common stockholders:
Basic	$(0.75)	$(0.91)	$(2.74)	$(1.48)
Diluted	$(0.75)	$(0.91)	$(2.74)	$(1.48)
Weighted average common shares outstanding:
Basic	54,686	16,457	32,980	16,457
Diluted	54,686	16,457	32,980	16,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$92,091	$27,965
Accounts receivable, net	25,644	12,071
Assets from derivative contracts	2,672	16,145
Restricted cash	91	91
Prepaids and other	589	892
Total current assets	121,087	57,164
Oil and natural gas properties (full cost method):
Evaluated	840,724	890,050
Unevaluated	54,334	48,025
Gross oil and natural gas properties	895,058	938,075
Less: accumulated depletion	(582,880)	(547,982)
Net oil and natural gas properties	312,178	390,093
Other operating property and equipment:
Other operating property and equipment	4,692	4,678
Less: accumulated depreciation	(2,856)	(2,807)
Net other operating property and equipment	1,836	1,871
Other noncurrent assets:
Assets from derivative contracts	3,822	7,350
Operating lease right of use assets	7,152	840
Other assets	3,867	3,360
Total assets	$449,942	$460,678

Current liabilities:
Accounts payable and accrued liabilities	$46,664	$39,734
Liabilities from derivative contracts	31,447	633
Current portion of long-term debt	4,063	22,510
Operating lease liabilities	1,398	764
Total current liabilities	83,572	63,641
Long-term debt, net	154,239	180,955
Other noncurrent liabilities:
Liabilities from derivative contracts	18,328	1,692
Asset retirement obligations	18,832	20,837
Operating lease liabilities	5,913	104
Commitments and contingencies (Note 9)
Temporary equity:
Redeemable convertible preferred stock: 138,000 shares
of $0.0001 par value authorized, issued and outstanding,
$193,757 aggregate liquidation preference at December 31, 2025	—	226,241
Stockholders' equity (deficit):
Redeemable convertible preferred stock: 103,041 shares
of $0.0001 par value authorized, issued and outstanding,
$162,821 aggregate liquidation preference at September 30, 2026	175,083	—
Common stock: 100,000,000 shares of $0.0001 par value authorized;
59,481,510 and 16,456,563 shares issued and outstanding at
September 30, 2026 and December 31, 2025, respectively	6	2
Additional paid-in capital	351,434	240,202
Accumulated deficit	(357,465)	(272,996)
Total stockholders' equity (deficit)	169,058	(32,792)
Total liabilities, temporary equity and stockholders' equity	$449,942	$460,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Retained
					Additional	Earnings
	Preferred Stock		Common Stock		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances at December 31, 2024	—	$—	16,457	$2	$288,993	$(284,875)	$4,120
Net income	—	—	—	—	—	6,023	6,023
Deemed dividends for preferred stock	—	—	—	—	(11,820)	—	(11,820)
Stock-based compensation and other	—	—	—	—	(85)	—	(85)
Balances at March 31, 2025	—	—	16,457	2	277,088	(278,852)	(1,762)
Net income	—	—	—	—	—	4,796	4,796
Deemed dividends for preferred stock	—	—	—	—	(8,270)	—	(8,270)
Balances at June 30, 2025	—	—	16,457	2	268,818	(274,056)	(5,236)
Net loss	—	—	—	—	—	(735)	(735)
Deemed dividends for preferred stock	—	—	—	—	(14,279)	—	(14,279)
Balances at September 30, 2025	—	—	16,457	2	254,539	(274,791)	(20,250)
Net income	—	—	—	—	—	1,795	1,795
Deemed dividends for preferred stock	—	—	—	—	(14,337)	—	(14,337)
Balances at December 31, 2025	—	—	16,457	2	240,202	(272,996)	(32,792)
Net loss	—	—	—	—	—	(56,477)	(56,477)
Deemed dividends for preferred stock	—	—	—	—	(8,331)	—	(8,331)
Reclassification of preferred stock to permanent equity	138	234,572	—	—	—	—	234,572
Private placement offering, net of issuance costs	—	—	1,800	—	13,837	—	13,837
Common stock issuance for acquisition	—	—	485	—	6,310	—	6,310
Preferred stock conversion to common stock	(8)	(13,387)	1,800	—	13,387	—	—
Balances at March 31, 2026	130	221,185	20,542	2	265,405	(329,473)	157,119
Net income	—	—	—	—	—	15,508	15,508
Common stock issuance under ATM Program, net of issuance costs	—	—	17,397	2	30,088	—	30,090
Common stock issuance upon exercise of warrants	—	—	927	—	—	—	—
Common stock issuance - RSU vesting, net of forfeitures	—	—	26	—	421	—	421
Balances at June 30, 2026	130	221,185	38,892	4	295,914	(313,965)	203,138
Net loss	—	—	—	—	—	(43,500)	(43,500)
Deemed dividends for preferred stock	—	201	—	—	(201)	—	—
Common stock issuance under ATM Program, net of issuance costs	—	—	17,095	2	28,293	—	28,295
Preferred stock conversion to common stock and repurchase	(27)	(46,303)	3,495	—	27,253	—	(19,050)
Tax withholding on vesting of restricted stock units	—	—	—	—	(10)	—	(10)
Stock-based compensation and other	—	—	—	—	185	—	185
Balances at September 30, 2026	103	$175,083	59,482	$6	$351,434	$(357,465)	$169,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BATTALION OIL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(84,469)	$10,084
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and accretion	35,644	40,541
Stock-based compensation, net	536	(109)
Unrealized loss (gain) on derivative contracts	64,450	(20,120)
Amortization of deferred financing costs	932	1,180
Loss on extinguishment of debt	862	—
Accrued settlements on derivative contracts	5,301	76
Other	133	193
Change in assets and liabilities:
Accounts receivable	(13,657)	7,201
Prepaids and other	303	284
Accounts payable and accrued liabilities	2,489	11,579
Net cash provided by operating activities	12,524	50,909

Cash flows from investing activities:
Oil and natural gas capital expenditures	(13,094)	(69,573)
Proceeds received from sale of oil and natural gas assets	58,810	—
Other operating property and equipment capital expenditures	—	(14)
Other	(329)	(375)
Net cash provided by (used in) investing activities	45,387	(69,962)

Cash flows from financing activities:
Proceeds from borrowings	—	63,000
Repayments of borrowings	(45,635)	(11,329)
Debt issuance costs	(1,322)	(1,875)
Proceeds from issuance of common stock	72,222	—
Preferred stock repurchase	(19,050)	—
Net cash provided by financing activities	6,215	49,796

Net increase in cash, cash equivalents and restricted cash	64,126	30,743

Cash, cash equivalents and restricted cash at beginning of period	28,056	19,803
Cash, cash equivalents and restricted cash at end of period	$92,182	$50,546

Supplemental cash flow information:
Cash paid for interest	$14,584	$20,729

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

	September 30, 2026	December 31, 2025

Cash and cash equivalents	$92,091	$27,965
Restricted cash	91	91
Total cash, cash equivalents and restricted cash	$92,182	$28,056

Restricted cash at September 30, 2026 and December 31, 2025 consists of funds to collateralize company credit cards.

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

At September 30, 2026, the Company’s exposure to credit risk under its derivative contracts is currently limited to two counterparties – a major financial institution that is a lender under the 2026 Term Loan Agreement (as defined in Note 5, “Debt”) and a large multi-strategy alternative investment manager, both of which have investment grade credit ratings. The Company has master netting agreements with both counterparties which provide for offsetting of amounts payable or receivable between the Company and the counterparty. To manage counterparty risk associated with derivative contracts, the Company selects and monitors counterparties based on an assessment of their financial strength and/or credit ratings.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires public entities to disclose additional information about specific cost and expense categories, such as purchases of inventory, employee compensation and costs related to depreciation, depletion and amortization, in the notes to the financial statements on an interim and annual basis. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03, as clarified by ASU 2025-01, will become effective for fiscal years beginning after December 15, 2026 and interim periods within the fiscal year beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Because the Company’s performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with customers for sales of oil, natural gas and NGLs of $19.1 million and $8.5 million at September 30, 2026 and December 31, 2025, respectively, as “Accounts receivable, net” on the unaudited condensed consolidated balance sheets. The Company utilizes the practical expedient exempting the disclosure of the transaction price of unsatisfied performance obligations for (i) contracts with an original expected duration of one year or less and (ii) contracts where variable consideration is allocated entirely to a wholly unsatisfied performance obligation (each unit of product typically represents a separate performance obligation, and therefore, future volumes under the Company’s long-term contracts are wholly unsatisfied).

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

At September 30, 2026 and 2025, using first-day-of-the-month average West Texas Intermediate (“WTI”) crude oil spot prices and Henry Hub natural gas prices for the respective prior 12-month periods, the Company’s net book value of oil and natural gas properties at September 30, 2026 and 2025, did not exceed the ceiling test value of the Company’s reserves. Oil and natural gas prices utilized for the ceiling test calculations at September 30, 2026 and 2025 were $76.93 per barrel and $68.07 per barrel of oil, respectively, and $3.62 per MMBtu and $3.10 per MMBtu for natural gas, respectively.

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

Pursuant to the West Quito Divestiture Agreement, on February 24, 2026, the Company completed the closing of the West Quito Divestiture and MCM acquired from the Company approximately 7,600 gross (6,100 net) acres of leasehold interests in the West Quito Draw area, including production from interests in producing wells, for final post-closing adjusted net proceeds of approximately $58.8 million, reflecting adjustment for accounting effective date of December 1, 2025 and other customary adjustments. The Company did not record a gain or loss related to the divestiture as it was not significant to the full cost pool. Subsequent to closing, the Company used $45.6 million of the net proceeds from closing to repay amounts outstanding under the 2024 Amended Term Loan Agreement on February 24, 2026 including $40.0 million pursuant to the Third Amendment and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026.

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

Joint Exploration and Development Agreement

On May 27, 2026, the Company entered into a joint exploration and development agreement (“JEDA”) with an energy investment firm, pursuant to which the investment firm will earn assigned working interests in certain wells and leasehold acreage in Monument Draw by funding its proportionate share of well costs, subject to a carried interest. Under the JEDA, the Company serves as operator and the investment firm as a non-operating working interest owner. The JEDA contemplates a primary tranche of four identified wells, in which both the Company and investment firm have committed to participate, and, following completion of that tranche, the Company may propose one or more subsequent tranches, each subject to the investment firm’s election to participate. Pursuant to the JEDA, the Company was required to spud an initial well prior to August 1, 2026, however, both parties agreed to delay the spud date of the initial well until mid-August 2026. Well costs and revenues for the initial tranche are allocated 50% to the Company and 50% to the investment firm on an 8/8ths cost basis, with post-completion net revenue interest and operating cost allocations of approximately 55% to the Company and 45% to the investment firm, subject to adjustment for the investment firm’s earned working interest share. The Company bears a carried interest equal to 10% of its participating interest with respect to well costs chargeable to wells in the primary tranche and any subsequent tranche, such that the investment firm funds a portion of costs attributable to the Company’s retained interest in exchange for the assignment of working interest. The investment firm’s allocated percentage of certain net revenue interest (up to an additional 2.5%) varies based on the trading price of 2027 WTI crude oil (as measured by the applicable futures index) on the last trading day of 2026, with a threshold of $70.00 per barrel determining whether a 25% or 45% allocated percentage applies. All four wells of the initial tranche were spud in mid-August 2026, and, as of September 30, 2026, the Company had finished drilling one of the four wells. As of September 30, 2026, the Company had incurred approximately $10.0 million of well costs under the JEDA, of which 50% will be billed to and paid by the investment firm in accordance with the cost-sharing provisions of the JEDA.

5. DEBT

The Company’s debt consisted of the following for the periods presented (in thousands):

	September 30, 2026	December 31, 2025
Term loan credit facility	$162,500	$208,125
Other	—	10
Total debt (Face Value)	162,500	208,135
Less:
Current portion of long-term debt(1)	(4,063)	(22,510)
Other(2)	(4,198)	(4,670)
Long-Term Debt, net	$154,239	$180,955
(1)	Amounts primarily reflect amortization payments of $4.1 million and $22.5 million due under the Company’s 2026 Term Loan Agreement and 2024 Amended Term Loan Agreement, respectively, due within one year at both September 30, 2026 and December 31, 2025, respectively.
(2)	Amounts reflect unamortized debt discount and issuance costs of approximately $4.2 million and $4.7 million at September 30, 2026 and December 31, 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

approximately $0.9 million and $1.2 million, respectively, in interest expense reflecting the amortization/accretion of deferred financing costs and debt discount.

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

On February 24, 2026, the Company entered into the Limited Consent, Third Amendment to Second Amended and Restated Senior Secured Credit Agreement and First Amendment to Fee Letter (the “Third Amendment”) to the 2024 Amended Term Loan Agreement. Pursuant to the Third Amendment, among other changes specified therein, (a) the lenders consented to the transactions contemplated by the West Quito Divestiture sale agreement; and (b) the Company was required, upon receipt of the net cash proceeds from the West Quito Divestiture, to prepay the outstanding principal amount of the 2024 Amended Term Loan Agreement borrowings in an aggregate amount equal to $40.0 million. The Company may retain the remaining net cash proceeds received from the West Quito Divestiture, subject to certain reinvestment requirements, set forth in the Third Amendment (the “Reinvestment Proceeds”). Pursuant to the Third Amendment and continuing pursuant to the terms of the 2026 Term Loan Agreement (as defined below), on February 24, 2026, $12.9 million of the proceeds from the sale were initially retained and held in a reinvestment account and recorded as restricted cash. At September 30, 2026, all Reinvestment Proceeds had been used for qualifying capital expenditures and, thus, no balance remained in restricted cash.

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

In conjunction with entering into the 2024 Term Loan Agreement, the Company agreed to pay an exit fee equal to the amount resulting from multiplying 3.50% by the difference, if any, of (x) Total proved developed producing (“PDP”) PV-10 (the “PDP PV-10”) as of the date that is the earlier of (i) Payment in Full, (ii) the Maturity Date, or (iii) the loans and other obligations otherwise becoming immediately due and payable pursuant to Section 10.02 of the 2024 Term Loan Agreement (including whether, in the case of clauses (i) or (iii), such Payment in Full or acceleration, respectively, may be made in connection with a refinancing transaction or a disposition of all or substantially all of the assets of the Company) (such earlier date, the “Exit Fee Determination Date”), less (y) the Total PDP PV-10 reflected in the Initial Reserve Report after pro forma adjustment(s) for the West Quito Divestiture and any other disposition permitted by the credit agreement or otherwise consented to by the lenders (as defined in the 2024 Term Loan Agreement and as amended by the Third Amendment) (the “Exit Fee”). Upon evaluation of the payoff profiles associated with the Exit Fee, the Company concluded that such embedded features resulting from the application of this fee were not clearly and closely related to the host debt instrument. The fair value analysis for such derivative was performed and the fair value was deemed to be zero at commencement, March 31, 2026 and at December 31, 2025. The Exit Fee derivative was not included in the 2026 Term Loan Agreement (defined below). Refer to Note 6, “Fair Value Measurements,” for a discussion of the valuation approach used and the significant inputs to the valuation for the Exit Fee derivative.

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

Entry into the 2026 Term Loan Agreement was accounted for as a modification and as such, the Company deferred an additional $0.4 million and $0.3 million of deferred financing costs at June 30, 2026 and September 30, 2026, respectively, in conjunction with entry into the 2026 Term Loan Agreement to be amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the debt.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At September 30, 2026, the Company was in compliance with all financial covenants under the 2026 Term Loan Agreement.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities associated with commodity-based derivative contracts that were accounted for at fair value at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$6,494	$—	$6,494

Liabilities
Liabilities from derivative contracts	$—	$49,775	$—	$49,775

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Assets from derivative contracts	$—	$23,495	$—	$23,495

Liabilities
Liabilities from derivative contracts	$—	$2,325	$—	$2,325

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

Estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents and restricted cash, accounts receivable, and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of borrowings under the Company’s 2026 Term Loan Agreement approximates carrying value because the variable interest rates approximate current market rates.

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

7. DERIVATIVE AND HEDGING ACTIVITIES

The Company is exposed to commodity price risks relating to its ongoing business operations. In accordance with the Company’s policy and the requirements under the 2026 Term Loan Agreement, it generally hedges a substantial, but varying, portion of anticipated oil and natural gas production for future periods. Derivatives are carried at fair value on the unaudited condensed consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the unaudited condensed consolidated statements of operations for the period in which the change occurs. The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Net (loss) gain on derivative contracts” on the unaudited condensed consolidated statements of operations. The Company’s hedge policies and objectives may change significantly as its operational profile changes. The Company does not enter into derivative contracts for speculative trading purposes.

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. At September 30, 2026, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s 2026 Term Loan Agreement.

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

The following table summarizes the location and fair value amounts of all commodity derivative contracts in the unaudited condensed consolidated balance sheets at September 30, 2026 and December 31, 2025 (in thousands):

Balance sheet location	September 30, 2026	December 31, 2025	Balance sheet location	September 30, 2026	December 31, 2025
Current assets	$2,672	$16,145	Current liabilities	$(31,447)	$(633)
Other noncurrent assets	3,822	7,350	Other noncurrent liabilities	(18,328)	(1,692)
	$6,494	$23,495		$(49,775)	$(2,325)

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands):

	Location of gain (loss)	Three Months Ended		Nine Months Ended
	on derivative contracts on	September 30,		September 30,
Type	Statement of Operations	2026	2025	2026	2025
Commodity contracts:
Unrealized (loss) gain	Other income (expenses)	$(38,378)	$1,044	$(64,450)	$20,120
Realized (loss) gain	Other income (expenses)	(6,453)	4,136	(15,294)	5,910
Total net (loss) gain		$(44,831)	$5,180	$(79,744)	$26,030

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At September 30, 2026, the Company had the following open crude oil and natural gas derivative contracts:

Instrument	2026	2027	2028	2029	2030
Crude oil:
Fixed-price swap:
Total volumes (Bbls)	508,708	1,960,265	1,174,547	585,825	378,377
Weighted average price	$63.94	$67.06	$64.73	$63.57	$63.86
Two-way collar:
Total volumes (Bbls)	23,151	60,212	158,587	243,329	—
Weighted average price (call)	$85.07	$79.60	$69.34	$63.63	$—
Weighted average price (put)	$67.59	$65.00	$62.19	$57.16	$—
Three-way collar:
Total volumes (Bbls)	—	120,422	—	—	—
Weighted average price (call)	$—	$85.10	$—	$—	$—
Weighted average price (put)	$—	$65.00	$—	$—	$—
Weighted average price (put)	$—	$50.00	$—	$—	$—
Basis swap:
Total volumes (Bbls)	321,020	980,339	692,020	140,544	—
Weighted average price	$(0.01)	$0.55	$0.66	$0.68	$—
WTI NYMEX roll:
Total volumes (Bbls)	321,020	980,339	692,020	140,544	—
Weighted average price	$(0.44)	$(0.04)	$(0.23)	$(0.29)	$—
Natural gas:
Fixed-price swap:
Total volumes (MMBtu)	290,932	1,124,485	2,010,469	527,049	—
Weighted average price	$3.98	$3.74	$3.36	$3.84	$—
Two-way collar:
Total volumes (MMBtu)	1,037,513	2,327,450	1,096,813	2,021,787	1,176,120
Weighted average price (call)	$4.90	$4.56	$4.10	$4.03	$4.36
Weighted average price (put)	$3.36	$3.08	$3.34	$3.04	$3.00
Basis swap:
Total volumes (MMBtu)	827,675	2,159,284	2,550,400	527,049	—
Weighted average price	$(0.79)	$(0.84)	$(0.86)	$(0.89)	$—
Normal Butane:
Fixed-price swap:
Total volumes (gallons)	216,750	626,826	542,235	246,195	—
Weighted average price	$1.05	$0.88	$0.80	$0.76	$—
Propane:
Fixed-price swap:
Total volumes (gallons)	857,210	2,478,983	2,144,442	973,653	—
Weighted average price	$0.71	$0.69	$0.65	$0.63	$—
Natural Gasoline:
Fixed-price swap:
Total volumes (gallons)	410,130	1,186,064	1,026,003	465,840	—
Weighted average price	$1.75	$1.50	$1.39	$1.34	$—
IsoButane:
Fixed-price swap:
Total volumes (gallons)	420,748	1,216,774	1,052,568	477,903	—
Weighted average price	$1.10	$0.92	$0.82	$0.76	$—

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts at September 30, 2026 and December 31, 2025 (in thousands):

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Assets from Derivative Contracts		Liabilities from Derivative Contracts
Offsetting of Derivative Assets and Liabilities	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

Gross amounts recognized in the Unaudited Condensed Consolidated Balance Sheet	$6,494	$23,495	$(49,775)	$(2,325)
Amounts not offset in the Unaudited Condensed Consolidated Balance Sheet	(6,494)	(2,325)	6,494	2,325
Net amount	$—	$21,170	$(43,281)	$—

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

The Company recorded the following activity related to its ARO liability (in thousands):

Liability for asset retirement obligations at December 31, 2025	$20,837
Accretion expense	695
Liabilities divested	(3,572)
Revisions to estimate	872
Liability for asset retirement obligations at September 30, 2026	$18,832

9. COMMITMENTS AND CONTINGENCIES

Commitments

On September 3, 2026, the Company entered into a subscription agreement with Collide Industrial Technologies, Inc. (“Collide”) (the “subscription agreement”) for access to the third-party technology provider’s cloud-based data management and artificial intelligence (“AI”) platform, including related implementation and support services, for an initial term of 12 months. The subscription agreement provides for fixed fees over the initial term, payable in installments tied to the achievement of defined delivery milestones with the first payment totaling approximately $0.1 million paid during the quarter ended September 30, 2026. The fixed fee is all-inclusive and does not provide for separate usage-based charges during the initial term. The Company may terminate the agreement for convenience at any time on or after December 3, 2026. Should the Company terminate at such time, the second installment payment of approximately $0.1 million remains payable upon invoicing on December 3, 2026. The remaining installments are payable only if the Company approves in writing proceeding to the related delivery phase. The Company may renew for a second 12-month term at an agreed upon fixed fee. The Company is accounting for the agreement as a service contract and will recognize the associated costs of the second installment and all other installments subsequently agreed upon ratably over the subscription term as general and administrative expense. For the three and nine months ended September 30, 2026, the Company recognized less than $0.1 million of general and administrative expense related to the

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

subscription agreement. As of September 30, 2026, no liability has been recorded for any installments the Company has not yet approved.

In April 2026, the Company entered into a gas compression agreement with Cadre Energy Solutions, LLC (“Cadre”) for a compressor unit to provide gas compression services at the Company’s Everest location in Winkler County, Texas. Cadre owns, operates and maintains the equipment. The agreement has a primary term of 60 months from the startup date, which occurred on August 24, 2026. The Company determined that the gas compression agreement contains a lease and recognized such in “Operating lease right of use assets” and “Operating lease liabilities” on the consolidated balance sheets and recorded such based on the present value of the future minimum lease payments over the lease term. On the commencement date, the Company recognized a right-of-use asset and an operating lease liability of $6.9 million, measured using an incremental borrowing rate of 10.38%. This was a non-cash transaction. Variable costs, such as mobilization and demobilization costs and reimbursements for maintenance and taxes are recognized as variable lease costs when incurred as “Gathering and other” or “General and administrative” in the consolidated statements of operations in the same line item as the expense arising from the fixed lease payments on the operating leases. For the three and nine months ended September 30, 2026, the Company recognized operating lease cost of $0.3 million related to this agreement. At September 30, 2026, the weighted average lease term remaining for this lease was 4.8 years with a weighted average discount rate of 10.38%.

Future minimum lease payments associated with the gas compression agreement operating lease as of September 30, 2026, are presented in the table below (in thousands):

September 30, 2026
Remaining period in 2026	$428
2027	1,721
2028	1,756
2029	1,790
2030	1,824
Thereafter	1,231
Total operating lease payments	8,750
Less: discount to present value	(1,946)
Total operating lease liability	6,804
Less: current operating lease liability	(1,055)
Noncurrent operating lease liability	$5,749

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

On May 27, 2026, the Company entered into a drilling rig commitment for four consecutive wells to commence during the third quarter of 2026 for approximately $3.3 million to be incurred during the third and fourth quarters of 2026. On September 23, 2026, the Company executed an extension of the drilling rig commitment effective upon completion of the initial four wells to drill an additional four wells for approximately $3.6 million. Termination of the drilling rig commitment after commencement of mobilization would result in payment of an early termination fee of $0.8 million plus $0.6 million for each well not drilled under the contract.

The Company was previously a party to a gas treating agreement entered into during 2022 pursuant to which the Company had a minimum volume commitment of 20,000 Mcf per day for an initial term of five years from the in-

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

service date of the facility. Under this gas treating agreement, the Company paid a treating rate that varied based on volumes delivered to the facility. The gas treating agreement was terminated on January 19, 2026.

The Company has entered into various long-term gathering, transportation and sales contracts with respect to its oil and natural gas production from the Delaware Basin in West Texas. As of September 30, 2026, the Company had in place multiple long-term crude oil and natural gas contracts in this area and the sales prices under these contracts are based on posted market rates. Under the terms of these contracts, the Company has committed a substantial portion of its production from this area for periods ranging from one to twenty years from the date of first production.

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

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Redemption Features (Issuer). The Company has the option to redeem the Redeemable Convertible Preferred Stock in cash for an amount per share of Preferred Stock equal to (the “Redemption Price”):

●	at any time after the first anniversary of the closing date but on or prior to the second anniversary of the closing date, 108% of the Liquidation Preference at such time; and
●	at any time after the second anniversary of the closing date, 120% of the Liquidation Preference at such time.

Redemption Features (Change of Control). In the event of a change of control, holders have the right to receive:

●	at any time after the one hundred fiftieth (150th) day following the issuance date, the Company shall offer each Holder a cash payment equal to the Redemption Price. Holders shall also have the ability to elect conversion into common stock at the Conversion Ratio. Until (i) a termination of or certain amendments to the 2024 Amended Term Loan Agreement or (ii) one year past the maturity date of the 2024 Amended Term Loan Agreement, an election of the cash payment option by holders in a change of control scenario is not permitted.

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

On August 7, 2026, the Company entered into a Preferred Stock Repurchase and Conversion Agreement (the “Repurchase Agreement”) with Gen IV, pursuant to which (i) the Company agreed to repurchase from Gen IV 5,138 shares of the Company’s Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and 6,578.11 shares of the Company’s Series A-1 Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A-1 Preferred Stock”) for an aggregate purchase price of $19.0 million (the “Repurchase”) and (ii) Gen IV elected to convert 1,231.89 shares of Series A-1 Preferred Stock, 6,630 shares of Series A-2 Preferred Stock, 3,789 shares of the Company’s Series A-3 Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A-3 Preferred Stock”) and 3,789 shares of the Company’s Series A-4 Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A-4 Preferred Stock”) into an aggregate of 3,494,259 shares of the Company’s common stock (the “Conversion”).

Following the closing of the transactions contemplated by the Repurchase Agreement, Gen IV no longer holds any shares of preferred stock of the Company. The shares of preferred stock repurchased by the Company were retired and cancelled.

As a result of the Repurchase, the Company recorded a reduction of $21.6 million to the carrying value of the preferred stock on the Company’s unaudited condensed consolidated balance sheet at September 30, 2026 and a deemed

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

contribution of $2.6 million for the quarter ending September 30, 2026. Pursuant to the Conversion, the Company recorded a reduction of $24.7 million to the carrying value of the preferred stock on the Company’s unaudited condensed consolidated balance sheet at September 30, 2026. The Repurchase and Conversion resulted in a $41.7 million reduction in liquidation preference at the date of the transaction.

At September 30, 2026, there were 103,041 shares of Redeemable Convertible Preferred Stock outstanding with total liquidation preference of $162.8 million.

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

On August 7, 2026, the Company issued 3,494,259 shares of common stock pursuant to the Conversion discussed above.

At-the-Market Program

On May 5, 2026, the Company entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”) pursuant to which the Company may issue and sell, from time to time, up to $150.0 million of shares of its common stock, through or to the Agent, acting as agent or principal, under the Sales Agreement in at-the-market transactions (the “ATM Program”). Sales under the ATM Program, if any, are made by means of ordinary brokers’ transactions at market prices prevailing at the time of sale, or at prices related to prevailing market prices. Under the Sales Agreement, the Company has provided the Agent with customary indemnification rights and the Agent is entitled to commission of up to 3.0% of the gross proceeds from each sale of common stock under the ATM Program effectuated through or to the Agent. For the period May 6, 2026 through September 30, 2026, the Company sold and issued 34,491,840 shares under the ATM Program for net proceeds of $58.4 million, after deducting sales commissions and other offering costs. As of September 30, 2026, the Company had $89.8 million of aggregate gross sales remaining under the Sales Agreement. Subsequent to September 30, 2026, the Company sold an additional 25,000 shares under the ATM Program for net proceeds of less than $0.1 million, after deducting sales commissions and other offering costs.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. EARNINGS PER SHARE

The following represents the calculation of earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic:
Net (loss) income	$(43,500)	$(735)	$(84,469)	$10,084
Less: Preferred stock dividend	(201)	(14,279)	(8,532)	(34,369)
Add: Deemed contribution - preferred stock repurchase	2,593	—	2,593	—
Net income (loss) available to common stockholders	$(41,108)	$(15,014)	$(90,408)	$(24,285)
Weighted average basic number of common shares outstanding basic	54,686	16,457	32,980	16,457
Basic net income (loss) per share of common stock	$(0.75)	$(0.91)	$(2.74)	$(1.48)

Diluted:
Net income (loss) available to common stockholders basic	$(41,108)	$(15,014)	$(90,408)	$(24,285)
Net income (loss) available to common stockholders diluted	$(41,108)	$(15,014)	$(90,408)	$(24,285)

Weighted average basic number of common shares outstanding basic	54,686	16,457	32,980	16,457
Common stock equivalent shares representing shares issuable upon:
Exercise of stock options and vesting of restricted stock units(1)	—	—	—	—
Weighted average diluted number of common shares outstanding diluted	54,686	16,457	32,980	16,457
Diluted net income (loss) per share of common stock	$(0.75)	$(0.91)	$(2.74)	$(1.48)
(1)	No impact to diluted earnings per share because antidilutive.

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

For the three and nine months ended September 30, 2026, common stock equivalents, including options and restricted stock units (“RSUs”), totaling 995,218 and 402,577, respectively, were anti-dilutive and not included in the computation of diluted earnings per share of common stock. For the three and nine months ended September 30, 2025, common stock equivalents, including options and restricted stock units (“RSUs”), totaling 106,257 were anti-dilutive and not included in the computation of diluted earnings per share of common stock.

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Certain balance sheet amounts are comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net:
Oil, natural gas and natural gas liquids revenues	$19,102	$8,468
Joint interest accounts	5,697	1,383
Other	845	2,220
Total Accounts receivable, net	$25,644	$12,071

Prepaids and other:
Prepaids	$495	$621
Funds in escrow	—	171
Other	94	100
Total Prepaids and other	$589	$892

Other assets (Non-current):
Funds in escrow	$614	$599
Other	3,253	2,761
Total Other assets (Non-current)	$3,867	$3,360

Accounts payable and accrued liabilities
Trade payables	$14,631	$12,629
Accrued oil and natural gas capital costs	8,457	5,685
Revenues and royalties payable	12,257	10,901
Accrued interest expense	48	67
Accrued employee compensation	2,884	385
Accrued lease operating expenses	6,986	8,000
Other	1,401	2,067
Total Accounts payable and accrued liabilities	$46,664	$39,734

Certain income statement amounts are comprised of the following (in thousands) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense and other:
Interest expense	$4,632	$7,318	$15,597	$21,848
Interest income	(903)	(503)	(1,839)	(1,846)
Other	(92)	(74)	(280)	8
Total Interest expense and other	$3,637	$6,741	$13,478	$20,010

BATTALION OIL CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. SUBSEQUENT EVENTS

On November 11, 2026, the Company entered into a series of agreements to transport and sell crude oil produced from its Monument Draw acreage in Ward and Winkler Counties, Texas. Per the connection and dedication agreements, the Company dedicated crude oil produced from its acreage for transportation by pipeline for a primary term of 10 years from the date the connecting facilities began service. The Company committed to deliver 18.4 million barrels of crude oil in total and must deliver a minimum average volume for each six-month period starting at 6,200 barrels per day and increasing to 7,600 barrels per day after two years. Should the Company deliver less than the contracted volumes, it will pay a deficiency fee of $1.00 per barrel of shortfall. Additionally, the Company entered into a crude oil purchase agreement whereby the purchaser will buy, for a term of 10 years, the dedicated crude oil at a market-based index price plus a fixed differential.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations for the three and nine months ended September 30, 2026 and 2025 and should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report and with the consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report for the fiscal year ended December 31, 2025. The results presented in this Quarterly Report are not necessarily indicative of future operating results.

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

When commodity prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. While we use derivative instruments to provide partial protection against declines in oil and natural gas prices, the total volumes we hedge are less than our expected production, vary from period to period based on our view of current and future market conditions, remain consistent with the requirements in effect under our 2026 Term Loan Agreement and extend, on a rolling basis, for a limited period of time (generally, four years). These limitations result in our liquidity being susceptible to commodity price declines. Additionally, while intended to reduce the effects of volatile commodity prices, derivative transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the hedge. Our hedge policies and objectives may change significantly as our operational profile changes and/or commodities prices change. We do not enter into derivative contracts for speculative trading purposes.

Recent Developments

Investment in Collide

On September 3, 2026, we entered into a subscription agreement with Collide (the “Subscription Agreement”) for access to the third-party technology provider’s cloud-based data management and artificial intelligence (“AI”) platform designed specifically for oil and gas companies to automate engineering and operational workflows across upstream, midstream and oilfield services sectors, including related implementation and support services, for an initial term of 12 months. The platform is designed to reduce operating costs, compress cycle times and unlock critical data trapped in legacy systems. The Subscription Agreement provides for fixed fees over the initial term, payable in installments tied to the achievement of defined delivery milestones. The fixed fee is all-inclusive and does not provide for separate usage-based charges during the initial term. We may terminate the agreement for convenience at any time on or after December 3, 2026. Should we terminate at such time, the second installment payment of approximately $0.1 million remains payable upon invoicing on December 3, 2026. The remaining installments are payable only if we approve in writing proceeding to the related delivery phase. We may renew for a second 12-month term at an agreed upon fixed fee. For the three and nine months ended September 30, 2026, we recognized less than $0.1 million of general and administrative expense related to the subscription agreement. As of September 30, 2026, no liability has been recorded for any installments we have not yet approved.

Preferred Stock Repurchase and Conversion

On August 7, 2026, we entered into a Preferred Stock Repurchase and Conversion Agreement with Gen IV Investment Opportunities, LLC (“Gen IV”), pursuant to which (i) we agreed to repurchase from Gen IV 5,138 shares of our Series A Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and 6,578.11 shares of our Series A-1 Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A-1 Preferred Stock”) for an aggregate purchase price of $19.0 million (the “Repurchase”) and (ii) Gen IV elected to convert 1,231.89 shares of Series A-1 Preferred Stock, 6,630 shares of Series A-2 Redeemable Convertible Preferred Stock (the “Series A-2 Preferred Stock”), 3,789 shares of the Company’s Series A-3 Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A-3 Preferred Stock”) and 3,789 shares of the Company’s Series A-4 Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series A-4 Preferred Stock”) into an aggregate of 3,494,259 shares of the Company’s common stock (the “Conversion”).

Following the closing of the transactions contemplated by the Repurchase Agreement, Gen IV no longer holds any shares of preferred stock of the Company. The shares of preferred stock repurchased by us were retired and cancelled.

As a result of the Repurchase, we recorded a reduction of $21.6 million to the carrying value of the preferred stock on our unaudited condensed consolidated balance sheet at September 30, 2026 and a deemed contribution of $2.6 million for the quarter ended September 30, 2026. Pursuant to the Conversion, we recorded a reduction of $24.7 million to the carrying value of the preferred stock on our unaudited condensed consolidated balance sheet at September 30, 2026. The Repurchase and Conversion resulted in a $41.7 million reduction in liquidation preference at the date of the transaction.

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

Joint Exploration and Development Agreement

On May 27, 2026, we entered into a joint exploration and development agreement (“JEDA”) with an energy investment firm, pursuant to which the investment firm will earn assigned working interests in certain wells and leasehold acreage in Monument Draw by funding its proportionate share of well costs, subject to a carried interest. Under the JEDA, we serve as operator and the investment firm as a non-operating working interest owner. The JEDA contemplates a primary tranche of four identified wells, in which both we and the investment firm have committed to participate, and following completion of that tranche, we may propose one or more subsequent tranches, each subject to the investment firm’s election to participate. Pursuant to the JEDA, we were required to spud an initial well prior to August 1, 2026, however, both parties agreed to delay the spud date of the initial well until mid-August 2026 due to delayed arrival of the contracted rig. Well costs and revenues for the initial tranche are allocated 50% to us and 50% to the investment firm on an 8/8ths cost basis, with post-completion net revenue interest and operating cost allocations of approximately 55% to us and 45% to the investment firm, subject to adjustment for the investment firm’s earned working interest share. We bear a carried interest equal to 10% of our participating interest with respect to well costs chargeable to wells in the primary tranche and any subsequent tranche, such that the investment firm funds a portion of costs attributable to our retained interest in exchange for the assignment of working interest. The investment firm’s allocated percentage of certain net revenue interest (up to an additional 2.5%) varies based on the trading price of 2027 WTI crude oil (as measured by the applicable futures index) on the last trading day of 2026, with a threshold of $70.00 per barrel determining whether a 25% or 45% allocated percentage applies. All four wells of the initial tranche were spud in mid-August 2026 and as of September 30, 2026, we had finished drilling one of the four wells. We expect to finish drilling operations on the remaining three wells on the pad by December 2026, with completions happening immediately after. We plan to have the wells online in early first quarter 2027. As of September 30, 2026, we had incurred approximately $10.0 million of well costs under the JEDA, of which 50% will be billed to and paid by the investment firm in accordance with the cost-sharing provisions of the JEDA.

At the Market Sales Offering

On May 5, 2026, we entered into a sales agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”) pursuant to which we may issue and sell, from time to time, up to $150.0 million of shares of our common stock, through or to the Agent, acting as agent or principal, under the Sales Agreement in at-the-market transactions (the “ATM Program”). For the period May 6, 2026 through September 30, 2026, we sold and issued 34,491,840 shares under the ATM Program for net proceeds of $58.4 million, after deducting sales commissions and other offering costs. As of September 30, 2026, we had $89.8 million of aggregate gross sales remaining under the Sales Agreement. Subsequent to September 30, 2026, we sold an additional 25,000 shares under the ATM Program for net proceeds of less than $0.1 million, after deducting sales commissions and other offering costs.

Preferred Stock Conversion

On March 30, 2026, we issued 1,800,000 shares of our common stock to Luminus Energy Partners Master Fund, Ltd. (“Luminus”) upon the conversion of 7,803 shares of our Series A-2 Preferred Stock. The conversion was calculated in accordance with the terms of the Series A-2 Preferred Stock, including adjustments provided in respect of any Unpaid Dividend Accrual (as defined in the Company’s Certificate of Incorporation, as amended) and using a conversion price of $6.21 per share.

Sundown Acquisition

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

West Quito Divestiture

On December 18, 2025, we entered into an agreement of sale and purchase with MCM Delaware Resources, LLC (“MCM”) to sell substantially all of our oil and natural gas properties and related assets in the West Quito Draw area located in the Southern Delaware Basin in Ward County, Texas (the “West Quito Assets”) for a total sales price of approximately $62.6 million, subject to adjustment for accounting between the effective date of December 1, 2025 and the closing date and other customary adjustments (the “West Quito Divestiture”). The West Quito Divestiture closed on February 24, 2026 for a final post-closing adjusted sales price of $58.8 million, reflecting adjustment for accounting effective date of December 1, 2025 and other customary adjustments. The West Quito Assets include approximately 6,100 net acres in Ward County, Texas and proved reserves for these properties accounted for approximately 6.0 MMboe, or approximately 10%, of our proved reserves at December 31, 2025. We used $45.6 million of the net proceeds from closing to repay amounts outstanding under the 2024 Amended Term Loan Agreement on February 24, 2026 - $40.0 million pursuant to the Third Amendment and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026. Pursuant to the Third Amendment, on February 24, 2026, $12.9 million of Reinvestment Proceeds were held in a reinvestment account to be used to acquire additional contiguous non-operated oil and natural gas properties consisting of proved developed reserves in Ward and Winkler Counties, Texas, to fund permitted capital expenditures in the Monument Draw area and/or to fund the drilling and completion of two Monument Draw wells within 180 days after receipt. Should such funds have not been spent within the 180-day period, the Reinvestment Proceeds were to be used to prepay borrowings outstanding under the 2024 Amended Term Loan Agreement. At September 30, 2026, all Reinvestment Proceeds had been used to fund permitted capital expenditures and no Reinvestment Proceeds remained recorded as restricted cash.

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

Liquidity and Capital Resources

Overview. Our ability to execute our operating strategy is dependent on our ability to maintain adequate liquidity and access additional capital, as needed. Our future capital resources and liquidity depend, in part, on our success in developing our leasehold interests, growing our reserves and production and finding additional reserves. Sufficient levels of available cash are required to fund capital expenditures necessary to offset inherent declines in our production and proven reserves. We generated a net loss of $84.5 million for the nine months ended September 30, 2026 and had working capital of $37.5 million as of September 30, 2026. As of September 30, 2026, we had $92.1 million of cash and cash equivalents, $162.5 million of borrowings outstanding and secured access to up to $175.0 million of additional discretionary delayed draw capacity to fund future growth, available on an uncommitted basis under the 2026 Term Loan Agreement and no required debt repayments due until June 30, 2027 under our 2026 Term Loan Agreement. We closed on the sale of our West Quito Assets on February 24, 2026 for adjusted net proceeds of $58.8 million, of which $45.6 million was used to repay a portion of outstanding borrowings under our 2024 Amended Term Loan Agreement including $40.0 million pursuant to the Third Amendment and prepayment of $5.6 million for the scheduled quarterly amortization payment for the quarterly period ending March 31, 2026. Pursuant to the Third Amendment and continuing requirements under the 2026 Term Loan Agreement, remaining proceeds from the sale after related expenses (the “Reinvestment Proceeds”) were to be used to acquire additional contiguous non-operated oil and natural gas properties consisting of proved developed reserves in Ward and Winkler Counties, Texas, to fund permitted capital expenditures in the Monument Draw area and/or to fund the drilling and completion of two Monument Draw wells within 180 days after receipt. Should such funds have not been spent within the 180-day period, the Reinvestment Proceeds were to be used to prepay borrowings outstanding under the 2026 Term Loan Agreement. At September 30, 2026, all Reinvestment Proceeds had been used to fund permitted capital expenditures and no Reinvestment Proceeds remained recorded as restricted cash.

On March 3, 2026, we entered into a definitive agreement to sell in a private placement to an institutional investor, 1,800,000 shares of our common stock and 927,273 prefunded warrants for the purchase of common stock at $5.50 per share for total proceeds of $15.0 million. The offering closed on March 4, 2026, on satisfaction of customary closing conditions. On May 5, 2026, we established our ATM Program, pursuant to which we may issue and sell, from time to time, up to $150.0 million of shares of our common stock, through or to our Agent, acting as agent or principal, under the Sales Agreement in at-the-market transactions. For the period May 6, 2026 through September 30, 2026, we sold 34,491,840 shares under the ATM Program for net proceeds of $58.4 million, after deducting sales commissions and other offering costs. Subsequent to September 30, 2026, we sold an additional 25,000 shares under the ATM Program for net proceeds of less than $0.1 million, after deducting sales commissions and other offering costs. We intend to use the remaining net proceeds received from the private placement and ATM Program offerings for working capital and general corporate purposes.

We continue to execute on a plan to reduce operating and capital costs to improve cash flow. We believe that, based upon our operational forecasts, cash and cash equivalents on hand, proceeds from the sale of our West Quito Assets and from the private placement equity offering and sales under our ATM Program, and cost reduction measures, it is probable that we will have sufficient liquidity to fund our operations, meet our debt requirements and maintain compliance with our future debt covenants as described in Note 5, “Debt,” for the next 12 months from the issuance of these unaudited condensed consolidated financial statements. Our ability to raise additional capital, including through sales under our ATM Program may be affected by market conditions, including the trading price of our common stock. See Part II, Item 1A, “Risk Factors.” We will, however, continue to consider alternative liquidity sources which could include entering into other financing arrangements (e.g. future equity raises), a sale of a portion of our assets, seeking capital partners for our drilling program, pursuing strategic merger opportunities or joint ventures, the sale of the Company, or pursuing additional general and administrative or other cost reduction opportunities. Our estimates and forecasts are based upon assumptions that may prove to be incorrect due to many factors that are currently unknown, such as prevailing economic conditions, many of which are beyond our control.

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

On May 30, 2025, we received written notice (the “Notice”) on behalf of the NYSE American indicating that we were no longer in compliance with NYSE American’s continued listing standards. Specifically, the letter stated that we were not in compliance with the continued listing standards set forth in Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). Section 1003(a)(i) requires a listed company to have stockholders’ equity of $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Our noncompliance resulted from our reporting stockholders’ deficit of $1.8 million as of March 31, 2025, and losses from continuing operations and/or net losses in three of our four most recent fiscal years ended December 31, 2024. We reported stockholders’ equity of $157.1 million at March 31, 2026 resulting from the reclassification of our preferred stock from temporary to permanent equity and additional losses from operations and continued to report stockholders’ equity of $203.1 million at June 30, 2026. The Notice further provided that we were to submit a plan of compliance (the “Plan”) by June 30, 2025 addressing how we intended to regain compliance with the continued listing standards by November 30, 2026. Such Plan was submitted by the required deadline and our Plan was accepted by the NYSE American. On September 16, 2026, we received notice from the NYSE American notifying us that we were back in compliance with all of the continued listing standards set forth in Part 10 of the Company Guide.

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

Cash Flows

Net increase in cash and cash equivalents is summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2026	2025

Cash flows provided by operating activities	$12,524	$50,909
Cash flows provided by (used in) investing activities	45,387	(69,962)
Cash flows provided by financing activities	6,215	49,796
Net increase in cash, cash equivalents and restricted cash	$64,126	$30,743

Operating Activities. Net cash flows provided by operating activities for the nine months ended September 30, 2026 and 2025, were $12.5 million and $50.9 million, respectively. Items impacting the decrease in operating cash flows were driven by changes in working capital primarily related to increased accounts receivable and decreased accounts payable and accrued liabilities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Investing Activities. Net cash flows provided by investing activities for the nine months ended September 30, 2026 were approximately $45.4 million primarily from proceeds received from sales of oil and natural gas assets compared to net cash flows used in investing activities for the nine months ended September 30, 2025 of $70.0 million primarily for drilling and completion activities.

During the nine months ended September 30, 2026, we spent $13.1 million on oil and natural gas capital expenditures, of which $7.2 million related to drilling and completion costs and $5.0 million related to the development of our treating equipment and gathering support infrastructure.

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

Financing Activities. Net cash flows provided by financing activities for the nine months ended September 30, 2026 and 2025 were $6.2 million and $49.8 million, respectively. During the nine months ended September 30, 2026, we received proceeds, net of issuance costs, totaling $72.2 million for the issuance of common stock, and repaid $45.6 million under our 2024 Amended Term Loan Agreement and repurchased $19.1 million of preferred stock inclusive of costs incurred. During the nine months ended September 30, 2025, we received net proceeds of $61.1 million from the incurrence of the Incremental Term Loans and repaid $11.3 million under our 2024 Amended Term Loan Agreement.

Off-Balance Sheet Arrangements

At September 30, 2026, there are no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, results of operations or liquidity.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no material changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Results of Operations

The table below sets forth financial information for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands (except per unit and per Boe amounts)	2026	2025	2026	2025
Operating revenues:
Oil	$37,987	$38,325	$123,421	$114,316
Natural gas	2,380	853	(6,017)	4,611
Natural gas liquids	5,080	4,208	15,083	14,420
Other	197	96	460	422
Operating expenses:
Production:
Lease operating	10,026	12,389	29,309	33,417
Workover and other	849	839	2,489	4,581
Taxes other than income	1,723	2,622	7,028	7,944
Gathering and other	13,139	10,199	36,657	33,157
General and administrative:
General and administrative	3,753	3,085	11,658	10,017
Stock-based compensation	126	—	547	48
Depletion, depreciation and accretion:
Depletion – Full cost	10,823	13,165	34,899	39,393
Depreciation – Other	13	69	50	310
Accretion expense	224	288	695	838
Other income (expenses):
Net (loss) gain on derivative contracts	(44,831)	5,180	(79,744)	26,030
Interest expense and other	(3,637)	(6,741)	(13,478)	(20,010)
Loss on extinguishment of debt	—	—	(862)	—
Net (loss) income	$(43,500)	$(735)	$(84,469)	$10,084

Production:
Oil – MBbls	452	599	1,490	1,752
Natural Gas - MMcf	1,969	1,778	6,035	5,713
Natural gas liquids – MBbls	265	236	811	680
Total MBoe(1)	1,045	1,131	3,307	3,384
Average daily production – Boe(1)	11,359	12,293	12,114	12,396

Average price per unit (2):
Oil price - Bbl	$84.04	$63.98	$82.83	$65.25
Natural gas price - Mcf	1.21	0.48	(1.00)	0.81
Natural gas liquids price - Bbl	19.17	17.83	18.60	21.21
Total per Boe(1)	43.49	38.36	40.06	39.41

Average cost per Boe:
Production:
Lease operating	$9.59	$10.95	$8.86	$9.88
Workover and other	0.81	0.74	0.75	1.35
Taxes other than income	1.65	2.32	2.13	2.35
Gathering and other	12.57	9.02	11.08	9.80
General and administrative:
General and administrative	3.59	2.73	3.53	2.96
Stock-based compensation	0.12	—	0.17	0.01
Depletion	10.36	11.64	10.55	11.64
(1)	Determined using a ratio of six Mcf of natural gas to one barrel of oil, condensate, or natural gas liquids (“NGLs”) based on approximate energy equivalency. This is an energy content correlation and does not reflect the value or price relationship between the commodities.
(2)	Amounts exclude the impact of cash paid/received on settled contracts as we did not elect to apply hedge accounting.

Operating Revenues. Oil, natural gas and NGLs revenues were $45.4 million and $43.4 million for the three months ended September 30, 2026 and 2025, respectively.  The increase in revenues is primarily attributable to an increase in average realized prices for oil, natural gas and NGLs partially offset by lower production volumes for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Average realized prices (excluding the effects of hedging arrangements) increased approximately $5.13 per Boe for three months ended September 30, 2026 when compared with the same period in 2025. Production averaged 11,359 Boe per day for the three months ended September 30, 2026 compared to 12,293 Boe per day for the three months ended September 30, 2025.

Oil, natural gas and NGLs revenues were $132.5 million and $133.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in revenues is primarily attributable to a decrease in production volumes partially offset by a slight increase in our average realized prices in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Average realized prices (excluding the effects of hedging arrangements) increased approximately $0.65 per Boe for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025. Production averaged 12,114 Boe per day for the nine months ended September 30, 2026 compared to 12,396 Boe per day for the nine months ended September 30, 2025. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, transportation take-away capacity constraints, inventory storage levels, quality of production, basis differentials and other factors.

Lease Operating Expenses. Lease operating expenses were $10.0 million and $12.4 million for the three months ended September 30, 2026 and 2025, respectively, and $29.3 million and $33.4 million for the nine months ended September 30, 2026 and 2025, respectively. On a per unit basis, lease operating expenses were $9.59 per Boe and $10.95 per Boe for the three months ended September 30, 2026 and 2025, respectively, and $8.86 per Boe and $9.88 per Boe for the nine months ended September 30, 2026 and 2025, respectively. The decrease in lease operating expenses on a per unit basis for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is primarily a result of lower maintenance, power, and chemical costs combined with decreased saltwater disposal in Hackberry Draw.

Workover and Other Expenses. Workover and other expenses were $0.8 million for both the three months ended September 30, 2026 and 2025, and $2.5 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively. On a per unit basis, workover and other expenses were $0.81 per Boe and $0.74 per Boe for the three months ended September 30, 2026 and 2025, respectively, and $0.75 per Boe and $1.35 per Boe for the nine months ended September 30, 2026 and 2025, respectively. The decrease in workover and other expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is the result of less workover activity during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Taxes Other than Income. Taxes other than income were $1.7 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and $7.0 million and $7.9 million for the nine months ended September 30, 2026 and 2025, respectively. Severance taxes are based on realized prices and volumes at the wellhead, while ad valorem taxes are tied to the annual valuation of our properties. As revenues or volumes from oil and natural gas sales increase or decrease, severance taxes on these sales also increase or decrease. On a per unit basis, taxes other than income were $1.65 per Boe and $2.32 per Boe for the three months ended September 30, 2026 and 2025, respectively, and $2.13 per Boe and $2.35 per Boe for the nine months ended September 30, 2026 and 2025, respectively.

Gathering and Other Expenses. Gathering and other expenses were $13.1 million and $10.2 million for the three months ended September 30, 2026 and 2025, respectively, and $36.7 million and $33.2 million for the nine months ended September 30, 2026 and 2025, respectively. Gathering and other expenses include gathering fees paid to third parties on our oil and natural gas production and operating expenses of our gathering support infrastructure. Our gathering and other expenses are primarily driven by the amount and location of natural gas production, the concentration of H2S in our sour gas produced, and the amounts paid to treat our sour gas volumes. On a per unit basis, gathering and other expenses were $12.57 per Boe and $9.02 per Boe for the three months ended September 30, 2026 and 2025, respectively, and $11.08 per Boe and $9.80 per Boe for the nine months ended September 30, 2026 and 2025, respectively. The increase in gathering and other expenses per Boe for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is primarily related to greater throughput volumes resulting from entry into a long-term processing agreement with a publicly traded large-cap midstream provider in January 2026.

General and Administrative Expense. General and administrative expense, excluding stock-based compensation, was $3.8 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively, and $11.7 million and $10.0 million for the nine months ended September 30, 2026 and 2025, respectively. On a per unit basis, general and administrative expenses were $3.59 per Boe and $2.73 per Boe for the three months ended September 30, 2026 and 2025, respectively, and $3.53 per Boe and $2.96 per Boe for the nine months ended September 30, 2026 and 2025, respectively. The increase in general and administrative expense for the three and nine months ended September 30, 2026 compared with the same prior year periods is primarily due to higher professional fees including legal costs. We incurred $0.1 million and $0.5 million of stock-based compensation expense during the three and nine months ended September 30, 2026, respectively, related to the issuance of restricted stock and the vesting of a restricted stock unit grant issued in prior years to specific executives upon the occurrence of a defined event. Comparatively, we incurred less than $0.1 million of stock-based compensation expense for the nine months ended September 30, 2025.

Depletion, Depreciation, and Amortization Expense. Depletion for oil and natural gas properties is calculated using the unit of production method, which depletes the capitalized costs of evaluated properties plus future development costs based on the ratio of production for the current period to total reserve volumes of evaluated properties as of the beginning of the period.

Depletion expense was $10.8 million and $13.2 million for the three months ended September 30, 2026 and 2025, respectively, and $34.9 million and $39.4 million for the nine months ended September 30, 2026 and 2025, respectively. On a per unit basis, depletion expense was $10.36 per Boe and $11.64 per Boe for the three months ended September 30, 2026 and 2025, respectively, and $10.55 per Boe and $11.64 per Boe for the nine months ended September 30, 2026 and 2025, respectively. The decrease in our depletion rate per Boe is primarily due to a period over period decrease in net oil and natural gas properties resulting from the sale of our West Quito Assets combined with the associated period over period decrease in proved reserves.

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

For the three months ended September 30, 2026, we recorded a net derivative loss of $44.8 million ($38.4 million net unrealized loss on unsettled contracts and $6.4 million net realized loss on settled contracts). For the three months ended September 30, 2025, we recorded a net derivative gain of $5.2 million ($1.1 million net unrealized gain on unsettled contracts and $4.1 million net realized gain on settled contracts). For the nine months ended September 30, 2026, we recorded a net derivative loss of $79.7 million ($64.4 million net unrealized loss on unsettled contracts and $15.3 million net realized loss on settled contracts). For the nine months ended September 30, 2025, we recorded a net derivative gain of $26.0 million ($20.1 million net unrealized gain on unsettled contracts and $5.9 million net realized gain on settled contracts). At September 30, 2026, we had a $6.5 million derivative asset ($2.7 million current) and a $49.8 million derivative liability ($31.4 million current).

Interest Expense and Other. Interest expense and other totaled $3.6 million and $6.7 million for the three months ended September 30, 2026 and 2025, respectively and $13.5 million and $20.0 million for the nine months ended September 30, 2026 and 2025, respectively. Our weighted average interest rate was approximately 10.39% and 11.20% for the three and nine months ended September 30, 2026, respectively. Comparatively, our weighted average interest rate was approximately 12.19% and 12.20% for the three and nine months ended September 30, 2025, respectively. For the fourth quarter of 2026, our interest rate will be approximately 10.72% on outstanding borrowings.

Loss on extinguishment of debt. We recorded a loss on extinguishment of debt in the amount of $0.9 million for the nine months ended September 30, 2026 to write-off the proportionate amount of deferred financing costs and debt discount associated with the February 24, 2026 principal prepayment under our 2024 Amended Term Loan Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Instruments and Hedging Activity

We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil and natural gas prices decline, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management policy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the effect it could have on our operations. The types of derivative instruments that we typically utilize include fixed-price swaps, costless collars, basis swaps and WTI NYMEX rolls. The total volumes that we hedge through the use of our derivative instruments varies from period to period; however, our requirement under our 2026 Term Loan Agreement, as amended, is to hedge approximately 50% to 85% of our anticipated oil and natural gas production, in varying percentages by year, on a rolling basis for the next four years. Our hedge policies and objectives may change significantly as our operational profile and contractual obligations change but remain consistent with the requirements in effect under our Term Loan Agreement, as amended. We do not enter into derivative contracts for speculative trading purposes.

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. At September 30, 2026, we did not post collateral under any of our derivative contracts as they are secured under our Term Loan Agreement, as amended. We account for our derivative activities on the balance sheet as either an asset or liability measured at fair value. See Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 7, “Derivative and Hedging Activities,” for more details.

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

Interest Rate Sensitivity

We are also exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are Secured Overnight Financing Rate (“SOFR”) based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

At September 30, 2026, the principal amount of our 2026 Term Loan Agreement was $162.5 million, which bears interest at floating and variable interest rates that are tied to SOFR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. At September 30, 2026, the weighted average interest rate on our variable rate debt was 11.20% per year. If the balance of our variable interest rate debt at September 30, 2026 were to remain constant, a 10% change in market interest rates would impact our cash flows by approximately $1.7 million per year.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act) as of September 30, 2026. On the basis of this review, our management, including our Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and

Exchange Commission and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

We did not have any change in our internal controls over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information regarding legal proceedings to which we are a party is set forth in Item 1. Condensed Consolidated Financial Statements (Unaudited)—Note 9, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

This Quarterly Report should be read in conjunction with the risk factors included in Item 1A. Risk Factors in our Annual Report. We are not aware of any material changes to the risk factors disclosed in our Annual Report except for the risk factors set forth below.

Our common stock has recently traded below $1.00 per share. If we fail to meet the NYSE American continued listing standards, our common stock could be delisted, which could adversely affect its liquidity and market price and our ability to raise capital.

Our common stock is listed on the NYSE American under the symbol “BATL.” To maintain that listing, we must satisfy the continued listing standards in the NYSE American Company Guide (the “Company Guide”) including standards related to financial condition, stockholders' equity, distribution and market value. Under Section 1003(f)(v) of the Company Guide, the NYSE American may consider suspending trading in or delisting a stock that has sold for a substantial period of time at a low price per share if the issuer does not effect a reverse stock split within a reasonable time after notification. The Company Guide does not set a specific price threshold for this standard, but the NYSE American has generally contacted issuers whose common stock has had a 30-trading-day average price below $1.00. Our common stock has traded below $1.00 since October 20, 2026. On November 10, 2026, the closing price of our common stock was $0.698.

Because we regained compliance with the NYSE American’s continued listing standards on September 16, 2026, under Section 1009(h) of the Company Guide, if we fall below any continued listing standard before September 16, 2027, the NYSE American may truncate the procedures otherwise available to us, including the opportunity to submit a compliance plan, and could immediately commence delisting proceedings.

In addition, NYSE American rule amendments approved by the SEC on August 14, 2026, effective July 1, 2027, will require the NYSE American to immediately suspend trading in and commence delisting proceedings for a listed company’s common stock if it closes below $0.25 on any single trading day. No cure period or compliance plan will be available. Before that date, the NYSE American generally views trading below $0.10 as abnormally low and may suspend trading immediately. The NYSE American may also delist a security after a precipitous price decline to an abnormally low level, even if the price remains above these levels.

If our common stock were delisted from the NYSE American, the liquidity and market price of our common stock could decline, we could lose eligibility to use certain registration statement forms and to make sales under our ATM Program, our ability to raise capital on acceptable terms or at all could be impaired, and we could face reduced analyst coverage and investor interest. We cannot assure you that we will continue to meet the NYSE American continued listing standards, that the NYSE American will not take action against us, or that any action we take will restore or maintain compliance.

The increasing use of artificial intelligence and other emerging technologies presents new risks and challenges.

We increasingly use artificial intelligence (“AI”) and other emerging technologies to improve our business processes, including through the integration of various AI tools into certain of our information systems. However, we may not properly implement these technologies into our business, and there can be no assurance that we will realize the anticipated efficiency gains or other benefits from their adoption. Failure to effectively integrate AI and other emerging technologies into our operations could put us at a competitive disadvantage to other oil and natural gas companies who have more successfully implemented such technologies. In addition, the use of AI presents certain risks, including, among other things: (i) the generation of and reliance upon inaccurate, misleading or otherwise flawed content and data in our business processes, (ii) the unauthorized use or disclosure of confidential or proprietary information and (iii) potential exposure to new or enhanced governmental or regulatory scrutiny, all of which could negatively impact our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.2

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

BATTALION OIL CORPORATION

November 12, 2026	By:	/s/ MATTHEW B. STEELE

	Name:	Matthew B. Steele
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)